Form 10-Q
period 1994-01-31
PHH CORP
filed 1994-03-14
CIK 77776

                            WASHINGTON D.C. 20549
                               ---------------

                                  FORM 10-Q
                               ---------------

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended JANUARY 31, 1994

                                      OR

      --- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ---------------------- to ---------------------

                               ---------------

                       Commission File Number 0-1631-2

                               ---------------

                               PHH CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                     52-0551284
(State or other jurisdiction of       (IRS Employer
Incorporation or organization)     Identification No.)

  11333 McCormick Road, Hunt              21031
       Valley, Maryland                 (Zip Code)
(Address of principal executive
           offices)

                                (410) 771-3600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of PHH Corporation common stock outstanding on February 28, 1994 was 17,472,838.

Total number of pages -- 14

                               PHH CORPORATION

                                    INDEX

  ----------------------------------------------------------------

                                                          Page No.
                                                         ---------

  Part I.      Financial Information:

               Item 1 - Financial Statements

                   Consolidated Condensed
                    Statements of Income--Three Months
                    Ended and Nine Months Ended January
                    31, 1994 and 1993                       3

                   Consolidated Condensed Balance
                    Sheets--January 31, 1994 and April
                    30, 1993                                4

                   Consolidated Condensed
                    Statements of Cash Flows--Nine
                    Months Ended January 31, 1994 and
                    1993                                    5

                   Notes to Consolidated Condensed
                    Financial Statements                    6

               Item 2 - Management's Discussion and
                Analysis of Financial Position and
                Operations                                  7

Part II.     Other Information

             Item 6 - Exhibits and Reports on
             Form 8-K                                      10

             Index to Exhibits                             11

Signatures                                                 14

                        PART I. FINANCIAL INFORMATION
                       PHH CORPORATION AND SUBSIDIARIES
                       --------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)
                 (thousands of dollars except per share data)
                               ---------------

                              Three Months         Nine Months
                            Ended January 31,   Ended January 31,

                             1994      1993      1994      1993
                           ------------------- --------------------

Revenues:
  Vehicle management
   services                 $281,080  $262,978  $ 859,062  $787,989
  Relocation and real
   estate services           194,212   194,925    619,299   623,763
                           ------------------- --------------------
  Mortgage banking
   services                   41,517    30,615    122,392    94,089
                           ------------------- --------------------
                             516,809   488,518  1,600,753 1,505,841
                           ------------------- --------------------

Operating expenses:
 Direct costs of operating
 leases                     196,056   176,587     601,474   518,152
  Costs, including
   interest, of carrying and
   reselling homes          170,233   175,030     547,895   553,901
 Direct costs of mortgage
  banking services           14,966    10,402      44,832    35,563
 Interest                    35,682    35,452     106,692   117,902
 Selling, general and
  administrative             73,024    66,600     219,139   212,266
                           ------------------- --------------------
                            489,961   464,071   1,520,032 1,437,784
                           ------------------- --------------------

Operating income             26,848    24,447      80,721    68,057
Other expense, net           (520)     (537)       (1,520)   (1,561)
                           ------------------- --------------------

Income before income taxes   26,328    23,910      79,201    66,496

Income taxes                 10,917     9,512      32,798    26,702
                           ------------------- --------------------
Net income                  $15,411   $14,398     $46,403   $39,794
                           ------------------- --------------------
                           ------------------- --------------------

Net income per share          $.87      $.83        $2.61    $2.30
                           ------------------- --------------------

Note: Certain reclassifications have been made to the prior year amounts for comparative purposes.

                           See accompanying notes.

                       PHH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (thousands of dollars)
- ------------------------------------------------------------------

                                January 31, 1994  April 30, 1993
                                ---------------- ----------------
                                  (unaudited)
ASSETS
Cash                                  $327             $522
Accounts receivable, less
allowance for doubtful accounts
of $7,486 at January 31, 1994
and $8,453 at April 30, 1993        431,492          402,581
Carrying costs on homes under
management                           43,949           52,042
Mortgages held for resale           687,943          478,658
Property and equipment, net         107,806           98,886
Unamortized goodwill                 54,030           55,209
Other assets                        149,573          131,705
                                ---------------- ----------------
                                   1,475,120        1,219,603
                                ---------------- ----------------

ASSETS UNDER MANAGEMENT
PROGRAMS
Net investment in leases and
leased vehicles                    2,694,062        2,716,956
Equity advances on homes            592,422          674,799
Other assets under management
programs                             1,602            1,670
                                ---------------- ----------------
                                   3,288,086        3,393,425
                                ---------------- ----------------

                                   $4,763,206       $4,613,028
                                ---------------- ----------------
                                ---------------- ----------------

LIABILITIES
Accounts payable and accrued
expenses                            $443,705         $545,244
Advances from clients                64,843           73,190
Deferred revenue                     30,936           33,449
Other debt                          712,746          511,128
Deferred income taxes               102,000           91,600
                                ---------------- ----------------
                                  1,354,230        1,254,611
                                ---------------- ----------------

LIABILITIES UNDER MANAGEMENT
PROGRAMS                          2,916,955        2,900,934
                                ---------------- ----------------

STOCKHOLDERS' EQUITY
Preferred stock, authorized
3,000,000 shares                       --               --
Common stock, no par value,
authorized 50,000,000 shares;
issued and outstanding
17,440,824 shares at January
31, 1994 and 17,197,785 shares
at April 30, 1993                    98,370           91,306
Cumulative foreign currency
translation adjustment              (21,191)         (17,916)
Retained earnings                   414,842          384,093
                                ---------------- ----------------
                                    492,021          457,483
                                ---------------- ----------------

                                 $4,763,206       $4,613,028
                                ---------------- ----------------
                                ---------------- ----------------

                           See accompanying notes.

                       PHH CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                 Nine Months Ended January
                                            31,
                                  (thousands of dollars)
                                ---------------------------
                                    1994          1993
                                ------------- -------------
Operating Activities:
  Net income                       $46,403       $39,794
  Adjustments to reconcile
   income to cash provided by
   operating activities:
Depreciation and amortization      619,353       540,371
    Deferred income taxes           11,031        (2,557)
    Changes in:
      Accounts receivable         (32,907)       64,622
      Carrying costs on homes
       under management             7,784         8,079
      Mortgages held for resale  (209,285)      63,796
      Accounts payable and
       accrued expenses           (97,177)      (13,435)
      Advances from clients        (8,202)        3,902
      Deferred revenue             (2,414)        3,896
      All other operating
       activity                   (23,698)      (25,015)
                                ------------- -------------
        Cash provided by
         operating activities     310,888       683,453
                                ------------- -------------

Investing Activities:
  Investment in leases and
    leased vehicles            (1,035,165)   (1,167,449)
  Repayment of investment in
    leases and leased vehicles    374,762       358,448
  Proceeds from sales and
    transfers of vehicle management
    - related assets               20,131        44,114
  Value of homes acquired      (3,185,662)   (3,204,262)
  Value of homes sold           3,269,802     3,081,731
  Proceeds from sale of
    relocation and real estate
    management - related assets       --         35,456
  Additions to property and
    equipment, net of dispositions (25,827)     (13,878)
  Acquisitions accounted for as
    a purchase                      (2,594)         --
  All other investing
    activities                        (106)       2,489
                                ------------- -------------
    Cash used in investing
      activities                  (584,659)    (863,351)
                                ------------- -------------

Financing Activities:
  Net change in borrowings with
   terms of less than 90 days      233,451       27,572
  Proceeds from issuance of
   other borrowings                765,232       761,757
  Principal payment on other
   borrowings                     (728,699)     (653,619)
  Stock option plan
   transactions                      7,064         5,554
  Payment of dividends             (15,654)      (15,280)
                                ------------- -------------
    Cash provided by financing
      activities                   261,394       125,984
                                ------------- -------------

Effect of exchange rate changes
  on cash                           12,182        53,291
                                ------------- -------------

Increase (decrease) in cash         (195)         (623)

Cash at beginning of period           522          1,183
                                ------------- -------------

Cash at end of period                $327          $560
                                ------------- -------------
                                ------------- -------------

Supplemental disclosures of
cash flow information:
  Cash paid for interest          $127,050      $131,080
                                ------------- -------------
                                ------------- -------------
  Cash paid for income taxes       $32,823       $27,778
                                ------------- -------------
                                ------------- -------------


                           See accompanying notes.

                       PHH CORPORATION AND SUBSIDIARIES
                       --------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               ---------------

SUMMARY OF ACCOUNTING POLICIES
- ------------------------------

Basis of Presentation
- ---------------------

  In  the  opinion  of  management,  the  accompanying  unaudited consolidated financial  statements  included  in  this  Form  10-Q  reflect all adjustments
(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

  For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report included as part of Form 10-K for the year ended April 30, 1993.

Net Income Per Share
- --------------------

 Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. See Exhibit 11 to this Form 10-Q which details the computation of net income per share.


CONTINGENT LIABILITIES
- ----------------------

  The Company and its subsidiaries are involved in pending litigation of the usual character incidental to the business transacted by them. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial statements.

                       PHH CORPORATION AND SUBSIDIARIES
                       --------------------------------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL POSITION AND OPERATIONS
                               ---------------


RESULTS  OF  OPERATIONS  -  Nine Months Ended January 31, 1994 vs. January 31,
1993
- ------------------------------------------------------------------------------

Net income and net income per share for the first nine months of fiscal 1994 were $46.4 million and $2.61, respectively, an increase of 17 and 13 percent, respectively, over the first nine months of fiscal 1993. Net income and net income per share for the third quarter of fiscal 1994 were $15.4 million and $0.87, respectively, an increase of seven and five percent, respectively, over the third quarter of fiscal 1993. The increase in net income for the first nine months and third quarter was due to increases in the Company's mortgage banking services and vehicle management services business segments, partially offset by a decrease in its relocation and real estate services business segment.

Consolidated revenues increased six percent for both the first nine months and third quarter of fiscal 1994 to $1.6 billion and $516.8 million, respectively, as compared to the same periods a year ago.

The Company's effective tax rate was 41.4 and 41.5 percent, respectively, for the first nine months and third quarter of fiscal 1994 compared with 40.2 and
39.8 percent for the comparable prior year periods. The higher effective tax rate reflects the increase in the US statutory rate to 35 percent.


Vehicle Management Services
- ---------------------------

Vehicle management services primarily consist of the management, purchase, leasing and resale of vehicles for corporate clients, including fuel and expense management programs and other fee-based services for their vehicle fleets.

Total vehicle management services revenues increased nine percent to $859.1 million and seven percent to $281.1 million for the first nine months and third quarter of fiscal 1994, respectively, as compared to the same periods a year ago.

Leasing revenues increased nine percent to $720.5 million and six percent to $233.8 million for the first nine months and third quarter of fiscal 1994, respectively, as compared to the same periods a year ago. The increase was due to a decrease, in comparison to prior years, in the amount of leases and leased vehicles sold or transferred to third parties for which management and servicing responsibility is retained. Had these assets not been sold or transferred in prior years, the related rental payments would have been included in revenues and related direct costs of operating leases, and interest would have been included in operating expenses. The result would have been that, on a pro forma basis, leasing revenues would have decreased six percent for the first nine months and eight percent for the third quarter of fiscal 1994 compared to the same periods a year ago. The decrease in leasing revenues, on a pro forma basis, was primarily due to a lower rental interest component charged on certain leases and leased vehicles due to reduced interest rates as well as a slight decrease in the number of vehicles under management.

Other vehicle management services revenues increased nine percent to $138.6 million for the first nine months and 14 percent to $47.3 million for the third quarter of fiscal 1994, as compared to the same periods a year ago. The increase was due to growth in domestic fee-based vehicle services such as vehicle maintenance management programs. Additionally, revenues for the nine-month period include increases from the continuing effects of a favorable used car market.

Vehicle management services operating income increased two percent for the first nine months of fiscal 1994, as compared to the same period a year ago. The increase was primarily due to increases from the continuing positive effects of a favorable used car market, growth in domestic fee-based vehicle services as well as the favorable effect of productivity efforts. Partially offsetting the increase improvements as well as a decrease in the number of vehicles under management.

For the third quarter of fiscal 1994, vehicle management services operating income increased 19 percent over the comparable prior year period. The increase was primarily due to growth in domestic fee-based vehicle services as well as the favorable effect of productivity efforts.

The Company's profitability from vehicle management services is affected by the number of vehicles managed and related services provided for clients. Profitability can also be affected as corporate clients exercise a higher degree of caution by re-evaluating the size of their vehicle fleets or by extending the service period of existing fleet vehicles. Management anticipates that continued downsizing of major corporate fleets, as businesses institute cost control and productivity enhancements to face intensified global competition, may continue to impact worldwide vehicle management services results in the near-term. However, as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality efforts, operating results should be positively affected.


Relocation and Real Estate Services
- -----------------------------------

Relocation and real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate, governmental agencies and affinity group clients. Other programs include fee-based services which provide assistance to the transferring employee as well as real estate and consulting services.

Relocation and real estate services revenues for the first nine months of fiscal 1994 decreased one percent to $619.3 million, and for the third quarter were $194.2 million, approximately the same as a year ago. Revenue decreases were primarily due to a reduction in the number of transferee homes sold in the US and UK and a reduction in interest rates and other direct costs of carrying and reselling homes which are charged to the Company's clients. These decreases were partially offset by revenue increases due to an increase in the number of homes sold in Canada resulting from an acquisition in fiscal 1994; an increase in domestic fee-based relocation services such as home marketing programs, group move planning and household goods moving; and an increase in the average value of transferee homes sold in the US.

Costs, including interest, of carrying and reselling homes for the first nine months and third quarter of fiscal 1994 decreased one percent and three percent, respectively, from the same periods a year ago. The decrease was primarily due to a decrease in interest expense caused by a reduction in interest rates as noted above, as well as a reduction in other direct costs of carrying and reselling homes. The decreases were partially offset by increased costs incurred in the first quarter to enhance the Company's global information technology as well as increased costs due to an increase in homes sold in Canada resulting from the Company's acquisition.

Relocation and real estate services operating income decreased 12 percent and 22 percent for the first nine months and third quarter of fiscal 1994, respectively, as compared to the same periods a year ago. The decrease was primarily due to costs incurred by the Company to broaden its worldwide consulting business, enhance its global information technology and consolidate office space in North America as well as integration costs from its acquisition in Canada. The decrease was partially offset by improvement in other fee-based relocation and real estate services and an increase in the value of transferee homes sold in the US.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates that as businesses continue to reassess their relocation plans as part of cost control measures, relocation services results may be impacted. However, as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality efforts, operating results should be positively affected.


Mortgage Banking Services
- -------------------------

Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, governmental agencies, credit unions, real estate brokerage firms and other mortgage banks.

Mortgage banking services revenues increased 30 percent to $122.4 million and 36 percent to $41.5 million for the first nine months and third quarter of fiscal 1994, respectively, as compared to the same periods a year ago. The increase was primarily due to a large percentage increase in loan closing volume as well as a 54 percent increase in the servicing portfolio. The value of loan closings increased 58 percent for the first nine months and 41 percent for the third quarter of fiscal 1994 from the previous year, due to growth in volume from established customer relationships, increased market penetration, as well as volume generated from residential mortgage refinancings.

Direct costs of mortgage banking services increased 26 percent and 44 percent for the first nine months and third quarter of fiscal 1994, respectively, over the comparable prior year periods. The increase was primarily due to increased costs to support increased loan closings as well as increased amortization of excess mortgage servicing fees.

Mortgage banking services operating income increased 70 percent and 25 percent for the first nine months and third quarter of fiscal 1994, respectively, as compared to the same periods a year ago. The increase was primarily due to increases in revenues as discussed above partially offset by increased selling, general and administrative expenses to support growth in this business segment.

The Company's profitability from mortgage banking services may be affected by such external factors as the level of interest rates and the condition of residential real estate markets. Management believes the Company's broad-based marketing strategies and quality efforts as well as its general practice of retaining servicing rights should continue to positively affect operating results.


FINANCIAL CONDITION
- -------------------

The Company maintains adequate committed credit facilities to support future requirements. As of January 31, 1994, the Company had outstanding $2,917 million of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, repayment of other assets under management programs, and the sale or transfer of certain assets to third parties. Lease repayments totalled $976 million for the first nine months of fiscal 1994, while repayments of equity advances on homes were $1,829 million.

                               PHH CORPORATION
                               ---------------

                          PART II. OTHER INFORMATION

                               ---------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit (11) - Schedule containing information used in the computation of net income per share.

(b)  Exhibit (12) - Schedule containing information used in the computation of the ratio of earnings to fixed charges.

                               PHH CORPORATION
                               ---------------

                              INDEX TO EXHIBITS

                               ---------------


Exhibit No.                                       Page No.
- ----------------                                  --------

Exhibit (11) -   Schedule containing information     12
                 used in the computation of net
                 income per share

Exhibit (12) -   Schedule containing information     13
                 used in the computation of the
                 ratio of earnings to fixed
                 charges

                               PHH CORPORATION
                               ---------------

                                  SIGNATURES

                               ---------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHH CORPORATION




Date: March 11, 1994                   ---------------------------------------
      --------------                   Roy A. Meierhenry
                                       Senior Vice President and
                                       Chief Financial Officer