Form 10-K
period 1994-04-30
PHH CORP
filed 1994-07-29
CIK 77776

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K
                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
FOR THE FISCAL YEAR APRIL 30, 1994                 COMMISSION FILE NUMBER 1-7797
                                PHH CORPORATION
             (Exact name of registrant as specified in its charter)

                           Maryland                             52-0551284

               (State or other jurisdiction of     (I.R.S. Employer Identification No.)
                incorporation or organization)

     11333 McCormick Road, Hunt Valley, Maryland        21031

       (Address of principal executive offices)      (Zip Code)

                                 (410) 771-3600
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
          Title of each class          on which registered
      Common Stock, no par value     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     YES   X                       NO
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 1994: $615,088,532.
NUMBER OF SHARES OF PHH CORPORATION OUTSTANDING ON JUNE 30, 1994: 17,265,643. Documents Incorporated by Reference
     Part III--Proxy Statement for 1994 Annual Meeting of Stockholders

                                PHH CORPORATION
                                     PART I
ITEM 1. BUSINESS
                                    GENERAL
     The Company provides a broad range of integrated management services, expense management programs and mortgage banking services to more than 2,000 clients, including many of the world's largest corporations, as well as governmental agencies and affinity groups. Its primary business service segments consist of vehicle management, relocation and real estate and mortgage banking. Information as to revenues, operating income and identifiable assets by business segment is included in the Business Segments note in the Notes to Consolidated Financial Statements.
     As of June 30, 1994, the Company and its subsidiaries had approximately 5,000 employees.
                          VEHICLE MANAGEMENT SERVICES
     Vehicle management services consist primarily of the management, purchase, leasing and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.
FLEET MANAGEMENT SERVICES
     The Company provides fully integrated vehicle management and leasing programs through PHH Vehicle Management Services. These programs were developed to meet the specific needs of companies using large and small numbers of cars and trucks and consist of managerial, leasing and advisory services, aimed at reducing and controlling the cost of operating corporate fleets.
     The Company's advisory services for automobile fleet management programs include recommendations on the makes and models of cars and accessories best suited to the client's use, the determination of persons eligible for company cars, the method of reimbursing field representatives for actual car expenses, the care and maintenance of cars and the personal use of company cars.
     Managerial services for automobile fleet programs include purchasing automobiles, arranging for their delivery through new car dealers located throughout the United States, Canada, the United Kingdom and the Republic of Ireland, complying with various local registration, title, tax and insurance requirements, pursuing warranty claims with automobile manufacturers and selling used cars at replacement time.
     The Company offers similar programs and services for vans and light and heavy-duty truck fleets. Advisory services offered include the determination of the vehicle specifications, makes, models and equipment best suited to perform the functions required by the client. Managerial services include purchasing new vans, light and heavy-duty trucks, trailers, truck bodies and equipment from manufacturers and franchised dealers, the performance of title, registration, tax and insurance functions, arranging for them to be titled, licensed and delivered to locations designated by clients, verifying invoices and selling used vehicles at replacement time.
     The Company offers various leasing plans for its vehicle leasing programs. Under these plans, the Company provides for the financing primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit. See the Liabilities Under Management Programs note in Notes to Consolidated Financial Statements.
     The Company leases vehicles for minimum lease terms of twelve months or more under either direct financing or operating lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. The Company has two distinct types of operating leases. Under one type, the open-end operating lease, resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding residual value guarantees. Under the other type of operating lease, the closed-end operating lease, resale of the vehicle on termination of the lease is for the account of the Company.
                                       1

     The Company's fleet management services may be the same whether the client owns or leases the vehicles. In either case, the client generally operates the vehicles on a net basis, paying all the actual costs incidental to their operation, including gasoline, oil, repairs, tires, depreciation, vehicle licenses, insurance and taxes. The fee charged by the Company for its services is based upon either a percentage of the original cost of the vehicle or a stated management fee and, in the case of a leasing client, includes the interest cost incurred in financing the vehicle.
FUEL AND EXPENSE MANAGEMENT PROGRAMS
     The Company offers fuel and expense management programs to corporations and governmental agencies for the control of automotive business travel expenses in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany. Through a service card and billing service, a client's traveling representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets. The Company also provides a series of safety-related programs, statistical control reports detailing expenses related to the general operation of vehicles, and a program which monitors and controls the type and cost of vehicle maintenance for individual automobiles.
     The Company also provides a fuel and expense management program and a centralized billing service for companies operating truck fleets in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations which participate in this program. Service fees are earned for the billing, collection and record keeping services and for assuming the credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.
COMPETITIVE CONDITIONS
     The principal methods of competition within vehicle management services are service quality and price.
     In the United States and Canada, an estimated 30% of the market for vehicle management services is served by third-party providers. There are 5 major providers of such services in North America, as well as an estimated several hundred local and regional competitors. The Company shares the market leadership with one other provider.
     In the United Kingdom, the portion of the fuel card services and vehicle management services markets served by third-party providers is an estimated 37% and 35%, respectively. The Company is the market leader among the 4 major nation-wide providers of fuel card services, and a market leader among the 7 major nation-wide providers of vehicle management services. Numerous local and regional competitors serve each such market element.
     The following sets forth certain statistics concerning automobiles, vans, light and heavy-duty trucks for which the Company provides managerial, leasing and/or advisory services in the United States, Canada, the United Kingdom, the Republic of Ireland and Germany at the end of the fiscal years shown:

                                                                    1994        1993        1992        1991        1990
Ending number of vehicles under management:
  United States................................................     312,288     322,598     333,528     334,823     332,423
  Canada.......................................................      46,317      45,336      46,466      44,082      33,774
  United Kingdom (2)...........................................      91,776      86,341      86,983      83,781      57,721
Average cost of vehicles:
  United States................................................  $   17,603  $   16,865  $   15,601  $   14,598  $   14,395
  Canada (1)...................................................  $   15,118  $   14,874  $   14,402  $   14,061  $   13,182
  United Kingdom (1)(2)........................................  $   20,346  $   19,183  $   18,229  $   15,639  $   14,249
Number of vehicles purchased...................................     107,999     115,768     117,877     128,435     133,665
Number of fuel and service card transactions
  (in thousands)...............................................      47,349      45,636      44,124      43,126      41,081
Gallons of fuel processed (in thousands).......................   1,073,119   1,038,723   1,076,026   1,064,983     882,534

(1) The cost of the Canadian and United Kingdom vehicles is stated in United States dollars, translated at the average exchange rate in effect for the year ended April 30, 1994 in order to eliminate the effect of exchange rate fluctuations.
(2) Includes the Republic of Ireland.
                                       2

                      RELOCATION AND REAL ESTATE SERVICES
EMPLOYEE RELOCATION
     The Company provides employee relocation services principally to large international corporations, governmental agencies and affinity groups in the United States, Canada, the United Kingdom and the Republic of Ireland through PHH Homequity Corporation and other relocation subsidiaries. Principal services consist of counseling transferred employees of clients and the purchase, management and resale of their homes. The Company's relocation services offer clients the opportunity to reduce employee relocation costs and facilitate employee relocation.
     The relocation subsidiary pays a transferring employee his/her equity in a home based upon a value determined by independent appraisals. In certain circumstances the employee's mortgage may be retired concurrently with the purchase of the equity; otherwise the relocation subsidiary normally accepts the administrative responsibility for making payments on any mortgages. Following payment to the employee, the corporate client normally pays the relocation subsidiary an advance billing to cover costs to be incurred during the period the home is held for resale, including debt service on any existing mortgage. These costs are paid by the relocation subsidiary and, after ultimate resale, a settlement is made with the corporate client reconciling the advance billing and the expense payments. Under the terms of the client contracts, the relocation subsidiaries are generally protected against losses from changes in market conditions.
     Funds to finance the purchase of homes are provided primarily through the issuance of commercial paper and medium-term notes and occasionally through unsecured borrowings under revolving credit agreements and bank lines of credit, or may be provided by the client. Interest costs are billed directly to the Company's clients. See the Liabilities Under Management Programs note in Notes to Consolidated Financial Statements.
     The Company's relocation subsidiaries also offer programs which provide home marketing, moving services, rental management, spousal career counseling and consulting services for transferred employees to help in selecting their new communities and homes. The destination services operations focus on developing and delivering home-finding and settling-in services for individual customers through local centers.
     Through its PHH Fantus Corporation subsidiary, the Company provides strategic facilities planning services, site selection and location consulting for corporate clients and governmental agencies. Additionally, the Company provides consulting services in the areas of general business strategy, marketing and management for transnational clients.
REAL ESTATE SERVICES
     The Company provides real estate services through PHH Homequity Corporation and other relocation subsidiaries. These services primarily include the management and resale of homes for financial institutions and governmental agencies in the United Kingdom, the United States and Canada.
COMPETITIVE CONDITIONS
     The principal methods of competition within relocation and real estate services are service quality and price. In the United States, Canada and the United Kingdom, an estimated 25% of the market for relocation and real estate services is served by third-party providers.
     In each of the United States, Canada and the United Kingdom, there are 4 major national providers of such services. There are an estimated several dozen local and regional competitors in each such country. The Company is the market leader in the United States and Canada, and third in the United Kingdom.
                                       3

     The following sets forth certain statistics concerning relocation and real estate services in the United States, Canada and the United Kingdom for the fiscal years shown:

                                                             1994          1993          1992          1991          1990
Number of transactions:
  Home purchase authorizations.........................        31,780        31,800        30,387        31,266        34,081
  Transferee homes sold................................        28,906        28,417        28,113        28,191        29,286
  Fee-based services:
     Home finding......................................        22,519        15,625        10,541         7,716           N/A
     Home marketing....................................        14,970         8,047         6,171         4,158           N/A
     Household-goods moves.............................        13,722         8,727         7,168         7,526           N/A
                                                               51,211        32,399        23,880        19,400
Average value of U.S. transferee homes sold (1)........  $    165,000  $    156,000  $    156,600  $    150,200  $    140,200

(1) Revenues for the U.S. relocation services are significantly determined based on the value of homes sold, while revenues for the United Kingdom and Canadian segments are primarily based on fees which are not related to the value of homes sold; therefore, this table only includes the average value of U.S. homes sold.
N/A Information not available.
MORTGAGE BANKING SERVICES
     The Company provides residential mortgage banking services through PHH US Mortgage Corporation. These services consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products as well as casualty insurance-related products are marketed to consumers through relationships with corporations, affinity groups, real estate brokerage firms and other mortgage banks.
     PHH US Mortgage is a centralized mortgage lender conducting business in all 50 states. It utilizes its computer system and an extensive telemarketing operation to allow the consumer to complete the entire mortgage transaction over the telephone. Through its own network of appraisers, title companies and closing attorneys, the Company can effectively administer its products and services anywhere in the nation.
     The mortgage unit customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by the Federal National Mortgage Association
(FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), or the Government National Mortgage Association (GNMA) while generally retaining mortgage servicing rights. The guarantees provided by FNMA and FHLMC are on a non-recourse basis to the Company. Guarantees provided by GNMA are non-recourse to the extent recoverable from certain government insurance programs.
     Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.
COMPETITIVE CONDITIONS
     The principal methods of competition in mortgage banking services are service quality and price. There are an estimated 22,000 national, regional or local providers of mortgage banking services across the United States. The Company ranked twenty-third among loan originators for calendar year 1993 and twenty-fourth for the three months ended March 31,1994.
     The following sets forth certain statistics concerning mortgage banking services for the fiscal years shown:

                                                          1994        1993       1992       1991       1990
Mortgage loan closings
  (in millions)......................................  $    8,074  $    5,618  $   3,797  $   2,331  $   1,962
Mortgage servicing portfolio at April 30
  (in millions)......................................  $   16,645  $   11,047  $   7,517  $   5,007  $   3,411
Delinquency rate.....................................        1.2%        1.1%       1.8%       2.3%       2.4%

SIGNIFICANT CUSTOMERS
     No customer purchased services totaling 10% or more of consolidated revenues in 1994, 1993, or 1992.
ITEM 2. PROPERTIES
     The corporate offices of the Company are located at 11333 McCormick Road, Hunt Valley, Maryland in an eight-story building which is owned by the Company and contains approximately 163,000 square feet of office space.
     The offices of PHH Vehicle Management Services North American operations are located throughout the US and Canada as follows:
     (Bullet) A six-story, 200,000 square foot office building in Hunt Valley,
              Maryland leased until September 2003
     (Bullet) Office space totaling 17,500 square feet in five cities leased as full service branch offices for fleet management activities for various terms to April 2003
     (Bullet) A dealership in Williamsburg, Virginia, having 101,000 square feet, leased until March 1998
     (Bullet) A dealership in Edenton, North Carolina, having 337,100 square feet, leased until December 1998
     (Bullet) Offices in Fort Worth, Texas, having 75,500 square feet, leased until March 2002
     (Bullet) Administrative offices in Mississauga, Canada, having 59,400 square feet, leased until February 1998
     (Bullet) Regional offices located in Montreal, Calgary, Vancouver,
              Mississauga & Quebec, Canada, having a total of 43,100 square feet, leased for various terms to December 2002
     The offices of PHH Relocation and Real Estate Services North American operations are located throughout the US and Canada as follows:
     (Bullet) Offices located in Wilton, Connecticut, having 40,000 square feet, leased until January 1996
     (Bullet) Offices in Danbury, Connecticut, having 92,500 square feet, leased until January 2000
     (Bullet) Field office space leased in fourteen cities as follows: 56,500 square feet in Irving, Texas until November 1998; 54,000 square feet in Oak Brook, Illinois until April 2003; 52,800 square feet in Concord, California until October 1998; and 55,500 square feet in eleven other cities for various terms to June 2002
     (Bullet) Offices located in Florham Park, New Jersey, where 14,200 square feet are leased until May 1996
     (Bullet) Offices in Chicago, Illinois, having 8,800 square feet, leased until September 2004
     (Bullet) Office space totaling 35,300 square feet in Toronto, Montreal,
              Vancouver, Ottawa and Nova Scotia, leased for various terms to May 2004
     The offices of Mortgage Banking Services are located as follows:
     (Bullet) A 127,000 square foot building in Mount Laurel, New Jersey which is owned by the Company
     (Bullet) In Englewood, Colorado in a building having 27,900 square feet leased until June 1997
     (Bullet) In two other locations totaling 16,300 square feet for various terms to June 1995.
     The offices of Vehicle Management Services and Relocation and Real Estate Management Services operations located in the United Kingdom and Europe are as follows:
     (Bullet) A 129,000 square foot building which is owned by the Company located in Swindon, United Kingdom
     (Bullet) Field offices having 47,800 square feet located in Swindon and
              Manchester, United Kingdom, Munich, Germany and Dublin, Ireland are leased for various terms to February 2016.
     The Company considers that its properties are generally in good condition and well maintained and are generally suitable and adequate to carry on the Company's business.
                                       5

ITEM 3. LEGAL PROCEEDINGS
     The Company is party to various litigation arising in the ordinary course of business and is plaintiff in several collection matters which are not considered material either individually or in the aggregate.
ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1994.
                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     The Company's common stock is publicly traded on the New York Stock Exchange under the symbol "PHH". The common stock is entitled to dividends when and as declared by the Board of Directors. The payment of future dividends will depend upon earnings, the financial condition of the Company and other relevant factors. At June 30, 1994 there were 1,975 holders of common stock. The dividends and high and low prices for each quarter during the Company's 1994 and 1993 fiscal years were as follows:

                                     DIVIDEND                        PRICE
              1994                     PAID          HIGH                              LOW
First quarter...................       $.30       $       42 1/2                   $       39 1/2
Second quarter..................       $.30       $       46 3/4                   $       41 3/8
Third quarter...................       $.30       $       46 3/4                   $       40 5/8
Fourth quarter..................       $.30       $       43 1/4                   $       33 1/4
              1993
First quarter...................       $.30       $       36 7/8                   $       32 3/4
Second quarter..................       $.30       $       38 7/8                   $       34 5/8
Third quarter...................       $.30       $       41 1/2                   $       37 1/4
Fourth quarter..................       $.30       $       43                       $       39

ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per share data)
Years ended April 30,                            1994           1993          1992           1991            1990
Revenues:
    Vehicle management services              $ 1,162,483    $ 1,069,484    $   992,514    $ 1,023,857    $ 1,022,233
    Relocation and real estate services          816,261        829,336        849,871        923,536        822,662
    Mortgage banking services                    155,935        122,111         89,099         70,232         57,096
                                             $ 2,134,679    $ 2,020,931    $ 1,931,484    $ 2,017,625    $ 1,901,991
Income from continuing operations            $    64,558    $    56,417    $    49,979    $    47,079    $    57,308
Discontinued operations, net of income taxes           -              -              -              -        (18,500)
Net income                                   $    64,558    $    56,417    $    49,979    $    47,079    $    38,808
Income per share:
    From continuing operations               $      3.64    $      3.25    $      2.92    $      2.78    $      3.38
    From discontinued operations                       -              -              -              -          (1.09)
    Net income per share                     $      3.64    $      3.25    $      2.92    $      2.78    $      2.29
Cash dividends per share                     $      1.20    $      1.20    $      1.20    $      1.20    $      1.16

Selected Balance Sheet Data
As of April 30,                                     1994           1993           1992           1991           1990
Total assets                                 $ 4,766,783    $ 4,613,028    $ 4,365,031    $ 4,198,689    $ 4,464,094
Assets under management programs             $ 3,243,014    $ 3,393,425    $ 3,115,680    $ 3,133,332    $ 3,419,324
Liabilities under management programs        $ 2,841,905    $ 2,900,934    $ 2,771,250    $ 2,804,688    $ 3,027,594
Other debt                                   $   719,822    $   511,128    $   405,017    $   184,497    $   259,136
Stockholders' equity                         $   498,313    $   457,483    $   423,287    $   392,866    $   362,706

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


RESULTS OF OPERATIONS

    All comparisons within the following discussion are to the previous year, unless otherwise stated.

    Consolidated results: Net income increased 14% to $64.6 million in fiscal 1994. Net income per share increased 12% to $3.64. The increase in net income was due to increases in the mortgage banking services and vehicle management services business segments, partially offset by a decrease in the relocation and real estate services business segment. In fiscal 1993, net income increased 13% to $56.4 million and net income per share increased 11% to $3.25, reflecting increases in all three of the Company's business segments, though primarily in mortgage banking services.

    Consolidated revenues increased 6% to $2.1 billion in fiscal 1994 and 5% to $2.0 billion in fiscal 1993.

    The provision for income taxes reflects effective tax rates of 41.2%, 40.1% and 39.9% in fiscal 1994, 1993 and 1992, respectively. The fiscal 1994 rate reflects the increase in the US federal corporate income tax rate from 34% to 35%. The additional tax accrued to adjust the Company's deferred tax assets and liabilities for the effect of the increased income tax rate was offset by an adjustment of tax accruals based upon the completion of certain tax examinations.

Vehicle Management Services
    Vehicle management services primarily consist of the management, purchase, leasing and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.

Operating Income (in thousands)     1994          1993          1992
Revenues:
   Leasing revenues                 $ 968,149    $ 894,576    $ 827,696
   Other                              194,334      174,908      164,818
                                    1,162,483    1,069,484      992,514
Expenses:
   Depreciation                       808,894      707,542      600,109
   Interest                           109,859      124,038      157,522
   Selling, general and
    administrative                    197,500      195,632      194,148
                                    1,116,253    1,027,212      951,779
Operating Income                    $  46,230    $  42,272    $  40,735

    Leasing revenues increased 8% to $968 million in fiscal 1994 and 8% to $895 million in fiscal 1993. The increases were primarily due to a reduced amount, in comparison to prior years, of leases and leased vehicles sold or transferred to third parties for which management and servicing responsibility is retained. Had these assets not been sold or transferred, the related rental payments would have been included in revenues and the related depreciation on vehicles under operating leases and interest would have been included in expenses. On a pro forma basis, the result would have been a decrease in leasing revenues of 6% for fiscal 1994 and 3% for fiscal 1993. The decreases in pro forma leasing revenues were primarily due to a lower rental interest component charged on certain leases and leased vehicles due to reduced interest rates and a decrease in the number of leased vehicles under management.

    Other revenues increased 11% to $194 million in fiscal 1994 and 6% to $175 million in fiscal 1993. The increases were primarily due to growth in domestic fee-based services such as vehicle maintenance management programs and a favorable resale market for disposition of vehicles under closed-end leases.

Key Operating Factors                1994          1993          1992
Ending number of vehicles
 under management                   450,381       454,275       466,977
   Percent change                       (1%)          (3%)            1%
Number of vehicles
 purchased                          107,999       115,768       117,877
   Percent change                       (7%)          (2%)          (8%)
Number of fuel and
 service card transactions
 (in thousands)                      47,349        45,636        44,124
   Percent change                         4%            3%            5%
Gallons of fuel processed
 (in thousands)                   1,073,119     1,038,723     1,076,026
   Percent change                         3%          (3%)            1%

    Vehicle management services operating income increased 9% to $46.2 million in fiscal 1994. The increase was primarily due to increases from the continuing positive effects of a favorable resale market for disposition of vehicles under closed-end leases, higher management fees resulting from increases in the average cost of vehicles managed, growth in domestic fee-based vehicle services as reflected in the number of fuel and service card transactions and gallons processed (see key operating factors) as well as the favorable effect of productivity efforts. Partially offsetting the increase were decreased revenues resulting from a slight decrease in the number of vehicles under management as well as increased selling, general and administrative costs including costs related to certain information technology improvements.

    In fiscal 1993, operating income increased 4% to $42.3 million. The increase was primarily due to growth in fee-based vehicle management services as well as improvements in fuel and expense management programs in the UK. These improvements were partially offset by a decrease in domestic fuel and expense management programs, a decrease in the number of vehicles under management, continued investment toward expansion into Continental Europe, and a reduction due to the effect of foreign currency translation.

    The Company's profitability from vehicle management services is affected by the number of vehicles managed and related services provided for clients. Profitability can also be affected as corporate clients exercise a higher degree of caution by decreasing the size of their vehicle fleets or by extending the service period of existing fleet vehicles. Operating results should be positively affected as clients choose to outsource their vehicle management services and as the Company expands into new markets, further enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Relocation and Real Estate Services
    Relocation and real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, governmental agencies and affinity groups. Other programs include fee-based services which provide assistance to the transferring employee and real estate services to financial institutions as well as other consulting services.

Operating Income (in thousands)        1994         1993        1992
Revenues                            $ 816,261    $ 829,336    $ 849,871
Expenses:
   Costs of carrying and
    reselling homes
    and interest                      718,078      738,979      760,831
   Selling, general and
    administrative                     76,683       63,742       62,683
                                      794,761      802,721      823,514
Operating Income                    $  21,500    $  26,615    $  26,357

    Relocation and real estate services revenues decreased 2% to $816 million in fiscal 1994. Revenue decreases were primarily due to a reduction in the number of transferee homes sold in the US and UK and a reduction in interest rates and other direct costs of carrying and reselling homes, which are charged to the Company's clients. These decreases were partially offset by revenue increases due to an increase in the number of homes sold in Canada resulting from an acquisition in fiscal 1994; an increase in domestic fee-based relocation services such as home marketing programs, group move planning and household goods moving; and an increase in the average value of transferee homes sold in the US.

    In fiscal 1993, revenues decreased 2% to $829 million. The decrease was primarily due to a reduction in interest rates and other direct costs of carrying and reselling homes, which are passed through to the Company's clients, partially offset by an increase in the number of transferee homes sold in the US and favorable results in the US from other fee-based relocation services.

    Costs of carrying and reselling homes and interest decreased 3% to $718 million in fiscal 1994 and 3% to $739 million in fiscal 1993. The decreases were primarily due to a decrease in interest expense caused by a reduction in interest rates as noted above, as well as a reduction in other direct costs of carrying and reselling homes due to a reduction in the number of days homes were held for resale. In fiscal 1994, increased costs were incurred due to an increase in the number of homes sold resulting from the Company's acquisition in Canada and to enhance the Company's global information technology.

Key Operating Factors             1994            1993         1992
Number of transactions:
   Home purchase
    authorizations                 31,780        31,800        30,387
     Percent change                     -             5%          (3%)
   Transferee homes sold           28,906        28,417        28,113
     Percent change                     2%            1%            -
   Fee-based services:
     Home finding                  22,519        15,625        10,541
     Home marketing                14,970         8,047         6,171
     Household-goods
      moves                        13,722         8,727         7,168
                                   51,211        32,399        23,880
     Percent change                    58%           36%           19%
Average value of US
 transferee home sold           $ 165,000     $ 156,000     $ 156,600
     Percent change                     6%            -             4%

    Relocation and real estate services operating income decreased 19% to $21.5 million in fiscal 1994. The decrease was primarily due to costs incurred by the Company to broaden its worldwide consulting business, enhance its global information technology and consolidate office space in North America, as well as integration costs from its acquisition in Canada. The decrease was partially offset by improvement in the results of other fee-based relocation and real estate services and an increase in the value of transferee homes sold in the US.


    In fiscal 1993, operating income increased 1% to $26.6 million. The increase was primarily due to increases in the number of transferee homes sold in the US as well as improvement in other fee-based services in the US. Partially offsetting the increase were decreases in the number of homes sold and a reduction of real estate services provided in the UK and Canada, as well as the minor effect of a change in the application of revenue recognition accounting policies in the UK to more closely align policies for similar product lines on a worldwide basis.

    The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates that, as businesses continue to reassess their relocation plans as part of cost control measures, the results of the relocation services segment may be impacted. However, operating results should be positively affected as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Mortgage Banking Services

    Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, real estate brokerage firms and other mortgage banks.

   Operating Income (in thousands)       1994         1993        1992

Revenues                              $ 155,935    $ 122,111    $ 89,099
Expenses:
   Direct costs
    and interest                         85,564       69,805      55,669
   Selling, general and
    administrative                       28,305       26,955      17,405
                                        113,869       96,760      73,074
Operating Income                      $  42,066    $  25,351    $ 16,025

    Mortgage banking services revenues increased 28% to $156 million in fiscal 1994. The increase was primarily due to a large percentage increase in loan closing volume as well as a 51% increase in the servicing portfolio. The value of loan closings increased 44% due to growth in volume from established customer relationships, increased market penetration, as well as volume generated from residential mortgage refinancings. Similarly, in fiscal 1993, revenues increased 37% to $122 million.

    Direct costs and interest increased 23% to $86 million in fiscal 1994 and 25% to $70 million in fiscal 1993. The increases were primarily due to increased costs to support increased loan closings and a larger servicing portfolio partially offset by reduced interest rates. Additionally, direct costs include unscheduled amortization of excess mortgage servicing fees of $11.3 million and $11.9 million in fiscal 1994 and 1993, respectively.

Key Operating Factors           1994         1993         1992

Mortgage loan closings
 (in millions)                $  8,074     $  5,618     $ 3,797
   Percent change                   44%          48%         63%
Ending mortgage
 servicing portfolio
 (in millions)                $ 16,645     $ 11,047     $ 7,517
   Percent change                   51%          47%         50%
Delinquency rate                   1.2%         1.1%        1.8%

    Mortgage banking services operating income increased 66% to $42.1 million in fiscal 1994 and 58% to $25.4 million in fiscal 1993. The increase reflects increases in revenues as discussed above, partially offset by higher costs incurred due to increased loan closings as well as higher costs of managing the larger servicing portfolio.

    The Company's profitability from mortgage banking services will be affected by such external factors as the level of interest rates, the strength of the various segments of the economy, and the condition of residential real estate markets. The Company is experiencing a slowdown in refinancing activity due to a rise in interest rates. Management believes the Company's broad-based marketing strategies and continuous quality improvement efforts, as well as its focus on building and maintaining a high quality servicing portfolio, should continue to positively affect operating results.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Additionally, in November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, effective in fiscal 1995, "Employers' Accounting for Postemployment Benefits". Application of this statement will require the Company to change from the cash basis to the accrual basis of recording the costs of benefits provided to former or inactive employees after employment but before retirement. The effect of this statement has been estimated and will not significantly affect the consolidated financial statements of the Company.


LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its funding sources to ensure adequate liquidity for servicing of existing liabilities and by obtaining longer-term funds required to meet the Company's strategic growth objectives. The mix of funding sources depends on market conditions at the time, the characteristics of the assets of the Company, and the management of diverse international funding sources for the greatest long-term financial flexibility.

    The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, international money and capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. (See Operating Activities and Investing Activities in the Company's Consolidated Statements of Cash Flows.)

    Based upon historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of a client. Within mortgage banking services, the asset characteristics reflect the length of time from commitment to the sale of mortgages to unrelated investors. Once the asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options.

    To maintain the integrity of its assets under management, the Company maintains rigorous client credit standards to minimize credit risk and the potential for losses.

    Domestic and international financial markets provide a variety of sources of funding. The Company has consciously managed these sources to ensure broad access to major money and capital markets. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro, Canadian and Sterling commercial paper markets, as well as other cost effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.1 and $1.9 billion at April 30, 1994 and April 30, 1993, respectively. At April 30, 1994, $1.2 billion in medium-term notes and $185 million in other debt securities were outstanding compared to $1.1 billion and $390 million, respectively, in fiscal 1993. (See Financing Activities in the Company's Consolidated Statements of Cash Flows.) From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts.

    To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. Committed revolving credit agreements totaling $2.4 billion and uncommitted lines of credit aggregating $330 million are currently in place with 31 domestic and international banks. Management closely evaluates not only the credit quality of the banks but the maturity of the various agreements to ensure ongoing availability. Of the Company's $2.4 billion in committed facilities at April 30, 1994, the full amount was undrawn and available. Management believes that its current policy provides adequate protection should financial stress occur in the commercial paper or medium-term note markets.

    These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities enable the Company to service its debt and offer a broad spectrum of service products to its clients.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   REPORT AND CONSENT OF INDEPENDENT AUDITORS
The Stockholders and Board of Directors
PHH Corporation:
     We have audited the consolidated financial statements of PHH Corporation and subsidiaries as listed in the accompanying index on page 27. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries at April 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                         KPMG PEAT MARWICK
Baltimore, Maryland
May 23, 1994
To the Stockholders and Board of Directors
PHH Corporation:
     We consent to incorporation by reference in the Registration Statements on Form S-3 (No. 33-48125, No. 33-52669 and No. 33-59376) and Form S-8 (No.
33-38309 and No. 33-53282) of PHH Corporation of our report dated May 23, 1994, relating to the consolidated balance sheets of PHH Corporation and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1994, and all related schedules, which report appears in the April 30, 1994 annual report on Form 10-K of PHH Corporation.
                                         KPMG PEAT MARWICK
Baltimore, Maryland
July 29, 1994
                                       12

Consolidated Statements of Income


(In thousands except per share data)
Years ended April 30,                                            1994           1993          1992
Revenues:
    Vehicle management services                              $ 1,162,483    $ 1,069,484    $ 992,514
    Relocation and real estate services                          816,261        829,336      849,871
    Mortgage banking services                                    155,935        122,111       89,099
                                                               2,134,679      2,020,931    1,931,484
Expenses:
    Depreciation on vehicles under operating leases              808,894        707,542      600,109
    Costs, including interest, of carrying and
      reselling homes                                            717,793        734,640      757,534
    Direct costs of mortgage banking services                     57,091         47,288       30,738
    Interest                                                     138,617        150,894      185,750
    Selling, general and administrative                          302,488        286,329      274,236
                                                               2,024,883      1,926,693    1,848,367
Income before income taxes                                       109,796         94,238       83,117
Income taxes                                                      45,238         37,821       33,138
Net income                                                   $    64,558    $    56,417    $  49,979
Net income per share                                         $      3.64    $      3.25    $    2.92

                                 See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets


(In thousands)
As of April 30,                                        1994             1993
Assets
Cash                                               $        25     $       522
Accounts receivable, less allowance for doubtful
  accounts of $6,525 in 1994 and $8,453 in 1993        470,756         402,581
Carrying costs on homes under management                36,085          52,042
Mortgages held for resale                              705,888         478,658
Property and equipment, net                            108,158          98,886
Unamortized goodwill                                    54,797          55,209
Other assets                                           148,060         131,705
                                                     1,523,769       1,219,603
Assets Under Management Programs
Net investment in leases and leased vehicles         2,766,983       2,716,956
Equity advances on homes                               474,525         674,799
Other assets under management programs                   1,506           1,670
                                                     3,243,014       3,393,425
                                                   $ 4,766,783     $ 4,613,028
Liabilities
Accounts payable and accrued expenses              $   533,943     $   545,598
Advances from clients                                   49,765          73,190
Deferred revenue                                        29,435          33,449
Other debt                                             719,822         511,128
Deferred income taxes                                   93,600          91,246
                                                     1,426,565       1,254,611
Liabilities Under Management Programs                2,841,905       2,900,934
Stockholders' Equity
Preferred stock, authorized 3,000,000 shares                 -               -
Common stock, no par value, authorized
  50,000,000 shares; issued and outstanding
  17,245,673 shares in 1994 and 17,197,785
  shares in 1993                                        92,139          91,306
Cumulative foreign currency translation adjustment     (21,627)        (17,916)
Retained earnings                                      427,801         384,093
                                                       498,313         457,483
                                                   $ 4,766,783     $ 4,613,028


                                 See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


(In thousands)
Years ended April 30,                                             1994            1993           1992
Operating Activities:
    Net income                                               $    64,558     $    56,417     $    49,979
    Adjustments to reconcile income to cash
      provided by operating activities:
      Depreciation and amortization                              843,678         738,062         620,298
      Deferred income taxes                                        3,036         (14,075)         (8,686)
      Changes in:
        Accounts receivable                                      (72,536)         29,452         104,437
        Carrying costs on homes under management                  15,544          10,510          14,779
        Mortgages held for resale                               (227,230)        (28,505)       (258,563)
        Accounts payable and accrued expenses                     (6,177)         12,387           5,058
        Advances from clients                                    (23,249)         (9,329)        (59,986)
        Deferred revenue                                          (3,897)          3,592           4,666
        All other operating activity                             (34,539)        (21,969)         (7,179)
        Cash provided by operating activities                    559,188         776,542         464,803
Investing Activities:
    Investment in leases and leased vehicles                  (1,578,721)     (1,699,971)     (1,744,771)
    Repayment of investment in leases and leased
      vehicles                                                   549,262         553,822         578,687
    Proceeds from sales and transfers of
      vehicle management-related assets                          105,087          90,697         450,163
    Value of homes acquired                                   (4,101,894)     (4,102,013)     (3,992,271)
    Value of homes sold                                        4,301,529       4,068,422       4,061,685
    Proceeds from sales of relocation and real estate-
      related assets                                                   0          39,318          59,399
    Additions to property and equipment, net of
      dispositions                                               (32,719)        (20,825)        (23,992)
    Acquisitions accounted for as a purchase                      (2,594)              -         (35,381)
    All other investing activities                                   602           3,006           5,501
        Cash used in investing activities                       (759,448)     (1,067,544)       (640,980)
Financing Activities:
    Net change in borrowings with terms of less than
      90 days                                                    172,255          81,453        (227,412)
    Proceeds from issuance of other borrowings                 1,040,092       1,123,795         927,824
    Principal payment on other borrowings                     (1,011,673)       (947,905)       (515,775)
    Stock option plan transactions                                   833           9,833            (362)
    Payment of dividends                                         (20,850)        (20,436)        (20,272)
        Cash provided by financing activities                    180,657         246,740         164,003
Effect of exchange rate changes on cash                           19,106          43,601          13,088
Increase (decrease) in cash                                         (497)           (661)            914
Cash at beginning of period                                          522           1,183             269
Cash at end of period                                        $        25     $       522     $     1,183


                                 See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

                                                                          Cumulative
                                                                            Foreign
                                                                           Currency
(In thousands)                                      Common Stock         Translation     Retained
Years Ended April 30, 1994, 1993 and 1992       Shares       Amount       Adjustment     Earnings
Balance April 30, 1991                        16,881,057    $ 81,835     $   (7,374)    $ 318,405
    Net income                                                                             49,979
    Cash dividends declared ($1.20 per share)                                             (20,272)
    Foreign currency translation adjustment                                   1,076
    Stock option plan transactions,
      net of treasury share activity
      and related income tax benefits                  -        (362)
Balance April 30, 1992                        16,881,057      81,473         (6,298)      348,112
    Net income                                                                             56,417
    Cash dividends declared ($1.20 per share)                                             (20,436)
    Foreign currency translation adjustment                                 (11,618)
    Stock option plan transactions,
      net of treasury share activity
      and related income tax benefits            316,728       9,833
Balance April 30, 1993                        17,197,785      91,306        (17,916)      384,093
    Net income                                                                             64,558
    Cash dividends declared ($1.20 per share)                                             (20,850)
    Foreign currency translation adjustment                                  (3,711)
    Stock option plan transactions,
      net of treasury share activity
      and related income tax benefits             47,888         833
Balance April 30, 1994                        17,245,673    $ 92,139     $  (21,627)    $ 427,801

                                 See Notes to Consolidated Financial Statements.



Notes to the Consolidated Financial Statements

(In thousands except per share data)


ACCOUNTING POLICIES

    The accounting policies of PHH Corporation conform to generally accepted accounting principles. The consolidated financial statements include the accounts of PHH Corporation and its wholly-owned domestic and foreign subsidiaries (the Company). Policies outlined below include all policies considered significant. All significant intercompany balances and transactions have been eliminated.

Vehicle Management Services

    Vehicle management services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets. Revenues from these services other than leasing are taken into income over the periods in which the services are provided and the related expenses are incurred.

    The Company leases vehicles to corporate fleet users under operating and direct financing lease arrangements. The initial lease term typically covers a period of twelve months or more and thereafter may be extended at the option of the lessee. The Company records the cost of leased vehicles as an "investment in leases and leased vehicles." Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method which approximates the contractual terms.

Relocation and Real Estate Services

    Relocation services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, governmental agencies and affinity groups. The Company pays transferring employees their equity based on an appraised value of their homes, determined by independent appraisers, after deducting any outstanding mortgages. In certain circumstances the mortgages may be retired concurrently with the purchase of the equity;
otherwise, the relocation management subsidiaries normally accept administrative responsibility for making payments on any mortgages. These mortgages are either retired at settlement or assumed by the purchaser when the homes are resold, which generally is within six months.

    The client normally pays an advance billing for a portion of the costs to be incurred during the period the home is held for resale. These advances are included in "advances from clients." These costs are paid by the relocation management subsidiaries and are identified as "carrying costs on homes under management" until resale. After resale, a settlement of actual costs and the advance billing is made with the client.

    Revenues and the related "costs, including interest, of carrying and reselling homes" of the relocation management subsidiaries are recognized at closing for the resale of the home. Under the terms of their contracts with clients, the Company is generally protected against losses from changes in market conditions.

    The Company also offers fee-based programs such as home marketing programs, moving services, rental management, and other programs designed to assist transferred employees. The destination services operations focus on developing and delivering home-finding and settling-in services for individual customers through local centers. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

    Real estate services include fee-based services for the management and resale of homes primarily for financial institutions and governmental agencies.
The Company also offers strategic management consulting services to corporate clients and governmental agencies. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

Mortgage Banking Services

    Mortgage banking services primarily include the origination, sale and servicing of residential first mortgage loans as well as related insurance products. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, real estate brokerage firms and other mortgage banks. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans held for resale, are deferred until the loan is sold. Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

    Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are increased or decreased by the amount of deferred mortgage servicing fees recorded.

Property and Equipment

    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided by charges to income over the estimated useful lives of such assets. Buildings are depreciated on the straight-line method (25 to 45 years); building improvements, on the straight-line method (10 to 20 years); equipment and leasehold improvements, on either the double-declining balance or straight-line method (3 to 10 years); and externally developed software is capitalized and amortized on the straight-line method (5 years). Expenditures for improvements that increase value or that extend the life of the assets are capitalized; maintenance and repairs are charged to operations. Gains or losses from retirements and disposals of property and equipment are included in selling, general and administrative expense.

Unamortized Goodwill

    Unamortized goodwill represents the excess of cost over the net tangible and intangible assets of businesses acquired. It is being amortized by the straight-line method over various periods up to 40 years and is included in selling, general and administrative expense.





Assets Under Management Programs

    Assets under management programs are held subject to leases or other client contracts. The effective interest rates and maturity characteristics of the leases and other contracts are generally matched with the characteristics of the overall funding program.

Translation of Foreign Currencies

    Assets and liabilities of the foreign subsidiaries are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates. Revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included in stockholders' equity including, for years prior to 1991, transaction gains and losses resulting from forward exchange contracts on foreign equity amounts net of income tax effects. Gains and losses resulting from the change in exchange rates realized upon settlement of foreign currency transactions are substantially offset by gains and losses realized upon settlement of forward exchange contracts. Therefore, the resulting net income effect of transaction gains and losses in all three years was not significant.

Interest

    Interest expense consists of interest on debt incurred to fund working capital requirements and to finance vehicle leasing activities, relocation services and mortgage banking operations. Interest used to finance equity advances on homes is included in "costs, including interest, of carrying and reselling homes" and was $23,491 in 1994, $43,041 in 1993, and $51,308 in 1992.
Total interest paid, including amounts within "costs, including interest, of carrying and reselling homes," was $165,406 in 1994, $170,628 in 1993, and $229,332 in 1992.

Income Taxes

    The provision for income taxes includes deferred taxes resulting from items reported in different periods for income tax and financial statement purposes.
The Company computes deferred taxes using the liability method. No provision has been made for US income taxes on cumulative undistributed earnings of foreign subsidiaries since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Undistributed earnings of the foreign subsidiaries at April 30, 1994, were $84,078. The determination of unrecognized deferred US tax liability for unremitted earnings is not practicable. However, it is estimated that foreign withholding taxes of $5,462 may be payable if such earnings were remitted.

Net Income Per Share

    Net income per share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. The number of shares used in the calculations were approximately
17,741,000 for 1994, 17,357,000 for 1993, and 17,100,000 for 1992.

Fair Values of Financial Instruments

    Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain on- and off-balance sheet financial instruments for which it is practicable to estimate fair value. The fair values presented for certain financial instruments are estimates, which in many cases may differ significantly from the amounts which could be realized upon immediate liquidation. In cases where market prices are not available, estimates of fair value are based on discounted cash flow analyses which utilize current interest rates for similar financial instruments with comparable terms and credit quality. Fair value estimates are based on existing on- and off-balance sheet financial instruments, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless otherwise noted in the Notes to Consolidated Financial Statements.

Reclassifications

    Certain reclassifications have been made to the prior years' financial statements for comparative purposes.


NEW ACCOUNTING PRONOUNCEMENT

    In November 1992, the Financial Accounting Standards Board (FASB) issued
SFAS No. 112, effective in fiscal 1995, "Employers' Accounting for
Postemployment Benefits." Application of this statement will require the Company to change from the cash basis to the accrual basis of recording the costs associated with benefits provided to former or inactive employees after employment but before retirement. The effect of this statement has been estimated and will not significantly affect the consolidated financial statements of the Company.


MORTGAGES HELD FOR RESALE

    Mortgages held for resale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgages are recorded at the lower of cost or market value.

    The Company is party to a variety of forward delivery contracts, financial futures programs and options in order to minimize the risk of price fluctuations with respect to both mortgage loans held for resale and anticipated mortgage production arising from loan commitments issued. At April 30, 1994, the Company had mandatory commitments to sell loans amounting to $997,300 and optional commitments to sell loans amounting to $141,000 and commitments to fund loans amounting to $561,000. These contractual commitments are taken into account together with the stated interest on mortgages held for resale in recording mortgages at the lower of cost or market value. The fair value of the mortgages and related contractual commitments, estimated using quoted market prices of similar instruments, approximates the carrying amount of mortgages held for resale at April 30, 1994 and 1993.

    The Company issues mortgage-backed certificates insured or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage
Corporation (FHLMC), Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration.
The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $1,139,199 and $611,234 at April 30, 1994 and 1993, respectively. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC, and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of April 30, 1994 and 1993, mortgage loans sold with recourse amounted to $14,400 and $23,800, respectively. The Company believes adequate reserves are maintained to cover all potential losses.


PROPERTY AND EQUIPMENT

    Property and equipment at April 30 consisted of the following:


                                        1994         1993
Land                                 $  10,748     $ 10,194
Buildings and leasehold improvements    55,421       49,442
Equipment                              108,848      102,022
Accumulated depreciation
 and amortization                      (78,371)     (77,742)
                                        96,646       83,916
Capitalized software costs, net         11,512       14,970
                                     $ 108,158     $ 98,886

 OTHER ASSETS
 Other assets at April 30 consisted of the following:

                                           1994         1993
Unamortized mortgage servicing fees    $  88,337    $  64,187
Residential properties held for resale    13,488       21,679
Intangible assets recognized
 from acquisitions                         8,359       11,593
Mortgage-related notes receivable          5,039        6,387
Other                                     32,837       27,859
                                       $ 148,060    $ 131,705

    The unamortized mortgage servicing fees represent the value of purchased servicing rights and excess servicing fees which are deferred. Such servicing rights and fees are charged to income over the estimated effective life of the related mortgages, estimated to average 6 years. The fair value of excess servicing fees, estimated using discounted cash flows, approximates the carrying amount which was $74,200 and $58,500 at April 30, 1994 and 1993, respectively. Mortgage loans serviced were $16,644,730 and $11,047,284 at April 30, 1994 and 1993, respectively. Intangible assets recognized from acquisitions of relocation services companies are being amortized by the straight-line method over periods ranging from 5 to 10 years. Residential properties held for resale are located primarily in the US and are carried at the lower of cost or resale value. Mortgage-related notes receivable are loans secured by real estate.


ASSETS UNDER MANAGEMENT PROGRAMS

Net Investment in Leases and Leased Vehicles

    The net investment in leases and leased vehicles at April 30 consisted of the following:

                              1994          1993

Vehicles under open-end
 operating leases          $2,156,768    $2,033,222
Vehicles under closed-end
 operating leases             254,614       306,926
Direct financing leases       354,485       375,621
Accrued interest on leases      1,116         1,187
                           $2,766,983    $2,716,956

    The Company leases vehicles for initial periods of twelve months or more under either direct financing or operating lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles for 1994 and 1993 were $1,358,156 and $1,173,994, respectively; and the ratios of such repayments to the average net investment in leases and leased vehicles were 49% in 1994 and 46% in 1993.

    The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost of vehicles under this type of operating lease at April 30, 1994 and 1993, was $3,538,000 and $3,184,000, respectively.

    Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost of vehicles under these agreements at April 30, 1994 and 1993, was $367,000 and $484,000, respectively. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

    Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

    Leasing revenues are included in revenues from vehicle management services. Following is a summary of leasing revenues for years ended April 30:

                           1994          1993        1992

Operating leases         $ 939,297    $ 855,510    $ 772,292
Direct financing leases,
 primarily interest         28,852       39,066       55,404
                         $ 968,149    $ 894,576    $ 827,696

    Other managed vehicles are subject to leases serviced by the Company for others, and neither the vehicles nor the leases are included as assets of the Company. The Company receives a financial spread under such agreements which covers or exceeds its cost of servicing. The agreements are made in various ways, some of which entail some risks of accounting loss to the Company, and all of which has been included in its consideration of related reserves.

    The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred which were $12,836 and $42,120 at April 30, 1994 and 1993, respectively; or guarantees to a maximum extent of $2,749 and $3,475 at April 30, 1994 and 1993, respectively. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $189,480 and $392,642 at April 30, 1994 and 1993, respectively.

    Other managed vehicles with balances aggregating $206,740 and $181,296 at April 30, 1994 and 1993, respectively, are included in special-purpose entities whose ownership is deemed unrelated to the Company and whose credit and residual value risk characteristics are ultimately not the Company's responsibility.

Equity Advances on Homes

    Equity advances on homes represent advances paid to transferring employees of clients for their equity based on an appraised value of their homes.

    The Company manages the resale of homes for unrelated investors under its real estate management program in the UK. The Company receives a financial spread under this agreement which covers or exceeds its cost of servicing. The outstanding balance under such agreements aggregated $1,848 and $10,237 at April 30, 1994 and 1993, respectively. The Company retains credit risk to the extent of excess assets sold totaling $1,419 and $3,041 in 1994 and 1993, respectively, which has been included in the Company's consideration of related reserves.

Other Assets Under Management Programs

    Other assets under management programs represent mortgage-related loans receivable originated by the Company on behalf of corporate clients and secured by real estate. Based on contracts with corporate clients, the Company is generally protected against loss after taking into account all related costs.


OTHER DEBT

Other debt at April 30 consisted of the following:

                         1994          1993
Commercial paper      $ 619,822    $ 411,128
Medium-term note        100,000      100,000
                      $ 719,822    $ 511,128

    As more fully described in the Note for Liabilities Under Management Programs, commercial paper is primarily supported by committed one-year and three-year revolving credit agreements. The weighted average interest rate on commercial paper, all of which matures within ninety days, was 4.0% and 3.3% at April 30, 1994 and 1993, respectively. The medium-term note represents an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of 7 years payable in full in fiscal 2000. At April 30, 1994 and 1993, respectively, the fair value of the medium-term note, estimated from quotes from brokers, was $95,930 and $101,180, respectively.


INCOME TAXES

    Provisions (credits) for income taxes for the years ended April 30, were comprised as follows:

                         1994         1993          1992
Current income taxes:
   Federal             $ 24,316     $ 34,300     $ 24,298
   State and local       11,905        9,643        6,233
   Foreign                6,663        9,612       11,387
                         42,884       53,555       41,918

Deferred income taxes:
   Federal                7,686       (8,000)      (1,280)
   State and local       (3,000)      (2,873)        (653)
   Foreign               (2,332)      (4,861)      (6,847)
                          2,354      (15,734)      (8,780)
                       $ 45,238     $ 37,821     $ 33,138

    Deferred income taxes are recorded based upon differences between the financial statements and the tax bases of assets and liabilities and available tax credit carryforwards. There was no valuation allowance relating to deferred tax assets.

    Deferred tax assets (liabilities) as of April 30 were comprised as follows:

                                            1994            1993
Alternative minimum tax credit
 carryforwards                          $    8,310     $   43,268
Depreciation                              (137,602)      (167,217)
Unamortized mortgage servicing fees         (3,033)        (6,013)
Accrued liabilities and deferred income     38,725         38,716
                                        $  (93,600)    $  (91,246)

    The portions of the 1994 income tax liability and provision classified as current and deferred are subject to final determination based on the actual 1994 income tax returns. The liability and provision amounts for 1993 have been reclassified to reflect the final determination made in filing the 1993 income tax returns.

    The Company paid income taxes of $35,739 in 1994, $50,092 in 1993, and $42,011 in 1992.

    The US federal statutory tax rate for the Company was 35% in 1994, and 34% in 1993 and 1992. The effective tax rates on income were 41.2% in 1994, 40.1% in 1993 and 39.9% in 1992. A summary of the reasons for differences between the statutory rate and the Company's effective rate follows:

                             1994      1993      1992
Federal income tax
 statutory rate              35.0%     34.0%     34.0%
Increase (decrease)
 resulting from:
   State income taxes,
    net of federal
    tax effect                5.3       4.7       4.4
   Amortization of goodwill   0.7       0.8       0.8
   Rate increase -
    deferred taxes            3.0         -         -
   Adjustment of tax
    accruals due to
    completed tax
    examinations             (3.0)        -         -
   Foreign tax rates higher
    than US federal income
    tax statutory rate          -       0.4       0.8
   Other                      0.2       0.2      (0.1)
Effective tax rate           41.2%     40.1%     39.9%

    The Company's US federal income tax returns have been examined by the Internal Revenue Service through April 30, 1991.


LIABILITIES UNDER MANAGEMENT PROGRAMS

    Borrowings to fund assets under management programs are classified as "liabilities under management programs" and, at April 30, consisted of the following:
                               1994          1993
Commercial paper         $1,513,897    $1,479,671
Medium-term notes         1,143,235     1,031,085
Eurobond                          -        76,000
Limited recourse debt         9,819        54,693
Secured notes payable on
 vehicles under lease        34,621        35,893
Other unsecured debt        140,333       223,592
                         $2,841,905    $2,900,934

    Commercial paper, all of which matures within ninety days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on commercial paper were 4.0% and 3.3% at April 30, 1994 and 1993, respectively.

    Medium-term notes represent unsecured loans which mature as follows:
$1,043,235 in 1995 and $100,000 in 1997. The weighted average interest rates on medium-term notes were 4.1% and 4.0% at April 30, 1994 and 1993, respectively. At April 30, 1994 and 1993, respectively the fair value of medium-term notes, estimated by obtaining quotes from brokers, was $1,145,800 and $1,041,047.

    Limited recourse debt and secured notes payable on vehicles under lease primarily consist of secured loans arranged for certain clients for their convenience. The lenders hold a security interest in the lease payments and the clients' leased vehicles. The debt and notes payable mature concurrently with the related lease payments. The aggregate lease payments due from the lessees exceed the loan repayment requirements. The weighted average interest rates on secured debt were 4.2% and 3.7% at April 30, 1994 and 1993, respectively.

    The Company has unsecured committed credit agreements with various banks totaling $2,400,000. These agreements have both fixed and evergreen maturities ranging from June 15, 1994 to April 28, 1997. The evergreen revolving credit agreements require a notice of termination of one to three years. Interest rates under all revolvers are either at fixed rates or vary with prime or the London Interbank Offered Rate. Under these agreements, the Company is obligated to pay annual commitment fees which were $3,975 and $3,954 in 1994 and 1993, respectively. The Company has other unused lines of credit with various banks of $223,000 and $121,000 at April 30, 1994 and 1993, respectively.

    Other unsecured debt, all of which matures in 1995, includes other borrowings under short-term lines of credit and other bank facilities. The weighted average interest rates on unsecured debt were 5.2% and 5.3% at April 30, 1994 and 1993, respectively.

    The Company employs interest rate swap agreements to match effectively the fixed or floating rate nature of liabilities to the assets funded. The notional amount of outstanding swap agreements is not indicative of the degree of risk of accounting loss. At April 30, 1994 and 1993, the notional amount of swap agreements with commercial and investment banks which effectively converts outstanding short-term, floating rate debt to medium-term, fixed rate debt was $708,368 and $938,624, respectively. The notional amount of swap agreements with commercial and investment banks which effectively converts outstanding medium-term fixed rate debt to short-term floating rate debt was $100,000 and $385,000, at April 30, 1994 and 1993, respectively. The notional amount of swap agreements with commercial and investment banks which effectively converts floating rate debt to floating rate debt based on a different index was $1,040,000 and $713,000 at April 30, 1994 and 1993, respectively. Additionally, the Company has entered into interest rate swap agreements with unrelated investors to whom it has transferred certain managed leases and leased vehicles to effectively convert fixed rate leases into floating rate leases. The notional amount of such swaps is $64,131 and $108,238 at April 30, 1994 and 1993, respectively, against which the Company has in place interest rate swap agreements with commercial and investment banks as discussed above. The fair value of interest rate swaps
(used for hedging purposes) is the estimated amount the Company would receive or pay to terminate the swap agreements at April 30,1994 and 1993, respectively, taking into account current interest rates and the current creditworthiness of the swap counterparties. The estimated fair values of the Company's interest rate swaps at April 30, 1994 and 1993, respectively, in a gain position aggregated $5,929 and $15,693, respectively, and in a loss position aggregated $6,064 and $29,854, respectively. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company manages such risk by periodically evaluating the financial condition of counterparties and spreading its positions among multiple counterparties.

    The Company has entered into foreign exchange contracts as hedges against currency fluctuation on certain intercompany loans. Such contracts effectively offset the currency risk applicable to approximately $85,852 and $231,944 of obligations at April 30, 1994 and 1993, respectively. Market value gains and losses are recognized, and the resulting gains and losses offset foreign exchange gains or losses on such loans. At April 30, 1994 and 1993, respectively, the fair value of the Company's foreign exchange contracts, estimated by obtaining quotes from financial institutions, is a loss position aggregating $260 and $8,587, respectively.

    Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. These projections of estimated liquidations of assets under management programs and the related estimated repayment of liabilities under management programs as of April 30, 1994, as set forth in the table below, indicate that the actual repayments of liabilities under management programs will be different than required by contractual maturities.


                             Assets Under          Liabilities Under
                          Management Programs    Management Programs
             1995           $ 1,705,609            $ 1,613,423
             1996               916,369                743,275
             1997               414,997                323,567
             1998               132,702                107,523
             1999                43,976                 34,501
             2000-2004           29,361                 19,616
                            $ 3,243,014            $ 2,841,905

STOCK OPTION, INVESTMENT AND INCENTIVE PLANS

    The Company's employee stock option plans allow for options to be granted to key employees for the purchase of common stock at prices not less than fair market value on the date of grant. Either incentive stock options or non-statutory stock options may be granted under the plans. The Company's Directors' stock option plan allows for options to be granted to outside Directors of the Company for the purchase of common stock at prices not less than fair market value on the date of grant. Options become exercisable after one year from date of grant on a vesting schedule provided by the plan and expire either eight or ten years after the date of the grant. Option transactions during 1994, 1993, and 1992 were as follows:
                                       21

                                Number of        Option Price
                                  Shares          per Share
Outstanding April 30, 1991      1,826,925     $18.13 to $39.00
   Granted                        362,460     $26.25 to $35.88
   Exercised                      (77,148)    $18.13 to $34.25
   Canceled                      (159,399)    $23.38 to $39.00
Outstanding April 30, 1992      1,952,838     $18.13 to $37.75
   Granted                        440,500     $33.63 to $39.63
   Exercised                     (372,203)    $19.88 to $37.75
   Canceled                       (49,565)    $23.38 to $37.75
Outstanding April 30, 1993      1,971,570     $18.13 to $39.63
   Granted                        199,450     $39.00 to $42.00
   Exercised                     (305,062)    $18.13 to $37.75
   Canceled                       (97,785)    $27.00 to $39.63
Outstanding April 30, 1994      1,768,173     $19.88 to $42.00
Exercisable April 30, 1994      1,575,723     $19.88 to $41.88

    At April 30, 1994, there were 1,218,241 shares of common stock reserved, including 889,827 shares for issuance under the employee stock option plans, 265,914 shares for issuance under the employee investment plan and 62,500 shares for issuance under the Directors' stock option plan.

    Under provisions of the Company's employee investment plan, a qualified retirement plan, eligible employees may generally have up to 10% of their base salaries withheld and placed with an independent custodian and elect to invest in common stock of the Company, an index equity fund, a growth equity fund, an international equity fund, a fixed income fund, an asset allocation fund and/or a money market fund. The Company's contributions vest proportionately in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. For 1991 and prior years, the Company matched, in common stock of the Company, employees' contributions to 6% of their base salaries. Beginning in 1992 and thereafter, the Company matches, in common stock of the Company, employee contributions to 3%, with an additional 3% match available at the end of the year based on the Company's operating results. In 1994 and 1993, the Company made an additional match of 50% of employee contributions greater than 3% up to 6%. The additional match, initially invested in a money market fund, can be redirected by the employee into any of the investment elections noted above. No additional match was made in 1992. The Company's expenses for contributions included in selling, general and administrative expenses were $4,020, $3,662, and $2,450 for the years ended April 30, 1994 and the two preceding years, respectively.

    The Company has incentive compensation plans for certain key employees. The plans provide for the payment of cash bonuses or, in some instances, stock incentives, based upon the achievement of predetermined performance objectives. The related expense included in selling, general and administrative expenses for 1994, 1993 and 1992 was $6,086, $5,659 and $1,861, respectively.


STOCK RIGHTS

    On March 17, 1986, the Company declared a dividend of one preferred share purchase right for each share of common stock outstanding on April 11, 1986. The Company adopted an amendment to its rights agreement January 16, 1989. Each right entitles the holder to purchase 1/100th of a share of series A Junior Participating Preferred Stock at an exercise price of $120. The rights become exercisable in the event any party acquires or announces an offer to acquire 20% or more of the Company's common stock. The rights expire April 10, 1996, and are redeemable at $.05 per right prior to the time any party owns 20% or more of the Company's outstanding common stock. In the event the Company enters into a consolidation or merger after the time rights are exercisable, the rights provide that the holder will receive, upon exercise of the right, shares of common stock of the surviving company having a market value of twice the exercise price of the right. Until the earlier of the time the rights become exercisable, are redeemed or expire, the Company will issue one right with each new share of common stock issued. The Company has designated 200,000 shares of the authorized preferred shares as series A Junior Participating Preferred Stock for issuance upon exercise of the rights.


PENSION AND OTHER EMPLOYEE BENEFIT PLANS

Pension Plans

    The Company has a non-contributory defined benefit pension plan covering substantially all US employees of the Company and its subsidiaries. The Company's subsidiary located in the UK has a contributory defined benefit pension plan, with participation at the employee's option. Under both the US and UK plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for both plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate from time to time.

    Pension cost for both plans for 1994, 1993, and 1992 included the following components:

                            1994         1993         1992
Service cost--benefits
 earned                    $ 4,514     $ 3,760     $ 3,477
Interest cost on projected
 benefit obligation          5,259       4,559       4,126
Actual return on assets     (2,049)     (3,959)     (4,250)
Net amortization and
 deferral                   (2,620)       (377)        207
Net pension cost           $ 5,104     $ 3,983     $ 3,560

    The following table provides a reconciliation of the actuarial present value of projected benefit obligation for the plans in 1994 and 1993 and the Company's recorded pension liability recognized in the Consolidated Balance Sheets at April 30, 1994 and 1993:

                                          1994         1993
Accumulated benefit obligation:
   Vested                               $ 40,681     $ 36,035
   Unvested                                7,072        6,073
                                        $ 47,753     $ 42,108

Projected benefit obligation            $ 71,571     $ 63,199
Funded assets, at fair value             (53,177)     (48,212)
Unrecognized net loss from past
 experience different from that assumed
 and effects of changes in assumptions   (11,528)      (7,082)
Unrecognized prior service cost              129         (882)
Unrecognized net (obligation) asset          (29)          19
Recorded liability                      $  6,966     $  7,042

    Plan assets are primarily invested in marketable securities.


Supplemental Retirement Plans

    The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations.

    The cost of these plans in 1994, 1993 and 1992 included the following components:

                                1994        1993      1992
Service cost--benefits
 earned                       $    90    $    44    $     7
Interest cost on projected
 benefit obligation               922        824        781
Net amortization and deferral     570        445        409
                              $ 1,582    $ 1,313    $ 1,197

    The following table provides a reconciliation of the actuarial present value of projected benefit obligation for the plans and the Company's recorded liability as reported in the Consolidated Balance Sheets at April 30, 1994 and 1993:

                                    1994         1993
Accumulated benefit obligation
   Vested                       $  8,202     $  7,407
   Unvested                        1,445        1,077
                                $  9,647     $  8,484

Projected benefit obligation    $ 13,466     $ 10,656
Unrecognized net obligation       (1,856)      (2,088)
Unrecognized prior service cost   (2,941)      (1,034)
Minimum liability adjustment       2,562        2,464
Unrecognized net loss             (1,584)      (1,514)
Recorded liability              $  9,647     $  8,484

    In accordance with SFAS No. 87, $2,562 and $2,464 of additional minimum liability is included in the recorded liability in 1994 and 1993, respectively, to provide a total liability that is at least equal to the unfunded accumulated benefit obligation. The Company recorded an intangible asset of the same amount which is included in the Consolidated Balance Sheets.

Assumptions

    Certain assumptions were used in determining the cost and related obligations under the US pension and unfunded supplemental retirement plans as follows:

                           1994     1993     1992
Percent
Pension Cost:
   Discount rate           8.25     8.75     9.00
   Rate of increase in
    compensation           5.00     5.00     5.50
   Long-term rate of
    return on assets      10.00    10.00    10.00
Pension Obligation:
   Discount rate           8.25     8.25     8.75
   Rate of increase in
    compensation           5.00     5.00     5.00
Postretirement Benefits Other Than Pensions

    Effective May 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual accounting for postretirement benefits other than pensions. The Company provides healthcare and life insurance benefits for certain retired employees up to the age of 65. Prior to adoption of SFAS No. 106, the Company recognized the costs of these benefits by expensing the benefits as paid. The aggregate costs of such benefits did not exceed $500 in 1993 or 1992.

    The Company has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of May 1, 1993) by amortizing it on a straight-line basis over 20 years. The Company's SFAS No. 106 obligation and cost are based on a discount rate of 8.25%. The assumed rate of increase in healthcare costs (healthcare cost trend rate) was 12% in 1994, decreasing to 10% in 1995 and gradually decreasing to 4.75% by 2004. Increasing the healthcare cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $560 and would increase annual aggregate service and interest costs by $161.

    Net periodic postretirement benefits costs for 1994 included the following components:

                                                          1994
Service cost - benefits earned during period           $   788
Interest cost on accumulated postretirement
 benefit obligation                                        469
Amortization of the unrecognized transition obligation     294
Net periodic postretirement benefit cost               $ 1,551

Status of Plan
Accumulated postretirement benefit obligation:
   Active employees fully eligible for benefits        $ 5,361
   Current retirees                                      1,599
                                                         6,960
Unrecognized transition obligation                      (5,583)
Recorded liability                                     $ 1,377

LEASE COMMITMENTS

    Total rental expenses relating to office facilities and equipment were $27,264, $25,368, and $25,994 for 1994, 1993 and 1992, respectively. Minimum rental commitments under non-cancelable leases with remaining terms in excess of one year are as follows:

        1995      $ 15,037      1998               $  7,970
        1996      $ 13,004      1999               $  4,703
        1997      $  9,303      2000-2004          $ 13,942
                                2005 & thereafter  $  1,863

    These leases provide for additional rentals based on the lessors' increased property taxes, maintenance and operating expenses.


ACQUISITION

    In 1994 the Company purchased all of the outstanding stock of a Canadian relocation company. The acquisition was accounted for as a purchase and is not material to the consolidated financial statements.


CONTINGENT LIABILITIES

    The Company and its subsidiaries are involved in pending litigation of the usual character incidental to the business transacted by them. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial statements.

    The Company is contingently liable under the terms of an agreement involving its discontinued aviation services segment for payment of Industrial Revenue Bonds issued by local governmental authorities operating at three airports, as well as guarantor on a note associated with the buyer of one office closed as part of its disposition of its facilities management services segment. The Company believes its allowance for disposition loss is sufficient to cover all potential liability.

BUSINESS SEGMENTS

    The Company operations are classified into three business segments: vehicle management services, relocation and real estate services and mortgage banking services. In the selected information by business segment and geographic area which follows, previously reported operating income has been replaced by income before income taxes to reflect the retroactive reclassification of "Other expense, net" to "Selling, general and administrative" expenses. Further, Canadian information has been combined with that of the United States to reflect the Company's North American management structure. Additionally, minor adjustments have been made to the methodology applied in allocating certain income and expense items. None of these changes had a significant effect on the information presented.

  Business Segments

(In thousands)
Years Ended April 30,                 1994             1993             1992
Revenues:
Vehicle Management Services         $ 1,162,483    $ 1,069,484    $   992,514
Relocation and Real Estate Services     816,261        829,336        849,871
Mortgage Banking Services               155,935        122,111         89,099
Consolidated                        $ 2,134,679    $ 2,020,931    $ 1,931,484
Income Before Income Taxes:
Vehicle Management Services         $    46,230    $    42,272    $    40,735
Relocation and Real Estate Services      21,500         26,615         26,357
Mortgage Banking Services                42,066         25,351         16,025
Consolidated                        $   109,796    $    94,238    $    83,117
Identifiable Assets:
Vehicle Management Services         $ 3,120,154    $ 3,053,652    $ 2,803,952
Relocation and Real Estate Services     807,119        970,810      1,011,723
Mortgage Banking Services               839,510        588,566        549,356
Consolidated                        $ 4,766,783    $ 4,613,028    $ 4,365,031
Capital Expenditures:
Vehicle Management Services         $    10,250    $    11,205    $    18,534
Relocation and Real Estate Services       8,839          4,343          8,458
Mortgage Banking Services                17,023          8,085          2,606
Consolidated                        $    36,112    $    23,633    $    29,598
Depreciation and Amortization:
Vehicle Management Services         $   825,609    $   722,913    $   613,443
Relocation and Real Estate Services       8,921          8,349          5,139
Mortgage Banking Services                 9,148          6,800          1,716
Consolidated                        $   843,678    $   738,062    $   620,298


Geographic Areas
(In thousands)
Years Ended April 30,                      1994           1993           1992
Revenues:
North America                       $ 1,954,106    $ 1,802,201    $ 1,711,132
Europe                                  180,573        218,730        220,352
Consolidated                        $ 2,134,679    $ 2,020,931    $ 1,931,484
Income Before Income Taxes:
North America                       $   106,895    $    89,664    $    76,586
Europe                                    2,901          4,574          6,531
Consolidated                        $   109,796    $    94,238    $    83,117
Identifiable Assets:
North America                       $ 4,211,169    $ 4,042,912    $ 3,739,525
Europe                                  555,614        570,116        625,506
Consolidated                        $ 4,766,783    $ 4,613,028    $ 4,365,031

QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands except per share data)        Year ended April 30, 1994
Quarter                       First       Second       Third        Fourth         Year
Revenues                   $ 538,570    $ 545,374    $ 516,809    $ 533,926    $ 2,134,679
Income before income taxes $  24,944    $  27,929    $  26,328    $  30,595    $   109,796
Net income                 $  14,789    $  16,203    $  15,411    $  18,155    $    64,558
Net income per share       $     .84    $     .90    $     .87    $    1.03    $      3.64
Cash dividends per share   $     .30    $     .30    $     .30    $     .30    $      1.20
Price range of stock:
    High                   $  42 1/2    $  46 3/4    $  46 3/4    $  43 1/4    $    46 3/4
    Low                    $  39 1/2    $  41 3/8    $  40 5/8    $  33 1/4    $    33 1/4

                                             Year ended April 30, 1993
Quarter                       First       Second        Third       Fourth          Year
Revenues                   $ 513,266    $ 504,057    $ 488,518    $ 515,090    $ 2,020,931
Income before income taxes $  21,392    $  21,194    $  23,910    $  27,742    $    94,238
Net income                 $  12,639    $  12,757    $  14,398    $  16,623    $    56,417
Net income per share       $     .74    $     .73    $     .83    $     .95    $      3.25
Cash dividends per share   $     .30    $     .30    $     .30    $     .30    $      1.20
Price range of stock:
    High                   $  36 7/8    $  38 7/8    $  41 1/2    $      43    $        43
    Low                    $  32 3/4    $  34 5/8    $  37 1/4    $      39    $    32 3/4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information with respect to the Directors is contained on pages 2 through 6 of the Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                           An Executive Officer
Office Held                             Name--Age                            Since Fiscal Year
Chairman of the Board, President
  and Chief Executive Officer           Robert D. Kunisch--53                      1982
Senior Vice President                   William F. Adler--50                       1986
Senior Vice President and Secretary     Eugene A. Arbaugh--56                      1987
Senior Vice President                   Stephen A. Fragapane--44                   1988
Senior Vice President and Chief
  Financial Officer                     Roy A. Meierhenry--55                      1987
Senior Vice President                   H. Robert Nagel--50                        1992
Vice President                          Terry E. Kridler--47                       1986
Vice President                          Edwin F. Miller--51                        1990
Vice President and Treasurer            Robert W. Mitchell--47                     1992
Vice President                          Donna C. Startzel--46                      1988
Vice President                          Samuel H. Wright--48                       1983
Controller                              Nan A. Grant--42                           1991

Officers are elected by the Board of Directors to serve at the pleasure of the Board. There is no family relationship between any of such persons. Each of the persons named above has been employed by the Company or one of its subsidiaries for more than the past five years except Mr. Mitchell, who was Vice President, Finance for Household International Corporation and Vice President and Treasurer for Household Finance Corporation.
ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to executive compensation is contained on pages 9 through 17 of the Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to security ownership of certain beneficial owners and management is contained on pages 7, 8 and 9 of the Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.
                                       26

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                 NUMBER
(a) 1. Index to Financial Statements
   Report and Consent of Independent Auditors                                                                      12
   Consolidated Financial Statements of PHH Corporation
     and Subsidiaries and related notes:
        Consolidated Statements of Income for the years ended April 30, 1994, 1993 and 1992                        13
        Consolidated Balance Sheets at April 30, 1994 and 1993                                                     14
        Consolidated Statements of Cash Flows for the years ended April 30, 1994, 1993 and
          1992                                                                                                     15
        Consolidated Statements of Stockholders' Equity for the years ended April 30, 1994,
          1993 and 1992                                                                                            16
        Notes to Consolidated Financial Statements                                                                 17
   2. Index to Financial Statement Schedules
   Consolidated Schedules of PHH Corporation and Subsidiaries for the years ended April 30,
     1994, 1993 and 1992:
   Schedule VIII--Valuation and Qualifying Accounts                                                                30
   Schedule IX--Short-Term Borrowings                                                                              31
   All schedules not listed have been omitted because of the absence of the conditions under which they are required or the required information is included elsewhere in the financial statements or notes thereto.
   3. Exhibits
   The exhibits identified by an asterisk (*) are on file with the Commission and such exhibits are incorporated by reference from the respective previous filings. The exhibits identified by a double asterisk (**) are being filed with this report.

Exhibit No.
3-1              Charter of PHH Corporation, as amended(*).
3-2              By-Laws of PHH Corporation, as amended October 1990(*).
4-1              Master Credit Agreements of various dates among the Company and various commercial banks filed as
                 Exhibit 4-4 to Form 10-K for fiscal year ended April 30, 1990(*).
4-2              Credit Agreements of various dates among the Company and various commercial banks filed as Exhibit 4-5 to Form 10-K for fiscal year ended April 30, 1990(*).
4-3              Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit
                 4(a)(iii) to Registration Statement 33-48125(*).
4-4              Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376 (*).
4-5              Policy on confidential proxy voting and Independent Tabulation and Inspection of Elections adopted by resolution of the Board of Directors on June 17, 1991 filed as an exhibit to Form 10-K for fiscal year ended April 30, 1991 (*).
10-1             Amended and Restated Stock Compensation Plan of 1990 filed as Exhibit 4(a) to Registration No.
                 33-53282 (*)
10-2             Outside Directors Stock Option Plan filed as Exhibit 4(b) to Registration No. 33-38309 (*).
10-3             Amended and Restated Directors Deferred Compensation Plan for Corporate Directors filed as Exhibit
                 10-3 to Form 10-K for fiscal year ended April 30, 1993 (*).
10-4             Directors Deferred Stock Retirement Plan (**).
10-5             Executive Deferred Compensation Plan and Form of Executive Deferred Compensation Plan Trust Agreement
                 (**).
10-6             Long-Term Incentive Plan (FY93-94-95) filed as Exhibit 10-7 to Form 10-K for fiscal year ended April
                 30, 1992 (*).
10-7             Long-Term Incentive Plan (FY 95-96-97) (**).

                                       27

10-8             Corporate Incentive Plan (FY 95) and CEO & President Incentive Plan (FY95) (**).
10-9             Amended and Restated Supplemental Executive Retirement Plan, filed as Exhibit 10-10 to Form 10-K for fiscal year ended April 30, 1989, as amended on June 18, 1990, filed as Exhibit 10-12 to Form 10-K for fiscal year ended April 30, 1990, and amended on November 11, 1991 filed as Exhibit 10-8 to Form 10-K for fiscal year ended April 30, 1993 (*).
10-10            Third Amendment to Supplemental Executive Retirement Plan (**).
10-11            Form of Amended and Restated Supplemental Executive Retirement Agreement (**).
10-12            Amended and Restated Excess Benefit Plan (**).
10-13            Form of Amended and Restated Deferred Compensation Trust Agreement for Supplemental Executive
                 Retirement Plan and Excess Benefit Plan (**).
10-14            Amended and Restated Senior Executive Severance Plan filed as Exhibit 10-14 to Form 10-K for fiscal year ended April 30, 1990 (*).
10-15            Form of Distribution Agreement between the Company and The First Boston Corporation, Goldman, Sachs &
                 Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and J.P. Morgan
                 Securities Inc. dated July 8, 1992 filed as Exhibit 1 to Registration Statement 33-48125 (*).
10-16            Form of Distribution Agreement between the Company and The First Boston Corporation, Goldman, Sachs &
                 Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and J.P. Morgan
                 Securities Inc. dated March 26, 1993 filed as Exhibit 1 to Registration Statement 33-59376 (*).
10-17            Form of Distribution Agreement between the Company, Goldman, Sachs & Co., Merrill Lynch & Co., Merrill
                 Lynch, Pierce, Fenner & Smith, Incorporated and J.P. Morgan Securities Inc. dated July 5, 1994 filed as Exhibit 1 to Registration Statement 33-52669 (*).
10-18            Form of Rights Agreement between the Company and Maryland National Bank dated as of March 17, 1986 filed as an exhibit to the Form 8-K for the month of March 1986 and amended January 16, 1989 filed as an exhibit to Form 8-K for the month of January 1989 and amended April 6, 1992, filed as Exhibit 10-15 to Form 10-K for the fiscal year ended April 30, 1992 (*).
11               Schedule containing information used in the computation of net income per share(**).
12               Schedule containing information used in the computation of the ratio of earnings to fixed charges(**).
21               Subsidiaries of the registrant(**).
24               Power of Attorney(**).
The registrant hereby agrees to furnish to the Commission upon request a copy of all constituent instruments defining the rights of holders of long-term debt of the registrant and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which instruments the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

    (b) Reports on Form 8-K--There were no filings on Form 8-K during the fourth quarter of fiscal 1994.
                                       28

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      PHH CORPORATION
                                      By      ROBERT D. KUNISCH
                                              Robert D. Kunisch
                                           Chairman of the Board,
                                           Chief Executive Officer
                                                and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Principal Executive Officer:

ROBERT D. KUNISCH                                                                                         July 29, 1994
Robert D. Kunisch
Chairman of the Board,
Chief Executive Officer
and President

Principal Financial Officer:

ROY A. MEIERHENRY                                                                                         July 29, 1994
Roy A. Meierhenry
Senior Vice President and
Chief Financial Officer

Principal Accounting Officer:

NAN A. GRANT                                                                                              July 29, 1994
Nan A. Grant
Controller

Majority of the Board of Directors:
Robert D. Kunisch, James S. Beard,
Andrew F. Brimmer, George L. Bunting, Jr.,
Barbara S. Feigin, Paul X. Kelley, Thomas V. King,
L. Patton Kline, Francis P. Lucier, Kent C. Nelson,
Alexander B. Trowbridge

ROBERT D. KUNISCH                                                                                         July 29, 1994
Robert D. Kunisch
As Attorney-in-fact

                                       29

                        PHH CORPORATION AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1994, 1993 AND 1992

              COLUMN A                   COLUMN B                  COLUMN C                 COLUMN D         COLUMN E
                                                           CHARGED
                                        BALANCE AT       (CREDITED)                                           BALANCE
                                       BEGINNING OF     TO OPERATING                                          AT END
            DESCRIPTION                    YEAR           EXPENSES        OTHERS (a)     DEDUCTIONS (b)       OF YEAR

VALUATION ACCOUNTS DEDUCTED IN THE
  BALANCE SHEET FROM ASSETS TO
  WHICH THEY APPLY
  Accounts receivable                 $     8,453,000  $     3,299,000  $        22,000  $     5,249,000  $     6,525,000
  Net investment in leases and
    leased vehicles                         8,282,000       (1,669,000)              --          751,000        5,862,000
  Carrying costs on homes under
    management                              1,301,000          349,000               --               --        1,650,000
  Mortgages held for resale and
    mortgage-related notes
    receivable                             11,823,000        1,079,000               --        2,225,000       10,677,000
  Real estate management programs           2,001,000         (269,000)              --               --        1,732,000
      YEAR ENDED APRIL 30, 1994       $    31,860,000  $     2,789,000  $        22,000  $     8,225,000  $    26,446,000
  Accounts receivable                 $     7,343,000  $     6,156,000  $            --  $     5,046,000  $     8,453,000
  Net investment in leases and
    leased vehicles                         6,754,000        4,781,000               --        3,253,000        8,282,000
  Carrying costs on homes under
    management                                381,000           50,000          870,000               --        1,301,000
  Mortgages held for resale and
    mortgage-related notes
    receivable                             10,680,000        5,424,000               --        4,281,000       11,823,000
  Real estate management programs           2,107,000               --               --          106,000        2,001,000
      YEAR ENDED APRIL 30, 1993       $    27,265,000  $    16,411,000  $       870,000  $    12,686,000  $    31,860,000
  Accounts receivable                 $     5,744,000  $     8,303,000  $            --  $     6,704,000  $     7,343,000
  Net investment in leases and
    leased vehicles                         4,333,000        4,541,000               --        2,120,000        6,754,000
  Carrying costs on homes under
    management                                381,000          353,000               --          353,000          381,000
  Mortgages held for resale and
    mortgage-related notes
    receivable                              3,644,000        7,764,000               --          728,000       10,680,000
  Real estate management programs           3,229,000               --               --        1,122,000        2,107,000
      YEAR ENDED APRIL 30, 1992       $    17,331,000  $    20,961,000  $            --  $    11,027,000  $    27,265,000

NOTES:(a) Amounts relate to acquisitions, divestitures and reclassifications of prior year amounts.
      (b) Deductions from reserves represent accounts charged off, less recoveries, and foreign translation gains and losses.
                                       30

                        PHH CORPORATION AND SUBSIDIARIES
                       SCHEDULE IX--SHORT-TERM BORROWINGS
               FOR THE YEARS ENDED APRIL 30, 1994, 1993, AND 1992
                             (THOUSANDS OF DOLLARS)

            COLUMN A                 COLUMN B       COLUMN C       COLUMN D        COLUMN E       COLUMN F
                                                    Weighted                                      Weighted
          Category of                               Average      Max. Amount     Avg. Amount      Average
           Aggregate                 Balance        Interest     Outstanding     Outstanding     Int. Rate
           Short-term               at End of       Rate At         During          During         During
           Borrowings                 Period       Period End       Period        Period(a)      Period (a)

YEAR ENDED APRIL 30, 1994:
  Commercial Paper (b)            $    2,133,719     4.00%      $    3,215,324  $    2,525,201     3.43%
  Other Borrowings                $      127,467     4.86%      $      262,165  $      168,518     5.20%
YEAR ENDED APRIL 30, 1993:
  Commercial Paper (b)            $    1,890,799     3.26%      $    2,826,466  $    2,233,779     3.85%
  Other Borrowings                $      221,869     5.30%      $      284,242  $      136,682     7.49%
YEAR ENDED APRIL 30, 1992:
  Commercial Paper (b)            $    1,924,843     4.75%      $    2,731,293  $    2,451,018     5.66%
  Master Notes                    $            0       --       $      149,895  $       17,347     6.12%
  Other Borrowings                $      124,853     10.51%     $      247,092  $       89,255     9.45%

(a) The average amount outstanding during the period is the average of the daily balances. The weighted average interest rate during the period is determined by dividing interest expense related to short-term borrowings by the average of the daily balances.
(b) Commercial paper is supported by long-term revolving credit agreements and short-term lines of credit.
                                       31