Form 10-Q
period 1994-07-31
PHH CORP
filed 1994-09-09
CIK 77776

WASHINGTON D.C.  20549
                                          _________

                                           FORM 10-Q
                                          _________

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended         JULY 31, 1994

                                OR

   ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ______ to _____
                              _________

                  Commission File Number     1-7797
                              _________

                         PHH CORPORATION
      (Exact name of registrant as specified in its charter)

          Maryland                                            52-0551284
  (State or other jurisdiction of                           (IRS Employer
   Incorporation or organization)                        Identification No.)

 11333 McCormick Road, Hunt Valley, Maryland                    21031
   (Address of principal executive offices)                  (Zip Code)

                               (410) 771-3600
                (Registrant's telephone number, including area code)

Indicate  by  check  mark  whether  the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No ____

Number of shares of PHH Corporation common stock outstanding on August 31, 1994 was 17,256,743.

                                     -1-
Total number of pages - - 14

                      PHH CORPORATION AND SUBSIDIARIES

                                    Index
              ________________________________________________

                                                                                                  Page No.
PART I FINANCIAL INFORMATION:

                Item 1 - Financial Statements

                     Condensed Consolidated Statements of Income--
                          Three Months Ended July 31, 1994 and 1993                                   3

                     Condensed Consolidated Balance Sheets --
                          July 31, 1994 and April 30, 1994                                            4

                     Consolidated Statements of Cash Flows--
                          Three Months Ended July 31, 1994 and 1993                                   5

                     Notes to Condensed Consolidated Financial
                          Statements                                                                  6


                Item 2 - Management's Discussion and Analysis of Financial
                Position and Operations                                                              7


PART II OTHER INFORMATION:

                Item 4 - Submission of Matters to a Vote of Security Holders                        10

                Item 6 - Exhibits and Reports on Form 8-K                                           10

                Index to Exhibits                                                                   11

                Signatures                                                                          14


                               PART I FINANCIAL INFORMATION


Item 1.  Financial Statements.

                           PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Statements of Income

                                        (Unaudited)

                                                                     Three Months Ended July 31,

(In thousands except per share date)                                    1994                     1993
Revenues:
   Vehicle management services                                       $    300,266           $    288,939
   Relocation and real estate services                                    182,209                212,021
   Mortgage banking services                                               33,058                 37,610
                                                                          515,533                538,570

Operating expenses:
   Depreciation on vehicles under operating leases                        212,511                200,417
   Costs, including interest, of carrying
      and reselling homes                                                 156,636                189,884
   Direct costs of mortgage banking services                                9,361                 11,652
   Interest                                                                35,574                 37,892
   Selling, general and administrative                                     73,416                 73,781
                                                                          487,498                513,626

Income before income taxes                                                 28,035                 24,944

Income taxes                                                               11,520                 10,155

Net income                                                           $     16,515                $14,789

Net income per share                                                 $        .95                $   .84


                                See accompanying notes.

                       PHH CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                                                                  July 31, 1994           April 30, 1994
(In thousands)                                                      (unaudited)
ASSETS
Cash                                                               $        3,139        $            25
Accounts receivable, less allowance for
   doubtful accounts of $7,054 at July 31,
   1994 and $6,525 at April 30, 1994                                      498,268                470,756
Carrying costs on homes under management                                   31,762                 36,085
Mortgages held for resale                                                 950,761                705,888
Property and equipment, net                                               106,178                108,158
Unamortized goodwill                                                       54,300                 54,797
Other assets                                                              156,291                148,060
                                                                        1,800,699              1,523,769

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles                            2,776,665              2,766,983
Equity advances on homes                                                  478,740                474,525
Other assets under management programs                                      1,625                  1,506
                                                                        3,257,030              3,243,014

                                                                      $ 5,057,729            $ 4,766,783

LIABILITIES
Accounts payable and accrued expenses                                $    461,084           $    533,943
Advances from clients                                                      37,136                 49,765
Deferred revenue                                                           28,612                 29,435
Other debt                                                                968,209                719,822
Deferred income taxes                                                      91,300                 93,600
                                                                        1,586,341              1,426,565

LIABILITIES UNDER MANAGEMENT PROGRAMS                                   2,961,400              2,841,905

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                                   --                     --
Common stock, no par value, authorized
   50,000,000 shares;  issued and out-
   standing 17,246,243 shares at July 31,
   1994 and 17,245,673 shares at April 30,
   1994                                                                    91,691                 92,139
Cumulative foreign currency translation
   adjustment                                                            (20,476)               (21,627)
Retained earnings                                                         438,773                427,801
                                                                          509,988                498,313

                                                                      $ 5,057,729            $ 4,766,783

                           See accompanying notes.

                    PHH CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                             (Unaudited)

                                                                                    Three Months Ended July 31,
(In thousands)                                                                      1994                  1993
Operating Activities:
   Net income                                                             $       16,515         $      14,789
   Adjustments to reconcile income to cash
      provided by operating activities:
      Depreciation and amortization                                              225,751               207,104
      Deferred income taxes                                                      (2,418)                (1,329)
      Changes in:
           Accounts receivable                                                   (25,725)               (2,744)
           Carrying costs on homes under management                                 4,347                 4,647
           Mortgages held for resale                                            (244,873)             (168,865)
           Accounts payable and accrued expenses                                 (74,557)              (70,693)
           Advances from clients                                                 (12,641)               (8,479)
           Deferred revenue                                                         (854)                   332
           All other operating activity                                          (12,485)              (16,053)
              Cash used in operating activities                                 (126,940)              (41,291)

Investing Activities:
   Investment in leases and leased vehicles                                    (374,245)              (380,497)
   Repayment of investment in leases and
      leased vehicles                                                            157,479               160,883
   Proceeds from sales and transfers of
      vehicle management-related assets                                            1,225                   --
   Value of homes acquired                                                   (1,161,009)           (1,168,124)
   Value of homes sold                                                         1,156,267             1,164,790
   Proceeds from sales of relocation and real
      estate management-related assets                                                                   3,862
   Additions to property and equipment,
      net of dispositions                                                        (8,651)               (9,622)
   Acquisition accounted for as a purchase                                                             (2,594)
   All other investing activities                                                  (842)               (1,413)
         Cash used in investing activities                                     (229,776)             (232,715)

Financing Activities:
   Net change in borrowings with terms of
      less than 90 days                                                          657,500               228,880
   Proceeds from issuance of other borrowings                                    117,074               269,040
   Principal payment on other borrowings                                       (411,731)             (218,636)
   Stock option plan transactions                                                  (448)                 3,767
   Payment of dividends                                                          (5,543)               (5,200)
         Cash provided by financing activities                                   356,852               277,851

Effect of exchange rate changes on cash                                            2,978               (3,611)

Increase in cash                                                                   3,114                   234


Cash at beginning of period                                                           25                   522

Cash at end of period                                                        $     3,139         $         756

Supplemental disclosures of cash flow
   information:
   Cash paid for interest                                                    $    46,818          $     43,015
   Cash paid for income taxes                                                $     1,534          $     12,755

                             See accompanying notes.

                      PHH CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                               (Unaudited)



SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report included as part of Form 10-K for the year ended April 30, 1994.

Net Income Per Share

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

Item 2.  Management's Discussion and Analysis of Financial Position and
         Operations.


                      PHH CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS - Three Months Ended July 31, 1994 vs. July 31, 1993

Net income and net income per share for the first three months of fiscal 1995 were $16.5 million and $.95, respectively, an increase of 12 and 13 percent, respectively, over the first three months of fiscal 1994. The increase in net income for the first three months was due to increases in the Company's relocation and real estate services and vehicle management services business segments, partially offset by a decrease in its mortgage banking services business segment.

Consolidated revenues decreased four percent for the first three months of fiscal 1995 to $515.5 million compared to the same period a year ago.

The Company's effective tax rate was 41 percent for both the first quarter of fiscal 1995 and fiscal 1994.


Vehicle Management Services

Vehicle management services primarily consist of the management, purchase, leasing and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.

Total vehicle management services revenues increased four percent to $300.3 million for the first three months of fiscal 1995, compared to the same period a year ago.

Leasing revenues increased three percent to $247.7 million for the first three months of fiscal 1995, compared to the same period a year ago. The increase was primarily due to a reduced amount, in comparison to prior years, of leases and leased vehicles sold or transferred to third parties, for which management and servicing responsibility is retained by the Company. Had these assets not been sold or transferred in prior years, the related rental payments would have been included in revenues, and the related depreciation on vehicles under operating leases and interest would have been included in expenses. On a pro forma basis, the result would have been a decrease in leasing revenues of six percent for the first three months of fiscal 1995 compared to the same period a year ago. The decrease in pro forma leasing revenues was primarily due to a decrease in the number of leased vehicles under management.

Other vehicle management services revenues increased ten percent to $52.6 million for the first three months of fiscal 1995, compared to the same period a year ago. The increase was primarily due to a favorable resale market for disposition of vehicles under closed-end leases, and growth in fee-based vehicle services such as fuel, maintenance and accident management. Vehicle purchases for the first quarter of fiscal 1995 increased one percent while total units under management at July 31, 1994, were unchanged from the prior year.

Vehicle management services operating income for the first three months of fiscal 1995 was $12.6 million, compared to $8.5 million for the same period a year ago. The increase was primarily due to the continuing positive effects of a favorable resale market for disposition of vehicles under closed-end leases and growth in fee-based vehicle services. Additionally, the prior year's first quarter included a higher level of spending for technology improvements than in the first quarter of fiscal 1995.

Item 2. Management's Discussion and Analysis of Financial Position and Operations (Continued).



                         PHH CORPORATION AND SUBSIDIARIES



Vehicle Management Services (continued)

The Company's profitability from vehicle management services is affected by the number of vehicles managed and related services provided for clients. Therefore, profitability can be affected by the general economy as corporate clients exercise a higher degree of fiscal caution by decreasing the size of their vehicle fleets or by extending the service period of existing fleet vehicles. At the same time, operating results should be positively affected as clients increasingly choose to outsource their vehicle management services operations and as the Company expands into new markets, further enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.


Relocation and Real Estate Services

Relocation and real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporations, governmental agencies and affinity groups. Other programs include fee-based services which provide assistance to the transferring employee, real estate services to financial institutions, and other consulting services.

Relocation and real estate services revenues for the first three months of fiscal 1995 decreased 14 percent to $182.2 million. Revenue decreases were primarily due to a reduction in the number of transferee homes sold in the US and UK. These decreases were partially offset by revenue increases due to a greater number of homes sold in Canada, reflecting the full integration of an acquisition in fiscal 1994; an increase in fee-based relocation and real estate services such as home marketing programs, household goods moving
and    residential  properties  managed  for  financial  institutions  and governmental agencies in North America; and an increase in the average value of transferee homes sold in the US.

Costs, including interest, of carrying and reselling homes for the first three months of fiscal 1995 decreased 17 percent from the same period a year ago. The decrease was primarily due to a smaller number of transferee homes sold in the US and UK as well as a reduction in resale losses and other direct carrying costs due to a reduction in the number of days homes were held for resale.

Relocation and real estate services operating income for the first three months of fiscal 1995 was $6.8 million as compared to $3.7 million for the same period a year ago. The increase was primarily due to a greater amount of spending for technology improvements in the prior year's first quarter, as well as improvements in fee-based relocation and real estate services and an increase in the value of transferee homes sold in the US. Partially offsetting the increase was a decrease in the number of transferee homes sold in the US and UK.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates that, as businesses continue to reassess their relocation plans as part of cost control measures, relocation services results may be impacted. At the same time, operating results should be positively affected as clients increasingly choose to outsource their relocation services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Item 2. Management's Discussion and Analysis of Financial Position and Operations (Continued).



                          PHH CORPORATION AND SUBSIDIARIES


Mortgage Banking Services

Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, governmental agencies, real estate brokerage firms and other mortgage banks.

Mortgage banking services revenues decreased 12 percent to $33.1 million for the first three months of fiscal 1995, compared to the same period a year ago. The decrease was primarily due to a 45 percent decrease in loan closing volume to $1.2 billion resulting from rising interest rates and a decline in the level of refinanced mortgage loans processed. The decrease was partially offset by increases in servicing fee revenue due to a 35 percent increase in the servicing portfolio to $17.1 billion and a gain on sale of mortgage servicing rights of $6.6 million.

Direct costs of mortgage banking services decreased 20 percent for the first three months of fiscal 1995 over the comparable prior year period. The decrease reflects the reduction in loan closing volume as well as the results of the Company's continuing productivity efforts.

Mortgage banking services operating income for the first three months of fiscal 1995 was $8.6 million, compared to $12.7 million for the same period a year ago. The decrease was primarily due to the decrease in revenues, increase in interest costs due to a rise in interest rates slightly offset by a decrease in direct costs. Selling, general and administrative expenses remained relatively the same in both years.

The Company's profitability from mortgage banking services may be affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the condition of residential real estate markets. As expected, the Company has experienced a slowdown in refinancing activity due to a rise in interest rates. Management believes the Company's broad-based marketing strategies and continuous quality improvement efforts should continue to positively affect operating results. Additionally, management will continue to monitor market conditions for opportunities to realize value through sales of mortgage servicing rights.


FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of July 31, 1994, the Company had outstanding $2,961 million of debt for "Assets Under Management Programs". Repayment of outstanding  principal  balances  is  funded  from  client  lease  payments,
repayment   of  equity  advances  under  home  relocation  and  real  estate management contracts, repayment of other assets under management programs, and the sale or transfer of certain assets to third parties. Lease repayments totaled $370 million for the first three months of fiscal 1995, while repayments of equity advances on homes were $540 million. Lease repayments and repayments of equity advances on homes for the twelve months ended July 31, 1994 were $1,367 million and $2,227 million, respectively.

                              PART II OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.


                           PHH CORPORATION AND SUBSIDIARIES


At the Company's Annual Stockholders' Meeting held on August 22, 1994, the stockholders elected the following three directors to three-year terms:
Andrew F. Brimmer (14,235,004 shares voted for, 832,990 shares withheld), Paul X. Kelley (15,039,100 shares voted for, 28,894 shares withheld) and Robert D. Kunisch (15,036,263 shares voted for, 31,731 share withheld).

The  names of the Directors whose terms in office have continued are:  James
S. Beard, George L. Bunting, Barbara S. Feigin, L. Patton Kline, Francis P. Lucier, Kent C. Nelson, Donald J. Shepard and Alexander B. Trowbridge.


Item 6.   Exhibits and Reports on Form 8-K

Report on Form 8-K was filed with the Securities and Exchange Commission on May 24, 1994 transmitting the Company's fourth quarter earnings release for fiscal year ended April 30, 1994.

(a)  Exhibit (11)  - Schedule containing information used in the computation of net income per share.

(b)  Exhibit (12)  - Schedule containing information used in the computation of the ratio of earnings to fixed charges.

                                    SIGNATURES



                          PHH CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PHH CORPORATION



Date:    September 9, 1994

                                                    Roy A. Meierhenry
                                                    Senior Vice President and
                                                    Chief Financial Officer

                          PHH CORPORATION AND SUBSIDIARIES

                                     Index to Exhibits
                                    _________________

            Exhibit No.                                                                                   Page No.

            Exhibit (11)  -  Schedule containing information used in
                             the computation of net income per share                                          12

            Exhibit (12)  -  Schedule containing information used in the
                             computation of the ratio of earnings to fixed  charges                           13
