Form 10-Q
period 1994-10-31
PHH CORP
filed 1994-12-13
CIK 77776

WASHINGTON D.C.  20549
                                   _________

                                   FORM 10-Q
                                   _________

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended         OCTOBER 31, 1994

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

                               Maryland52-0551284
                  (State or other jurisdiction of(IRS Employer
               Incorporation or organization)Identification No.)

                11333 McCormick Road, Hunt Valley, Maryland21031
               (Address of principal executive offices)(Zip Code)

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

Number of shares of PHH Corporation common stock outstanding on November 30, 1994 was 17,044,443.

                                PHH CORPORATION

                                     INDEX
                ________________________________________________


                                                                        Page No.

PART I FINANCIAL INFORMATION:

      Item 1 - Financial Statements

           Condensed Consolidated Statements of Income--Three
                Months and Six Months Ended October 31, 1994
                and 1993                                                     3

           Condensed Consolidated Balance Sheets --
                October 31, 1994 and April 30, 1994                          4

           Condensed Consolidated Statements of Cash Flows--
                Six Months Ended October 31, 1994 and 1993                   5

           Notes to Condensed Consolidated Financial
                Statements                                                   6

      Item 2 - Management's Discussion and Analysis of Financial
      Position and Operations                                                7


PART II OTHER INFORMATION:

      Item 6 - Exhibits and Reports on Form 8-K                             11

      Index to Exhibits                                                     12

      Signatures                                                            15

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements.



                        PHH CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

(In thousands except per share data)

                                                          Three Months Ended                   Six Months Ended
                                                            October 31,                           October 31,

                                                     1994             1993                 1994              1993
Revenues:
   Vehicle management services                  $   304,202      $   289,043          $   609,243       $   577,982
   Relocation and real estate services              174,517          213,066              356,726           425,087
   Mortgage banking services                         31,418           43,265               64,476            80,875
                                                    510,137          545,374            1,030,445         1,083,944


Operating expenses:
   Depreciation on vehicles under
      operating leases                              213,726          205,001              426,237           405,418
   Costs, including interest, of
      carrying and reselling homes                  145,555          187,778              302,191           377,662
   Direct costs of mortgage banking
      services                                        9,249           18,214               18,610            29,866
   Interest                                          41,344           33,118               81,693            71,010
   Selling, general and administrative               70,389           73,334              143,805           147,115
                                                    480,263          517,445              972,536         1,031,071

Income before income taxes                            29,874           27,929               57,909           52,873

Income taxes                                          12,262           11,726               23,782           21,881

Net income                                       $    17,612     $     16,203          $    34,127     $     30,992



Net income per share                             $      1.01     $        .90          $      1.96     $       1.74



                                                      See accompanying notes.


                        PHH CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


(In thousands)

                                                                  October 31, 1994        April 30, 1994
                                                                    (Unaudited)
ASSETS
Cash                                                                   $    7,403           $         25
Accounts receivable, less allowance for
   doubtful accounts of $7,089 at October 31,
   1994 and $6,525 at April 30, 1994                                      397,123                470,756
Carrying costs on homes under management                                   37,213                 36,085
Mortgages held for resale                                                 595,828                705,888
Property and equipment, net                                               105,585                108,158
Unamortized goodwill                                                       53,590                 54,797
Other assets                                                              177,045                148,060
                                                                        1,373,787              1,523,769

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles                            2,821,344              2,766,983
Equity advances on homes                                                  511,653                474,525
Other assets under management programs                                      1,215                  1,506
                                                                        3,334,212              3,243,014

                                                                      $ 4,707,999            $ 4,766,783

LIABILITIES
Accounts payable and accrued expenses                                $    391,755            $   533,943
Advances from clients                                                      58,697                 49,765
Deferred revenue                                                           26,950                 29,435
Other debt                                                                635,696                719,822
Deferred income taxes                                                      92,791                 93,600
                                                                        1,205,889              1,426,565

LIABILITIES UNDER MANAGEMENT PROGRAMS                                   2,979,451              2,841,905

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                                   --                     --
Common stock, no par value, authorized
   50,000,000 shares;  issued and out-
   standing 17,108,743 shares at October 31,
   1994 and 17,245,673 shares at April 30,
   1994                                                                    86,711                 92,139
Cumulative foreign currency translation
   adjustment                                                            (14,932)               (21,627)
Retained earnings                                                         450,880                427,801
                                                                          522,659                498,313

                                                                      $ 4,707,999            $ 4,766,783


                                                      See accompanying notes.


                        PHH CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

            (In thousands)
                                                         Six  Months Ended October 31,

                                                           1994               1993
Operating Activities:
  Net income                                            $   34,127        $   30,992
  Adjustments to reconcile income to cash
    provided by operating activities:
    Depreciation and amortization                          448,633           416,762
    Deferred income taxes                                     (894)            5,429
    Changes in:
     Accounts receivable                                    74,172            32,660
     Carrying costs on homes under management
                                                            (1,055)            7,609
     Mortgages held for resale                             110,060          (228,019)
     Accounts payable and accrued expenses
                                                          (142,793)          (69,548)
     Advances from clients                                   8,896            (7,754)
     Deferred revenue                                       (2,491)           (2,040)
     All other operating activity                          (30,929)          (23,641)
   Cash provided by operating activities
                                                           497,726           162,450

     Investing Activities:
Investment in leases and leased vehicles
                                                          (720,692)         (575,919)
  Repayment of investment in leases and
    leased vehicles                                        272,591           247,199
  Value of homes acquired                               (2,270,696)       (2,251,987)
  Value of homes sold                                    2,235,630         2,286,186
  Proceeds from sales of relocation and
   real estate management-related assets                        --             3,862
  Additions to property and equipment,
    net of dispositions                                    (12,379)          (18,881)
  Acquisition accounted for as a purchase                                     (2,594)
  All other investing activities                            (1,302)             (788)
       Cash used in investing activities
                                                          (496,848)         (312,922)

Financing Activities:
  Net change in borrowings with terms of
    less than 90 days                                     (111,017)           36,781
  Proceeds from issuance of other borrowings
                                                           738,660           459,758
  Principal payment on other borrowings                   (598,320)         (358,767)
  Stock option plan transactions                             2,591             6,178
  Repurchases of common shares                              (8,019)
  Payment of dividends                                     (11,048)          (10,423)
       Cash provided by financing activities
                                                            12,847           133,527

Effect of exchange rate changes on cash
                                                            (6,347)           16,851

     Increase in cash                                        7,378               (94)

Cash at beginning of period                                     25               522
Cash at end of period                                   $    7,403        $      428

Supplemental disclosures of cash flow
  information:
  Cash paid for interest                                $   95,494        $   84,190
       Net cash paid for income taxes                   $   18,443        $   15,714


                                          See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)




SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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



Item 2.  Management's Discussion and Analysis of Financial Position and
Operations.


                        PHH CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS - Six Months Ended October 31, 1994 vs. October 31, 1993

Net income and net income per share for the second quarter of fiscal 1995 were $17.6 million and $1.01, respectively, increases of nine and 12 percent over the second quarter of fiscal 1994. Net income and net income per share for the first half of fiscal 1995 were $34.1 million and $1.96, respectively, an increase of 10 and 13 percent over the first half of fiscal 1994. These increases were due to increases in the Company's relocation and real estate services and vehicle management services business segments, partially offset by a decrease in its mortgage banking services business segment. Net income for the second quarter and first six months of fiscal 1995 includes interest income, net of income taxes, of $1.4 million and $1.8 million, respectively, relating to interest received in conjunction with a refund of US federal income taxes.

Consolidated revenues decreased six percent to $510 million and five percent to $1.0 billion for the second quarter and first six months of fiscal 1995, respectively, as compared to the same periods a year ago.

The Company's effective tax rate was 41 percent for the first six months of fiscal 1995 and fiscal 1994.


Vehicle Management Services

Vehicle management services primarily consist of the management, purchase, leasing and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.

Total vehicle management services revenues increased five percent for the second quarter and first six months of fiscal 1995 to $304 million and $609 million, respectively, compared to the same periods a year ago.

Leasing revenues increased five percent to $256 million and $509 million for the second quarter and first six months, respectively, of fiscal 1995, compared to the same periods a year ago. The increases were primarily due to a reduced amount, in comparison to prior years, of leases and leased vehicles sold or transferred to third parties, for which management and servicing responsibility is retained by the Company. Had these assets not been sold or transferred in prior years, the related rental payments would have been included in revenues, and the related depreciation on vehicles under operating leases and interest would have been included in expenses. On a pro forma basis, the result would have been a decrease in leasing revenues of two percent for both the second quarter and first six months of fiscal 1995 compared to the same periods a year ago. The decrease in pro forma leasing revenues was primarily due to a decrease in the number of leased vehicles under management, partially offset by an increase in the average cost of vehicles managed and higher interest rates.

Other vehicle management services revenues increased seven percent to $48 million for the second quarter and nine percent to $100 million for the first six months of fiscal 1995, compared to the same periods a year ago. The increases were primarily due to growth in fee-based vehicle services such as fuel and accident management. Additionally, revenues in the first six months of fiscal 1995 were positively affected by a favorable US and UK resale market for disposition of vehicles under closed-end operating leases.


Vehicle management services operating income for the second quarter increased 15 percent to $11.3 million and for the first six months of fiscal 1995 increased 30 percent to $23.9 million, compared to the same periods a year ago. The increases were primarily due to growth in fee-based vehicle services, increases in purchases and average cost of vehicles, a favorable resale market for disposition of vehicles, as well as a higher level of spending for technology improvements in the prior year's first quarter. Partially offsetting the increases was a slight reduction in vehicles under management.

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


Relocation and Real Estate Services

Relocation and real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporations, governmental agencies and affinity groups. Other programs include fee-based services which provide assistance to the transferring employee, real estate services to financial institutions and other consulting services.

Relocation and real estate services revenues for the second quarter decreased 18 percent to $175 million and for the first six months of fiscal 1995 decreased 16 percent to $357 million, compared to the same periods a year ago. Revenue decreases were primarily due to a reduction in the number of transferee homes sold in the US and UK. These decreases were partially offset by an increase in fee-based relocation and real estate services such as home finding assistance, household goods moving and residential properties managed for financial institutions in North America. Also, revenues were positively affected by an increase in the average value of transferee homes sold in the US and higher interest rates.

Costs, including interest, of carrying and reselling homes for the second quarter decreased 22 percent to $146 million and for the first six months of fiscal 1995 decreased 20 percent to $302 million from the same periods a year ago. The decreases were primarily due to a smaller number of transferee homes sold in the US and UK as well as a reduction in resale losses and other direct carrying costs due to a reduction in the number of days homes were held for resale, partially offset by higher interest rates.

Relocation and real estate services operating income for the second quarter increased 75 percent to $11.1 million and for the first six months of fiscal 1995 increased 79 percent to $18.0 million, compared to the same periods
a year ago.    The  increases  were  primarily  due  to  improvements  in fee-based relocation and real estate services and an increase in the value of transferee homes sold in the US. Additionally, the first six months of fiscal 1995 reflects a lower amount of spending for technology improvements than the comparable period a year ago. Partially offsetting the increase was a decrease in the number of transferee homes sold in the US and UK.

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

Mortgage banking services revenues for the second quarter decreased 27 percent to $31 million and for the first six months of fiscal 1995 decreased 20 percent to $64 million, compared to the same periods a year ago. The decreases were primarily due to reduced margins on sale of mortgages to permanent investors as well as decreases in loan closing volume of 60 percent in the second quarter and 53 percent in the first six months versus prior year comparable periods. The decreases were partially offset by higher servicing fee revenue due to an increase in the servicing portfolio to $17.2 billion and gains on sale of mortgage servicing rights of $11.3 million in the second quarter and $17.9 million in the first six months of fiscal 1995.

Direct costs of mortgage banking services for the second quarter decreased 49 percent and for the first six months of fiscal 1995 decreased 38 percent over the comparable prior year periods. The decreases reflect the reduction in loan closing volume as well as the results of the Company's continuing productivity efforts.

Mortgage banking services operating income for the second quarter decreased 36 percent to $7.5 million and for the first six months of fiscal 1995 decreased 34 percent to $16.1 million, compared to the same periods a year ago. The decreases were primarily due to the decline in revenues discussed above and increases in interest costs due to a rise in interest rates, partially offset by lower direct costs and selling, general and administrative expenses reflecting productivity efforts.

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

FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of October 31, 1994, the Company had outstanding $2,979 million of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, repayment of other assets under management programs, and the sale or
transfer of certain assets  to  third  parties.    Lease  repayments  totaled
$699 million for the first six months of fiscal 1995, while repayments of equity advances on homes were $998 million.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


                        PHH CORPORATION AND SUBSIDIARIES





(a)  Exhibit (11)  -             Schedule containing information used in the
                                 computation of net income per share.



(b)  Exhibit (12)  -             Schedule  containing  information  used  in
                                 the computation of the ratio of earnings to fixed charges.

                        PHH CORPORATION AND SUBSIDIARIES

                               Index to Exhibits
                               _________________




Exhibit No.                                                          Page No.



Exhibit (11)  -      Schedule containing information used in the
                     computation of net income per share                  13



Exhibit (12)  -      Schedule containing information used in the
                     computation of the ratio of earnings to fixed
                     charges                                              14

                                   SIGNATURES



                        PHH CORPORATION AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHH CORPORATION



Date:    December 13, 1994                    Roy A. Meierhenry
                                              Senior Vice President and
                                              Chief Financial Officer