Form 10-Q
period 1995-01-31
PHH CORP
filed 1995-03-15
CIK 77776

                        WASHINGTON D.C.  20549
                               _________

                               FORM 10-Q
                               _________

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended         JANUARY 31, 1995

                                     OR

          ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From ______ to ______
                                 ________

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

Number of shares of PHH Corporation common stock outstanding on February 28, 1995 was 16,866,073.

                                                        -1-
Total number of pages - - 15

                                   PHH CORPORATION

                                       INDEX
                  ________________________________________________


                                                                 Page No.

PART I FINANCIAL INFORMATION:

      Item 1 - Financial Statements

           Condensed Consolidated Statements of Income--Three
                Months and Nine Months Ended January 31, 1995
                and 1994                                               3

           Condensed Consolidated Balance Sheets --
                January 31, 1995 and April 30, 1994                    4

           Condensed Consolidated Statements of Cash Flows--
                Nine Months Ended January 31, 1995 and 1994            5

           Notes to Condensed Consolidated Financial
                Statements                                             6

      Item 2 - Management's Discussion and Analysis of Financial
      Position and Operations                                          7


PART II OTHER INFORMATION:

      Item 6 - Exhibits and Reports on Form 8-K                        11

      Index to Exhibits                                                12

      Signatures                                                       15

                                     PART I FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                        PHH CORPORATION AND SUBSIDIARIES

                                  Condensed Consolidated Statements of Income

                                                  (Unaudited)

(In thousands except per share data)

                                                Three Months Ended                  Nine Months Ended
                                                    January 31,                        January 31,

                                              1995             1994               1995              1994
Revenues:
Vehicle management services                  $   313,151      $   281,080          $   922,394       $   859,062
Relocation and real estate services              151,458          194,212              508,184           619,299
Mortgage banking services                         29,532           41,517               94,008           122,392
                                                 494,141          516,809            1,524,586         1,600,753


Operating expenses:
Depreciation on vehicles under
operating leases                              215,866          196,056              642,103           601,474
Costs, including interest, of
carrying and reselling homes                  123,811          170,233              426,002           547,895
Direct costs of mortgage banking
services                                       10,352           14,966               28,962            44,832
Interest                                       46,147           35,682              127,840           106,692
Selling, general and administrative            69,711           73,544              213,516           220,659
                                              465,887          490,481            1,438,423         1,521,552

Income before income taxes                     28,254           26,328               86,163            79,201

Income taxes                                   11,492           10,917               35,274            32,798

Net income                                $    16,762     $     15,411         $     50,889    $       46,403



Net income per share                    $         .98   $          .87         $       2.94    $         2.61

                                            See accompanying notes.

                                        PHH CORPORATION AND SUBSIDIARIES

                                     Condensed Consolidated Balance Sheets


  (In thousands)

                                                                    January 31, 1995        April 30, 1994
                                                                      (Unaudited)
  ASSETS
  Cash                                                          $             9,053      $              25
  Accounts receivable, less allowance for
     doubtful accounts of $6,800 at January 31,
     1995 and $6,525 at April 30, 1994                                      479,199                470,756
  Carrying costs on homes under management                                   45,962                 36,085
  Mortgages held for resale                                                 645,381                705,888
  Property and equipment, net                                               102,785                108,158
  Unamortized goodwill                                                       52,714                 54,797
  Other assets                                                              181,753                148,060
                                                                          1,516,847              1,523,769

  ASSETS UNDER MANAGEMENT PROGRAMS
  Net investment in leases and leased vehicles                            2,853,275              2,766,983
  Equity advances on homes                                                  519,491                474,525
  Other assets under management programs                                      1,210                  1,506
                                                                          3,373,976              3,243,014

                                                                   $      4,890,823            $ 4,766,783

  LIABILITIES
  Accounts payable and accrued expenses                           $         371,943          $     533,943
  Advances from clients                                                      75,604                 49,765
  Deferred revenue                                                           25,292                 29,435
  Other debt                                                                699,102                719,822
  Deferred income taxes                                                     105,000                 93,600
                                                                          1,276,941              1,426,565

  LIABILITIES UNDER MANAGEMENT PROGRAMS                                   3,092,460              2,841,905

  STOCKHOLDERS' EQUITY
  Preferred stock, authorized 3,000,000 shares                                   --                     --
  Common stock, no par value, authorized
     50,000,000 shares;  issued and out-
     standing 16,861,243 shares at January 31,
     1995 and 17,245,673 shares at April 30,
     1994                                                                    78,072                92,139
  Cumulative foreign currency translation
     adjustment                                                            (18,855)               (21,627)
  Retained earnings                                                         462,205               427,801
                                                                            521,422               498,313

                                                                    $     4,890,823           $ 4,766,783

                                                          -4-
                                                  See accompanying notes.

                                      PHH CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                                  (Unaudited)

  (In thousands)

                                                                              Nine Months Ended January 31,

                                                                                  1995                1994
  Operating Activities:
     Net income                                                          $       50,889     $      46,403
     Adjustments to reconcile income to cash
        provided by operating activities:
        Depreciation and amortization                                           679,140            619,353
        Deferred income taxes                                                    11,133             11,031
        Changes in:
          Accounts receivable                                                   (4,855)           (32,907)
          Carrying costs on homes under management                              (9,860)              7,784
          Mortgages held for resale                                              60,507          (209,285)
          Accounts payable and accrued expenses                               (165,411)           (97,177)
          Advances from clients                                                  25,840            (8,202)
          Deferred revenue                                                      (4,224)            (2,414)
          All other operating activity                                         (47,765)           (23,698)
             Cash provided by operating activities                              595,394           310,888

  Investing Activities:
     Investment in leases and leased vehicles                               (1,140,003)        (1,015,034)
     Repayment of investment in leases and
        leased vehicles                                                         418,655            374,762
     Value of homes acquired                                                (4,073,721)        (3,185,662)
     Value of homes sold                                                      4,027,290          3,269,802
     Additions to property and equipment,
        net of dispositions                                                    (10,967)           (25,827)
     Acquisition accounted for as a purchase                                         --            (2,594)
     All other investing activities                                               (989)              (106)
           Cash used in investing activities                                  (779,735)          (584,659)

  Financing Activities:
     Net change in borrowings with terms of
        less than 90 days                                                        89,048            233,451
     Proceeds from issuance of other borrowings                                 940,589            765,232
     Principal payment on other borrowings                                    (801,457)          (728,699)
     Stock option plan transactions                                               2,670              7,077
     Repurchases of common shares                                              (16,737)               (13)
     Payment of dividends                                                      (16,485)           (15,654)
           Cash provided by financing activities                                197,628           261,394

  Effect of exchange rate changes on cash                                       (4,259)            12,182

  Increase in cash                                                                9,028              (195)

  Cash at beginning of period                                                        25              522

  Cash at end of period                                                 $         9,053    $          327

  Supplemental disclosures of cash flow
     information:
     Cash paid for interest                                                $    147,194      $    127,050
     Net cash paid for income taxes                                       $      24,088     $      32,823

                                                  See accompanying notes.






  Item 1.  Financial Statements (Continued).


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





Item 2. Management's Discussion and Analysis of Financial Position and Operations.


                                        PHH CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS - Nine Months Ended January 31, 1995 vs. January 31, 1994

Net  income  and  net income per share for the third quarter of fiscal 1995 were $16.8 million and $.98, respectively, increases of
nine  and  13  percent  over  the  third  quarter of fiscal 1994.  Net income and net income per share for the first nine months of fiscal  1995  were  $50.9  million  and  $2.94, respectively, an increase of 10 and 13 percent over the first nine months of fiscal
1994.    These increases were due to increases in the Company's relocation and real estate services and vehicle management services
business  segments,  partially  offset  by  a decrease in its mortgage banking services business segment.  Net income for the first
nine  months  of  fiscal  1995  includes  interest  income,  net of income taxes, of $1.8 million, relating to interest received in connection with a refund of US federal income taxes.

Consolidated revenues decreased four percent to $494 million and five percent to $1.5 billion for the third quarter and first nine months of fiscal 1995, respectively, as compared to the same periods a year ago.

The Company's effective tax rate was 41 percent for the first nine months of fiscal 1995 and fiscal 1994.


Vehicle Management Services

Vehicle management services primarily consist of the management, purchase, leasing and resale of vehicles for corporate clients and governmental agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.

Total vehicle management services revenues increased 11 percent for the third quarter and seven percent for the first nine months of fiscal 1995 to $313 million and $922 million, respectively, compared to the same periods a year ago.

Leasing  revenues  increased  13  percent  to  $264  million and seven percent to $774 million for the third quarter and first nine months,  respectively,  of  fiscal  1995,  compared  to the same periods a year ago.  The increases were primarily due to a reduced amount,  in comparison to prior years, of leases and leased vehicles sold or transferred to third parties, for which management and servicing  responsibility  is  retained  by the Company.  Had these assets not been sold or transferred in prior years, the related rental  payments would have been included in revenues, and the related depreciation on vehicles under operating leases and interest
would  have  been  included  in  expenses.   On a pro forma basis, leasing
revenues would have increased four percent for the third
quarter  and  decreased one percent for the first nine months of fiscal
1995 compared to the same periods a year ago.  The increase
in  pro  forma  leasing revenues for the third quarter was primarily due to an increase in the average cost of vehicles managed and
higher interest rates, partially offset by a decrease in the number of leased vehicles under management.

Other vehicle management services revenues increased four percent to $49 million for the third quarter and seven percent to $148 million for the first nine months of fiscal 1995, compared to the same periods a year ago. The increases were primarily due to growth in fee-based vehicle services such as fuel and other driver services. Additionally, revenues in the first nine months of fiscal 1995 were positively affected by a favorable US and UK resale market for disposition of vehicles under closed-end operating leases.









Item 2.  Management's Discussion and Analysis of Financial Position and
Operations (Continued).



                                        PHH CORPORATION AND SUBSIDIARIES


Vehicle Management Services (cont'd)

Vehicle management services operating income for the third quarter increased four percent to $12.4 million compared to the same period a year ago. Globally, the increases were due to growth in fee-based services as well as increases in vehicle purchases and the average cost of vehicles. Additionally, operating results on a geographic basis reflect the following: North American results included costs to consolidate office space in North America and other costs incurred integrating our US and Canadian operations partially offset by other cost reductions; UK results were favorably effected by increased fuel prices, increased market penetration for fee-based services as well as cost containment efforts;
while German results improved due to cost reductions in line with a revised marketing plan.

Vehicle management services operating income for the first nine months of fiscal 1995 increased 20 percent to $36.3 million over the same period a year ago. In addition to the items noted above in the discussion of the third quarter results, operating income increased primarily due to a favorable resale market in the US and UK for disposition of vehicles under closed-end operating leases, a higher level of domestic spending for technology improvements in the prior year s first quarter and vehicle management services portion of interest income relating to interest received in connection with a refund of US federal income taxes.

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

Relocation and real estate services revenues for the third quarter decreased 22 percent to $151 million and for the first nine months of fiscal 1995 decreased 18 percent to $508 million, compared to the same periods a year ago. Revenue decreases were primarily due to a reduction in the number of transferee homes sold as well as a reduction in costs of carrying and reselling homes which are charged to the Company s clients. These decreases were partially offset by an increase in fee-based relocation and real estate services such as household-goods moves and residential properties managed for financial institutions. Also, revenues were positively affected by an increase in the average value of transferee homes sold in the US for the first nine months and higher interest rates.

Costs, including interest, of carrying and reselling homes for the third quarter decreased 27 percent to $124 million and for the first nine months of fiscal 1995 decreased 22 percent to $426 million from the same periods a year ago. The decreases were primarily due to a smaller number of transferee






Item 2.  Management's Discussion and Analysis of Financial Position and
Operations (Continued).



                                        PHH CORPORATION AND SUBSIDIARIES



Relocation and Real Estate Services (cont'd)

homes sold and a lower level of funding on homes closed resulting in lower interest costs charged to the Company's clients.
Additionally, costs decreased due to lower resale losses and other direct carrying costs due to a reduction in the number of days homes were held for resale, partially offset by higher interest rates.

Relocation and real estate services operating income for the third quarter increased 104 percent to $9.6 million and for the first nine months of fiscal 1995 increased 87 percent to $27.5 million, compared to the same periods a year ago. The increases were primarily due to improvements in fee-based relocation and real estate services and productivity gains on a global basis.
Additionally, the first nine months of fiscal 1995 reflects a lower amount of spending for technology improvements than the comparable period a year ago. Partially offsetting the increase was a decrease in the number of transferee homes sold.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates its clients will continue to reassess their relocation plans as part of cost control measures authorizing fewer home purchase transactions and utilizing a greater portion of fee-based relocation services. At the same time, operating results should be positively affected as clients increasingly choose to outsource their relocation services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.


Mortgage Banking Services

Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, governmental agencies, real estate brokerage firms and other mortgage banks.

Mortgage banking services revenues for the third quarter decreased 29 percent to $30 million and for the first nine months of fiscal 1995 decreased 23 percent to $94 million, compared to the same periods a year ago. The decreases were primarily due to reduced margins on sale of mortgages to permanent investors as well as interest rate driven decreases in loan closing volume of 71 percent in the third quarter and 59 percent in the first nine months versus prior year comparable periods.
The decreases were partially offset by higher servicing fee revenue due to an increase in the average servicing portfolio and gains on sale of mortgage servicing rights of $10.2 million in the third quarter and $28.1 million in the first nine months of fiscal 1995.

Direct  costs  of mortgage banking services for the third quarter decreased
31 percent and for the first nine months of fiscal 1995 decreased 35 percent over the comparable prior year periods. The decreases reflect the reduction in loan closing volume as well as an additional amount of unscheduled amortization of excess mortgage servicing fees of $3.8 million and $11.3 million in the third quarter and nine-month period, respectively, of the prior year.








Item 2.  Management's Discussion and Analysis of Financial Position and
Operations (Continued).



                                        PHH CORPORATION AND SUBSIDIARIES



Mortgage Banking Services (cont'd)

Mortgage banking services operating income for the third quarter decreased 35 percent to $6.3 million and for the first nine months of fiscal 1995 decreased 35 percent to $22.3 million, compared to the same periods a year ago. The decreases were primarily due to the decline in revenues discussed above and increases in interest costs due to a rise in interest rates, partially offset by lower direct costs discussed above and lower selling, general and administrative expenses reflecting decreased mortgage volume.

The Company's profitability from mortgage banking services may be affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the condition of residential real estate markets. As expected, the Company has experienced a slowdown in refinancing activity due to a rise in interest rates. Management believes the Company's broad-based marketing strategies and continuous quality improvement efforts should continue to positively affect operating results.
Additionally, management will continue to monitor market conditions for opportunities to realize value through sales of selected mortgage servicing rights.



FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of January 31, 1995, the Company had outstanding $3,092 million of debt for "Assets Under Management
Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, repayment of other assets under management programs, and the sale or transfer of certain assets to third parties. Lease repayments totaled $1,061 million for the first nine months of fiscal 1995, while repayments of equity advances on homes were $1,362 million.




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



                                  -11-




                                          SIGNATURES



                                PHH CORPORATION AND SUBSIDIARIES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PHH CORPORATION



  Date:    March 15, 1995
                                                  Roy A. Meierhenry
                                                  Senior Vice President and
                                                  Chief Financial Officer





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


                                  -12-



