Form 10-K405
period 1995-04-30
PHH CORP
filed 1995-07-26
CIK 77776

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-K
                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]
FOR THE FISCAL YEAR APRIL 30, 1995                 COMMISSION FILE NUMBER 1-7797
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     YES   X                       NO
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]
AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 1995: $758,377,633. NUMBER OF SHARES OF PHH CORPORATION OUTSTANDING ON JUNE 30, 1995: 17,042,194.
Documents Incorporated by Reference
     Part III -- Proxy Statement for 1995 Annual Meeting of Stockholders

                                PHH CORPORATION
                                     PART I
ITEM 1. BUSINESS
                                    GENERAL
     The Company provides a broad range of integrated management services, expense management programs and mortgage banking services to more than 3,000 clients, including many of the world's largest corporations, as well as government agencies and affinity groups. Its primary business service segments consist of vehicle management, real estate and mortgage banking. Information as to revenues, operating income and identifiable assets by business segment is included in the Business Segments note in the Notes to Consolidated Financial Statements.
     As of June 30, 1995, the Company and its subsidiaries had approximately 5,000 employees.
                          VEHICLE MANAGEMENT SERVICES
     Vehicle management services consist primarily of the management, purchase, leasing and remarketing of vehicles for corporate clients and government agencies, including fuel and cost management programs and other fee-based services for clients' vehicle fleets.
FLEET MANAGEMENT SERVICES
     The Company provides fully integrated vehicle management and leasing programs through PHH Vehicle Management Services Corporation and other vehicle management services subsidiaries. These programs were developed to address the needs of clients using cars and trucks and consist of managerial, leasing and advisory services, aimed at effectively managing the cost of operating their vehicles and improving the productivity within their organizations.
     The Company's advisory services for automobile fleet management programs are primarily for cars, vans and light-duty trucks. They include recommendations on the makes and models of vehicles and options best suited to the client's needs, the determination of persons eligible for operating their vehicles, the method of reimbursing their employees for actual expenses, the care and maintenance of their vehicles and the personal use of company-provided vehicles.
     Managerial services for automobile fleet programs include purchasing automobiles, arranging for their delivery through new car dealers located throughout North America, primarily the United States and Canada, the United Kingdom, the Republic of Ireland and Germany, complying with various local registration, title, tax and insurance requirements, pursuing warranty claims with automobile manufacturers and remarketing used vehicles at replacement time.
     The Company offers similar programs and services for medium- and heavy-duty truck fleets. Advisory services offered include the determination of the vehicle specifications, makes, models and equipment best suited to perform the functions required by the client. Managerial services include purchasing new trucks, trailers, truck bodies and equipment from manufacturers and franchised dealers, the performance of title, registration, tax and insurance functions, arranging for them to be titled, licensed and delivered to locations designated by clients, verifying invoices and remarketing used vehicles at replacement time.
     The Company offers various leasing plans for its vehicle leasing programs. Under these plans, the Company provides for the financing primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit. See the Liabilities Under Management Programs note in Notes to Consolidated Financial Statements.
     The Company leases vehicles for minimum lease terms of twelve months or more under either direct financing or operating lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. The Company has two distinct types of operating leases. Under one type, the open-end operating lease, resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding residual value guarantees. Under the other type of operating lease, the closed-end operating lease, resale of the vehicle on termination of the lease is for the account of the Company.
                                       1

     The Company's fleet management services may be the same whether the client owns or leases the vehicles. In either case, the client generally operates the vehicles on a net basis, paying all the actual costs incidental to their operation, including gasoline, oil, repairs, tires, depreciation, vehicle licenses, insurance and taxes. The fee charged by the Company for its services is based upon either a percentage of the original cost of the vehicle or a stated management fee and, in the case of a leasing client, includes the interest cost incurred in financing the vehicle.
FUEL AND COST MANAGEMENT PROGRAMS
     The Company offers fuel and cost management programs to corporations and government agencies for the control of automotive business expenses in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany. Through a service card and billing service, a client's employees are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at prescribed network providers. The Company also provides a series of safety and accident management related programs, statistical control reports detailing expenses related to the general operation of vehicles, and a program which monitors and controls the type and cost of vehicle maintenance for individual automobiles.
     The Company also provides fuel and cost management programs and a centralized billing service for companies operating truck fleets in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service garages which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service garages and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.
COMPETITIVE CONDITIONS
     The principal methods of competition within vehicle management services are quality of service, range of product and service offering and price.
     In the United States and Canada, an estimated 50% of the market for vehicle management services is served by third-party providers. There are 5 major providers of such services in North America, as well as an estimated several hundred local and regional competitors. The Company is the second largest provider of comprehensive vehicle management services in North America.
     In the United Kingdom, the portion of the fuel card services and vehicle management services markets served by third-party providers is an estimated 37% and 35%, respectively. The Company is the market leader among the 4 major nationwide providers of fuel card services, and the 7 major nationwide providers of vehicle management services. Numerous local and regional competitors serve each such market element.
     The following sets forth certain statistics concerning automobiles, vans, light, medium and heavy-duty trucks for which the Company provides managerial, leasing and/or advisory services primarily in the United States, Canada, the United Kingdom, the Republic of Ireland and Germany at the end of the fiscal years shown:

                                                                    1995        1994        1993        1992        1991
Ending number of vehicles under management.....................     463,200     450,400     454,300     467,000     462,700
Average cost of vehicles.......................................  $   19,164  $   18,012  $   17,198  $   16,067  $   14,791
Number of vehicles purchased...................................     113,800     108,000     115,800     117,900     128,400
Number of fuel and service card transactions
  (in thousands)...............................................      50,600      47,300      45,600      44,100      43,100
Gallons of fuel processed (in thousands).......................   1,129,000   1,073,000   1,039,000   1,076,000   1,065,000

                              REAL ESTATE SERVICES
     The Company provides employee real estate services principally to large international corporations, government agencies, affinity groups and financial institutions in the United States, Canada, the United Kingdom and the Republic of Ireland through PHH Real Estate Services Corporation and other real estate services subsidiaries. Principal services consist of counseling transferred employees of clients and the purchase, management and resale of
                                       2
their homes. The Company's real estate services offer clients the opportunity to reduce employee relocation costs and facilitate employee relocation.
     The Company may pay a transferring employee his/her equity in a home based upon a value determined by independent appraisals or based on a contract to sell which has been agreed with the employee. In most circumstances the employee's mortgage is retired concurrently with the purchase of the equity; otherwise the Company accepts the administrative responsibility for making payments on any mortgages. The corporate client normally pays the Company an advance billing to cover costs to be incurred during the period the home is held for resale, including debt service on any existing mortgage. These costs are paid by the Company and, after ultimate resale, a settlement is made with the corporate client reconciling the advance billing and the expense payments. Under the terms of the client contracts, the Company is generally protected against losses from changes in market conditions.
     Funds to finance the purchase of homes are provided primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit, or may be provided by the client. Interest costs are billed directly to the Company's clients. See the Liabilities Under Management Programs note in Notes to Consolidated Financial Statements.
     The Company's real estate services subsidiaries also offer employee programs which provide group move planning and implementation, home marketing assistance, property management, household goods movement, destination services and asset management for financial institutions and government agencies.
     Through its PHH Fantus Corporation subsidiary, the Company provides strategic facilities planning services, site selection and location consulting for corporate clients and economic development consulting for state and local government agencies. Additionally, the Company provides consulting services in the areas of general business strategy, marketing and management for transnational clients.
COMPETITIVE CONDITIONS
     The principal methods of competition within real estate services are quality of service, range of product and service offering and price. In the United States and Canada, and the United Kingdom, an estimated 25% and 50%, respectively, of the market for real estate services is served by third-party providers.
     In the United States there are 5 major national providers of such services and in each of Canada and the United Kingdom there are 4 major national providers. In addition, there are an estimated several dozen local, regional and smaller national competitors in each such country. The Company is the market leader in the United States and Canada, and third in the United Kingdom.
     The following sets forth certain statistics concerning real estate services in the United States, Canada and the United Kingdom for the fiscal years shown:

                                                             1995          1994          1993          1992          1991
Asset-based services:
  Home purchase authorizations.........................        31,000        31,800        31,800        30,400        31,300
  Transferee homes sold................................        25,300        28,900        28,400        28,100        28,200
  Average value of U.S. transferee homes sold(1).......  $    171,000  $    165,000  $    156,000  $    156,600  $    150,200
Fee-based services transactions:
     Home finding......................................        24,020        23,180        15,620        10,540         7,720
     Home marketing....................................        18,330        14,970         8,050         6,170         4,160
     Household goods moves.............................        14,700        13,720         8,730         7,170         7,520
     Property dispositions.............................         7,250         4,180         3,610         2,690         1,490
                                                               64,300        56,050        36,010        26,570        20,890
Total homes under management:
     Acquisitions......................................        34,710        32,520        32,590        31,780        28,390
     Dispositions......................................        32,560        33,080        32,020        30,800        29,690
       Ending..........................................        11,380         9,230         9,790         9,220         8,240

(1) Revenues for real estate services in the United States are significantly determined based on the value of homes sold, while revenues for the United Kingdom and Canadian segments are not related to the value of homes sold; therefore, this table only includes the average value of U.S. homes sold.
                                       3

                           MORTGAGE BANKING SERVICES
     The Company provides U.S. residential mortgage banking services through PHH Mortgage Services Corporation. These services consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, credit unions, real estate brokerage firms and other mortgage banks.
     PHH Mortgage Services is a centralized mortgage lender conducting business in all 50 states. It utilizes its computer system and an extensive telemarketing operation to allow the consumer to complete the entire mortgage transaction over the telephone. Through its own network of appraisers, title companies and closing attorneys, the Company can effectively administer its products and services anywhere in the nation.
     The mortgage unit customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by the Federal National Mortgage Association
(FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), or the Government National Mortgage Association (GNMA) while generally retaining mortgage servicing rights. The guarantees provided by FNMA and FHLMC are on a non-recourse basis to the Company. Guarantees provided by GNMA are to the extent recoverable from certain government insurance programs.
     Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.
COMPETITIVE CONDITIONS
     The principal methods of competition in mortgage banking services are quality of service, range of product and service offering and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. The Company ranked nineteenth among loan originators for both the calendar year 1994 and the three months ended March 31, 1995.
     The following sets forth certain statistics concerning mortgage banking services for the fiscal years shown:

                                                        1995        1994        1993       1992       1991
Mortgage loan closings
  (in millions)....................................  $    3,432  $    8,074  $    5,618  $   3,797  $   2,331
Mortgage servicing portfolio at April 30
  (in millions)....................................  $   16,017  $   16,645  $   11,047  $   7,517  $   5,007
Delinquency rate...................................        1.3%        1.2%        1.1%       1.8%       2.3%

SIGNIFICANT CUSTOMERS
     No customer purchased services totaling 10% or more of consolidated revenues in 1995, 1994, or 1993.
ITEM 2. PROPERTIES
     The corporate offices of the Company are located at 11333 McCormick Road, Hunt Valley, Maryland, in an eight-story building which is owned by the Company and contains approximately 163,000 square feet of office space.
     The offices of PHH Vehicle Management Services North American operations are located throughout the US and Canada. Primary office facilities are located in a six-story, 200,000-square foot office building in Hunt Valley, Maryland, leased until September 2003; and offices in Mississauga, Canada, having 31,600 square feet, leased until February 2003. Other facilities include office space totaling 17,700 square feet in five cities leased as full-service branch offices for fleet management activities for various terms to April 2003; two dealerships, one located in Williamsburg, Virginia, having 101,000 square feet, leased until March 1998 and the other in Edenton, North Carolina, having 337,100 square feet, leased until December 1998; offices in Fort Worth, Texas, having 63,000 square feet, leased until March 2002; and regional offices located in Montreal, Calgary, Vancouver, Mississauga & Quebec, Canada, having a total of 43,100 square feet, leased for various terms to December 2002.
     The offices of PHH Real Estate Services North American operations are located throughout the US and Canada. Primary office facilities are located in offices located in Wilton, Connecticut, having 42,000 square feet, leased until January 1996 and offices in Danbury, Connecticut, having 92,500 square feet, leased until January 2000. Other facilities include office space totaling
                                       4

54,000 square feet in Oak Brook, Illinois leased until April 2003; 23,350 square feet in Concord, California leased until October 1998; 42,300 square feet in Dallas, Texas leased until November 1998; 59,000 square feet in ten other cities for various terms to June 2002; and office space totaling 26,500 square feet in Toronto, Montreal, Vancouver, Ottawa and Nova Scotia, leased for various terms to September 1999.
     The offices of PHH Fantus are located in Florham Park, New Jersey, in offices having 14,200 square feet, leased until May 1996 and offices in
Chicago, Illinois, having 8,800 square feet, leased until September 2004.
     The offices of PHH Mortgage Services are located primarily in a 127,000-square foot building in Mount Laurel, New Jersey, which is owned by the Company; and offices in Englewood, Colorado, having 27,900 square feet, leased until June 1997.
     The offices of Vehicle Management Services and Real Estate Services operations located in the United Kingdom and Europe are as follows: a 129,000-square foot building which is owned by the Company located in Swindon, United Kingdom; and field offices having 30,400 square feet located in Swindon and Manchester, United Kingdom; Munich, Germany; and Dublin, Ireland, are
leased for various terms to February 2016.
     The Company considers that its properties are generally in good condition and well maintained and are generally suitable and adequate to carry on the Company's business.
ITEM 3. LEGAL PROCEEDINGS
     The Company is party to various litigation arising in the ordinary course of business and is plaintiff in several collection matters which are not considered material either individually or in the aggregate.
ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1995.
                                       5

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     The Company's common stock is publicly traded on the New York Stock Exchange under the symbol "PHH ". The common stock is entitled to dividends when and as declared by the Board of Directors. The payment of future dividends will depend upon earnings, the financial condition of the Company and other relevant factors. At April 30, 1995, there were 1,902 holders of common stock. The dividends and high and low prices for each quarter during the Company's 1995 and 1994 fiscal years were as follows:

                                     DIVIDEND               PRICE
              1995                     PAID          HIGH            LOW
First quarter...................       $.32       $38 3/4         $35
Second quarter..................       $.32       $38             $34 7/8
Third quarter...................       $.32       $38 1/8          $33 5/8
Fourth quarter..................       $.32       $40 1/2         $35 1/4
              1994
First quarter...................       $.30       $42 1/2         $39 1/2
Second quarter..................       $.30       $46 3/4         $41 3/8
Third quarter...................       $.30       $46 3/4         $40 5/8
Fourth quarter..................       $.30       $43 1/4         $33 1/4

ITEM 6. SELECTED FINANCIAL DATA

(In thousands except per share data)
Years ended April 30,                     1995           1994           1993            1992           1991
Revenues:
    Vehicle management services       $ 1,257,696    $ 1,162,483    $ 1,069,484    $   992,514    $ 1,023,857
    Real estate services                  686,836        816,261        829,336        849,871        923,536
    Mortgage banking services             126,094        155,935        122,111         89,099         70,232
                                      $ 2,070,626    $ 2,134,679    $ 2,020,931    $ 1,931,484    $ 2,017,625
Income before income taxes            $   121,318    $   109,796    $    94,238    $    83,117    $    77,759
Net income                            $    71,662    $    64,558    $    56,417    $    49,979    $    47,079
Net income per share                  $      4.15    $      3.64    $      3.25    $      2.92    $      2.78
Cash dividends per share              $      1.28    $      1.20    $      1.20    $      1.20    $      1.20

Selected Balance Sheet Data
As of April 30,                              1995           1994           1993           1992           1991
Total assets                          $ 5,039,533    $ 4,766,783    $ 4,613,028    $ 4,365,031    $ 4,198,689
Assets under management programs      $ 3,464,889    $ 3,241,508    $ 3,391,755    $ 3,113,120    $ 3,126,986
Liabilities under management programs $ 3,079,629    $ 2,841,905    $ 2,900,934    $ 2,771,250    $ 2,804,688
Other debt                            $   735,886    $   719,822    $   511,128    $   405,017    $   184,497
Stockholders' equity                  $   539,951    $   498,313    $   457,483    $   423,287    $   392,866

                                       7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
RESULTS OF OPERATIONS

    All comparisons within the following discussion are to the previous year, unless otherwise stated.

    Consolidated net income increased 11% to $71.7 million in fiscal 1995 while net income per share increased 14% to $4.15. Increased income in the vehicle management services and real estate services business segments was partially offset by a decrease in the mortgage banking services business segment. In fiscal 1994, net income increased 14% to $64.6 million and net income per share increased 12% to $3.64, reflecting increases in the mortgage banking services and vehicle management services business segments partially offset by a decrease in the real estate services business segment.

    Consolidated revenues decreased 3% to $2,071 million in fiscal 1995 and increased 6% to $2,135 million in fiscal 1994.

    The provision for income taxes reflects effective tax rates of 41% in both fiscal 1995 and 1994 and 40% in fiscal 1993. The fiscal 1995 and 1994 rates reflect the increase in the US federal corporate income tax rate to 35% from 34%.

    The Company incurs and pays certain costs on behalf of its clients which include payments to third parties as a component of its service delivery. These direct costs are billed to clients and recognized as both revenue and expense. Additionally, certain other direct costs represent depreciation on vehicles under operating leases and amortization of mortgage servicing fees. Management analyzes its business results in terms of net revenue and total operating expenses. Net revenue, as defined by the Company, includes revenue earned reduced by the direct costs described above and also reduced by related interest required to fund assets. Operating expenses are all other costs incurred in delivering services to clients.

    Net revenues were $518.3 million in fiscal 1995, a decrease of 4% from the prior year, while operating income increased 10% to $121.3 million. Vehicle management services and real estate services increased in both net revenue and operating income offset by a decline in mortgage banking services. In fiscal 1994 net revenue increased 9% to $542.1 million due to increases in each business segment, while operating income increased 17% to $109.8 million due to increases in both vehicle management services and mortgage banking services offset slightly by a decline in real estate services. The following discussion is an analysis by business segment for net revenue and operating income.

Vehicle Management Services

    Vehicle management services are offered to corporations and government agencies to assist them in effectively managing their vehicle fleet costs, reducing in-house administrative costs and enhancing driver productivity. Asset-based services generally require an investment by the Company and include new vehicle purchasing, open- and closed-end leasing, and used vehicle marketing. Fee-based services include maintenance management programs, expense reporting, fuel management programs, accident and safety programs and other driver services for managing clients' vehicle fleets.

                                   1995          1994         1993
Operating Income (in thousands)
Net Revenues:
   Asset-based                  $ 137,520     $ 140,395    $ 130,806
   Fee-based                      102,628        94,411       97,281
Total net revenues                240,148       234,806      228,087
Operating expenses                184,480       188,576      185,815
Operating income                 $ 55,668     $  46,230    $  42,272

Fiscal 1995 Results

    Net revenues for vehicle management services represent revenues earned and billed to clients reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased 2% to $240.1 million. Net revenues derived from asset-based products decreased 2% to $137.5 million due to a slight decrease in the number of leased vehicles under management and a reduction in revenue due to the benefit in the prior year of certain vehicle manufacturer incentive programs. The decrease in net revenues was somewhat offset by an increase in management fees per vehicle resulting from a higher average cost of vehicles managed; the effect of interest received from a US federal income tax refund attributable to this segment; as well as the results of a favorable US and UK resale market for disposition of vehicles under closed-end operating leases. Net revenue derived from fee-based services increased 9% to $102.6 million in fiscal 1995. The increase was due to growth in fuel management programs reflecting increased market penetration in the US and UK and increased fuel prices in the UK; growth in accident management programs, primarily in the UK; and growth in other driver services in North America and the UK.

    Vehicle management services operating income increased 20% to $55.7 million in fiscal 1995. This was due to the increase in net revenue described above as well as an overall reduction in operating expenses. Cost reductions were achieved primarily in the area of information technology, slightly offset by one-time costs associated with office space consolidation, other costs incurred to integrate our US and Canadian operations and higher operating expenses in support of volume growth in fee-based services.

Key Operating Factors           1995          1994          1993
Number of vehicles
 purchased                   113,800       108,000       115,800
   Percent change                  5%          (7%)          (2%)
Number of fuel and
 service card transactions
 (in thousands)               50,600        47,300        45,600
   Percent change                  7%            4%            3%
Gallons of fuel processed
 (in thousands)            1,129,000     1,073,000     1,039,000
   Percent change                  5%            3%          (3%)
Number of vehicles under
 management                  463,200       450,400       454,300
   Percent change                  3%          (1%)          (3%)

    The Company's profitability from vehicle management services is affected by the number of vehicles managed and related services provided for clients. Therefore, profitability can be negatively affected by the general economy as corporate clients exercise a higher degree of fiscal caution by decreasing the size of their vehicle fleets or by extending the service period of existing fleet vehicles. Conversely, operating results are positively affected as clients increasingly choose to outsource their vehicle management service operations. Results can also be enhanced as the Company expands into new markets, increases its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Fiscal 1994 Results

    Total vehicle management services net revenues increased 3% to $234.8 million. Net revenues derived from asset-based products increased 7% to $140.4 million. This resulted from higher revenues received from manufacturers for vehicle purchases and the benefit of certain vehicle manufacturer incentive programs; increased management fees received due to an increase in the average cost of vehicles managed; as well as the results of a favorable US and UK resale market for disposition of vehicles under closed-end operating leases. There was a slightly offsetting decrease due to a reduced number of vehicles purchased. Net revenue derived from fee-based services decreased 3% to $94.4 million in fiscal 1994. The decrease resulted from a reduction in fuel management programs slightly offset by growth in maintenance management programs in the US and other driver services.

    Vehicle management services operating income increased 9% to $46.2 million in fiscal 1994. The increase primarily was due to increases in net revenue described above slightly offset by an increase in operating expenses. Operating expenses increased primarily due to costs related to information technology.

Real Estate Services

    Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, government agencies and members of affinity group clients. Asset-based services are defined as relocation services involving the purchase and resale of a home. Fee-based services include assistance in selecting homes in destination locations, marketing homes, moving household goods, property disposition services to financial institutions and other consulting services.

                                       1995       1994         1993
Operating Income (in thousands)
Net revenues:
 Asset-based                        $ 109,360   $ 116,190    $ 126,845
 Fee-based                             79,574      68,986       54,006
Total net revenues                    188,934     185,176      180,851
Operating expenses                    153,715     163,676      154,236
Operating income                    $  35,219   $  21,500    $  26,615

Fiscal 1995 Results

    Real estate services net revenues are those earned and billed to clients reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased 2% to $188.9 million. Asset-based net revenues decreased 6% to $109.4 million. The decrease was primarily due to a reduction in margins reflecting a shift in product mix to more diversified, lower-priced products in response to client demand and to meet clients' changing relocation benefits offered to their transferring employees; a reduction in the number of transferee homes sold; and a lower level of funding provided to clients for equity advances. Asset-based net revenues were affected positively by an increase in the average value of transferee homes sold in the US. Fee-based net revenues increased 15% to $79.6 million primarily due to increased levels of residential properties managed for financial institutions, household goods moves and home finding services for relocating employees and affinity group members.

    Real estate services operating income increased 64% to $35.2 million. The increase was due to improvements in net revenues described above and, to a larger extent, a 6% reduction in operating expenses resulting from productivity improvements; a reduction in cost structure corresponding to the changing product mix for relocation services on a global basis; and a decrease in costs associated with the integration of an acquisition in Canada in the prior year.

                              1995          1994          1993
Key Operating Factors
Asset-based services:
   Home purchase
    authorizations          31,000        31,800        31,800
     Percent change            (3%)            -             5%
   Transferee homes sold    25,300        28,900        28,400
     Percent change           (12)%            2%            1%
   Average value of US
    homes sold           $ 171,000     $ 165,000     $ 156,000
     Percent change              4%            6%            -
Fee-based services
 transactions:
   Home finding             24,020        23,180        15,620
   Home marketing           18,330        14,970         8,050
   Household goods
    moves                   14,700        13,720         8,730
   Property dispositions     7,250         4,180         3,610
   Total                    64,300        56,050        36,010
     Percent change             15%           56%           38%
Total homes under
 management:
   Acquisitions             34,710        32,520        32,590
   Dispositions             32,560        33,080        32,020
   Ending                   11,380         9,230         9,790
     Percent change             23%          (6%)            6%

    The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates its clients will continue to reassess their relocation plans as part of cost control measures, authorizing fewer home purchase transactions and utilizing a greater portion of fee-based real estate services. At the same time, operating results should be affected positively as clients increasingly choose to outsource their real estate services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Fiscal 1994 Results

    Real estate services net revenues increased 2% to $185.2 million. Asset-based net revenues decreased 8% to $116.2 million primarily due to a reduction in margins reflecting a shift to more diversified, lower-priced products in response to client demand as well as a lower level of funding provided to clients for equity advances. Asset-based net revenues were affected positively by an increase in the average value of transferee homes sold in the US. Fee-based net revenues increased 28% to $69.0 million primarily due to volume increases in home finding services for relocating employees and affinity groups, increases in home marketing and household goods moves for relocating employees, as well as the positive effect of the Company's acquisition of a relocation services operation in Canada.

    In fiscal 1994, operating income decreased 19% to $21.5 million. The decrease was due to the overall increase in net revenues described above offset by an increase in operating expenses. The increase in operating expenses resulted from the Company's efforts to broaden its worldwide consulting business; enhance its information technology capabilities; consolidate office space in North America; and integrate its North American operations resulting from its acquisition in Canada.

Mortgage Banking Services

    Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, credit unions, real estate brokerage firms and other mortgage banks.

                                   1995         1994        1993
Operating Income (in thousands)
Net revenues:
 Servicing                      $50,296     $ 21,056    $ 11,929
 Production                      (3,136)     101,021      75,134
 Sale of servicing rights        42,090            -           -
Total net revenues               89,250      122,077      87,063
Operating expenses               58,819       80,011      61,712
Operating income $               30,431     $ 42,066    $ 25,351

Fiscal 1995 Results

    Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers on behalf of clients, decreased 27% to $89.3 million in fiscal 1995 primarily due to the decline in production net revenue. The sharp increase in mortgage rates greatly reduced refinance and new purchase loan activity creating intense competition within the industry for remaining market share. Such competition, accompanied by a consumer shift to adjustable rate mortgage products, served to reduce margins. As the margins declined on production volume, the Company responded to the market's increased demand for servicing rights and sold $3.6 billion of its servicing portfolio at a gain of $42.1 million. Servicing fee revenue increased as a result of an increase in the average servicing portfolio as well as the significantly reduced effect of portfolio prepayments and payoffs which, in fiscal 1994, required unscheduled amortization of $11.3 million of excess mortgage servicing fees.

    Mortgage banking services operating income decreased 28% to $30.4 million. The decrease was due to the decline in net revenues as described above significantly offset by a reduction in operating expenses as the Company responded to the change in loan production volume.

                           1995         1994         1993
Key Operating Factors
Mortgage loan closings
 (in millions)         $  3,432     $  8,074     $  5,618
   Percent change          (57%)          44%          48%
Servicing portfolio
 (in millions)
   Closings            $  3,432     $  8,074     $  5,618
   Purchases              1,104        1,453          460
   Payoffs               (1,553)      (3,929)      (2,548)
   Sales                 (3,611)           -            -
Ending balance         $ 16,017     $ 16,645     $ 11,047
   Percent change           (4%)          51%          47%
Delinquency rate            1.3%         1.2%         1.1%

    The Company's profitability from mortgage banking services will be affected by such external factors as the level of interest rates, the strength of the economy, and the related condition of residential real estate markets. The Company's broad-based marketing strategies including further penetration of existing affinity groups and credit unions, signing new clients, and maintaining its system of delivering mortgages in a cost-efficient manner, should positively affect operating results in the future.

Fiscal 1994 Results

    In fiscal 1994, net revenues increased 40% to $122.1 million. The increase was due to increased production net revenue caused by a reduction in mortgage rates and an increase in loan closing volume reflecting the increased demand for mortgage loans, especially to individuals interested in refinancing their existing residential property at lower mortgage rates and the increase in market penetration of new and existing clients. Servicing fee revenue increased as a result of growth in the average servicing portfolio partially offset by the unscheduled amortization of $11.3 million of excess mortgage servicing fees in fiscal 1994 and $11.9 million in fiscal 1993.

    Mortgage banking services operating income increased 66% to $42.1 million in fiscal 1994. The increase in fiscal 1994 reflects increases in net revenues as discussed above partially offset by higher costs incurred to process increased loan closings and to manage the larger servicing portfolio.


NEW ACCOUNTING PRONOUNCEMENTS

    In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." Application of this statement will require, among other provisions, that the Company recognize originated mortgage servicing rights, as well as purchased mortgage servicing rights, as assets. Presently, the cost of originated mortgage servicing rights is included with the cost of the related loans and expensed when the loan is sold, but the cost of purchased mortgage servicing rights is recorded as an asset. The Company intends to adopt SFAS No. 122 in the first quarter of fiscal 1996. The effect of this statement has been initially estimated to increase fiscal 1996 net income by approximately $20 million.

    In March 1995, the FASB issued SFAS No. 121, effective in 1997, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Application of this statement will require the Company to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is not expected to significantly affect the consolidated financial statements of the Company.


LIQUIDITY AND CAPITAL RESOURCES

    The Company manages its funding sources to ensure adequate liquidity.

    The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. (See Operating Activities and Investing Activities in the Company's Consolidated Statements of Cash Flows.)

    Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of a client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. (See Note to Liabilities Under Management Programs in Notes to Consolidated Financial Statements.) Within mortgage banking services, the Company funds the mortgage loans on a short-term basis until sale to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options.

    The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro, Canadian and Sterling commercial paper markets, as well as other cost-effective, short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.3 and $2.1 billion at April 30, 1995, and April 30, 1994, respectively. At April 30, 1995, $1.4 billion in medium-term notes and $153 million in other debt securities were outstanding compared to $1.2 billion and $185 million, respectively, in fiscal 1994. (See Financing Activities in the Company's Consolidated Statements of Cash Flows.) From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts. The Company has maintained a leverage ratio between 7 to 1 and 8 to 1 over each of the last three years.

    To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. Committed revolving credit agreements totaling $2.1 billion and uncommitted lines of credit aggregating $346 million are currently in place with 31 domestic and international banks. Management closely evaluates not only the credit quality of the banks but the maturity of the various agreements to ensure ongoing availability. Of the Company's $2.1 billion in committed facilities at April 30, 1995, the full amount was undrawn and available. Management believes that its current policy provides adequate protection should financial stress occur in the commercial paper or medium-term note markets.

    These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities enable the Company to service its debt and offer a broad spectrum of service products to its clients.
                                      11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   REPORT AND CONSENT OF INDEPENDENT AUDITORS
The Stockholders and Board of Directors
PHH Corporation:
     We have audited the consolidated financial statements of PHH Corporation and subsidiaries as listed in the accompanying index on page 28. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                      KPMG Peat Marwick LLP
Baltimore, Maryland
May 22, 1995
To the Stockholders and Board of Directors
PHH Corporation:
     We consent to incorporation by reference in the Registration Statements on Form S-3 (No. 2-90026, No. 33-48125, No. 33-52669 and No. 33-59376) and Form
S-8 (No. 33-38309 and No. 33-53282) of PHH Corporation of our report dated May 22, 1995, relating to the consolidated balance sheets of PHH Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1995, and all related schedules, which report appears in the April 30, 1995 annual report on Form 10-K of PHH Corporation.
                                                       KPMG Peat Marwick LLP
Baltimore, Maryland
July 25, 1995
                                       12

Consolidated Statements of Income

(In thousands except per share data)
Years ended April 30,                                        1995               1994          1993
Revenues:
    Vehicle management services                              $ 1,257,696     $1,162,483     $1,069,484
    Real estate services                                         686,836        816,261        829,336
    Mortgage banking services                                    126,094        155,935        122,111
                                                               2,070,626      2,134,679      2,020,931
Expenses:
    Depreciation on vehicles under operating leases              872,495        808,894        707,542
    Costs, including interest, of carrying and
      reselling homes                                            576,385        717,793        734,640
    Direct costs of mortgage banking services                     40,924         57,091         47,288
    Interest                                                     173,094        138,617        150,894
    Selling, general and administrative                          286,410        302,488        286,329
                                                               1,949,308      2,024,883      1,926,693
Income before income taxes                                       121,318        109,796         94,238
Income taxes                                                      49,656         45,238         37,821
Net income                                                   $    71,662        $64,558        $56,417
Net income per share                                         $      4.15          $3.64          $3.25

                  See Notes to Consolidated Financial Statements.

 Consolidated Balance Sheets

(In thousands)
As of April 30,                                        1995           1994
Assets
Cash                                               $     3,412     $        25
Accounts receivable, less allowance for doubtful
  accounts of $6,689 in 1995 and $6,525 in 1994        484,230         470,756
Carrying costs on homes under management                45,260          36,085
Mortgage loans held for sale                           712,247         705,888
Property and equipment, net                            102,399         108,158
Unamortized goodwill                                    51,164          54,797
Other assets                                           175,932         149,566
                                                     1,574,644       1,525,275
Assets Under Management Programs
Net investment in leases and leased vehicles         3,017,231       2,766,983
Equity advances on homes                               447,658         474,525
                                                     3,464,889       3,241,508
                                                   $ 5,039,533     $ 4,766,783
Liabilities
Accounts payable and accrued expenses              $   458,438     $   511,286
Advances from clients and deferred revenue             101,229          79,200
Other debt                                             735,886         719,822
Deferred income taxes                                  124,400         116,257
                                                     1,419,953       1,426,565
Liabilities Under Management Programs                3,079,629       2,841,905
Stockholders' Equity
Preferred stock, authorized 3,000,000 shares                 -               -
Common stock, no par value, authorized
  50,000,000 shares; issued and outstanding
  16,890,212 shares in 1995 and 17,245,673
  shares in 1994                                        79,210          92,139
Cumulative foreign currency translation adjustment     (16,913)        (21,627)
Retained earnings                                      477,654         427,801
                                                       539,951         498,313
                                                   $ 5,039,533     $ 4,766,783



                                 See Notes to Consolidated Financial Statements.

 Consolidated Statements of Cash Flows

(In thousands)
Years ended April 30,                                            1995           1994            1993
Operating Activities:
    Net income                                               $    71,662     $    64,558     $    56,417
    Adjustments to reconcile income to cash
      provided by operating activities:
      Depreciation on vehicles under operating
        leases                                                   872,495         808,894         707,542
      Other depreciation and amortization                         32,095          29,000          28,753
      Amortization and write-down of capitalized
        servicing rights                                          20,089          29,132          25,237
      Additions to deferred mortgage servicing fees              (27,869)        (39,042)        (30,821)
      Deferred income taxes                                        7,530          25,694         (14,075)
      Changes in:
        Accounts receivable                                       (5,913)        (72,536)         29,452
        Carrying costs on homes under management                  (9,011)         15,544          10,510
        Mortgage loans held for sale                              (6,359)       (227,230)        (28,505)
        Accounts payable and accrued expenses                    (59,033)        (28,835)         12,387
        Advances from clients and deferred revenue                21,790         (27,146)         (5,737)
        All other operating activity                              (6,551)         (4,622)         (8,531)
        Cash provided by operating activities                    910,925         573,411         782,629
Investing Activities:
    Investment in leases and leased vehicles                  (1,785,923)     (1,578,721)     (1,699,971)
    Repayment of investment in leases and leased
      vehicles                                                   579,835         549,262         553,822
    Proceeds from sales and transfers of leases and
      leased vehicles to third parties                           109,859         105,087          90,697
    Value of homes acquired                                   (6,603,355)     (4,101,894)     (4,062,695)
    Value of homes sold                                        6,631,414       4,301,529       4,068,422
    Purchases of mortgage servicing rights                       (13,826)        (14,223)         (6,087)
    Additions to property and equipment, net of
      dispositions                                               (16,429)        (32,719)        (20,825)
    Acquisitions accounted for as a purchase                           -          (2,594)              -
    All other investing activities                                (1,580)            602           3,006
        Cash used in investing activities                     (1,100,005)       (773,671)     (1,073,631)
Financing Activities:
    Net change in borrowings with terms of less than
      90 days                                                    114,462         172,255          81,453
    Proceeds from issuance of other borrowings                 1,195,147       1,040,092       1,123,795
    Principal payment on other borrowings                     (1,074,230)     (1,011,673)       (947,905)
    Stock option plan transactions                                 4,090           9,554          11,711
    Repurchases of common shares                                 (17,019)         (8,721)         (1,878)
    Payment of dividends                                         (21,809)        (20,850)        (20,436)
        Cash provided by financing activities                    200,641         180,657         246,740
Effect of exchange rate changes on cash                           (8,174)         19,106          43,601
Increase (decrease) in cash                                        3,387            (497)           (661)
Cash at beginning of period                                           25             522           1,183
Cash at end of period                                        $     3,412     $        25     $       522

                                 See Notes to Consolidated Financial Statements.

 Consolidated Statements of Stockholders' Equity


                                                                          Cumulative
                                                                           Foreign
                                                                           Currency
(Dollars in thousands except per share data)       Common Stock           Translation    Retained
Years Ended April 30, 1995, 1994 and 1993      Shares         Amount       Adjustment    Earnings
Balance April 30, 1992                        16,881,057     $ 81,473     $   (6,298)    $ 348,112
    Net income                                                                              56,417
    Cash dividends declared ($1.20 per share)                                              (20,436)
    Foreign currency translation adjustment                                  (11,618)
    Stock option plan transactions,
      net of related income tax benefits         372,203       11,711
    Repurchases of common shares                 (55,475)      (1,878)
Balance April 30, 1993                        17,197,785       91,306        (17,916)      384,093
    Net income                                                                              64,558
    Cash dividends declared ($1.20 per share)                                              (20,850)
    Foreign currency translation adjustment                                   (3,711)
    Stock option plan transactions,
      net of related income tax benefits         305,062        9,554
    Repurchases of common shares                (257,174)      (8,721)
Balance April 30, 1994                        17,245,673       92,139        (21,627)      427,801
    Net income                                                                              71,662
    Cash dividends declared ($1.28 per share)                                              (21,809)
    Foreign currency translation adjustment                                    4,714
    Stock option plan transactions,
      net of related income tax benefits         129,660        4,090
    Repurchases of common shares                (485,121)     (17,019)
Balance April 30, 1995                        16,890,212     $ 79,210     $  (16,913)    $ 477,654

                                 See Notes to Consolidated Financial Statements.

  Notes to Consolidated Financial Statements
(In thousands except per share data)


ACCOUNTING POLICIES

    The accounting policies of PHH Corporation conform to generally accepted accounting principles. The consolidated financial statements include the accounts of PHH Corporation and its wholly owned domestic and foreign subsidiaries (the Company). Policies outlined below include all policies considered significant. All significant intercompany balances and transactions have been eliminated.

Vehicle Management Services

    Vehicle management services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and government agencies, including fuel, maintenance, accident and safety management programs and other fee-based services for clients' vehicle fleets. Revenues from these services other than leasing are taken into income over the periods in which the services are provided and the related expenses are incurred.

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

Real Estate Services

    Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporations and government agencies. The Company pays transferring employees their equity based on an appraised value of their homes, determined by independent appraisers, after deducting any outstanding mortgages. In certain circumstances the mortgages may be retired concurrently with the purchase of the equity; otherwise, the Company normally accepts administrative responsibility for making payments on any mortgages. These mortgages are either retired at settlement or assumed by the purchaser when the homes are resold, which generally is within six months.

    The client normally pays an advance billing for a portion of the costs to be incurred during the period the home is held for resale. These advances are included in "advances from clients." These costs are paid by the Company and are identified as "carrying costs on homes under management" until resale. After resale, a settlement of actual costs and the advance billing is made with the client.

    Revenues and the related "costs, including interest, of carrying and reselling homes" are recognized at closing for the resale of the home. Under the terms of contracts with clients, the Company is generally protected against losses from changes in market conditions.

    The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, property dispositions for financial institutions and government agencies and strategic management consulting. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

Mortgage Banking Services

    Mortgage banking services primarily include the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, credit unions, real estate brokerage firms and other mortgage banks. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans held for resale, are deferred until the loan is sold. Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stipulated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

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

    Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

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

Translation of Foreign Currencies

    Assets and liabilities of the foreign subsidiaries are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates. Revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included in stockholders' equity including, for years prior to 1991, transaction gains and losses resulting from forward exchange contracts on foreign equity amounts net of income tax effects. Gains and losses resulting from the change in exchange rates realized upon settlement of foreign currency transactions are substantially offset by gains and losses realized upon settlement of forward exchange contracts. Therefore, the resulting net income effect of transaction gains and losses in fiscal years 1993 through 1995 was not significant.

Interest

    Interest expense consists of interest on debt incurred to fund working capital requirements and to finance vehicle leasing activities, real estate services and mortgage banking operations. Interest used to finance equity advances on homes is included in "costs, including interest, of carrying and reselling homes" and was $21,102 in 1995, $23,491 in 1994, and $43,041 in 1993.
Total interest paid, including amounts within "costs, including interest, of carrying and reselling homes," was $211,206 in 1995, $165,406 in 1994, and $170,628 in 1993.

Income Taxes

    The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. The Company computes deferred income taxes using the liability method. No provision has been made for US income taxes on cumulative undistributed earnings of foreign subsidiaries since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Undistributed earnings of the foreign subsidiaries at April 30, 1995, were $93,567. The determination of unrecognized deferred US tax liability for unremitted earnings is not practicable. However, it is estimated that foreign withholding taxes of $5,882 may be payable if such earnings were remitted.

Net Income Per Share

    Net income per share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. The number of shares used in the calculations were 17,252,843 for 1995, 17,741,034 for 1994, and 17,356,824 for 1993.

Derivative Financial Instruments

    As a matter of policy, the Company does not engage in derivatives trading or market-making activities. Rather, derivative financial instruments such as interest rate swaps are used by the Company principally in the management of its interest rate exposures and foreign currency exposures on intercompany borrowings. Additionally, the Company enters into forward delivery contracts, financial futures programs and options to reduce the risks of adverse price fluctuation with respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued.

    Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges. Market value gains and losses on the Company's foreign currency transaction hedges are recognized in income and substantially offset the foreign exchange gains and losses on the underlying transactions. Market value gains and losses on positions used as hedges in the mortgage banking services operation are deferred and considered in the valuation of lower of cost or market value of mortgage loans held for sale.

Reclassifications

    Certain reclassifications have been made to the prior years' financial statements for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

    In May 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", effective for fiscal years beginning after December 15, 1995. Application of this statement will require that the Company recognize originated mortgage servicing rights, as well as purchased mortgage servicing rights, as assets. Presently, the cost of originated mortgage servicing rights is included with the cost of the related loans and recognized when the loan is sold, but the cost of purchased mortgage servicing rights is recorded as an asset. SFAS No. 122 also requires capitalized mortgage servicing rights, stratified based on the risk characteristics of the underlying loans, to be assessed for impairment based on the fair value of those rights. Impairment is to be recognized through a valuation allowance for each impaired stratum. The Company intends to adopt this statement in the first quarter of 1996. The effect of this statement has been initially estimated to increase net income in 1996 by approximately $20 million.

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective in 1997. Application of this statement will require the Company to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is not expected to significantly affect the consolidated financial statements of the Company.


MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

    The Company issues mortgage-backed certificates insured or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration. The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $1,699,233 and $1,139,199 at April 30, 1995 and 1994, respectively. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of April 30, 1995, mortgage loans sold with recourse amounted to $43,383. The Company believes adequate reserves are maintained to cover all potential losses.


PROPERTY AND EQUIPMENT

    Property and equipment at April 30 consisted of the following:

                                          1995          1994
Land                                 $   9,584     $  10,748
Buildings and leasehold improvements    58,305        55,421
Equipment                              111,909       108,848
Accumulated depreciation
 and amortization                      (87,342)      (78,371)
                                        92,456        96,646
Capitalized software costs, net          9,943        11,512
                                     $ 102,399     $ 108,158

OTHER ASSETS
Other assets at April 30 consisted of the following:

                                          1995        1994
Unamortized mortgage servicing fees    $  98,003    $  88,337
Mortgage-related notes receivable         27,659        6,545
Residential properties held for resale    14,596       13,488
Other                                     35,674       41,196
                                       $ 175,932    $ 149,566

    The unamortized mortgage servicing fees represent the value of purchased servicing rights and excess servicing fees which are deferred. Such servicing rights and fees are charged to income over the estimated effective life of the related mortgages, estimated to average seven years. Mortgage loans serviced were $16,017,416 and $16,644,730 at April 30, 1995 and 1994, respectively.
Mortgage-related notes receivable are loans secured by real estate. Residential properties held for resale are located primarily in the US and are carried at the lower of cost or net realizable value.


ASSETS UNDER MANAGEMENT PROGRAMS

Net Investment in Leases and Leased Vehicles

    The net investment in leases and leased vehicles at April 30 consisted of the following:

                               1995          1994
Vehicles under open-end
 operating leases          $ 2,357,425    $ 2,156,768
Vehicles under closed-end
 operating leases              288,582        254,614
Direct financing leases        370,234        354,485
Accrued interest on leases         990          1,116
                           $ 3,017,231    $ 2,766,983

    The Company leases vehicles for initial periods of twelve months or more under either operating or direct financing lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles for 1995 and 1994 were $1,452,330 and $1,358,156, respectively; and the ratio of such repayments to the average net investment in leases and leased vehicles was 50% in 1995 and 49% in 1994.

    The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost of vehicles under this type of operating lease at April 30, 1995 and 1994, was $3,898,000 and $3,538,000, respectively.

    Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost of vehicles under these agreements at April 30, 1995 and 1994, was $391,000 and $367,000, respectively. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

    Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

    Leasing revenues are included in revenues from vehicle management services. Following is a summary of leasing revenues for years ended April 30:

                            1995           1994           1993
Operating leases         $ 1,017,521    $ 939,297    $ 855,510
Direct financing leases,
 primarily interest           40,937       28,852       39,066
                         $ 1,058,458    $ 968,149    $ 894,576

    The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $8,389 and $12,836 at April 30, 1995 and 1994, respectively; or guarantees to a maximum extent of $907 and $2,749 at April 30, 1995 and 1994, respectively. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $166,379 and $189,480 at April 30, 1995 and 1994, respectively.

    Other managed vehicles with balances aggregating $175,111 and $206,740 at April 30, 1995 and 1994, respectively, are included in special purpose entities whose ownership is deemed unrelated to the Company and whose credit and residual value risk characteristics are ultimately not the Company's responsibility.

Equity Advances on Homes

    Equity advances on homes represent advances paid to transferring employees of clients for their equity based on appraised values of their homes.


OTHER DEBT

Other debt at April 30 consisted of the following:

                   1995         1994
Commercial paper $ 635,886    $ 619,822
Medium-term note   100,000      100,000
                 $ 735,886    $ 719,822

    Commercial paper programs are more fully described in the Note for Liabilities Under Management Programs. The medium-term note represents an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of seven years payable in full in fiscal 2000.


INCOME TAXES

    Provisions (credits) for income taxes for the years ended April 30, were comprised as follows:

                         1995           1994           1993
Current income taxes:
   Federal             $ 25,983     $  7,550     $ 34,300
   State and local        8,910        9,938        9,643
   Foreign                6,620        2,739        9,612
                         41,513       20,227       53,555

Deferred income taxes:
   Federal               10,663       24,452       (8,000)
   State and local         (950)      (1,033)      (2,873)
   Foreign               (1,570)       1,592       (4,861)
                          8,143       25,011      (15,734)
                       $ 49,656     $ 45,238     $ 37,821

    Deferred income taxes are recorded based upon differences between the financial statements and the tax bases of assets and liabilities and available tax credit carryforwards. There was no valuation allowance relating to deferred tax assets. Deferred tax assets (liabilities) as of April 30 were comprised as follows:

                                            1995          1994
Depreciation                            $ (162,500)    $ (167,472)
Accrued liabilities and deferred income     40,700         38,798
Unamortized mortgage servicing fees         (2,600)        (3,073)
Alternative minimum tax credit
 carryforwards                                   -         15,490
                                        $ (124,400)    $ (116,257)

    The portions of the 1995 income tax liability and provision classified as current and deferred are subject to final determination based on the actual 1995 income tax returns. The liability and provision amounts for 1994 have been reclassified to reflect the final determination made in filing the 1994 income tax returns.

    The Company paid income taxes of $26,049 in 1995, $35,739 in 1994, and $50,092 in 1993.

    A summary of the reasons for differences between the statutory federal income tax rate and the Company's effective income tax rate follows:

                                1995      1994      1993
Federal income tax
 statutory rate                 35.0%     35.0%     34.0%
   State income taxes,
    net of federal benefit       4.5       5.3       4.7
   Amortization of goodwill      1.0       0.7       0.8
   Rate increase
    on deferred taxes              -       3.0         -
   Adjustments of tax
    accruals                       -      (3.0)        -
   Foreign tax in excess of
    (less than) domestic rate   (0.1)        -       0.4
   Other                         0.5       0.2       0.2
Effective tax rate              40.9%     41.2%     40.1%

    The Company's US federal income tax returns have been examined by the Internal Revenue Service through April 30, 1991.


LIABILITIES UNDER MANAGEMENT PROGRAMS

    Borrowings to fund assets under management programs are classified as "liabilities under management programs" and, at April 30, consisted of the following:

                              1995          1994
Commercial paper         $ 1,665,193    $ 1,513,897
Medium-term notes          1,261,000      1,143,235
Limited recourse debt          8,357          9,819
Secured notes payable on
 vehicles under lease         39,446         34,621
Other unsecured debt         105,633        140,333
                         $ 3,079,629    $ 2,841,905

    Commercial paper, all of which matures within ninety days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.3% and 4.0% at April 30, 1995 and 1994, respectively.

    Medium-term notes represent unsecured loans which mature as follows:
$1,161,000 in 1996, and $100,000 in 1997. The weighted average interest rates on medium-term notes were 5.7% and 4.1% at April 30, 1995 and 1994, respectively.

    Limited recourse debt and secured notes payable on vehicles under lease primarily consist of secured loans arranged for certain clients for their convenience. The lenders hold a security interest in the lease payments and the clients' leased vehicles. The debt and notes payable mature concurrently with the related lease payments. The aggregate lease payments due from the lessees exceed the loan repayment requirements. The weighted average interest rates on secured debt were 6.4% and 4.2% at April 30, 1995 and 1994, respectively.

    The Company has unsecured committed credit agreements with various banks totaling $2,111,000. These agreements have both fixed and evergreen maturities ranging from May 1, 1995, to April 30, 1998. The evergreen revolving credit agreements require a notice of termination of one to three years. Interest rates under all revolvers are either at fixed rates or vary with the prime rate or the London Interbank Offered Rate. Under these agreements, the Company is obligated to pay annual commitment fees which were $2,904 and $3,975 in 1995 and 1994, respectively. The Company has other unused lines of credit of $262,000 and $223,000 at April 30, 1995 and 1994, respectively, with various banks.

    Other unsecured debt, all of which matures in 1996, includes other borrowings under short-term lines of credit and other bank facilities. The weighted average interest rates on unsecured debt were 6.2% and 5.2% at April 30, 1995 and 1994, respectively.

    Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. These projections of estimated liquidations of assets under management programs and the related estimated repayment of liabilities under management programs as of April 30, 1995, as set forth in the table below, indicate that the actual repayments of liabilities under management programs will be different than required by contractual maturities.

                Assets Under              Liabilities Under
             Management Programs          Management Programs
     1996      $ 1,792,933                       $ 1,634,675
     1997          995,228                           843,587
     1998          451,360                           393,443
     1999          144,826                           133,202
     2000           48,224                            47,637
2000-2004           32,318                            27,085
               $ 3,464,889                       $ 3,079,629

    DERIVATIVE FINANCIAL INSTRUMENTS
    The Company employs interest rate swap agreements to match effectively the fixed or floating rate nature of liabilities to the assets funded. A key assumption in the following information is that rates remain constant at April 30, 1995 levels. To the extent that rates change, both the maturity and variable interest rate information will change. However, the net rate the Company pays remains matched with the assets funded.

    The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps employed at April 30, 1995. These characteristics are effectively offset within the portfolio of assets funded by the Company.

                                               Maturities
                                 Total           1996          1997      1998     1999       2000       2001
United States
Commercial paper:
  Pay fixed/receive floating:
  Notional value                $ 436,650   $   173,492   $ 137,895   $  75,384   $ 31,334   $ 13,945   $ 4,600
  Weighted average receive rate                   6.09%       6.09%       6.09%      6.09%      6.09%     6.09%
  Weighted average pay rate                       6.35%       6.71%       6.96%      7.36%      7.70%     7.55%

Medium-term notes:
  Pay floating/receive fixed:
  Notional value                  250,000       150,000     100,000
  Weighted average receive rate                   6.66%       8.00%
  Weighted average pay rate                       6.04%       6.05%

Medium-term notes:
  Pay floating/receive floating:
  Notional value                  646,000       646,000
  Weighted average receive rate                   6.12%
  Weighted average pay rate                       6.05%

Canada
Commercial paper:
  Pay fixed/receive floating:
  Notional value                  81,567         44,914      24,485      10,251    1,917
  Weighted average receive rate                   8.03%       8.03%       8.03%    8.03%
  Weighted average pay rate                       7.10%       7.45%       7.86%    7.95%

  Pay floating/receive floating:
  Notional value                  65,925         38,183      18,711       8,682      349
  Weighted average receive rate                   6.58%       6.58%       6.58%    6.58%
  Weighted average pay rate                       8.00%       8.00%       8.00%    8.00%

United Kingdom
Commercial paper:
  Pay fixed/receive floating:
  Notional value                 260,822         82,051      83,985      62,546    29,016      3,224
  Weighted average receive rate                   7.00%       7.00%       7.00%     7.00%      7.00%
  Weighted average pay rate                       7.57%       7.85%       7.93%     8.56%      8.70%
Total                         $1,740,964     $ 1,134,640   $ 365,076   $ 156,863  $ 62,616   $ 17,169   $ 4,600

    For the year ended April 30, 1995, the Company's hedging activities increased interest expense $1,496 and had no effect on its weighted average borrowing rate. For the same periods in 1994 and 1993, hedging activities increased interest expense by $12,632 and $16,382, and increased the weighted average borrowing rate 0.3% and 0.5%, respectively.

    The Company enters into foreign exchange contracts as hedges against currency fluctuation on certain intercompany loans. Such contracts effectively offset the currency risk applicable to approximately $80,600 and $85,852 of obligations at April 30, 1995 and 1994, respectively.

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial condition of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

   (bullet)Cash, accounts receivable, certain other assets and commercial paper borrowings. Due to the short-term nature of these financial instruments, the carrying value equals or approximates fair value.

   (bullet)Mortgage loans held for sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions, used to reduce the risks of adverse price fluctuations, for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, are included in the carrying amount of mortgage loans held for sale.

   (bullet)Deferred mortgage servicing fees. Fair value is estimated by discounting future excess cash flows of fees associated with the underlying securities backing this asset using discount rates that approximate market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

   (bullet)Borrowings. Fair value of borrowings, other than commercial paper, is estimated based on quoted market prices or market comparables.

   (bullet)Interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options. The fair value of interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

    The following table sets forth information about financial instruments, except for those noted above for which the carrying value approximates fair value, at April 30, 1995 and 1994:

                                                      1995                               1994
                                                             Estimated                              Estimated
                                      Notional   Carrying      Fair        Notional       Carrying     Fair
                                       Amount     Amount      Value         Amount         Amount     Value
Assets:
  Mortgage loans held for sale*    $       -    $ 712,247    $ 712,247     $       -    $ 705,888     $ 705,888
  Deferred mortgage servicing fees         -       78,848       86,982             -       74,200        74,200

Liabilities
  Borrowings Medium-term notes             -    1,361,000    1,361,198             -    1,243,235     1,241,730

Off balance sheet:
  Interest rate swaps              1,740,964                               1,912,499
    In a gain position                                  -        8,350                          -         5,929
    In a loss position                                  -       (4,693)                         -        (6,064)

Foreign exchange forwards             80,600            -          (54)       85,852            -          (260)
Mortgage related positions:*
  Forward delivery commitments       877,000       12,448      (14,958)      997,000      (15,768)       33,258
  Futures contracts                  212,500          503       (1,434)      190,000       (1,777)        2,175
  Option contracts to sell           143,500          729         (411)      141,000       (2,129)        2,977
  Option contracts to buy            110,000          483            5        65,000          847           (40)

    * Gains (losses) on mortgage-related positions are already included in the determination of market value of mortgage loans held for sale.

STOCK OPTION, INVESTMENT AND INCENTIVE PLANS

    The Company's employee stock option plans allow for options to be granted to key employees for the purchase of common stock at prices not less than fair market value on the date of grant. Either incentive stock options or non-statutory stock options may be granted under the plans. The Company's Directors' stock option plan allows for options to be granted to outside Directors of the Company for the purchase of common stock at prices not less than fair market value on the date of grant. Options become exercisable after one year from date of grant on a vesting schedule provided by the plans, and expire ten years after the date of the grant. Option transactions during 1995, 1994, and 1993 were as follows:

                            Number of         Option Price
                              Shares           per Share
Outstanding April 30, 1992    1,952,838     $18.13  to  $37.75
   Granted                      440,500     $33.63  to  $39.63
   Exercised                   (372,203)    $19.88  to  $37.75
   Canceled                     (49,565)    $23.38  to  $37.75
Outstanding April 30, 1993    1,971,570     $18.13  to  $39.63
   Granted                      199,450     $39.00  to  $42.00
   Exercised                   (305,062)    $18.13  to  $37.75
   Canceled                     (97,785)    $27.00  to  $39.63
Outstanding April 30, 1994    1,768,173     $19.88  to  $42.00
   Granted                      234,700     $35.50  to  $37.00
   Exercised                   (129,660)    $19.88  to  $37.75
   Canceled                    (200,245)    $24.50  to  $41.13
Outstanding April 30, 1995    1,672,968     $19.88  to  $42.00
Exercisable April 30, 1995    1,454,468     $19.88  to  $42.00

    In addition to outstanding options, at April 30, 1995, there were 1,036,196 shares of common stock reserved, including 856,872 shares for issuance under future employee stock option plan awards, 118,324 shares for future issuance under the employee investment plan and 61,000 shares for future issuance under the Director's stock option plan.

    Under provisions of the Company's employee investment plan, a qualified retirement plan, eligible employees may generally have up to 10% of their base salaries withheld and placed with an independent custodian and elect to invest in common stock of the Company, an index equity fund, a growth equity fund, an international equity fund, a fixed income fund, an asset allocation fund and/or a money market fund. The Company's contributions vest proportionately in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. The Company matches, in common stock of the Company, employee contributions to 3% of their base salaries, with an additional 3% match available at the end of the year based on the Company's operating results. In the three years presented the Company made additional matches of 50% of employee contributions greater than 3% up to 6%. The additional match, initially invested in a money market fund, can be redirected by the employee into any of the investment elections noted above. The Company's expenses for contributions were $4,483, $4,020, and $3,662 for the years ended April 30, 1995 and the two preceding years, respectively.

    The Company has incentive compensation plans for certain key employees. The plans provide for the payment of cash bonuses or, in some instances, stock incentives, based upon the achievement of predetermined performance objectives. The related expense included in selling, general and administrative expenses for 1995, 1994 and 1993 was $5,581, $6,086 and $5,659, respectively.

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

Pension and Supplemental Retirement Plans

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

    Net costs included the following components for the years ended April 30:

                             1995       1994        1993
Service cost-benefits
 earned                    $ 4,597     $ 4,604     $ 3,804
Interest cost on projected
 benefit obligation          6,742       6,181       5,383
Actual return on assets     (3,144)     (2,049)     (3,959)
Net amortization and
 deferral                   (1,698)     (2,050)         68
Net cost                   $ 6,497     $ 6,686     $ 5,296

    A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheets at April 30 follows:

                                            Funded Plans
                                         1995          1994
Accumulated benefit obligation:
   Vested                               $ 49,799     $ 40,681
   Unvested                                6,428        7,072
                                        $ 56,227     $ 47,753

Projected benefit obligation            $ 75,537     $ 71,571
Funded assets, at fair value             (60,558)     (53,177)
Unrecognized net loss from past
 experience different from that assumed
 and effects of changes in assumptions    (8,906)     (11,528)
Unrecognized prior service cost              (94)         129
Unrecognized net (obligation) asset          (93)         (29)
Recorded liability                      $  5,886     $  6,966
                                            Unfunded Plans
                                         1995          1994
Accumulated benefit obligation:
   Vested                               $  8,591     $  8,202
   Unvested                                  965        1,445
                                        $  9,556     $  9,647

Projected benefit obligation            $ 13,433     $ 13,466
Unrecognized net loss from past
 experience different from that assumed
 and effects of changes in assumptions      (849)      (1,584)
Unrecognized prior service cost           (2,598)      (2,941)
Unrecognized net (obligation) asset       (1,624)      (1,856)
Minimum liability adjustment               1,194        2,562
Recorded liability                      $  9,556     $  9,647

Assumptions

    Certain assumptions were used in determining the cost and related obligations under the US pension and unfunded supplemental retirement plans as follows:

                       1995     1994    1993
PERCENT
Pension cost:
   Discount rate       8.25     8.25     8.75
   Rate of increase in
    compensation       5.00     5.00     5.00
   Long-term rate of
    return on assets   9.50    10.00    10.00
Pension obligation:
   Discount rate       8.50     8.25     8.25
   Rate of increase in
    compensation       5.00     5.00     5.00

Postretirement Benefits Other Than Pensions

    The Company provides healthcare and life insurance benefits for certain retired employees up to the age of 65. Such postretirement benefits costs, determined in accordance with SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for 1995 and 1994, were $1,474 and $1,551, respectively. Prior to adoption of SFAS No. 106, the Company recognized the costs of these benefits by expensing the benefits as paid. The aggregate costs of such benefits did not exceed $500 in 1993.

                                     1995        1994
Status at April 30
Accumulated postretirement
 benefit obligation:
   Active employees fully eligible
    for benefits                   $ 5,574     $ 5,361
   Current retirees                  1,785       1,599
                                     7,359       6,960
Unrecognized transition obligation  (5,289)     (5,583)
Unrecognized net gain                  248           -
Recorded liability                 $ 2,318     $ 1,377

LEASE COMMITMENTS

    Total rental expenses relating to office facilities and equipment were $24,195, $27,264, and $25,368 for 1995, 1994 and 1993, respectively. Minimum rental commitments under non-cancelable leases with remaining terms in excess of one year are as follows:

1996      $ 14,695    2000                   $  7,004
1997      $ 13,436    2000-2005              $ 17,127
1998      $ 11,621    2006 and thereafter    $  2,170
1999      $ 9,105

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

    The Company is contingently liable under the terms of an agreement involving its discontinued aviation services segment for payment of Industrial Revenue Bonds issued by local governmental authorities operating at three airports. The Company believes its allowance for disposition loss is sufficient to cover all potential liability.

BUSINESS SEGMENTS

    The Company operations are classified into three business segments: vehicle management services, real estate services and mortgage banking services. Vehicle management services and real estate services are provided in North America and Europe. Mortgage banking services are provided in the US. Selected information by business segment and geographic area follows:

Business Segments

(In thousands)
Years Ended April 30,               1995          1994          1993
Revenues:
 Vehicle management services   $ 1,257,696    $ 1,162,483    $ 1,069,484
 Real estate services              686,836        816,261        829,336
 Mortgage banking services         126,094        155,935        122,111
 Consolidated                  $ 2,070,626    $ 2,134,679    $ 2,020,931
Income before income taxes:
 Vehicle management services   $    55,668    $    46,230    $    42,272
 Real estate services               35,219         21,500         26,615
 Mortgage banking services          30,431         42,066         25,351
 Consolidated                  $   121,318    $   109,796    $    94,238
Identifiable assets:
 Vehicle management services   $ 3,413,080    $ 3,120,154    $ 3,053,652
 Real estate services              723,698        807,119        970,810
 Mortgage banking services         902,755        839,510        588,566
 Consolidated                  $ 5,039,533    $ 4,766,783    $ 4,613,028
Capital expenditures:
 Vehicle management services   $     8,536    $    10,250    $    11,205
 Real estate services                9,103          8,839          4,343
 Mortgage banking services           1,668         17,023          8,085
 Consolidated                  $    19,307    $    36,112    $    23,633
Depreciation and amortization:
 Vehicle management services   $   891,361    $   825,609    $   722,913
 Real estate services               10,054          8,921          8,349
 Mortgage banking services          23,264         32,496         30,270
 Consolidated                  $   924,679    $   867,026    $   761,532

Geographic Areas

(In thousands)
Years Ended April 30,            1995          1994           1993
North America               $ 1,894,050    $ 1,954,106    $ 1,802,201
 Europe                         176,576        180,573        218,730
 Consolidated               $ 2,070,626    $ 2,134,679    $ 2,020,931
Income before income taxes:
 North America              $   113,942    $   106,895    $    89,664
 Europe                           7,376          2,901          4,574
 Consolidated               $   121,318    $   109,796    $    94,238
Identifiable assets:
 North America              $ 4,492,213    $ 4,211,169    $ 4,042,912
 Europe                         547,320        555,614        570,116
 Consolidated               $ 5,039,533    $ 4,766,783    $ 4,613,028

 Quarterly Financial Data (Unaudited)

(In thousands except per share data)           Year ended April 30, 1995
Quarter                      First        Second       Third        Fourth         Year
Revenues                   $ 520,308    $ 510,137    $ 494,141    $ 546,040    $ 2,070,626
Income before income taxes $  28,035    $  29,874    $  28,254    $  35,155    $   121,318
Net income                 $  16,515    $  17,612    $  16,762    $  20,773    $    71,662
Net income per share       $     .95    $    1.01    $     .98    $    1.21    $      4.15
Cash dividends per share   $     .32    $     .32    $     .32    $     .32    $      1.28
Price range of stock:
   High                    $  38 3/4    $  38        $  38 1/8    $  40 1/2    $    40 1/2
   Low                     $  35        $  34 7/8    $  33 5/8    $  35 1/4    $    33 5/8


                                      Year ended April 30, 1994
Quarter                      First        Second       Third        Fourth         Year
Revenues                   $ 538,570    $ 545,374    $ 516,809    $ 533,926    $ 2,134,679
Income before income taxes $  24,944    $  27,929    $  26,328    $  30,595    $   109,796
Net income                 $  14,789    $  16,203    $  15,411    $  18,155    $    64,558
Net income per share       $     .84    $     .90    $     .87    $    1.03    $      3.64
Cash dividends per share   $     .30    $     .30    $     .30    $     .30    $      1.20
Price range of stock:
   High                    $  42 1/2    $  46 3/4    $  46 3/4    $  43 1/4    $    46 3/4
   Low                     $  39 1/2    $  41 3/8    $  40 5/8    $  33 1/4    $    33 1/4

                            26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information with respect to the Directors is contained on pages 2 through 6 of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         An Executive Officer
Office Held                             Name -- Age                        Since Fiscal Year
Chairman of the Board, President
  and Chief Executive Officer           Robert D. Kunisch -- 54                  1982
Senior Vice President                   William F. Adler -- 51                   1986
Senior Vice President and Secretary     Eugene A. Arbaugh -- 57                  1987
Senior Vice President                   Stephen A. Fragapane -- 45               1988
Senior Vice President and
  Chief Financial Officer               Roy A. Meierhenry -- 56                  1987
Senior Vice President                   H. Robert Nagel -- 51                    1992
Vice President, Treasurer and
  Investor Relations                    Terence W. Edwards -- 40                 1995
Vice President                          Terry E. Kridler -- 48                   1986
Vice President                          Edwin F. Miller -- 52                    1990
Vice President                          Donna C. Startzel -- 47                  1988
Vice President                          Samuel H. Wright -- 49                   1983
Controller                              Nan A. Grant -- 43                       1991

     Officers are elected by the Board of Directors to serve at the pleasure of the Board. There is no family relationship between any of such persons. Each of the persons named above has been employed by the Company or one of its subsidiaries for more than the past five years.
ITEM 11.  EXECUTIVE COMPENSATION
     Information with respect to executive compensation is contained on pages 9 through 18 of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to security ownership of certain beneficial owners and management is contained on pages 7 and 8 of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.
                                       27

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                 NUMBER
(a) 1. Index to Financial Statements
   Report and Consent of Independent Auditors                                                                      12
   Consolidated Financial Statements of PHH Corporation
     and Subsidiaries and related notes:
        Consolidated Statements of Income for the years ended April 30, 1995, 1994, and
          1993                                                                                                     13
        Consolidated Balance Sheets at April 30, 1995 and 1994                                                     14
        Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1994 and
          1993                                                                                                     15
        Consolidated Statements of Stockholders' Equity for the years ended April 30, 1995,
          1994 and 1993                                                                                            16
        Notes to Consolidated Financial Statements                                                                 17
   2. Index to Financial Statement Schedules
   Consolidated Schedules of PHH Corporation and Subsidiaries for the years ended April 30,
     1995, 1994 and 1993:
     Schedule II -- Valuation and Qualifying Accounts                                                              31
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

Exhibit No.
3-1              Charter of PHH Corporation, as amended(*).
3-2              By-Laws of PHH Corporation, as amended October 1990(*).
4-1              Indenture between the Company and Bank of Boston, Trustee, dated as of March 1, 1984, filed as Exhibit
                 4(a) to Registration No. 2-90026 (*).
4-2              Master Credit Agreements of various dates among the Company and various commercial banks filed as
                 Exhibit 4-4 to Form 10-K for fiscal year ended April 30, 1990(*).
4-3              Credit Agreements of various dates among the Company and various commercial banks filed as Exhibit 4-5 to Form 10-K for fiscal year ended April 30, 1990(*).
4-4              Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit
                 4(a)(iii) to Registration Statement 33-48125(*).
4-5              Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376 (*).
4-6              Policy on confidential proxy voting and Independent Tabulation and Inspection of Elections adopted by resolution of the Board of Directors on June 17, 1991, filed as Exhibit 4-8 to Form 10-K for fiscal year ended April 30, 1991 (*).
10-1             Amended and Restated Stock Compensation Plan of 1990 filed as Exhibit 4(a) to Registration No.
                 33-53282 (*)
10-2             Outside Directors Stock Option Plan filed as Exhibit 4(b) to Registration No. 33-38309 (*).
10-3             Amended and Restated Directors Deferred Compensation Plan for Corporate Directors filed as Exhibit
                 10-3 to Form 10-K for fiscal year ended April 30, 1993 (*).
10-4             Directors Deferred Stock Retirement Plan filed as Exhibit 10-4 to Form 10-K for fiscal year ended
                 April 30, 1994 (*).

                                       28

10-5             Executive Deferred Compensation Plan and Form of Executive Deferred Compensation Plan Trust Agreement
                 filed as Exhibit 10-5 to Form 10-K for fiscal year ended April 30, 1994 (*).
10-6             Amendment No. 1 to Executive Deferred Compensation Plan (**).
10-7             Long-Term Incentive Plan (FY 95-96-97) filed as Exhibit 10-7 to Form 10-K for fiscal year ended April
                 30, 1994 (*).
10-8             Corporate Incentive Plan (FY 96) and CEO & President Incentive Plan (FY96) (**).
10-9             Amended and Restated Supplemental Executive Retirement Plan, filed as Exhibit 10-10 to Form 10-K for fiscal year ended April 30, 1989, as amended on June 18, 1990, filed as Exhibit 10-12 to Form 10-K for fiscal year ended April 30, 1990, and amended on November 11, 1991, filed as Exhibit 10-8 to Form 10-K for fiscal year ended April 30, 1993 (*).
10-10            Third Amendment to Supplemental Executive Retirement Plan filed as Exhibit 10-10 for fiscal year ended
                 April 30, 1994 (*).
10-11            Fourth Amendment to Supplemental Executive Retirement Plan (**).
10-12            Form of Amended and Restated Supplemental Executive Retirement Agreement filed as Exhibit 10-11 to
                 Form 10-K for fiscal year ended April 30, 1994 (*).
10-13            Amended and Restated Excess Benefit Plan filed as Exhibit 10-12 to Form 10-K for fiscal year ended
                 April 30, 1994 (*).
10-14            Form of Amended and Restated Deferred Compensation Trust Agreement for Supplemental Executive
                 Retirement Plan and Excess Benefit Plan filed as Exhibit 10-13 to Form 10-K for fiscal year ended
                 April 30, 1994 (*).
10-15            Amended and Restated Senior Executive Severance Plan filed as Exhibit 10-14 to Form 10-K for fiscal year ended April 30, 1990 (*).
10-16            Form of Distribution Agreement between the Company and The First Boston Corporation; Goldman, Sachs &
                 Co., Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan
                 Securities, Inc., dated March 26, 1993, filed as Exhibit 1 to Registration Statement 33-59376 (*).
10-17            Form of Distribution Agreement between the Company and Goldman, Sachs & Co.; Merrill Lynch & Co.;
                 Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc., dated July 5,
                 1994, filed as Exhibit 1 to Registration Statement 33-52669 (*).
10-18            Form of Rights Agreement between the Company and Maryland National Bank dated as of March 17, 1986, filed as an exhibit to the Form 8-K for the month of March 1986 and amended January 16, 1989, filed as an exhibit to Form 8-K for the month of January 1989 and amended April 6, 1992, filed as Exhibit 10-15 to Form 10-K for the fiscal year ended April 30, 1992 (*).
11               Schedule containing information used in the computation of net income per share(**).
12               Schedule containing information used in the computation of the ratio of earnings to fixed charges(**).
21               Subsidiaries of the registrant(**).
24               Power of Attorney(**).
27               Financial Data Schedule (filed electronically only).
The registrant hereby agrees to furnish to the Commission upon request a copy of all constituent instruments defining the rights of holders of long-term debt of the registrant and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which instruments the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

    (b) Reports on Form 8-K -- There were no filings on Form 8-K during the fourth quarter of fiscal 1995.
                                       29

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

ROBERT D. KUNISCH
Robert D. Kunisch
Chairman of the Board,
Chief Executive Officer
and President

Principal Financial Officer:

ROY A. MEIERHENRY
Roy A. Meierhenry
Senior Vice President and
Chief Financial Officer

Principal Accounting Officer:

NAN A. GRANT
Nan A. Grant
Controller

Majority of the Board of Directors:
Robert D. Kunisch, James S. Beard,
Andrew F. Brimmer, George L. Bunting, Jr.,
Alan P. Hoblitzell, Jr., Paul X. Kelley,
L. Patton Kline, Francis P. Lucier, Kent C. Nelson,
Donald J. Shepard, Alexander B. Trowbridge

ROBERT D. KUNISCH
Robert D. Kunisch
As Attorney-in-fact
                                       30

                        PHH CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993

              COLUMN A                   COLUMN B                  COLUMN C                 COLUMN D         COLUMN E
                                                           CHARGED
                                        BALANCE AT       (CREDITED)                                           BALANCE
                                       BEGINNING OF     TO OPERATING                                          AT END
            DESCRIPTION                    YEAR           EXPENSES        OTHERS (a)      DEDUCTIONS(b)       OF YEAR
VALUATION ACCOUNTS DEDUCTED IN THE
  BALANCE SHEET FROM ASSETS TO
  WHICH THEY APPLY
  Accounts receivable                 $     6,525,000  $     2,708,000  $            --  $     2,544,000  $     6,689,000
  Net investment in leases and
    leased vehicles                         5,862,000        2,648,000               --           24,000        8,486,000
  Carrying costs on homes under
    management                              1,650,000               --               --               --        1,650,000
  Mortgages held for sale and
    mortgage-related notes
    receivable (c)                          6,352,000       11,122,000               --        5,591,000       11,883,000
  Real estate management programs           1,732,000         (758,000)              --               --          974,000
      YEAR ENDED APRIL 30, 1995       $    22,121,000  $    15,720,000  $            --  $     8,159,000  $    29,682,000
  Accounts receivable                 $     8,453,000  $     3,299,000  $        22,000  $     5,249,000  $     6,525,000
  Net investment in leases and
    leased vehicles                         8,282,000       (1,669,000)              --          751,000        5,862,000
  Carrying costs on homes under
    management                              1,301,000          349,000               --               --        1,650,000
  Mortgages held for sale and
    mortgage-related notes
    receivable (c)                          7,530,000            8,000               --        1,186,000        6,352,000
  Real estate management programs           2,001,000         (269,000)              --               --        1,732,000
      YEAR ENDED APRIL 30, 1994       $    27,567,000  $     1,718,000  $        22,000  $     7,186,000  $    22,121,000
  Accounts receivable                 $     7,343,000  $     6,156,000  $            --  $     5,046,000  $     8,453,000
  Net investment in leases and
    leased vehicles                         6,754,000        4,781,000               --        3,253,000        8,282,000
  Carrying costs on homes under
    management                                381,000           50,000          870,000               --        1,301,000
  Mortgages held for sale and
    mortgage-related notes
    receivable (c)                          8,152,000        3,338,000               --        3,960,000        7,530,000
  Real estate management programs           2,107,000               --               --          106,000        2,001,000
      YEAR ENDED APRIL 30, 1993       $    24,737,000  $    14,325,000  $       870,000  $    12,365,000  $    27,567,000

NOTES:(a) Amounts relate to acquisitions, divestitures and reclassifications of prior year amounts.
      (b) Deductions from reserves represent accounts charged off, less recoveries, and foreign translation gains and losses.
      (c) Amounts have been restated for comparative purposes.
                                       31