Form 10-Q
period 1995-07-31
PHH CORP
filed 1995-09-14
CIK 77776

WASHINGTON D.C.  20549
                             _________

                             FORM 10-Q
                             _________

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended         JULY 31, 1995

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

Number of shares of PHH Corporation common stock outstanding on August 31, 1995 was 17,071,312.

Total number of pages - - 16

                          PHH CORPORATION

                              INDEX
            ________________________________________________

                                                                 Page No.
PART I--FINANCIAL INFORMATION:

     Item 1 - Financial Statements

          Condensed Consolidated Statements of Income--Three
               Months Ended July 31, 1995 and 1994                   3

          Condensed Consolidated Balance Sheets --
               July 31, 1995 and April 30, 1995                      4

          Condensed Consolidated Statements of Cash Flows--
               Three Months Ended July 31, 1995 and 1994             5

          Notes to Condensed Consolidated Financial
               Statements                                            6

     Item 2 - Management's Discussion and Analysis of Financial
               Position and Operations                               8


PART II--OTHER INFORMATION:

     Item 4 - Submission of Matters to a Vote of Security
                     Holders                                       12

     Item 6 - Exhibits and Reports on Form 8-K                     12

     Index to Exhibits                                             13

     Signatures                                                    16

PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements


                        PHH CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Income

                                (Unaudited)

                                                      Three Months Ended July 31,
(In thousands except per share data)                      1995            1994
Revenues:
     Vehicle management services                    $    333,762      $    305,041
     Real estate services                                204,452           182,209
     Mortgage banking services                            43,643            33,058
                                                         581,857           520,308

Operating expenses:
     Depreciation on vehicles under operating leases     231,488           212,511
     Costs, including interest, of carrying
        and reselling homes                              175,543           156,636
     Direct costs of mortgage banking services            12,280             9,361
     Interest                                             53,452            40,349
     Selling, general and administrative                  77,431            73,416
                                                         550,194           492,273

Income before income taxes                                31,663            28,035

Income taxes                                              13,362            11,520

Net income                                         $      18,301     $      16,515

Net income per share                               $        1.05     $         .95

                               See accompanying notes.

                         PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                 July 31, 1995     April 30, 1995
(In thousands)                                   (unaudited)
ASSETS
Cash                                              $     17,982     $      3,412
Accounts receivable, less allowance for
     doubtful accounts of $7,527 at July 31,
     1995 and $6,689 at April 30, 1995                 479,828          484,230
Carrying costs on homes under management                43,143           45,260
Mortgage loans held for sale                           788,140          712,247
Property and equipment, net                            100,181          102,399
Unamortized goodwill                                    50,518           51,164
Other assets                                           225,576          175,932
                                                     1,705,368        1,574,644

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles         3,023,609        3,017,231
Equity advances on homes                               617,288          447,658
                                                     3,640,897        3,464,889

                                                   $ 5,346,265      $ 5,039,533

LIABILITIES
Accounts payable and accrued expenses             $    474,628     $    458,438
Advances from clients and deferred revenue              99,312          101,229
Other debt                                             813,941          735,886
Deferred income taxes                                  131,803          124,400
                                                     1,519,684        1,419,953

LIABILITIES UNDER MANAGEMENT PROGRAMS                3,269,306        3,079,629

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                --               --
Common stock, no par value, authorized
     50,000,000 shares;  issued and out-
     standing 17,061,745 shares at July 31,
     1995 and 16,890,212 shares at April 30, 1995       85,075           79,210

Cumulative foreign currency translation
     adjustment                                        (17,960)         (16,913)
Retained earnings                                      490,160          477,654
                                                       557,275          539,951


                                                   $ 5,346,265     $  5,039,533

See accompanying notes.

                   PHH CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

                          (Unaudited)

                                                                       Three Months Ended July 31,
(In thousands)                                                          1995                    1994
Operating Activities:
Net income                                                      $       18,301          $       16,515
     Adjustments to reconcile income to cash
          provided by operating activities:
          Depreciation on vehicles under operating leases              231,488                 212,511
          Other depreciation and amortization                            8,229                  12,581
          Amortization and write-down of
              capitalized servicing rights                               5,666                   6,317
          Originated mortgage servicing rights                         (16,615)                     --
          Additions to deferred mortgage servicing fees                (12,145)                 (2,959)
          Deferred income taxes                                          7,521                  (2,418)
          Changes in:
               Accounts receivable                                       3,056                 (25,725)
               Carrying costs on homes under management                  2,095                   4,347
               Mortgage loans held for sale                            (75,893)               (244,873)
               Accounts payable and accrued expenses                    15,055                 (74,557)
               Advances from clients and deferred revenue               (1,872)                (13,495)
               All other operating activity                            (20,306)                 (9,564)
               Cash provided (used) by operating activities            164,580                (121,320)
Investing Activities:
     Investment in leases and leased vehicles                         (391,712)               (374,245)
     Repayment of investment in leases and leased vehicles             151,934                 157,479
     Proceeds from sales and transfers of leases and
          leased vehicles to third parties                                  --                   1,225
     Value of homes acquired                                        (1,359,511)             (1,161,009)
     Value of homes sold                                             1,189,690               1,156,267
     Purchases of mortgage servicing rights                             (5,713)                 (5,620)
     Additions to property and equipment, net of dispositions           (4,216)                 (8,651)
     All other investing activities                                     (2,574)                   (842)
               Cash used in investing activities                      (422,102)               (235,396)
Financing Activities:
     Net change in borrowings with terms of less than 90 days          175,967                 657,500
     Proceeds from issuance of other borrowings                        241,764                 117,074
     Principal payment on other borrowings                            (146,638)               (411,731)
     Stock option plan transactions                                      5,865                   2,211
     Repurchases of common shares                                           --                  (2,659)
     Payment of dividends                                               (5,795)                 (5,543)
               Cash provided by financing activities                   271,163                 356,852
Effect of exchange rate changes on cash                                    929                   2,978
Increase in cash                                                        14,570                   3,114
Cash at beginning of period                                              3,412                      25
Cash at end of period                                          $        17,982          $        3,139

Supplemental disclosures of cash flow
     information:
     Cash paid for interest                                    $        61,497          $      46,818
     Cash paid for income taxes                                $           479          $       1,534

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report included as part of Form 10-K for the year ended April 30, 1995.

Net Income Per Share

Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. See
Exhibit 11 to this Form 10-Q which details the computation of net income per share.

Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements for comparative purposes.

New Accounting Pronouncement

On May 12, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No.
65. The Company has elected to early adopt this standard for its financial statement reporting in the first quarter of fiscal 1996. SFAS No. 122 prohibits retroactive application to fiscal 1995. Accordingly, the Company's financial statement reporting for the first quarter of fiscal 1995 was not restated.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan which is sold while retaining servicing rights, be allocated to the mortgage servicing right. The cost is to be allocated based on the servicing right's fair value relative to the loan as a whole. To determine the fair value of the servicing rights created during the first quarter, the Company used available market prices for comparable servicing, when available, or alternatively used a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

                       PHH CORPORATION AND SUBSIDIARIES

                 Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)


In determining servicing value impairment at the end of the quarter, the post-implementation originated servicing portfolio was disaggregated into its predominant risk characteristics. The Company has determined those risk characteristics to be loan type (fixed and adjustable rate) and interest rate band within loan type. These segments of the portfolio were then valued, using available market prices for comparable servicing, when available or, alternatively, using the same model as was used to originally determine the fair value at origination, using current assumptions. The calculated value was then compared with the book value of each segment to determine if an allowance for impairment was required.

As of and for the three months ended July 31, 1995, capitalized originated mortgage loan servicing rights, net of scheduled amortization of $237 and valuation allowance for impairment of $651, totaled $16,223.

CONTINGENT LIABILITIES

The Company and its subsidiaries are involved in pending litigation of the usual character incidental to the business transacted by them. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Position and Operations


                    PHH CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS - Three Months Ended July 31, 1995 vs. July 31,
1994

All comparisons within the following discussion are to the three months ended July 31 of the previous year, unless otherwise stated.

Consolidated net income and net income per share for the first quarter of fiscal 1996 both increased 11 percent to $18.3 million and $1.05, respectively. The increase was due to an increase in the Company's mortgage banking services business segment, partially offset by a decrease in its vehicle management services business segment. Results for the real estate services business segment were essentially unchanged.

Consolidated revenues increased 12 percent to $582 million for the first three months of fiscal 1996.

The Company's effective tax rate was 42 percent for the first three months of fiscal 1996 as compared to 41 percent for the same period a year ago. The increase reflects an overall increase in U.S. state income tax effective rates as well as the results of the Company's Canadian real estate services subsidiary.

The Company incurs and pays certain costs on behalf of its clients which include payments to third parties as a component of its service delivery. These direct costs are billed to clients and recognized as both revenue and expense. Additionally, certain other direct costs represent depreciation on vehicles under operating leases and amortization of mortgage servicing fees. Management analyzes its business results in terms of net revenues and total operating expenses. Net revenues, as defined by the Company, include revenues earned reduced by the direct costs described above and also reduced by related interest required to fund assets. Operating expenses are all other costs incurred in delivering services to clients.

                                          Three months ended July 31,
Operating Income (in thousands)              1995               1994
Net revenues                             $   140,727          $  128,520
Operating expenses                           109,064             100,485
Total operating income                   $    31,663          $   28,035

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

                                   Three months ended July 31,
Operating Income (in thousands)       1995             1994
Net revenues:
     Asset-based                   $  33,058          $  32,831
     Fee-based                        28,353             26,127
Total net revenues                    61,411             58,958
Operating expenses                    50,381             46,375
Operating income                   $  11,030          $  12,583

Item 2. Management's Discussion and Analysis of Financial Position and Operations (Continued)


                        PHH CORPORATION AND SUBSIDIARIES


Net revenues for vehicle management services represents revenues earned and billed to clients reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased four percent to $61.4 million for the three months ended July 31, 1995.

Net revenues derived from asset-based products increased one percent to $33.1 million due to an increase in the number of vehicles purchased and an increase in management fees per vehicle resulting from a higher average cost of vehicles managed partially offset by the anticipated reduction in domestic volume of disposed vehicles under closed-end operating leases.

Net revenues derived from fee-based services increased nine percent to $28.3 million. The increase was due to growth in fuel management programs reflecting increased market penetration in the U.S. and U.K. and increased fuel prices in the U.K., as well as growth in accident management programs and other driver services, primarily in the U.K.

Vehicle management services operating income decreased 12 percent to $11.0 million. The increase in net revenues discussed above was more than offset by an increase in operating expenses. Cost increases were primarily due to systems development in the U.K. and higher operating expenses in support of volume growth in fee-based services.

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

                                 Three months ended July 31,
Operating Income (in thousands)        1995         1994
Net revenues:
     Asset-based                    $  27,336     $  25,836
     Fee-based                         20,934        19,347
Total net revenues                     48,270        45,183
Operating expenses                     41,487        38,308
Operating income                    $   6,783     $   6,875

Item 2. Management's Discussion and Analysis of Financial Position and Operations (Continued)


PHH CORPORATION AND SUBSIDIARIES


Real estate services net revenues are those earned and billed to clients reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased seven percent to $48.3 million.

Asset-based net revenues increased six percent to $27.3 million. The increase reflects an increase in the number of transferee homes sold and the product mix of homes sold in the quarter as compared to that of the prior year reflecting higher margin, comprehensive services. The increase was partially offset by lower margin, lower priced services and a lower level of funding provided to clients for equity advances.

Fee-based net revenues increased eight percent to $20.9 million primarily due to increased levels of residential properties managed for financial institutions and to household goods moves.

Real estate services operating income decreased one percent to $6.8 million. The increase in net revenues described above was offset by increased costs in support of volume growth in fee-based services.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates its clients will continue to reassess their relocation plans as part of cost control measures, authorizing fewer home purchase transactions and utilizing a greater portion of fee-based real estate services. Additionally, management anticipates continued margin pressure in relocation activity in the U.S. and Canada, especially in the government sector. At the same time, operating results may be affected positively as clients increasingly choose to outsource their real estate services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Mortgage Banking Services
Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, credit unions, real estate brokerage firms and other mortgage banks.

                                    Three months ended July 31,
Operating Income (in thousands)          1995          1994
Net revenues:
     Loan production                  $  15,292     $     5,250
     Servicing fees                      12,368          12,548
     Gain on sale of servicing rights     3,386           6,581
Total net revenues                       31,046          24,379
Operating expenses                       17,196          15,802
Operating income                      $  13,850      $    8,577

Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers increased 27 percent to $31.0 million. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," in the first quarter of fiscal 1996. Application of this statement resulted in the Company capitalizing originated mortgage servicing rights, net of related amortization and valuation allowances, of $16.2 million for the three months ended July 31, 1995, which is included in net revenues earned from loan production.

Mortgage loan closings increased 25 percent to $1.5 billion. This was a result of increased market share due primarily to expanded relationships with affinity groups and credit unions and, to a lesser

Item 2. Management's Discussion and Analysis of Financial Position and Operations (Continued)


                      PHH CORPORATION AND SUBSIDIARIES



extent, lower mortgage interest rates. However, competition within the mortgage industry has continued to reduce margins on current loan production volume. Servicing fee revenue was unchanged due to the average servicing portfolio being unchanged for the first quarter of fiscal 1996 as compared to the same period a year ago. The servicing portfolio balance at July 31, 1995, was $17.1 billion. The gain on sale of servicing rights decreased due to a lower level of servicing rights sales in the first three months of fiscal 1996 as compared to the same period a year ago.

Mortgage banking services operating income increased 61 percent to $13.9 million. The increase was due to the increase in net revenues as described above partially offset by an increase in operating expenses in support of higher loan production volume.

The Company's profitability from mortgage banking services will be affected by such external factors as the level of interest rates, the strength of the economy, and the related condition of residential real estate markets. The Company's broad-based marketing strategies, including further penetration of existing affinity groups and credit unions, signing new clients, and maintaining its system of delivering mortgages in a cost-efficient manner, should positively affect operating results in the future.


FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of July 31, 1995, the Company had outstanding $3,269 million of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, and the sale or transfer of certain assets to third parties. Lease repayments totaled $383 million for the first three months of fiscal 1996, while repayments of equity advances on homes were $442 million.

PART II--OTHER INFORMATION



                    PHH CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders



At the Company's Annual Stockholders' Meeting held on August 21, 1995, the stockholders elected directors as follows: three-year term: James
S. Beard (14,724,090 shares voted for, 474,715 shares withheld), L. Patton Kline (14,722,968 shares voted for, 475,837 shares withheld), Francis P. Lucier (14,711,314 shares voted for, 487,491 shares withheld) and Kent C. Nelson (14,724,065 shares voted for, 474,740 shares withheld); one-year term: Alan P. Hoblitzell, Jr. (14,707,090 shares voted for, 491,715 shares withheld); two-year term: Anne M. Tatlock (14,716,491 shares voted for, 482,314 shares withheld).

The names of the Directors whose terms in office have continued are:
Andrew F. Brimmer; George L. Bunting, Jr.; Paul X. Kelley; Robert D. Kunisch; Donald J. Shepard and Alexander B. Trowbridge.




Item 6.  Exhibits and Reports on Form 8-K




(a)  Exhibit (11)  -     Schedule containing information used in the
computation of net income per share.

(b)  Exhibit (12)  -     Schedule containing information used in the
computation of the ratio of earnings to fixed charges.

                     PHH CORPORATION AND SUBSIDIARIES

                           Index to Exhibits
                           _________________

Exhibit No.                                                      Page No.
Exhibit (11)  -     Schedule containing information used in
     the computation of net income per share                      14

Exhibit (12)  -     Schedule containing information used in the
     computation of the ratio of earnings to fixed  charges       15

                                  SIGNATURES



                         PHH CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PHH CORPORATION



Date:  September 13, 1995                ROY A. MEIERHENRY
                                         Roy A. Meierhenry
                                         Senior Vice President and
                                         Chief Financial Officer