Form 10-Q
period 1995-10-31
PHH CORP
filed 1995-12-15
CIK 77776

WASHINGTON D.C. 20549
                                   ---------

                                   FORM 10-Q
                                   ---------

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended OCTOBER 31, 1995

                                       OR

          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to _____
                                    ---------

                          Commission File Number 1-7797
                                    ---------

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

Number of shares of PHH Corporation common stock outstanding on November 30, 1995 was 17,165,019.

                                                          -1-
Total number of pages - - 15

                                                    PHH CORPORATION

                                                         INDEX
                                  -----------------------------------------

                                                                                                 Page No.
PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months and Six Months Ended October 31, 1995
                           and 1994                                                                 3

                      Condensed Consolidated Balance Sheets --
                           October 31, 1995 and April 30, 1995                                      4

                      Condensed Consolidated Statements of Cash Flows--
                           Six Months Ended October 31, 1995 and 1994                               5

                      Notes to Condensed Consolidated Financial
                           Statements                                                               6

                 Item 2 - Management's Discussion and Analysis of Financial
                 Condition and  Results of Operations                                               7


PART II--OTHER INFORMATION:

                 Item 6 - Exhibits and Reports on Form 8-K                                         11

                 Index to Exhibits                                                                 12

                 Signatures                                                                        15



                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

(In thousands except per share data)

                                                              Three Months Ended                   Six Months Ended
                                                            October 31,                               October 31,

                                                          1995              1994                 1995               1994
                                                          ----              ----                 ----               ----
Revenues:
    Vehicle management services                     $  334,291        $  304,202           $  668,053         $  609,243
    Real estate services                               207,064           174,517              411,516            356,726
    Mortgage banking services                           48,415            31,418               92,058             64,476
                                                     ---------         ---------          -----------        -----------
                                                       589,770           510,137            1,171,627          1,030,445
                                                      --------          --------            ---------          ---------


Operating expenses:
    Depreciation on vehicles under
       operating leases                                230,908           213,726              462,396            426,237
    Costs, including interest, of
       carrying and reselling homes                    171,489           145,555              347,032            302,191
    Direct costs of mortgage banking
       services                                         15,851             9,249               28,131             18,610
    Interest                                            55,932            41,344              109,384             81,693
    Selling, general and administrative                 82,373            70,389              159,804            143,805
                                                     ---------         ---------           ----------           --------
                                                       556,553           480,263            1,106,747            972,536
                                                      --------          --------            ---------           --------

Income before income taxes                              33,217            29,874               64,880             57,909

Income taxes                                            13,653            12,262               27,015             23,782
                                                     ---------         ---------            ---------          ---------

Net income                                         $    19,564       $    17,612          $    37,865       $     34,127
                                                     =========         =========            =========          =========



Net income per share                             $       1.12    $         1.01         $       2.17      $        1.96
                                                   ==========      ============           ==========         ==========

                             See accompanying notes.


                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


(In thousands)

                                                                                           October 31,    April 30,
                                                                                              1995          1995
                                                                                          (Unaudited)

ASSETS
Cash ................................................................................   $     1,320    $     3,412
Accounts receivable, less allowance for
    doubtful accounts of $7,850 at October 31,
    1995 and $6,689 at April 30, 1995 ...............................................       480,257        484,230
Carrying costs on homes under management ............................................        51,146         45,260
Mortgage loans held for sale ........................................................       781,869        712,247
Property and equipment, net .........................................................        98,452        102,399
Unamortized goodwill ................................................................        50,277         51,164
Other assets ........................................................................       278,057        175,932
                                                                                        -----------    -----------
                                                                                          1,741,378      1,574,644
                                                                                        -----------    -----------

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles ........................................     3,042,049      3,017,231
Equity advances on homes ............................................................       718,364        447,658
                                                                                        -----------    -----------
                                                                                          3,760,413      3,464,889
                                                                                        -----------    -----------

                                                                                        $ 5,501,791    $ 5,039,533
                                                                                        ===========    ===========

LIABILITIES
Accounts payable and accrued expenses ...............................................   $   445,726    $   458,438
Advances from clients and deferred revenue ..........................................       111,389        101,229
Other debt ..........................................................................       815,682        735,886
Deferred income taxes ...............................................................       144,330        124,400
                                                                                        -----------    -----------

                                                                                          1,517,127      1,419,953
                                                                                        -----------    -----------


LIABILITIES UNDER MANAGEMENT PROGRAMS ...............................................     3,410,848      3,079,629
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares ........................................          --             --
Common stock, no par value, authorized
    50,000,000 shares;  issued and outstanding  17,159,369 shares at October 31,
    1995 and 16,890,212 shares at April 30, 1995                                             88,460         79,210
Cumulative foreign currency translation
    adjustment ......................................................................       (18,535)       (16,913)
Retained earnings ...................................................................       503,891        477,654
                                                                                        -----------    -----------
                                                                                            573,816        539,951
                                                                                        -----------    -----------

                                                                                        $ 5,501,791    $ 5,039,533
                                                                                        ===========    ===========


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                 Six Months Ended October 31,
(In thousands)                                                                     1995           1994
                                                                                -----------    -----------
Operating Activities:
Net income ..................................................................   $    37,865    $    34,127
    Adjustments to reconcile income to cash provided by operating activities:
       Depreciation on vehicles under operating leases ......................       462,396        426,237
       Other depreciation and amortization ..................................        15,933         20,739
       Amortization and write-down of
           capitalized servicing rights .....................................        13,813          9,466
       Originated mortgage servicing rights .................................       (40,613)             0
       Additions to deferred mortgage servicing fees ........................       (30,263)       (20,313)
       Deferred income taxes ................................................        20,095           (894)
       Changes in:
         Accounts receivable ................................................         2,112         74,172
         Carrying costs on homes under management ...........................        (5,888)        (1,055)
         Mortgage loans held for sale .......................................       (69,622)       110,060
         Accounts payable and accrued expenses ..............................       (13,907)      (142,793)
         Advances from clients and deferred revenue .........................        10,205          6,405
         All other operating activity .......................................       (41,517)        (8,109)
                                                                                -----------    -----------
         Cash provided by operating activities ..............................       360,609        508,042
                                                                                -----------    -----------
Investing Activities:
    Investment in leases and leased vehicles ................................      (761,320)      (720,692)
    Repayment of investment in leases and leased vehicles ...................       271,379        272,591
    Value of homes acquired .................................................    (2,695,199)    (2,270,696)
    Value of homes sold .....................................................     2,427,642      2,235,630
    Purchases of mortgage servicing rights ..................................        (7,718)       (10,316)
    Additions to property and equipment, net of dispositions ................        (8,913)       (12,379)
    All other investing activities ..........................................        (2,913)        (1,302)
                                                                                -----------    -----------
         Cash used in investing activities ..................................      (777,042)      (507,164)
                                                                                -----------    -----------
Financing Activities:
    Net change in borrowings with terms of less than 90 days ................       431,999       (111,017)
    Proceeds from issuance of other borrowings ..............................       748,915        738,660
    Principal payment on other borrowings ...................................      (765,534)      (598,320)
    Stock option plan transactions ..........................................         9,250          2,591
    Repurchases of common shares ............................................             0         (8,019)
    Payment of dividends ....................................................       (11,628)       (11,048)
                                                                                -----------    -----------
         Cash provided by financing activities ..............................       413,002         12,847
                                                                                -----------    -----------

Effect of exchange rate changes on cash .....................................         1,339         (6,347)
                                                                                -----------    -----------

Decrease/increase in cash ...................................................        (2,092)         7,378
Cash at beginning of period .................................................         3,412             25
                                                                                -----------    -----------
Cash at end of period .......................................................   $     1,320    $     7,403
                                                                                ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest ..................................................   $   135,516    $    95,494
                                                                                ===========    ===========
    Cash paid for income taxes ..............................................   $     4,667    $    18,443
                                                                                ===========    ===========

                             See accompanying notes



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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS - Six Months Ended October 31, 1995 vs. October 31, 1994

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

Both consolidated net income and net income per share for the second quarter of fiscal 1996 increased 11 percent to $19.6 million and $1.12, respectively. For the first six months, both consolidated net income and net income per share increased 11 percent to $37.9 million and $2.17, respectively. The increases were due to increases in the Company's mortgage banking services business segment and, to a much lesser extent, its real estate services business segment. Results for the vehicle management services business segment were unchanged for the second quarter and decreased for the first six months of fiscal 1996.

     Consolidated revenues increased 16 percent to $590 million and 14 percent to $1.2 billion for the second quarter and the first six months of fiscal 1996, respectively.

The Company's effective tax rate was 41.6 percent for the first six months of fiscal 1996 as compared to 41.1 percent for the same period a year ago.

The Company incurs and pays certain costs on behalf of its clients which include payments to third parties as a component of its service delivery. These direct costs are billed to clients and recognized as both revenue and expense. Additionally, certain other direct costs represent depreciation on vehicles under operating leases and amortization of mortgage servicing fees. Management analyzes its business results in terms of net revenues and total operating expenses. Net revenues, as defined by the Company, include revenues earned reduced by the direct costs described above, and by related interest required to fund assets. Operating expenses are all other costs incurred in delivering services to clients.

                                                         Three Months Ended                   Six  Months Ended
                                                             October 31,                          October 31,
     Operating Income (in thousands)                    1995              1994              1995             1994
     -------------------------------                    ----              ----              ----             ----
     Net revenues                                 $  147,085       $   127,795           $ 287,812        $ 256,315
     Operating expenses                              113,868            97,921             222,932          198,406
                                                     -------          --------             -------          -------
     Total operating income                       $   33,217       $    29,874           $ 64,880         $  57,909
                                                    ========          ========           ========          ========

Vehicle Management Services

Vehicle management services are primarily offered to corporations and government agencies to assist them in effectively managing their vehicle fleet costs, reducing in-house administrative costs and enhancing driver productivity. Asset-based services generally require an investment by the Company and include new vehicle purchasing, open- and closed-end leasing, and used vehicle marketing. Fee-based services include maintenance management programs, expense reporting, fuel management programs, accident and safety programs and other driver services which generate recurring fee transactions for managing various aspects of clients' vehicle fleets.


                                                        Three Months Ended                        Six Months Ended
                                                            October 31,                             October 31,

     Operating Income (in thousands)                    1995              1994                  1995               1994
     -------------------------------                    ----              ----                  ----               ----

     Net revenues:
       Asset-based                                $   31,901      $     32,020          $     64,959        $    64,851
       Fee-based                                      28,551            25,293                56,904             51,420
                                                      ------            ------              --------           --------
     Total net revenues                               60,452            57,313               121,863            116,271
     Operating expenses                               49,103            46,001                99,485             92,376
                                                      ------            ------              --------           --------
     Operating income                             $   11,349      $     11,312         $      22,378        $    23,895
                                                      ======            ======              ========           ========



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES


Net revenues for vehicle management services represents revenues earned and billed to clients, reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased five percent for both the second quarter and first six months of fiscal 1996.

Net revenues derived from asset-based products remained essentially unchanged for both the second quarter and first six months of fiscal 1996. Increases in management fees per vehicle, resulting from a higher average cost of vehicles managed and increases in manufacturers incentives due to increase in vehicle purchases, were offset by the anticipated reduction in domestic volume of remarketed vehicles under closed-end operating leases.

Net revenues derived from fee-based services increased 13 percent and 11 percent for the second quarter and first six months, respectively. The increases were due to growth in fuel management programs, reflecting increased market penetration in the U.S. and U.K. and increased fuel prices in the U.K., as well as growth in accident management programs and other driver services, primarily in the U.K.

Vehicle management services operating income was essentially unchanged for the second quarter of fiscal 1996 and decreased six percent for the first six months. The increase in net revenues discussed above was offset by an increase in operating expenses. Cost increases were primarily due to higher operating expenses related to volume increases in fee-based services.

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

                                                         Three Months Ended                               Six Months Ended
                                                             October 31,                                    October 31,
     Operating Income (in thousands)                   1995               1994                        1995             1994
     -------------------------------                   ----               ----                        ----             ----
     Net revenues:
       Asset-based                               $   31,890          $  29,018                 $    59,226      $    54,854
       Fee-based                                     23,450             20,417                      44,384           39,764
                                                     ------             ------                    --------         --------
     Total net revenues                              55,340             49,435                     103,610           94,618
     Operating expenses                              43,955             38,356                      85,442           76,664
                                                     ------             ------                    --------         --------
     Operating income                            $   11,385          $  11,079                 $    18,168      $    17,954
                                                     ======             ======                    ========         ========






     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES


Real estate services net revenues are those earned and billed to clients, reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased 12 percent and 10 percent for the second quarter and first six months of fiscal 1996, respectively.

Asset-based net revenues increased 10 percent and 8 percent for the second quarter and first six months of fiscal 1996, respectively. The increases reflect an increase in the number of transferee homes sold and the product mix of homes sold as compared to that of the prior year reflecting higher volume of higher margin services. The increase was partially offset by lower margin, lower priced services.

Fee-based net revenues increased 15 percent and 12 percent for the second quarter and first six months of fiscal 1996, respectively, primarily due to increased levels of residential properties managed for financial institutions and to more household goods moves, partially offset by lower volume from the government sector in Canada.

Real estate services operating income increased three percent and one percent for the second quarter and first six months of fiscal 1996, respectively. The increases in net revenues described above were partially offset by increased costs in support of volume growth in fee-based services.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates its clients will continue to reassess their relocation plans as part of cost control measures, authorizing fewer home purchase transactions while utilizing a greater portion of fee-based real estate services. Additionally, management anticipates continued margin pressure in relocation activity in the U.S. and Canada, especially in the government sector. At the same time, operating results may be affected positively as clients increasingly choose to outsource their real estate services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Mortgage Banking Services

Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, credit unions, real estate brokerage firms, banks and other mortgage brokers.


                                                          Three Months Ended                            Six Months Ended
                                                              October 31,                                October 31,

     Operating Income (in thousands)                    1995                1994                     1995              1994
     -------------------------------                    ----                ----                     ----              ----
     Net revenues:
       Loan production                              $ 17,836           $  (3,228)               $  33,128         $   2,022
       Servicing fees                                 13,457              12,917                   25,825            25,465
       Gain on sale of servicing rights                    -              11,358                    3,386            17,939
                                                   ---------              ------                  -------            ------
     Total net revenues                               31,293              21,047                   62,339            45,426
     Operating expenses                               20,810              13,564                   38,005            29,366
                                                      ------              ------                   ------            ------
     Operating income                               $ 10,483           $   7,483                $  24,334        $   16,060
                                                      ======             =======                   ======            ======


Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 49 percent for the second quarter and 37 percent for the first six months of fiscal 1996. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," in the first quarter of fiscal 1996. Application of this statement resulted in the Company capitalizing originated mortgage servicing rights, net of related amortization and valuation allowances, of $21.7 million for the second quarter and $37.9 million for the first six months of fiscal 1996, which is included in net revenues earned from loan production.




     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



Mortgage loan closings increased from $.9 billion to $2.1 billion (139 percent) for the second quarter and from $2.1 billion to $3.6 billion (73 percent) for the first six months of fiscal 1996. This was a result of increased market share due primarily to expanded relationships with affinity groups which increased $337 million in the quarter and $455 million for the first six months, and credit unions which increased $259 million in the quarter and $339 million for the first six months. Also, refinancing volume due to reduced mortgage interest rates increased $450 million in the quarter, and $496 million for the first six months. Net servicing fee revenue increased four percent in the second quarter and one percent for the first six months of fiscal 1996 due to growth of the average servicing portfolio, primarily in the second quarter. The servicing portfolio balance at October 31, 1995, was $18.6 billion as compared to $17.2 billion a year ago. The gain on sale of servicing rights decreased due to a lower level of servicing rights sales in the first six months of fiscal 1996 compared to the same period a year ago.

Mortgage banking services operating income increased 40 percent for the second quarter and 52 percent for the first six months of fiscal 1996. The increase was due to higher net revenues associated with the capitalization of originated mortgage servicing rights which was $21.7 million and $37.9 million for the second quarter and the first six months, respectively as described above. This revenue was partially offset by a significant reduction in the gain on sale of servicing rights which decreased $11.4 million the second quarter and $14.5 million in the first six months. Operating expenses increased for both the second quarter and the first six months in support of volume increases of mortgage loans produced.

The Company's profitability from mortgage banking services will be affected by such external factors as capacity within the industry, the level of interest rates, the strength of the economy, and the related condition of residential real estate markets. The Company's broad-based marketing strategies, including further penetration of existing affinity group and credit union clients, signing new clients, and maintaining its system of delivering mortgages in a cost-efficient manner, should positively affect operating results in the future.


FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of October 31, 1995, the Company had outstanding $3,411 million of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, and the sale or transfer of certain assets to third parties. Lease repayments totaled $734 million for the first six months of fiscal 1996, while repayments of equity advances on homes were $962 million.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


                        PHH CORPORATION AND SUBSIDIARIES




     (a) Exhibit (11) - Schedule containing information used in the computation of net income per share.

     (b) Exhibit (12) - Schedule containing information used in the computation of the ratio of earnings to fixed charges.

                        PHH CORPORATION AND SUBSIDIARIES

                                Index to Exhibits
                                -----------------

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
