Form 10-Q
period 1996-01-31
PHH CORP
filed 1996-03-15
CIK 77776

WASHINGTON D.C. 20549
                                    ---------

                                    FORM 10-Q
                                    ---------

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended JANUARY 31, 1996

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

Number of shares of PHH Corporation common stock outstanding on February 29, 1996 was 17,277,164

                                       -1-
Total number of pages - - 15

                                 PHH CORPORATION

                                      INDEX
                ------------------------------------------------

                                                                                                 Page No.
PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months and Nine Months Ended January 31, 1996
                           and 1995                                                                 3

                      Condensed Consolidated Balance Sheets --
                           January 31, 1996 and April 30, 1995                                      4

                      Condensed Consolidated Statements of Cash Flows--
                           Nine Months Ended January 31, 1996 and 1995                              5

                      Notes to Condensed Consolidated Financial
                           Statements                                                               6

                 Item 2 - Management's Discussion and Analysis of Financial
                 Position and Results of Operations                                                 7


PART II--OTHER INFORMATION:

                 Item 6 - Exhibits and Reports on Form 8-K                                         11

                 Index to Exhibits                                                                 12

                 Signatures                                                                        15

                         PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

(In thousands except per share data)

                                                              Three Months Ended                 Nine Months Ended
                                                            January 31,                               January 31,

                                                          1996              1995                 1996               1995
                                                          ----              ----                 ----               ----
Revenues:
    Vehicle management services                    $   344,515       $   313,151        $   1,012,568        $   922,394
    Real estate services                               192,559           151,458              604,075            508,184
    Mortgage banking services                           49,643            29,532              141,701             94,008
                                                     ---------        ----------           ----------        -----------
                                                       586,717           494,141            1,758,344          1,524,586
                                                      --------         ---------            ---------          ---------

Operating expenses:
    Depreciation on vehicles under
       operating leases                                236,553           215,866              698,949            642,103
    Costs, including interest, of
       carrying and reselling homes                    161,083           123,811              508,115            426,002
    Direct costs of mortgage banking
       services                                         20,405            10,352               48,536             28,962
    Interest                                            57,727            46,147              167,111            127,840
    Selling, general and administrative                 77,869            69,711              237,673            213,516
                                                     ---------        ----------           ----------         ----------
                                                       553,637           465,887            1,660,384          1,438,423
                                                      --------         ---------            ---------          ---------

Income before income taxes                              33,080            28,254               97,960             86,163

Income taxes                                            13,598            11,492               40,613             35,274
                                                     ---------        ----------          -----------        -----------

Net income                                        $     19,482     $      16,762       $       57,347     $       50,889
                                                     =========        ==========          ===========        ===========



Net income per share                            $        1.10    $           .98     $          3.27   $           2.94
                                                   ==========       ============        ============       ============

                                 See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


(In thousands)

                                                                     January 31, 1996         April 30, 1995
                                                                       (Unaudited)
ASSETS
Cash                                                                     $     6,814             $     3,412
Accounts receivable, less allowance for
    doubtful accounts of $7,796 at January 31,
    1996 and $6,689 at April 30, 1995                                        505,861                 484,230
Carrying costs on homes under management                                      61,916                  45,260
Mortgage loans held for sale                                                 784,901                 712,247
Property and equipment, net                                                   96,328                 102,399
Unamortized goodwill                                                          49,660                  51,164
Other assets                                                                 308,389                 175,932
                                                                          ----------              ----------
                                                                           1,813,869               1,574,644
                                                                           ---------               ---------

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles                               3,243,236               3,017,231
Equity advances on homes                                                     684,858                 447,658
                                                                          ----------              ----------
                                                                           3,928,094               3,464,889
                                                                           ---------               ---------

                                                                         $ 5,741,963             $ 5,039,533
                                                                           =========               =========

LIABILITIES
Accounts payable and accrued expenses                                    $   435,416             $   458,438
Advances from clients and deferred revenue                                   128,343                 101,229
Other debt                                                                   645,247                 735,886
Deferred income taxes                                                        164,400                 124,400
                                                                          ----------              ----------
                                                                           1,373,406               1,419,953
                                                                           ---------               ---------

LIABILITIES UNDER MANAGEMENT PROGRAMS                                      3,782,625               3,079,629
                                                                           ---------               ---------

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                                      --                      --
Common stock, no par value, authorized
    50,000,000 shares;  issued and outstanding
    17,243,874 shares at January 31, 1996 and
    16,890,212 shares at April 30, 1995                                       91,519                  79,210
Cumulative foreign currency translation
    adjustment                                                               (23,100)                (16,913)
Retained earnings                                                            517,513                 477,654
                                                                          ----------              ----------
                                                                             585,932                 539,951
                                                                          ----------              ----------

                                                                         $ 5,741,963             $ 5,039,533
                                                                           =========               =========

                                    See accompanying notes.

                       PHH CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                                      Nine Months Ended January 31,

(In thousands)                                                                           1996                  1995
                                                                                         ----                  ----
Operating Activities:
    Net income                                                               $         57,347        $       50,889
    Adjustments to reconcile income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                                698,949               642,103
       Other depreciation and amortization                                             24,069                22,612
       Amortization and write-down of
           capitalized servicing rights and fees                                       25,499                23,682
       Additions to originated mortgage servicing rights                              (62,895)                    -
       Additions to excess mortgage servicing fees                                    (45,958)              (22,636)
       Deferred income taxes                                                           40,668                11,133
       Changes in:
         Accounts receivable                                                          (30,021)               (4,855)
         Carrying costs on homes under management                                     (16,940)               (9,860)
         Mortgage loans held for sale                                                 (72,654)               60,507
         Accounts payable and accrued expenses                                        (19,600)             (165,411)
         Advances from clients and deferred revenue                                    27,813                21,616
         All other operating activity                                                 (42,320)              (24,465)
                                                                                -------------          ------------
         Cash provided by operating activities                                        583,957               605,315
                                                                                 ------------           -----------
Investing Activities:
    Investment in leases and leased vehicles                                       (1,362,639)           (1,140,003)
    Repayment of investment in leases and leased vehicles                             415,490               418,655
    Value of homes acquired                                                        (3,678,051)           (4,073,721)
    Value of homes sold                                                             3,441,497             4,027,290
    Purchases of mortgage servicing rights                                            (14,893)               (9,921)
    Additions to property and equipment, net of dispositions                          (14,590)              (10,967)
    All other investing activities                                                     (4,675)                 (989)
                                                                                  ------------     ----------------
         Cash used in investing activities                                         (1,217,861)             (789,656)
                                                                                  -----------         -------------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                           (7,995)               89,048
    Proceeds from issuance of other borrowings                                      1,604,268               940,589
    Principal payment on other borrowings                                            (964,248)             (801,457)
    Stock option plan transactions                                                     12,309                 2,670
    Repurchases of common shares                                                            -               (16,737)
    Payment of dividends                                                              (17,488)              (16,485)
                                                                                -------------         -------------
         Cash provided by financing activities                                        626,846               197,628
                                                                                 ------------          ------------

Effect of exchange rate changes on cash                                                10,460                (4,259)
                                                                                -------------        --------------

Increase in cash                                                                        3,402                 9,028

Cash at beginning of period                                                             3,412                    25
                                                                               --------------      ----------------

Cash at end of period                                                      $            6,814   $             9,053
                                                                               ==============        ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                  $         197,025    $          147,194
                                                                                =============         =============
    Cash paid for income taxes                                            $             4,310   $            24,088
                                                                              ===============        ==============

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

Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements for comparative purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS - Nine Months Ended January 31, 1996 vs. January 31, 1995

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

Consolidated net income and net income per share for the third quarter of fiscal 1996 increased 16 percent to $19.5 million and 12 percent to $1.10, respectively. For the first nine months, consolidated net income and net income per share increased 13 percent to $57.3 million and 11 percent to $3.27, respectively. The increase in the third quarter resulted from the Company's mortgage banking services and vehicle management services business segments, partially offset by a decrease in the real estate services business segment. The increase for the first nine months was primarily due to the Company's mortgage banking services business segment coupled with a slight increase in the vehicle management services segment and a slight decrease in the real estate services segment.

Consolidated revenues increased 19 percent to $586.7 million and 15 percent to $1.8 billion for the third quarter and the first nine months of fiscal 1996, respectively.

The Company's effective tax rate was 41.5 percent for the first nine months of fiscal 1996 as compared to 40.9 percent for the same period a year ago.

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

                                                  Three Months Ended                         Nine  Months Ended
                                                          January 31,                                January 31,
     Operating Income (in thousands)                    1996              1995                  1996                1995
     -------------------------------                    ----              ----                  ----                ----
     Net revenues                                  $ 144,480         $ 125,578             $ 432,292           $ 381,893
     Operating expenses                              111,400            97,324               334,332             295,730
                                                     -------          --------               -------             -------
     Total operating income                        $  33,080         $  28,254             $  97,960           $  86,163
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


                                                   Three Months Ended                        Nine Months Ended
                                                            January 31,                             January 31,

     Operating Income (in thousands)                    1996              1995                  1996               1995
     -------------------------------                    ----              ----                  ----               ----
     Net revenues:
       Asset-based                                  $ 32,856          $ 31,935              $ 97,815          $  96,786
       Fee-based                                      31,377            26,188                88,281             77,608
                                                      ------            ------              --------           --------
     Total net revenues                               64,233            58,123               186,096            174,394
     Operating expenses                               49,050            45,707               148,535            138,083
                                                      ------            ------               -------            -------
     Operating income                               $ 15,183          $ 12,416              $ 37,561          $  36,311
                                                      ======            ======               ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                         PHH CORPORATION AND SUBSIDIARIES


Net revenues for vehicle management services represents revenues earned and billed to clients, reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased 11 percent for the third quarter and 7 percent for the first nine months of fiscal 1996.

Net revenues derived from asset-based products increased 3 percent and 1 percent for the third quarter and first nine months of fiscal 1996, respectively. Increases in management fees per vehicle, increases in the number of vehicles leased, as well as the effect of an increase in vehicle purchases, were partially offset by the anticipated reduction in domestic volume of remarketed vehicles under closed-end operating leases.

Net revenues derived from fee-based services increased 20 percent and 14 percent for the third quarter and first nine months, respectively. The increases were due to growth in fuel and maintenance management programs, reflecting increased market penetration in the U.S. and U.K., truck management programs in the U.K., as well as growth in accident management programs and other driver services, in the U.S. and U.K.

Vehicle management services operating income increased 22 percent for the third quarter of fiscal 1996 and 3 percent for the first nine months. The increases in net revenues discussed above were partially offset by increases in operating expenses. Cost increases were primarily due to higher operating expenses related to volume increases in fee-based services.

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

                                                         Three Months Ended                             Nine Months Ended
                                                              January 31,                                  January 31,
     Operating Income (in thousands)                   1996               1995                        1996             1995
     -------------------------------                   ----               ----                        ----             ----
     Net revenues:
       Asset-based                                 $ 29,249           $ 28,293                  $   88,475        $  83,147
       Fee-based                                     19,819             18,617                      64,203           58,381
                                                     ------             ------                    --------         --------
     Total net revenues                              49,068             46,910                     152,678          141,528
     Operating expenses                              40,486             37,348                     125,928          114,012
                                                     ------             ------                     -------          -------
     Operating income                              $  8,582           $  9,562                  $   26,750        $  27,516
                                                    =======            =======                    ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                          PHH CORPORATION AND SUBSIDIARIES


Real estate services net revenues are those earned and billed to clients, reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased 5 percent and 8 percent for the third quarter and first nine months of fiscal 1996, respectively.

Asset-based net revenues increased 3 percent and 6 percent for the third quarter and first nine months of fiscal 1996, respectively. These increases reflect an increase in the number of transferee homes sold and the product mix of homes sold as compared to that of the prior year.

Fee-based net revenues increased 6 percent and 10 percent for the third quarter and first nine months of fiscal 1996, respectively, primarily due to more household goods moves in the U.S. and increased referral fees from our network of brokers. These increases were offset by a decrease in revenues earned from consulting services and a decrease in the volume and fees earned on residential properties managed for financial institutions in the U.S. in the third quarter. Additionally, the first nine months of fiscal 1996 reflects a decrease in volume from the Canadian government sector.

Real estate services operating income decreased 10 percent and 3 percent for the third quarter and first nine months of fiscal 1996, respectively. The increases in net revenues described above were offset by increased costs in support of volume growth in fee-based services as well as the effect of system initiatives in our Canadian operations.

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

                                                   Three Months Ended                             Nine Months Ended
                                                           January 31,                                January 31,

     Operating Income (in thousands)                    1996                1995                     1996              1995
     -------------------------------                    ----                ----                     ----              ----
     Net revenues:
       Loan production                              $ 17,151           $  (2,628)                $ 50,279          $   (606)
       Servicing fees                                 14,028              13,036                   39,853            38,501
       Gain on sale of servicing rights                    -              10,137                    3,386            28,076
                                                   ---------              ------                  -------           -------
     Total net revenues                               31,179              20,545                   93,518            65,971
     Operating expenses                               21,864              14,269                   59,869            43,635
                                                      ------              ------                   ------           -------
     Operating income                              $   9,315           $   6,276                 $ 33,649          $ 22,336
                                                     =======             =======                   ======           =======


Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 52 percent for the third quarter and 42 percent for the first nine months of fiscal 1996. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," in the first quarter of fiscal 1996. Application of this statement resulted in the Company capitalizing originated mortgage servicing rights, net of related amortization and valuation allowances, of $19.5 million for the third

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



quarter and $57.4 million for the first nine months of fiscal 1996, which is included in net revenues earned from loan production. The remaining change in loan production net revenues resulted from an increase in net margins realized on loans sold during the third quarter and a decrease in net margins realized for the first nine months of fiscal 1996 compared to the same periods in the prior year. These shifts in margins are consistent with industry trends and reflect the effect of consumer demand on secondary market prices.

Mortgage loan closings increased from $0.6 billion to $1.9 billion for the third quarter and from $2.7 billion to $5.5 billion for the first nine months of fiscal 1996. This was a result of increased market share due primarily to expanded relationships with affinity groups which represented 33 percent of the increase in the quarter and 30 percent of the increase for the first nine months, and with credit unions which represented 30 percent of the increase in the quarter and 25 percent of the increase for the first nine months. The majority (67 percent) of loans closed in the quarter represented mortgages for residential properties being purchased. However, there has been increased lending volume as mortgagors seek to refinance existing mortgages due to reduced mortgage interest rates. While some of these refinance mortgages replace mortgages in the Company's existing portfolio, a portion of them are generated from new sources of business. Refinancings represented 33 percent of closed loans in the quarter and 25 percent in the nine-month period. Net servicing fee revenue increased 8 percent in the third quarter and 4 percent for the first nine months of fiscal 1996 due to growth of the average servicing portfolio, primarily in the second and third quarters. The servicing portfolio balance at January 31, 1996, was $20.5 billion as compared to $17.5 billion a year ago. The gain on sale of servicing rights decreased due to a lower level of servicing rights sales in the first nine months of fiscal 1996 compared to the same period a year ago.

Mortgage banking services operating income increased 48 percent for the third quarter and 51 percent for the first nine months of fiscal 1996. The increase was due to higher net revenues associated with the capitalization of originated mortgage servicing rights which was $19.5 million and $57.4 million for the third quarter and first nine months, respectively, as described above. These revenues were partially offset by a significant reduction in the gain on sale of servicing rights of $10.1 million in the third quarter and $24.7 million in the first nine months. In addition, operating expenses increased for both the third quarter and the first nine months in support of volume increases of mortgage loans produced.

The Company's profitability from mortgage banking services will be affected by such external factors as capacity within the industry, the level of interest rates, the strength of the economy, and the related condition of residential real estate markets. The Company's broad-based marketing strategies, including further penetration of existing affinity group and credit union clients, expansion of its client base, and maintaining its system of delivering mortgages in a cost-efficient manner, should positively affect operating results in the future.


FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of January 31, 1996, the Company had outstanding $3.8 billion of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, and the sale or transfer of certain assets to third parties. Lease repayments totaled $1.1 billion for the first nine months of fiscal 1996, while repayments of equity advances on homes were $1.4 billion.

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

                                                                  EXHIBIT (11)

                        PHH CORPORATION AND SUBSIDIARIES

           Information Used in the Computation of Net Income Per Share


                                                                     Nine Months Ended January 31,

(In thousands except per share data)                                         1996                 1995
                                                                             ----                 ----
NET INCOME - as reported                                             $     57,347             $    50,889
                                                                      ===========              ==========

Weighted average number of shares outstanding                              17,108                  17,139

Give effect to the exercise of dilutive options
      determined under the treasury stock method                              328                     128

Reflect the period-end market price when greater
     than the average market price during the
     quarter                                                                  125                      25
                                                                      -----------             -----------

Number of shares used in the computation of net
     income per share                                                      17,561                  17,292
                                                                      ===========             ===========

NET INCOME PER SHARE                                                 $      3.27              $     2.94
                                                                      ==========              ==========

                                                                  EXHIBIT (12)



                        PHH CORPORATION AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges
                             (dollars in thousands)


                                                  Nine                                 Year Ended April 30
                                              Months Ended
                                            January 31, 1996    1995            1994          1993           1992          1991
                                            ----------------    ----            ----          ----           ----          ----
Income from continuing operations
     before income taxes                    $    97,960     $  121,318    $   109,796    $   94,238     $  83,117     $   77,759
Add:
     Interest expense                           186,770        194,196        162,108       193,935        237,058       302,853
     Interest portion of rentals*                 5,808          8,065          9,088         8,456          8,665         7,796
                                             ----------     ----------     ----------    ----------     ----------    ----------
Earnings available for fixed charges         $  290,538     $  323,579    $   280,992    $  296,629     $  328,840    $  388,408
                                               ========       ========       ========      ========       ========      ========

Fixed charges:
     Interest expense                        $  186,770     $  194,196    $   162,108    $  193,935     $  237,058    $  302,853
     Interest portion of rentals*                 5,808          8,065          9,088         8,456          8,665         7,796
                                              ---------     ----------      ---------    ----------     ----------    ----------
                                             $  192,578     $  202,261    $   171,196    $  202,391     $  245,723    $  310,649
                                                =======       ========        =======      ========       ========      ========


Ratio of earnings to fixed charges                 1.51           1.60           1.64          1.47           1.34          1.25
                                             ==========     ==========     ==========     =========       ========      ========

* Amounts reflect a one-third portion of rentals, the portion deemed representative of the interest factor.


Note: The interest included in fixed charges consists of the amounts identified as interest expense in the Consolidated Statements of Income, the substantial portion of which represents interest on debt incurred to finance leasing activities and mortgage banking activities, as well as the interest costs associated with home relocation services which are ordinarily recovered through direct billings to clients and are included with "Costs, including interest, of carrying and reselling homes" in the Consolidated Financial Statements.

                                     SIGNATURES


                          PHH CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PHH CORPORATION



Date: ___________________                          _____________________________
                                                   Nan A. Grant
                                                   Controller