Form 10-K
period 1996-04-30
PHH CORP
filed 1996-07-26
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                ---------------

                                   FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year April 30, 1996              Commission file number    1-7797
                                 -------------
                                PHH CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                     52-0551284
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

       11333 McCormick Road, Hunt Valley, Maryland                      21031
         (Address of principal executive offices)                     (Zip Code)

                                (410)  771-3600
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
                     Yes    X                     No
                          -----                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996: $990,942,207.


Number of shares of PHH Corporation outstanding on June 30, 1996:  34,769,902*.

*Reflects the two-for-one common stock split declared June 24, 1996. See capital stock note in Notes to Consolidated Financial Statements.


Documents Incorporated by Reference

      Part III -- Proxy Statement for 1996 Annual Meeting of Stockholders

                                PHH CORPORATION

                                     PART I

Item l.  Business

                                    GENERAL


The Company provides a broad range of integrated management services, expense management programs and mortgage banking services to more than 3,000 major clients, including many of the world's largest corporations, as well as government agencies and affinity groups. Its primary business service segments consist of vehicle management, real estate and mortgage banking. Information as to revenues, operating income and identifiable assets by business segment and geographic area is included in the business segments note in the Notes to Consolidated Financial Statements.



As of June 30, 1996, the Company and its subsidiaries had approximately 5700 employees.

Significant Customers

No customer purchased services totaling 10% or more of consolidated revenues in 1996, 1995 or 1994.


                          VEHICLE MANAGEMENT SERVICES

Vehicle management services consist primarily of the management, purchase, leasing and resale of vehicles for corporate clients and government agencies, including fuel and expense management programs and other fee-based services for clients' vehicle fleets.


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


Managerial   services  for   automobile   fleet  programs   include   purchasing
automobiles, arranging for their delivery through new car dealers located throughout the United States, Canada, the United Kingdom and the Republic of Ireland, as well as capabilities in Mexico and throughout Europe, complying with various local registration, title, tax and insurance requirements, pursuing warranty claims with automobile manufacturers and selling used cars at replacement time.


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


Fuel and Expense Management Programs


The Company offers fuel and expense management programs to corporations and government agencies for the control of automotive business travel expenses in each of the United States, Canada, United Kingdom, Republic of Ireland and Germany, with capabilities in Mexico and throughout Europe. Through a service card and billing service, a client's traveling representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets. The Company also provides a series of safety and accident management related programs, statistical control reports detailing expenses related to the general operation of vehicles, and a program which monitors and controls the type and cost of vehicle maintenance for individual automobiles.

The Company also provides a fuel and expense management program and a centralized billing service for companies operating truck fleets in the United Kingdom, as well as in the United States, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.


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

In the United Kingdom, the portion of the fuel card services and vehicle management services markets served by third-party providers is an estimated 37% and 45%, respectively. The Company is the market leader among the 4 major nationwide providers of fuel card services, and the 6 major nationwide providers of vehicle management services. Numerous local and regional competitors serve each such market element.

The following sets forth certain statistics concerning automobiles, vans, light, medium and heavy-duty trucks for which the Company provides managerial, leasing and/or advisory services primarily in the United States, Canada, the United Kingdom, the Republic of Ireland and Germany at the end of the fiscal years shown:


                                    1996             1995              1994              1993            1992
                                    ----             ----              ----              ----            ----
Ending number of vehicles
   under management:             482,600           463,200          450,400            454,300         467,000

Average cost of vehicles      $   19,639        $   19,167       $   18,016         $   17,203      $   16,072

Number of vehicles purchased     117,700           112,400          108,000            115,800         117,900
Number of fuel and service card
  transactions (in thousands)     56,000            51,400           47,300             45,600          44,100
Gallons of fuel processed
  (in thousands)               1,069,000         1,136,000        1,073,000          1,039,000       1,076,000




                              REAL ESTATE SERVICES


The Company provides real estate services principally to large international corporations, government agencies and financial institutions, and to members of affinity groups in the United States, Canada, the United Kingdom and the Republic of Ireland through PHH Real Estate Services. The Company also has capabilities in Mexico and throughout Europe. Principal services consist of counseling transferred employees of clients and the purchase, management and resale of their homes. The Company's real estate services offer clients the opportunity to reduce employee relocation costs and facilitate employee relocation.

The Company pays a transferring employee his/her equity in a home based upon a value determined by independent appraisals or based on a contract to sell which has been agreed with the employee. The employee's mortgage is generally retired concurrently with the purchase of the equity; otherwise the Company normally accepts the administrative responsibility for making payments on any mortgages. Following payment to the employee, the corporate client normally pays the Company an advance billing to cover costs to be incurred during the period the home is held for resale, including debt service on any existing mortgage. These costs are paid by the Company and, after ultimate resale, a settlement is made with the corporate client reconciling the advance billing and the expense payments. Under the terms of the client contracts, the Company is generally protected against losses from changes in market conditions.


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


The Company's real estate services subsidiaries also offer programs which provide the planning and implementation for group moves of corporate clients, home marketing assistance, property management, movement of household goods, destination services and asset management for financial institutions.


Competitive Conditions

The principal methods of competition within real estate services are service quality and price. In the United States, Canada and the United Kingdom, an estimated 22% of the market for real estate services is served by third-party providers.

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

The following sets forth certain statistics concerning real estate services in the United States, Canada and the United Kingdom for the fiscal years shown:


                                            1996           1995              1994              1993             1992
                                            ----           ----              ----              ----             ----
Asset-based services:
    Home purchase authorizations          32,400          31,000           31,800             31,800          30,400
    Transferee homes sold                 27,900          25,300           28,900             28,400          28,100
    Average value of US transferee
       homes sold (1)                   $177,000        $171,000         $165,000           $156,000        $156,600
Fee-based services transactions:
    Home finding                          25,890          24,020           23,180             15,620          10,540
    Household goods moves                 17,310          14,700           13,720              8,730           7,170
    Property dispositions                  8,580           7,250            4,180              3,610           2,690
                                        --------         -------           -------            ------          ------
                                          51,780          45,970           41,080             27,960          20,400

(1) Revenues for real estate services in the United States are significantly determined based on the value of homes sold, while revenues for the United Kingdom and Canadian segments are not related to the value of homes sold; therefore, this table only includes the average value of U.S. homes sold.


                           MORTGAGE BANKING SERVICES


The Company provides U.S. residential mortgage banking services through PHH Mortgage Services. These services consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

PHH Mortgage Services is a centralized mortgage lender conducting business in all 50 states. It utilizes its computer system and an extensive telemarketing operation to allow the consumer to complete the entire application process over the telephone. Utilizing local appraisers, title companies and closing attorneys, the Company can effectively administer its products and services anywhere in the nation.


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

Competitive Conditions

The principal methods of competition in mortgage banking services are service quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. The Company ranked 15th among loan originators for calendar year 1995.

The following sets forth certain statistics concerning mortgage banking services for the fiscal years shown:

                                                 1996           1995            1994          1993          1992
                                                 ----           ----            ----          ----          ----
Mortgage loan closings
    (in millions)                             $ 7,853         $ 3,432        $ 8,074       $ 5,618         $3,797
Mortgage servicing portfolio at April 30
    (in millions)                             $21,676         $16,017        $16,645       $11,047         $7,517
Delinquency rate                                 1.4%            1.3%           1.2%          1.1%           1.8%




Item 2.  Properties

The corporate offices of the Company are located at 11333 McCormick Road, Hunt Valley, Maryland, in an eight-story building which is owned by the Company and contains approximately 163,000 square feet of office space.

The offices of PHH Vehicle Management Services North American operations are located throughout the US and Canada. Primary office facilities are located in a six-story, 200,000 square foot office building in Hunt Valley, Maryland, leased until September 2003; and offices in Mississauga, Canada, having 59,400 square feet, leased until February 2003. Other facilities include office space totaling 10,400 square feet in five cities leased as full-service branch offices for fleet management activities for various terms to April 2003; two dealerships, one located in Williamsburg, Virginia, having 101,000 square feet, leased until March 1998 and the other in Edenton, North Carolina, having 337,100 square feet, leased until December 1998; and regional offices located in Montreal, Calgary, Vancouver, Mississauga & Quebec, Canada, having a total of 43,100 square feet, leased for various terms to December 2002.

The offices of PHH Real Estate Services North American operations are located throughout the US and Canada. Primary office facilities are located in offices located in Danbury, Connecticut, having 92,600 square feet, leased until January 2000 and offices in Danbury, Connecticut, having 30,000 square feet, leased until November 1998. Other facilities include office space totaling 59,200 square feet in Oak Brook, Illinois leased until April 2003; 23,350 square feet in Concord, California leased until October 1998; 47,800 square feet in Irving, Texas leased until November 1998; 29,300 square feet in eight other cities for various terms to June 2002; and office space totaling 43,320 square feet in Toronto, Calgary, Montreal, Vancouver, Ottawa and Nova Scotia, leased for various terms to May 2004.

The offices of PHH Fantus are located in Princeton, New Jersey, in offices having 5,700 square feet, leased until 2001 and offices in Chicago, Illinois having 8,800 square feet, leased until September 2004.

The offices of PHH Mortgage Services are located primarily in a 127,000 square foot building in Mount Laurel, New Jersey, which is owned by the Company; and offices in Mount Laurel, New Jersey, having 88,000 square feet, leased until April 2002 and in Englewood, Colorado, having 27,900 square feet, leased until June 1997.


The offices of Vehicle Management Services and Real Estate Services operations located in the United Kingdom and Europe are as follows: a 129,000 square foot building which is owned by the Company located in Swindon, United Kingdom; and field offices having 35,400 square feet located in Swindon and Manchester, United Kingdom; Munich, Germany; and Dublin, Ireland, are leased for various terms to February 2016.

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


Item 4.  Results of Votes of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1996.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The Company's common stock is publicly traded on the New York Stock Exchange under the symbol "PHH". The common stock is entitled to dividends when and as declared by the Board of Directors. The payment of future dividends will depend upon earnings, the financial condition of the Company and other relevant factors. At April 30, 1996, there were 1,733 holders of common stock. The dividends and high and low closing prices for each quarter during the Company's 1996 and 1995 fiscal years were as follows:



                             Dividend                      Price
                               Paid               High                 Low


         1996
First quarter                 $.17               $23 3/4             $19 5/8
Second quarter                $.17               $23 3/8             $21
Third quarter                 $.17               $25 3/4             $21 7/8
Fourth quarter                $.17               $28 3/8             $24 1/2

         1995
First quarter                 $.16               $19 3/8             $17 1/2
Second quarter                $.16               $19                 $17 3/8
Third quarter                 $.16               $19                 $16 3/4
Fourth quarter                $.16               $20 1/4             $17 5/8



On June 24, 1996, the Board of Directors voted to increase the dividend on common stock by 12% and authorized a two-for-one common stock split. The new quarterly dividend of $.19, adjusted for the common stock split, will be payable on July 31, 1996. The cash dividend and the common stock split will apply to stockholders of record on July 5, 1996. The shares outstanding and all references to net income, dividends or stock price per common share in this report reflect the two-for-one common stock split.

Item 6.  Selected Financial Data


(In thousands except per share data)
Years ended April 30,                               1996             1995            1994             1993            1992
Revenues:
     Vehicle management services            $  1,371,150     $  1,257,696    $  1,162,483     $  1,069,484    $    992,514
     Real estate services                        812,851          686,836         816,261          829,336         849,871
     Mortgage banking services                   195,599          126,094         155,935          122,111          89,099
- - - ---------------------------------------------------------------------------------------------------------------------------
                                            $  2,379,600     $  2,070,626    $  2,134,679     $  2,020,931    $  1,931,484
- - - ---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                  $    139,148     $    121,318    $    109,796     $     94,238    $     83,117
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income                                  $     81,620     $     71,662    $     64,558     $     56,417    $     49,979
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $       2.33     $       2.08    $       1.82     $       1.63    $       1.46
- - - ---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .68     $        .64    $        .60     $        .60    $        .60
- - - ---------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data
As of April 30,                                     1996             1995            1994             1993            1992
- - - ---------------------------------------------------------------------------------------------------------------------------
Total assets                                $  5,672,990     $  5,039,533    $  4,766,783     $  4,613,028    $  4,365,031
Assets under management programs            $  3,783,032     $  3,464,889    $  3,241,508     $  3,391,755    $  3,113,120
Liabilities under management programs       $  3,438,804     $  3,079,629    $  2,841,905     $  2,900,934    $  2,771,250
Other debt                                  $    903,442     $    735,886    $    719,822     $    511,128    $    405,017
Stockholders' equity                        $    608,496     $    539,951    $    498,313     $    457,483    $    423,287
- - - ---------------------------------------------------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared June 24, 1996. See capital stock note in Notes to Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Operations

Results of Operations

All comparisons within the following discussion are to the previous year, unless otherwise stated.

Consolidated net income increased 14% to $81.6 million in fiscal 1996 while net income per share increased 12% to $2.33. Increased income in the mortgage banking services and vehicle management services business segments were partially offset by a decrease in the real estate services business segment. In fiscal 1995, net income increased 11% to $71.7 million and net income per share increased 14% to $2.08, reflecting increases in the vehicle management services and real estate services business segments which were partially offset by a decrease in the mortgage banking services business segment.

The Board of Directors, meeting on June 24, 1996, authorized a two-for-one common stock split which will be distributed on July 31, 1996, and will apply to stockholders of record on July 5, 1996. The shares outstanding and all references to net income, dividends or stock price per common share in this report reflect the two-for-one common stock split.

Consolidated revenues increased 15% to $2.4 billion in fiscal 1996 and decreased 3% to $2.1 billion in fiscal 1995.

The Company incurs and pays certain costs on behalf of its clients which include payments to third parties as a component of its service delivery. These direct costs are billed to clients and recognized as both revenue and expense. Additionally, other direct costs include depreciation on vehicles under operating leases and amortization of mortgage servicing fees. Management analyzes its business results in terms of net revenue and total operating expenses. Net revenue, as defined by the Company, includes revenue earned reduced by the direct costs described above and by related interest required to fund assets. Operating expenses are all other costs incurred in delivering services to clients.


Operating Income (in thousands)          1996       1995       1994
- - - --------------------------------------------------------------------------------
Net revenues                         $592,661   $518,332   $542,059
Operating expenses                    453,513    397,014    432,263
- - - --------------------------------------------------------------------------------
Operating income                     $139,148   $121,318   $109,796
- - - --------------------------------------------------------------------------------

Net revenues increased 14% to $592.7 million in fiscal 1996, and operating income increased 15% to $139.1 million. Mortgage banking services and vehicle management services achieved increases in both net revenue and operating income while real estate services, which increased net revenues, experienced a decrease in operating income. In fiscal 1995 net revenues decreased 4% to $518.3 million while operating income increased 10% to $121.3 million due to increases in the vehicle management and real estate business segments offset by a decline in the mortgage banking segment. The following discussion is an analysis by business segment for net revenues and operating income.

Vehicle Management Services
Vehicle management services are offered to corporate clients and government agencies to assist them in effectively managing their vehicle fleet costs, reducing in-house administrative costs and enhancing driver productivity. Asset-based services generally require an investment by the Company in the vehicle and include new vehicle purchasing, open- and closed-end operating leasing, direct finance leasing and used vehicle marketing. Fee-based services include maintenance management programs, expense reporting, fuel management programs, accident and safety programs and other driver services for managing clients' vehicle fleets.

Operating Income (in thousands)             1996       1995       1994
- - - --------------------------------------------------------------------------------
Net revenues:
  Asset-based                           $131,326   $134,933   $140,395
  Fee-based                              115,098    105,215     94,411
  Sale of subsidiary                      11,688         --         --
- - - --------------------------------------------------------------------------------
Total net revenues                       258,112    240,148    234,806
Operating expenses                       193,576    184,480    188,576
- - - --------------------------------------------------------------------------------
Operating income                        $ 64,536   $ 55,668   $ 46,230
- - - --------------------------------------------------------------------------------

Fiscal 1996 Results
Net revenues for vehicle management services represent revenues earned and billed to clients reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased 8% to $258.1 million. Net revenues derived from asset-based products decreased 3% to $131.3 million due primarily to the anticipated decline in the volume and gains on the sale of vehicles under closed-end operating leases and the effect of interest received from a US federal income tax refund in 1995 attributable to this segment. The decrease was partially offset by an increase in management fees per vehicle and the effect of increases in total vehicles under management. Net revenues derived from fee-based services increased 9% to $115.1 million in fiscal 1996. The increase was due to growth in fuel and maintenance management programs reflecting increased market penetration in the US and UK, and continued growth in accident management programs and other driver services in North America and the UK. The increase was partially offset by the loss of net revenues of the Company's North American truck fuel management operation since its sale in February 1996. The sale of the Company's subsidiary resulted in a net gain of $11.7 million, which is reflected in net revenues.

Vehicle management services operating income increased 16% to $64.5 million in fiscal 1996. This was due to the increase in net revenues described above which was partially offset by higher operating expenses. These increases reflect costs incurred in support of the volume growth in fee-based services partially offset by the decrease in the North American truck fuel management subsidiary expenses as a result of its sale, as described above, and the effects of the costs incurred in 1995 associated with office space consolidation.

Key Operating Factors                  1996          1995          1994
- - - --------------------------------------------------------------------------------
Number of vehicles
  purchased                         117,700       112,400       108,000
    Percent change                       5%            4%           (7%)
Number of fuel and
  service card transactions
  (in thousands)                     56,000        51,400        47,300
    Percent change                       9%            9%            4%
Gallons of fuel processed
  (in thousands)                  1,069,000     1,136,000     1,073,000
    Percent change                      (6%)           6%            3%
Number of vehicles under
  management                        482,600       462,300       450,400
    Percent change                       4%            3%           (1%)
- - - --------------------------------------------------------------------------------

The Company's profitability from vehicle management services is affected by the number of vehicles managed and related services provided for clients. Therefore, profitability can be negatively affected by the general economy as corporate clients exercise a higher degree of fiscal caution by decreasing the size of their vehicle fleets or by extending the service period of existing fleet vehicles. Conversely, operating results are positively affected as clients increasingly choose to outsource their vehicle management service operations to the Company and through further penetration of fee-based services. Results can also be enhanced as the Company expands into new markets, increases its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Fiscal 1995 Results
Net revenues for this segment increased 2% to $240.1 million in fiscal 1995. Net revenues derived from asset-based products decreased 4% to $134.9 million due to a slight decrease in the number of leased vehicles under management and reduction in revenues due to the benefit in the prior year of certain vehicle manufacturer incentive programs. The decrease in net revenues from asset-based products was somewhat offset by an increase in management fees per vehicle resulting from a higher average cost of vehicles managed, and the effect of interest received from a US federal income tax refund attributable to this segment, as well as the results of a favorable US and UK resale market for disposition of vehicles under closed-end operating leases. Net revenues derived from fee-based services increased 11% to $105.2 million in fiscal 1995. The increase was due to growth in fuel management programs reflecting increased market penetration in the US and UK, growth in accident management programs, primarily in the UK, and growth in other driver services in North America and the UK.

Vehicle management services operating income increased 20% to $55.7 million in fiscal 1995. This was due to the increase in net revenues described above as well as an overall reduction in operating expenses. Cost reductions were achieved primarily in the area of information technology, slightly offset by one-time costs associated with office space consolidation, other costs incurred to integrate our US and Canadian operations and higher operating expenses in support of volume growth in fee-based services.

Real Estate Services
Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, government agencies and members of affinity group clients. Asset-based services are defined as relocation services involving the purchase and resale of a home. Fee-based services include assistance in selecting homes at destination locations, marketing homes, moving household goods, property disposition services to financial institutions and other consulting services.

Operating Income (in thousands)            1996       1995       1994
- - - --------------------------------------------------------------------------------
Net revenues:
  Asset-based                          $116,722   $108,903   $116,190
  Fee-based                              88,133     80,031     68,986
- - - --------------------------------------------------------------------------------
Total net revenues                      204,855    188,934    185,176
Operating expenses                      173,014    153,715    163,676
- - - --------------------------------------------------------------------------------
Operating income                       $ 31,841   $ 35,219   $ 21,500
- - - --------------------------------------------------------------------------------

Fiscal 1996 Results
Real estate services net revenues consist of revenues earned and billed to clients reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased 8% to $204.9 million. Asset-based net revenues increased 7% to $116.7 million primarily due to an increase in the number of transferee homes sold in the US and UK, and the product mix of homes sold compared to the prior year. Asset-based net revenues also benefited from an increase in the average value of transferee homes sold in the US. Fee-based net revenues increased 10% to $88.1 million primarily due to increased levels of household goods moves in the US, home finding services for relocating employees and affinity group members, and increased referral fees from our network of brokers in the US and UK, partially offset by a decrease in the volume of units managed in Canada.

Real estate services operating income decreased 10% to $31.8 million as a 13% increase in operating expenses more than offset the increase in net revenues discussed above. The increase in operating expenses was related to the increased volume growth in fee-based services and increases in systems costs in our domestic asset management operations and in our Canadian operations.

Key Operating Factors                      1996       1995       1994
- - - --------------------------------------------------------------------------------
Asset-based services:
   Home purchase
    authorizations                       32,400     31,000     31,800
      Percent change                         4%        (2%)        --
   Transferee homes sold                 27,900     25,300     28,900
      Percent change                        10%       (12%)        2%
   Average value of US
    homes sold                         $177,000   $171,000   $165,000
      Percent change                         4%         4%         6%
Fee-based services
  transactions:
    Home finding                         25,890     24,020     23,180
    Household goods                      17,310     14,700     13,720
    Property dispositions                 8,580      7,250      4,180
- - - --------------------------------------------------------------------------------
    Total                                51,780     45,970     41,080
      Percent change                        13%        12%        47%
- - - --------------------------------------------------------------------------------

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Operating results may be negatively affected should clients reassess their relocation plans as part of cost control measures and authorize fewer home purchase transactions, utilizing a greater portion of fee-based real estate services. At the same time, operating results should be affected positively as clients increasingly choose to outsource their real estate services to the Company and utilize a greater portion of fee-based services and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.

Fiscal 1995 Results
Real estate services net revenues increased 2% to $188.9 million in fiscal 1995. Asset-based net revenues decreased 6% to $108.9 million. The decrease was primarily due to a reduction in margins reflecting a shift in product mix to more diversified, lower-priced products in response to client demand and to meet clients' changing relocation benefits offered to their transferring employees, a reduction in the number of transferee homes sold, and a lower level of funding provided to clients for equity advances. Asset-based net revenues benefited from an increase in the average value of transferee homes sold in the US. Fee-based net revenues increased 16% to $80.0 million primarily due to increased levels of residential properties managed for financial institutions, household goods moves and home finding services for relocating employees and affinity group members.

Real estate services operating income increased 64% to $35.2 million. The increase was due to improvements in net revenues described above and, to a larger extent, to a 6% reduction in operating expenses resulting from productivity improvements, a reduction in cost structure corresponding to the changing product mix for relocation services on a global basis and a decrease in costs associated with the integration of an acquisition in Canada in the prior year.

Mortgage Banking Services
Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, financial institutions, real estate brokerage firms and other mortgage banks.


Operating Income (in thousands)                1996       1995       1994
- - - --------------------------------------------------------------------------------
Net revenues:
  Servicing                                $ 57,030   $ 50,296   $ 21,056
  Production                                 69,238     (3,136)   101,021
  Sale of servicing rights                    3,426     42,090         --
- - - --------------------------------------------------------------------------------
Total net revenues                          129,694     89,250    122,077
Operating expenses                           86,923     58,819     80,011
- - - --------------------------------------------------------------------------------
Operating income                           $ 42,771   $ 30,431   $ 42,066
- - - --------------------------------------------------------------------------------

Fiscal 1996 Results
Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers on behalf of clients, increased 45% to $129.7 million in fiscal 1996. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," effective May 1, 1995. This statement requires that originated mortgage servicing rights be recognized as income when the loan is sold and servicing is retained. As a result, the Company recognized originated servicing rights, net of related amortization and valuation allowances, of $82.2 million in 1996, which is included in net revenues earned from loan production. The effect of this change in accounting was partially offset by a decrease in margins realized on loans sold. This decline in margins reflects the competition in the industry to capture the demand for mortgages created by the changes in interest rates during 1996.

Mortgage loan closings increased from $3.4 billion to $7.9 billion in 1996. Home purchase mortgage closings increased $2.3 billion to $5.4 billion in 1996 compared to $3.1 billion in 1995, while refinancing closings increased $2.2 billion to $2.5 billion in 1996 from $.3 billion in 1995. These increases resulted from the increased consumer demand discussed above and the Company's increased market share due primarily to expanded relationships with affinity groups which represented 29% of the total increase, and with financial institutions which represented 24% of the total increase. Servicing net revenue increased 13% as a result of an increase in the average servicing portfolio partially offset by increased amortization of servicing rights.

Mortgage banking services operating income increased 41% to $42.8 million. The increase was due to higher net revenues associated with the capitalization of originated mortgage servicing rights, which was $82.2 million as described above. Such revenues were partially offset by a significant reduction in the gain on sale of servicing rights of $38.7 million due to the decrease in sales of the Company's servicing portfolio from $3.6 billion in 1995 to $295 million in 1996. In addition, operating expenses increased as the Company responded to the increase in loan production volume and the increased servicing portfolio.

Key Operating Factors                      1996       1995       1994
- - - --------------------------------------------------------------------------------
Mortgage loan applications
  (in millions)                        $ 11,021   $  4,413   $  8,799
   Percent change                          150%       (50%)       15%
Mortgage loan closings
  (in millions)                        $  7,853   $  3,432   $  8,074
   Percent change                          129%       (57%)       44%
Servicing portfolio
  (in millions)
   Closings                            $  7,853   $  3,432   $  8,074
   Purchases                              1,301      1,104      1,453
   Payoffs                               (3,200)    (1,553)    (3,929)
   Sales                                   (295)    (3,611)        --
- - - --------------------------------------------------------------------------------
   Ending balance                      $ 21,676   $ 16,017   $ 16,645
    Percent change                          35%        (4%)       51%
Delinquency rate                           1.4%       1.3%       1.2%
- - - --------------------------------------------------------------------------------

The Company's profitability from mortgage banking services will be affected by such external factors as the level of interest rates, the strength of the economy, and the related condition of residential real estate markets. The Company's broad-based marketing strategies, including further penetration of existing affinity groups and financial institutions, signing new clients, and maintaining its system of delivering mortgages in a cost-efficient manner, should positively affect operating results in the future.

Fiscal 1995 Results
Mortgage banking services net revenues decreased 27% to $89.3 million in fiscal 1995 primarily due to the decline in production net revenue. The sharp increase in mortgage rates greatly reduced refinance and home purchase loan activity creating intense competition within the industry for remaining market share. Such competition, accompanied by a consumer shift to adjustable rate mortgage products, served to reduce margins. As the margins declined on production volume, the Company responded to the market's increased demand for servicing rights and sold $3.6 billion of its servicing portfolio at a gain of $42.1 million. Servicing fee revenue increased as a result of an increase in the average servicing portfolio as well as the significantly reduced effect of portfolio prepayments and payoffs which, in fiscal 1995, required unscheduled amortization of $11.3 million of excess mortgage servicing fees.

Mortgage banking services operating income decreased 28% to $30.4 million in fiscal 1995. The decrease was due to the decline in net revenues as described above, significantly offset by a reduction in operating expenses as the Company responded to the change in loan production volume.

New Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, effective in 1997, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Application of this statement will require the Company to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indi-cate that the carrying amount of an asset may not be recoverable. This statement is not expected to significantly affect the consolidated financial statements of the Company.

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net income and net income per share of adopting the fair value-based method is required to be presented in the notes to the financial statements. The Company intends to continue using the intrinsic value method and will provide disclosures about its stock-based employee compensation plans in its 1997 financial statements, as required by Statement No. 123.

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

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of a client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. (See Liabilities Under Management Programs in Notes to Consolidated Financial Statements.) Within mortgage banking services, the Company funds the mortgage loans on a short-term basis until sale to unrelated investors which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options.

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.2 billion and $2.3 billion at April 30, 1996, and April 30, 1995, respectively. At April 30, 1996, $2.1 billion in medium-term notes and $54 million in other debt securities were outstanding compared to $1.4 billion and $153 million, respectively, in fiscal 1995. (See Financing Activities in the Company's Consolidated Statements of Cash Flows.) From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts. The Company has maintained a leverage ratio between 7 to 1 and 8 to 1 over each of the last three years.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. Committed revolving credit agreements totaling $2.4 billion and uncommitted lines of credit aggregating $359 million are currently in place with 33 domestic and international banks. Management closely evaluates not only the credit quality of the banks but the maturity of the various agreements to ensure ongoing availability. Of the Company's $2.4 billion in committed facilities at April 30, 1996, the full amount was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," in 1996.

                                                           KPMG Peat Marwick LLP


Baltimore, Maryland
May 17, 1996,  except for
the note on capital stock
as to which the date is
June 24, 1996



To the Stockholders and Board of Directors
PHH Corporation:


We consent to incorporation by reference in the Registration Statements on Form S-3 (No. 2-90026, No. 33-63627, No. 33-48125, and No. 33-52669) and Form S-8
(No. 33-38309, No. 33-53282 and No. 33-64617) of PHH Corporation of our report dated May 17, 1996, except for the note on capital stock as to which the date is June 24, 1996, relating to the consolidated balance sheets of PHH Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1996, and the related schedule, which report appears in the April 30, 1996 annual report on Form 10-K of PHH Corporation.


                                                           KPMG Peat Marwick LLP

Baltimore, Maryland
July 26, 1996

                                                PHH Corporation and Subsidiaries

  Consolidated Statements of Income


(In thousands except per share data)
Years ended April 30,                                                                1996             1995            1994
- - - ---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Vehicle management services                                             $  1,371,150     $  1,257,696    $  1,162,483
     Real estate services                                                         812,851          686,836         816,261
     Mortgage banking services                                                    195,599          126,094         155,935
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                2,379,600        2,070,626       2,134,679
Expenses:
     Depreciation on vehicles under operating leases                              944,187          872,495         808,894
     Costs, including interest, of carrying and reselling homes                   681,589          576,385         717,793
     Direct costs of mortgage banking services                                     68,985           40,924          57,091
     Interest                                                                     223,847          173,094         138,617
     Selling, general and administrative                                          321,844          286,410         302,488
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                2,240,452        1,949,308       2,024,883
Income before income taxes                                                        139,148          121,318         109,796
Income taxes                                                                       57,528           49,656          45,238
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $     81,620     $     71,662    $     64,558
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income per share*                                                        $       2.33     $       2.08    $       1.82
- - - ---------------------------------------------------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared June 24, 1996, described in the capital stock note.


                                 See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries

   Consolidated Balance Sheets


(In thousands)
As of April 30,                                                                                       1996            1995
- - - ---------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                                                                          $      9,288    $      3,412
Accounts receivable, less allowance for doubtful
  accounts of $5,478 in 1996 and $6,689 in 1995                                                    468,938         484,230
Carrying costs on homes under management                                                            46,560          45,260
Mortgage loans held for sale                                                                       874,794         712,247
Mortgage servicing rights and fees                                                                 230,209          98,003
Property and equipment, net                                                                         93,089         102,399
Goodwill, net                                                                                       49,081          51,164
Other assets                                                                                       117,999          77,929
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,889,958       1,574,644
- - - ---------------------------------------------------------------------------------------------------------------------------
Assets Under Management Programs:
     Net investment in leases and leased vehicles                                                3,216,224       3,017,231
     Equity advances on homes                                                                      566,808         447,658
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                 3,783,032       3,464,889
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                              $  5,672,990    $  5,039,533
- - - ---------------------------------------------------------------------------------------------------------------------------
Liabilities:
Accounts payable and accrued expenses                                                         $    434,109    $    424,438
Advances from clients and deferred revenue                                                          96,439         101,229
Other debt                                                                                         903,442         735,886
Deferred income taxes                                                                              191,700         158,400
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,625,690       1,419,953
- - - ---------------------------------------------------------------------------------------------------------------------------
Liabilities Under Management Programs                                                            3,438,804       3,079,629
- - - ---------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
     Preferred stock, authorized 3,000,000 shares                                                       --              --
     Common stock, no par value, authorized
       50,000,000 shares; issued and outstanding
       34,661,524* shares in 1996 and 16,890,212
       shares in 1995                                                                               96,081          79,210
     Cumulative foreign currency translation adjustment                                            (23,483)        (16,913)
     Retained earnings                                                                             535,898         477,654
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                                   608,496         539,951
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                                              $  5,672,990    $  5,039,533
- - - ---------------------------------------------------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared June 24, 1996, described in the capital stock note.

                                 See Notes to Consolidated Financial Statements.

                                                PHH Corporation and Subsidiaries


   Consolidated Statements of Cash Flows


(In thousands)
Years ended April 30,                                                                1996             1995            1994
- - - ---------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                              $     81,620     $     71,662    $     64,558
     Adjustments to reconcile income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                            944,187          872,495         808,894
       Other depreciation and amortization                                         30,020           32,095          29,000
       Amortization and write-down of
         servicing rights and fees                                                 37,640           20,089          29,132
       Additions to originated mortgage servicing rights                          (91,134)              --              --
       Additions to excess mortgage servicing fees                                (66,432)         (27,869)        (39,042)
       Deferred income taxes                                                       33,585           41,530          25,694
       Gain on sale of subsidiary                                                 (11,688)              --              --
       Changes in:
         Accounts receivable                                                      (31,211)          (5,913)        (72,536)
         Carrying costs on homes under management                                  (1,507)          (9,011)         15,544
         Mortgage loans held for sale                                            (162,547)          (6,359)       (227,230)
         Accounts payable and accrued expenses                                     32,951          (93,033)        (28,835)
         Advances from clients and deferred revenue                                (4,208)          21,790         (27,146)
         All other operating activity                                             (18,592)          12,983          (5,368)
- - - ---------------------------------------------------------------------------------------------------------------------------
         Cash provided by operating activities                                    772,684          930,459         572,665
- - - ---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Investment in leases and leased vehicles                                  (1,909,805)      (1,785,923)     (1,578,721)
     Repayment of investment in leases and leased vehicles                        582,487          579,835         549,262
     Proceeds from sales and transfers of leases and
       leased vehicles to third parties                                           163,172          109,859         105,087
     Value of homes acquired                                                   (4,649,297)      (6,603,355)     (4,101,894)
     Value of homes sold                                                        4,530,106        6,631,414       4,301,529
     Purchases of mortgage servicing rights                                       (13,316)         (13,826)        (14,223)
     Additions to property and equipment, net of dispositions                     (17,650)         (16,429)        (32,719)
     Acquisitions accounted for as a purchase                                          --               --          (2,594)
     Proceeds from sale of subsidiary                                              33,618               --              --
     All other investing activities                                               (34,583)         (21,114)          1,348
- - - ---------------------------------------------------------------------------------------------------------------------------
         Cash used in investing activities                                     (1,315,268)      (1,119,539)       (772,925)
- - - ---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Net change in borrowings with terms of less than 90 days                    (150,349)         114,462         172,255
     Proceeds from issuance of other borrowings                                 1,914,461        1,195,147       1,040,092
     Principal payment on other borrowings                                     (1,223,110)      (1,074,230)     (1,011,673)
     Stock option plan transactions                                                16,871            4,090           9,554
     Repurchases of common shares                                                      --          (17,019)         (8,721)
     Payment of dividends                                                         (23,376)         (21,809)        (20,850)
- - - ---------------------------------------------------------------------------------------------------------------------------
         Cash provided by financing activities                                    534,497          200,641         180,657
- - - ---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            13,963           (8,174)         19,106
- - - ---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                         5,876            3,387            (497)
Cash at beginning of period                                                         3,412               25             522
- - - ---------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $      9,288     $      3,412    $         25
- - - ---------------------------------------------------------------------------------------------------------------------------

                                 See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries


   Consolidated Statements of Stockholders' Equity


                                                                                                Cumulative
                                                                                                   Foreign
                                                                                                  Currency
(Dollars in thousands except per share data)                            Common Stock           Translation        Retained
Years Ended April 30, 1996, 1995 and 1994                          Shares          Amount       Adjustment        Earnings
- - - ---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1993                                         17,197,785    $     91,306     $    (17,916)   $    384,093
     Net income                                                                                                     64,558
     Cash dividends declared ($.60 per share)*                                                                     (20,850)
(20,850)
     Foreign currency translation adjustment                                                        (3,711)
     Stock option plan transactions,
       net of related income tax benefits                         305,062           9,554
     Repurchases of common shares                                (257,174)         (8,721)
- - - ---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1994                                         17,245,673          92,139          (21,627)        427,801
     Net income                                                                                                     71,662
     Cash dividends declared ($.64 per share)*                                                                     (21,809)
(21,809)
     Foreign currency translation adjustment                                                         4,714
     Stock option plan transactions,
       net of related income tax benefits                         129,660           4,090
     Repurchases of common shares                                (485,121)        (17,019)
- - - ---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995                                         16,890,212          79,210          (16,913)        477,654
     Net income                                                                                                     81,620
     Cash dividends declared ($.68 per share)*                                                                     (23,376)
(23,376)
     Foreign currency translation adjustment                                                        (6,570)
     Stock option plan transactions,
       net of related income tax benefits                         440,550          16,871
     Two-for-one common stock split*                           17,330,762
- - - ---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1996                                         34,661,524    $     96,081     $    (23,483)   $    535,898
- - - ---------------------------------------------------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared June 24, 1996, described in the capital stock note.

                                 See Notes to Consolidated Financial Statements.

                                                PHH Corporation and Subsidiaries

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements, and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Vehicle Management Services
Vehicle management services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee-based services for clients' vehicle fleets. Revenues from these services other than leasing are taken into income over the periods in which the services are provided and the related expenses are incurred.

The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements. The initial lease term typically covers a period of twelve months or more and thereafter may be extended at the option of the lessee. The Company records the cost of leased vehicles as an "investment in leases and leased vehicles." Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method which approximates the contractual terms.

Real Estate Services
Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporations and government agencies. The Company pays transferring employees their equity based on an appraised value of their homes, determined by independent appraisers, after deducting any outstanding mortgages. The Company normally retires the mortgage concurrently with the purchase of the equity; but, in certain circumstances, the Company accepts administrative responsibility for making payments on the mortgages. These mortgages are retired at settlement when the homes are resold, which generally is within six months.

The client normally pays an advance billing for a portion of the costs to be incurred during the period the home is held for resale. These advances are included in "advances from clients." These costs are paid by the Company and are identified as "carrying costs on homes under management" until resale. After resale, a settlement of actual costs and the advance billing is made with the client.

Revenues and the related "costs, including interest, of carrying and reselling homes" are recognized at closing on the resale of a home. Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions.

The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, property dispositions for financial institutions and government agencies and strategic management consulting. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

Mortgage Banking Services
Mortgage banking services primarily include the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans held for resale, are deferred until the loan is sold. Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stipulated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Beginning in 1996, the carrying value of the loans excludes the cost assigned to originated servicing rights. (See note for mortgage servicing rights and fees). Such gains and losses are also increased or decreased by the amount of deferred mortgage servicing fees recorded.

The Company acquires mortgage servicing rights and excess servicing fees by originating or purchasing mortgage loans and selling those loans with servicing retained, or it may purchase mortgage servicing rights separately. The carrying value of mortgage servicing rights and excess servicing fees is amortized over the estimated life of the related loan portfolio.

Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

The Company reviews the recoverability of excess servicing fees by discounting anticipated future excess servicing cash flows at original discount rates utilizing externally published prepayment rates. If the discounted value is less than the recorded balance due to higher than expected prepayments, the difference is recognized as a write-down in the consolidated statement of income.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided by charges to income over the estimated useful lives of such assets. Buildings are depreciated using the straight-line method (25 to 50 years); building improvements, using the straight-line method (10 to 20 years); equipment and leasehold improvements, using either the double-declining balance or straight-line method (3 to 10 years); and externally developed software is capitalized and amortized using the straight-line method (5 years). Expenditures for improvements that increase

PHH Corporation and Subsidiaries

value or that extend the life of the assets are capitalized; maintenance and repairs are charged to operations. Gains or losses from retirements and disposals of property and equipment are included in selling, general and administrative expense.

Goodwill, Net
Goodwill, net represents the excess of cost over the net tangible and intangible assets of businesses acquired net of accumulated amortization. It is being amortized by the straight-line method over various periods up to 40 years and such amortization is included in selling, general and administrative expense.

Assets Under Management Programs
Assets under management programs are held subject to leases or other client contracts. The effective interest rates and maturity characteristics of the leases and other contracts are generally matched with the characteristics of the overall funding program.

Translation of Foreign Currencies
Assets and liabilities of the foreign subsidiaries are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates. Revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included in stockholders' equity including, for years prior to 1991, transaction gains and losses resulting from forward exchange contracts on foreign equity amounts net of income tax effects. Gains and losses resulting from the change in exchange rates realized upon settlement of foreign currency transactions are substantially offset by gains and losses realized upon settlement of forward exchange contracts. Therefore, the resulting net income effect of transaction gains and losses in fiscal years 1994 through 1996 was not significant.

Interest
Interest expense consists of interest on debt incurred to fund working capital requirements and to finance vehicle leasing activities, real estate services and mortgage banking operations. Interest on borrowings used to finance equity advances on homes is included in "costs, including interest, of carrying and reselling homes" and was $29,119 in 1996, $21,102 in 1995, and $23,491 in 1994.
Total interest paid, including amounts within "costs, including interest, of carrying and reselling homes," was $273,198 in 1996, $211,206 in 1995, and $165,406 in 1994.

Income Taxes
The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for US income taxes on cumulative undistributed earnings of foreign subsidiaries since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Undistributed earnings of the foreign subsidiaries at April 30, 1996, were approximately $105,000. The determination of unrecognized deferred US tax liability for unremitted earnings is not practicable. However, it is estimated that foreign withholding taxes of approximately $5,500 may be payable if such earnings were remitted.

Net Income Per Share
Net income per share is based on the weighted average number of shares of common stock outstanding during the year and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. The number of shares used in the calculations, adjusted to reflect the two-for-one common stock split, (see note for capital stock), were 35,074,920 for 1996, 34,505,686 for 1995, and 35,482,068 for 1994.

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

Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges. Market value gains and losses on the Company's foreign currency transaction hedges are recognized in income and substantially offset the foreign exchange gains and losses on the underlying transactions. Market value gains and losses on positions used as hedges in the mortgage banking services operations are deferred and considered in the valuation of the lower of cost or market value of mortgage loans held for sale.

Reclassifications
Certain reclassifications have been made to the prior years' financial statements for comparative purposes.

New Accounting Pronouncements
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective in 1997. Application of this statement will require the Company to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is not expected to significantly affect the consolidated financial statements of the Company.

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net income and net income per share of adopting the fair value-based method is required to be

                                                PHH Corporation and Subsidiaries

presented in the notes to the financial statements. The Company intends to continue using the intrinsic value method and will provide disclosures about its stock-based employee compensation plans in its 1997 financial statements, as required by Statement No. 123.

Divestiture
In February 1996 the Company sold its North American truck fuel and management operations resulting in a net gain of $11,688, which is reflected in vehicle management services revenues.

Mortgage Loans Held for Sale
Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis.

The Company issues mortgage-backed certificates insured or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration. The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $2,483,000 and $1,699,000 at April 30, 1996 and 1995, respectively. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of April 30, 1996, mortgage loans sold with recourse amounted to $113,000. The Company believes adequate reserves are maintained to cover all potential losses.

Mortgage Servicing Rights and Fees
Mortgage servicing rights and fees at April 30 consisted of the following:

                                                  1996          1995
- - - --------------------------------------------------------------------------------
Excess servicing fees                         $122,045      $ 78,848
Purchased mortgage servicing rights             25,977        19,155
Originated mortgage servicing rights            83,500            --
Valuation allowance                             (1,313)           --
- - - --------------------------------------------------------------------------------
                                              $230,209      $ 98,003
- - - --------------------------------------------------------------------------------

Excess servicing fees represent the present value of the differential between the actual servicing fees and normal servicing fees which are capitalized at the time loans are sold with servicing rights retained. Purchased servicing rights represent the cost of acquiring the rights to service mortgage loans for others.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This Statement requires that mortgage servicing rights be recognized when a mortgage loan is sold and servicing rights are retained. The Company adopted SFAS No. 122 effective May 1, 1995, and, accordingly, capitalized originated servicing rights, net of amortization and valuation allowances, of $82,187 in 1996.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on the servicing rights' fair value relative to the loan as a whole. To determine the fair value of mortgage servicing rights, the Company uses market prices for comparable mortgage servicing, when available, or alternatively uses a valuation model that calculates the present value of future net servicing income using assumptions that market participants would use in estimating future net servicing income.

SFAS No. 122 also requires the impairment of originated and purchased servicing rights to be measured based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, excluding those capitalized prior to the adoption of SFAS No. 122, and stratifies them based on the predominant risk characteristic of interest rate band. For each risk stratification, a valuation allowance is maintained for any excess of amortized book value over the current fair value by a charge or credit to income.

Property and Equipment
Property and equipment at April 30 consisted of the following:

                                                   1996          1995
- - - --------------------------------------------------------------------------------
Land                                           $  9,082      $  9,584
Buildings and leasehold improvements             55,215        58,305
Equipment                                       102,353       111,909
Accumulated depreciation
  and amortization                              (81,607)      (87,342)
- - - --------------------------------------------------------------------------------
                                                 85,043        92,456
Capitalized software costs, net                   8,046         9,943
- - - --------------------------------------------------------------------------------
                                               $ 93,089      $102,399
- - - --------------------------------------------------------------------------------

Other Assets
Other assets at April 30 consisted of the following:

                                                   1996          1995
- - - --------------------------------------------------------------------------------
Mortgage-related notes receivable            $   62,242      $ 27,659
Residential properties held for resale           11,048        14,596
Other                                            44,709        35,674
- - - --------------------------------------------------------------------------------
                                               $117,999      $ 77,929
- - - --------------------------------------------------------------------------------

Mortgage-related notes receivable are loans secured by residential real estate. Residential properties held for resale are located primarily in the US and are carried at the lower of cost or net realizable value.

Assets Under Management Programs
Net Investment in Leases and Leased Vehicles
The net investment in leases and leased vehicles at April 30 consisted of the following:

                                              1996           1995
- - - --------------------------------------------------------------------------------
Vehicles under open-end
  operating leases                      $2,519,731     $2,357,425
Vehicles under closed-end
  operating leases                         347,645        288,582
Direct financing leases                    348,043        370,234
Accrued interest on leases                     805            990
- - - --------------------------------------------------------------------------------
                                        $3,216,224     $3,017,231
- - - --------------------------------------------------------------------------------

The Company leases vehicles for initial periods of twelve months or more under either operating or direct financing lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles for 1996 and 1995 were $1,527,000 and $1,452,000, respectively; and the ratio of such repayments to the average net investment in leases and leased vehicles was 49% in 1996 and 50% in 1995.

PHH Corporation and Subsidiaries

The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost of vehicles under this type of operating lease at April 30, 1996 and 1995, was $4,387,000 and $3,898,000, respectively.

Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost of vehicles under these agreements at April 30, 1996 and 1995, was $483,000 and $391,000, respectively. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

Leasing revenues are included in revenues from vehicle management services. Following is a summary of leasing revenues for years ended April 30:

                                           1996           1995         1994
- - - --------------------------------------------------------------------------------
Operating leases                     $1,111,812     $1,017,521     $939,297
Direct financing leases,
  primarily interest                     42,460         40,937       28,852
- - - --------------------------------------------------------------------------------
                                     $1,154,272     $1,058,458     $968,149
- - - --------------------------------------------------------------------------------

The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $10,088 and $8,389 at April 30, 1996 and 1995, respectively; or guarantees to a maximum extent of $21 and $907 at April 30, 1996 and 1995, respectively. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $237,104 and $166,379 at April 30, 1996 and 1995, respectively.

Other managed vehicles with balances aggregating $155,723 and $175,111 at April 30, 1996 and 1995, respectively, are included in special purpose entities whose ownership is deemed unrelated to the Company and whose credit and residual value risk characteristics are ultimately not the Company's responsibility.

Equity Advances on Homes
Equity advances on homes represent advances paid to transferring employees of clients for their equity based on appraised values of their homes.

Other Debt
Other debt at April 30 consisted of the following:

                                                   1996           1995
- - - --------------------------------------------------------------------------------
Commercial paper                               $803,442       $635,886
Medium-term note                                100,000        100,000
- - - --------------------------------------------------------------------------------
                                               $903,442       $735,886
- - - --------------------------------------------------------------------------------

Commercial paper programs are more fully described in the note for Liabilities Under Management Programs. The medium-term note represents an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of seven years payable in full in fiscal 2000.

Income Taxes
Provisions (credits) for income taxes for the years ended April 30 were comprised as follows:

                                    1996          1995          1994
- - - --------------------------------------------------------------------------------
Current income taxes:
   Federal                      $ 12,305      $ (2,958)     $  7,550
   State and local                 3,783         3,464         9,938
   Foreign                         8,140         6,979         2,739
- - - --------------------------------------------------------------------------------
                                  24,228         7,485        20,227
- - - --------------------------------------------------------------------------------

Deferred income taxes:
   Federal                        27,700        39,600        24,452
   State and local                 5,400         4,500        (1,033)
   Foreign                           200        (1,929)        1,592
- - - --------------------------------------------------------------------------------
                                  33,300        42,171        25,011
- - - --------------------------------------------------------------------------------
                                $ 57,528      $ 49,656      $ 45,238
- - - --------------------------------------------------------------------------------

Deferred income taxes are recorded based upon differences between the financial statement and the tax bases of assets and liabilities and available tax credit carryforwards. There was no valuation allowance relating to deferred tax assets. Net deferred tax liabilities as of April 30 were comprised as follows:

                                                   1996          1995
- - - --------------------------------------------------------------------------------
Depreciation                                  $(208,100)    $(197,800)
Accrued liabilities and deferred income          47,500        41,900
Unamortized mortgage servicing rights           (31,100)       (2,500)
- - - --------------------------------------------------------------------------------
                                              $(191,700)    $(158,400)
- - - --------------------------------------------------------------------------------

The portions of the 1996 income tax liability and provision classified as current and deferred are subject to final determination based on the actual 1996 income tax returns. The liability and provision amounts for 1995 have been reclassified to reflect the final determination made in filing the 1995 income tax returns.

The Company received net income tax refunds of $1,330 in 1996 and paid income taxes of $26,049 in 1995 and $35,739 in 1994.

A summary of the differences between the statutory federal income tax rate and the Company's effective income tax rate follows:

                                              1996     1995      1994
- - - --------------------------------------------------------------------------------
Federal income tax
  statutory rate                              35.0%    35.0%     35.0%
   State income taxes,
    net of federal benefit                     4.3      4.5       5.3
   Amortization of goodwill                     .6      1.0       0.7
   Rate increase
    on deferred taxes                          --       --        3.0
   Adjustments of tax
    accruals                                   --       --       (3.0)
   Foreign tax in excess of
    (less than) domestic rate                  1.1     (0.1)      --
   Other                                        .3      0.5       0.2
- - - --------------------------------------------------------------------------------
Effective tax rate                            41.3%    40.9%     41.2%
- - - --------------------------------------------------------------------------------

The Company's US federal income tax returns have been examined by the Internal Revenue Service through April 30, 1993.

                                                PHH Corporation and Subsidiaries

Liabilities Under Management Programs
Borrowings to fund assets under management programs are classified as "liabilities under management programs" and, at April 30, consisted of the following:

                                               1996           1995
- - - --------------------------------------------------------------------------------

Commercial paper                        $ 1,404,094     $1,665,193
Medium-term notes                         1,981,200      1,261,000
Limited recourse debt                         8,595          8,357
Secured notes payable on
  vehicles under lease                       11,570         39,446
Other unsecured debt                         33,345        105,633
- - - --------------------------------------------------------------------------------
                                        $ 3,438,804     $3,079,629
- - - --------------------------------------------------------------------------------

Commercial paper, all of which matures within 90 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 5.5% and 6.3% at April 30, 1996 and 1995, respectively.

Medium-term notes represent unsecured loans which mature in 1997. The weighted average interest rates on medium-term notes were 5.5% and 6.4% at April 30, 1996 and 1995, respectively.

Limited recourse debt and secured notes payable on vehicles under lease primarily consist of secured loans arranged for certain clients for their convenience. The lenders hold a security interest in the lease payments and the clients' leased vehicles. The debt and notes payable mature concurrently with the related lease payments. The aggregate lease payments due from the lessees exceed the loan repayment requirements. The weighted average interest rates on secured debt were 5.2% and 6.4% at April 30, 1996 and 1995, respectively.

The Company has unsecured committed credit agreements with various banks totaling $2,377,000. These agreements have both fixed and evergreen maturities ranging from June 13, 1996, to April 30, 1999. The evergreen revolving credit agreements require a notice of termination of one to three years. Interest rates under all revolvers are either at fixed rates or vary with the prime rate or the London Interbank Offered Rate. Under these agreements, the Company is obligated to pay annual commitment fees which were $2,471 and $2,904 in 1996 and 1995, respectively. The Company has other unused lines of credit of $341,000 and $262,000 at April 30, 1996 and 1995, respectively, with various banks.

Other unsecured debt, all of which matures in 1997, includes other borrowings under short-term lines of credit and other bank facilities. The weighted average interest rates on unsecured debt was 6.2% at both April 30, 1996 and 1995.

Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. These projections of estimated liquidations of assets under management programs and the related estimated repayment of liabilities under management programs as of April 30, 1996, as set forth in the table below, indicate that the actual repayments of liabilities under management programs will be different than required by contractual maturities.

                            Assets Under     Liabilities Under
                     Management Programs   Management Programs
- - - --------------------------------------------------------------------------------
1997                         $ 1,999,332           $ 1,754,684
1998                           1,062,884               990,171
1999                             480,217               455,905
2000                             154,399               153,038
2001                              51,583                51,497
2002-2006                         34,617                33,509
- - - --------------------------------------------------------------------------------
                             $ 3,783,032           $ 3,438,804
- - - --------------------------------------------------------------------------------

Stock Option Plans
The Company's employee stock option plan allows for options to be granted to key employees for the purchase of common stock at prices not less than fair market value on the date of grant. Either incentive stock options or non-statutory stock options may be granted under the plans. The Company's Directors' stock option plan allows for options to be granted to outside Directors of the Company for the purchase of common stock at prices not less than fair market value on the date of grant. Options become exercisable after one year from date of grant on a vesting schedule provided by the plans, and expire ten years after the date of the grant. Option transactions during 1996, 1995, and 1994 were as follows:

                                        Number of        Option Price
                                           Shares           per Share
- - - --------------------------------------------------------------------------------
Outstanding April 30, 1993              1,971,570    $18.13 to $39.63
   Granted                                199,450    $39.00 to $42.00
   Exercised                             (305,062)   $18.13 to $37.75
   Canceled                               (97,785)   $27.00 to $39.63
- - - --------------------------------------------------------------------------------
Outstanding April 30, 1994              1,768,173    $19.88 to $42.00
   Granted                                234,700    $35.50 to $37.00
   Exercised                             (129,660)   $19.88 to $37.75
   Canceled                              (200,245)   $24.50 to $41.13
- - - --------------------------------------------------------------------------------
Outstanding April 30, 1995              1,672,968    $19.88 to $42.00
   Granted                                190,750    $39.88 to $53.12
   Exercised                             (443,083)   $27.00 to $40.62
   Canceled                              (112,650)   $27.00 to $39.88
   Two-for-one common
     stock split                        1,307,985
- - - --------------------------------------------------------------------------------
Outstanding April 30, 1996*             2,615,970     $9.94 to $26.56
- - - --------------------------------------------------------------------------------
Exercisable April 30, 1996*             2,256,070     $9.94 to $21.00
- - - --------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared on June 24, 1996, described in the capital stock note.

In addition to outstanding options, at April 30, 1996, there were 2,543,402 shares of common stock reserved (adjusted for the two-for-one common stock split), including 1,571,544 shares for issuance under future employee stock option plan awards, 863,858 shares for future issuance under the employee investment plan and 108,000 shares for future issuance under the Director's stock option plan.

Capital Stock
On June 24, 1996, the Board of Directors authorized a two-for-one common stock split, distributable July 31, 1996, to stockholders of record on July 5, 1996. All per share amounts herein and data as to outstanding and exercisable common stock options at April 30, 1996, have been adjusted for the common stock split.

On April 10, 1996, the Company declared a dividend of one preferred share purchase right for each share of common stock outstanding on April 10, 1996. This dividend is a continuation of the dividend which expired on April 10, 1996. Each right entitles the

PHH Corporation and Subsidiaries

holder to purchase 1/100th of a share of series A Junior Participating Preferred Stock at an exercise price of $88 (adjusted for the two-for-one common stock split), subject to future adjustment. The rights become exercisable in the event any party acquires or announces an offer to acquire 20% or more of the Company's common stock. The rights expire April 10, 2006, and are redeemable at $.025 (adjusted for the two-for-one common stock split) per right prior to the time any party owns 20% or more of the Company's outstanding common stock. In the event the Company enters into a consolidation or merger after the time rights are exercisable, the rights provide that the holder will receive, upon exercise of the right, shares of common stock of the surviving company having a market value of twice the exercise price of the right. Until the earlier of the time the rights become exercisable, are redeemed or expire, the Company will issue one right with each new share of common stock issued. The Company has designated 400,000 (adjusted for the two-for-one common stock split) shares of the authorized preferred shares as series A Junior Participating Preferred Stock for issuance upon exercise of the rights.

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

Net costs included the following components for the years ended April 30:

                                      1996           1995           1994
- - - --------------------------------------------------------------------------------
Service cost                      $  5,038       $  4,597       $  4,604
Interest cost                        7,607          6,742          6,181
Actual return on assets            (10,977)        (3,144)        (2,049)
Net amortization and deferral        5,515         (1,698)        (2,050)
- - - --------------------------------------------------------------------------------
Net cost                          $  7,183       $  6,497       $  6,686
- - - --------------------------------------------------------------------------------

A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheets at April 30 follows:

                                                  Funded Plans
- - - --------------------------------------------------------------------------------
                                                 1996           1995
- - - --------------------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                    $ 61,766       $ 49,799
   Unvested                                     6,447          6,428
- - - --------------------------------------------------------------------------------
                                             $ 68,213       $ 56,227
- - - --------------------------------------------------------------------------------

Projected benefit obligation                 $ 88,892       $ 75,537
Funded assets, at fair value                  (78,851)       (60,558)
Unrecognized net loss from past
  experience different from that assumed
  and effects of changes in assumptions        (6,409)        (8,906)
Unrecognized prior service cost                   (62)           (94)
Unrecognized net obligation                      (137)           (93)
- - - --------------------------------------------------------------------------------
Recorded liability                           $  3,433       $  5,886
- - - --------------------------------------------------------------------------------


                                                  Unfunded Plans
                                                 1996           1995
- - - --------------------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                    $ 12,196       $  8,591
   Unvested                                       786            965
- - - --------------------------------------------------------------------------------
                                             $ 12,982       $  9,556
- - - --------------------------------------------------------------------------------

Projected benefit obligation                 $ 16,167       $ 13,433
Unrecognized net loss from past
  experience different from that assumed
  and effects of changes in assumptions        (1,885)          (849)
Unrecognized prior service cost                (3,049)        (2,598)
Unrecognized net obligation                    (1,392)        (1,624)
Minimum liability adjustment                    3,141          1,194
- - - --------------------------------------------------------------------------------
Recorded liability                           $ 12,982       $  9,556
- - - --------------------------------------------------------------------------------

Significant percentage assumptions used in determining the cost and obligations under the US pension and unfunded supplemental retirement plans are as follows:

                                      1996       1995       1994
- - - --------------------------------------------------------------------------------
Discount rate                         8.00%      8.50%      8.25%
Rate of increase in
   compensation                       5.00       5.00       5.00
Long-term rate of
   return on assets                   9.50       9.50      10.00
- - - --------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions
The Company provides healthcare and life insurance benefits for certain retired employees up to the age of 65. Such postretirement benefits costs for 1996, 1995 and 1994 were $1,523, $1,474 and $1,551, respectively. A summary of the plan's status and the Company's recorded liability recognized in the consolidated balance sheets at April 30 follows:


                                                  1996        1995
- - - --------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
    Active employees                          $  5,732    $  5,574
    Current retirees                             1,743       1,785
- - - --------------------------------------------------------------------------------
                                                 7,475       7,359
Unrecognized transition obligation              (4,995)     (5,289)
Unrecognized net gain                            1,081         248
- - - --------------------------------------------------------------------------------
Recorded liability                            $  3,561    $  2,318
- - - --------------------------------------------------------------------------------


Investment Plan
Under provisions of the Company's employee investment plan, a qualified retirement plan, eligible employees may generally have up to 10% of their base salaries withheld and placed with an independent custodian and elect to invest in common stock of the Company, an index equity fund, a growth equity fund, an international equity fund, a fixed income fund, an asset allocation fund and/or a money market fund. The Company's contributions vest proportionately in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. The Company matches, in common stock of the Company, employee contributions to 3% of their base salaries, with an additional 3% match available at the end of the year based on the Company's operating results. The Company's additional matches of employee contributions greater than 3% up to 6%, were 75% in 1996 and 50% in 1995 and 1994. The additional match, initially invested in a money market fund, can be redirected by the employee into any of the investment elections noted above. The Company's expenses for contributions were $4,810, $4,483, and $4,020 for the years ended April 30, 1996, 1995 and 1994, respectively.

                                                PHH Corporation and Subsidiaries

Lease Commitments
Total rental expenses relating to office facilities and equipment were $23,519, $24,195, and $27,264 for 1996, 1995 and 1994, respectively. Minimum rental commitments under non-cancelable leases with remaining terms in excess of one year are as follows:

- - - --------------------------------------------------------------------------------
1997         $ 14,980         2001                     $  6,406
1998         $ 13,619         2001-2006                $ 13,071
1999         $ 10,395         2007 and thereafter      $  4,158
2000         $  7,294
- - - --------------------------------------------------------------------------------

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

The Company is contingently liable under the terms of an agreement involving its discontinued aviation services segment for payment of Industrial Revenue Bonds issued by local governmental authorities operating at two airports. The Company believes its allowance for disposition loss is sufficient to cover all potential liability.

Fair Value of Financial Instruments
and Servicing Rights
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

(bullet) Cash, accounts receivable, certain other assets and commercial paper borrowings. Due to the short-term nature of these financial instruments, the carrying value equals or approximates fair value.

(bullet) Mortgage loans held for sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions, used to reduce the risk of adverse price fluctuations, for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, are included in the carrying amount of mortgage loans held for sale.

(bullet) Mortgage servicing rights and fees. Fair value is estimated by discounting the expected net cash flow of servicing rights and deferred mortgage servicing fees using discount rates that approximate market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

(bullet) Borrowings. Fair value of borrowings, other than commercial paper, is estimated based on quoted market prices or market comparables.

(bullet) Interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options. The fair value of interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

The following table sets forth information about financial instruments, except for those noted above for which the carrying value approximates fair value, at April 30, 1996 and 1995:


                                                          1996                                      1995
- - - ---------------------------------------------------------------------------------------------------------------------------
                                                                    Estimated                                Estimated
                                          Notional     Carrying          Fair       Notional     Carrying         Fair
                                            Amount       Amount         Value         Amount       Amount        Value
Assets:
  Mortgage loans held for sale            $     --     $  874,794    $  874,794     $     --    $  712,247   $  712,247
  Excess mortgage servicing fees                --        122,045       132,586           --        78,848       86,982
  Originated mortgage servicing rights          --         82,187        88,516           --            --           --
  Purchased mortgage servicing rights           --         25,977        34,241           --        19,155       20,333
Liabilities--Medium-term notes                  --      2,081,200     2,080,827           --     1,361,000    1,361,198

Off balance sheet:
  Interest rate swaps                    1,858,597                                 1,740,964
     In a gain position                                        --         3,164                         --        8,350
     In a loss position                                        --       (11,192)                        --       (4,693)

Foreign exchange forwards                  125,031             --           (12)      80,600            --          (54)

Mortgage-related positions:*
  Forward delivery commitments           1,630,000         (1,156)       11,402    1,089,500        12,951       (3,441)
  Option contracts to sell                 345,000          1,786           518      143,500           729         (318)
  Option contracts to buy                  800,000          4,280           148      110,000           483          488

* Gains (losses) on mortgage-related positions are already included in the determination of market value of mortgage loans held for sale.

PHH Corporation and Subsidiaries

Derivative Financial Instruments
The Company employs interest rate swap agreements to match effectively the fixed or floating rate nature of liabilities to the assets funded. A key assumption in the following information is that rates remain constant at April 30, 1996 levels. To the extent that rates change, both the maturity and variable interest rate information will change. However, the net rate the Company pays remains matched with the assets funded.

The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps employed at April 30, 1996. These characteristics are effectively offset within the portfolio of assets funded by the Company.



                                                                              Maturities
                                   Total         1997         1998          1999         2000         2001         2002
- - - -----------------------------------------------------------------------------------------------------------------------
US
- - - -----------------------------------------------------------------------------------------------------------------------
Commercial Paper:
  Pay fixed/receive floating:
  Notional value               $  467,301   $  189,564   $  152,628   $    75,786   $   31,423   $   11,250   $   6,650
  Weighted average receive rate                  5.43%        5.43%         5.43%        5.43%        5.43%       5.43%
  Weighted average pay rate                      6.22%        6.26%         6.48%        6.56%        6.34%       6.50%

Medium-Term Notes:
  Pay floating/receive fixed:
  Notional value                  150,000      150,000
  Weighted average receive rate                  6.98%
  Weighted average pay rate                      5.39%

  Pay floating/receive floating:
  Notional value                  806,200      806,200
  Weighted average receive rate                  5.49%
  Weighted average pay rate                      5.37%

Canada
- - - -----------------------------------------------------------------------------------------------------------------------
Commercial Paper:
  Pay fixed/receive floating:
  Notional value                   63,504       33,296       20,212         8,085        1,911
  Weighted average receive rate                  4.85%        4.85%         4.85%        4.85%
  Weighted average pay rate                      6.97%        6.85%         6.49%        7.29%

  Pay floating/receive floating:
  Notional value                   76,488       39,078       24,439        10,321        2,261          389
  Weighted average receive rate                  6.92%        7.24%         7.41%        7.40%        7.70%
  Weighted average pay rate                      5.22%        5.22%         5.22%        5.22%        5.22%

UK
- - - -----------------------------------------------------------------------------------------------------------------------
Commercial Paper:
  Pay fixed/receive floating:
  Notional value                  295,104       87,521       90,083        67,788       33,141       16,571

  Weighted average receive rate                  6.07%        6.07%         6.07%        6.07%        6.07%
  Weighted average pay rate                      7.46%        6.05%         8.11%        6.93%        7.18%
- - - -----------------------------------------------------------------------------------------------------------------------
Total                          $1,858,597   $1,305,659   $  287,362   $   161,980   $   68,736   $   28,210   $   6,650
- - - -----------------------------------------------------------------------------------------------------------------------

For the years ended April 30, 1996 and 1995, the Company's hedging activities increased interest expense $1,510 and $1,496, respectively, and had no effect on its weighted average borrowing rate. For the same period in 1994, hedging activities increased interest expense $12,632 and increased the weighted average borrowing rate 0.3%.

The Company enters into foreign exchange contracts as hedges against currency fluctuation on certain intercompany loans. Such contracts effectively offset the currency risk applicable to approximately $125,031 and $80,600 of obligations at April 30, 1996 and 1995, respectively.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial condition of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

                                                PHH Corporation and Subsidiaries

Business Segments
The Company's operations are classified into three business segments: vehicle management services, real estate services and mortgage banking services. Vehicle management services and real estate services are provided in North America and Europe. Mortgage banking services are provided in the US. Selected information by business segment and geographic area follows:


   Business Segments


(In thousands)
Years Ended April 30,                                  1996            1995            1994
- - - --------------------------------------------------------------------------------------------------
Revenues:
  Vehicle management services                  $  1,371,150    $  1,257,696    $  1,162,483
  Real estate services                              812,851         686,836         816,261
  Mortgage banking services                         195,599         126,094         155,935
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $  2,379,600    $  2,070,626    $  2,134,679
- - - --------------------------------------------------------------------------------------------------
Income before income taxes:
  Vehicle management services                  $     64,536    $     55,668    $     46,230
  Real estate services                               31,841          35,219          21,500
  Mortgage banking services                          42,771          30,431          42,066
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $    139,148    $    121,318    $    109,796
- - - --------------------------------------------------------------------------------------------------
Identifiable assets:
  Vehicle management services                  $  3,562,737    $  3,413,080    $  3,120,154
  Real estate services                              841,881         723,698         807,119
  Mortgage banking services                       1,268,372         902,755         839,510
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $  5,672,990    $  5,039,533    $  4,766,783
- - - --------------------------------------------------------------------------------------------------
Capital expenditures:
  Vehicle management services                  $     10,663    $      8,536    $     10,250
  Real estate services                                9,775           9,103           8,839
  Mortgage banking services                           3,090           1,668          17,023
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $     23,528    $     19,307    $     36,112
- - - --------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Vehicle management services                  $    960,584    $    891,361    $    825,609
  Real estate services                               10,290          10,054           8,921
  Mortgage banking services                          40,973          23,264          32,496
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $  1,011,847    $    924,679    $    867,026
- - - --------------------------------------------------------------------------------------------------



   Geographic Areas


(In thousands)
Years Ended April 30,                                  1996            1995            1994
- - - --------------------------------------------------------------------------------------------------
Revenues:
  North America                                $  2,181,805    $  1,894,050    $  1,954,106
  Europe                                            197,795         176,576         180,573
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $  2,379,600    $  2,070,626    $  2,134,679
- - - --------------------------------------------------------------------------------------------------
Income before income taxes:
  North America                                $    123,957    $    113,942    $    106,895
  Europe                                             15,191           7,376           2,901
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $    139,148    $    121,318    $    109,796
- - - --------------------------------------------------------------------------------------------------
Identifiable assets:
  North America                                $  5,086,009    $  4,492,213    $  4,211,169
  Europe                                            586,981         547,320         555,614
- - - --------------------------------------------------------------------------------------------------
  Consolidated                                 $  5,672,990    $  5,039,533    $  4,766,783
- - - --------------------------------------------------------------------------------------------------

PHH Corporation and Subsidiaries


   Quarterly Financial Data (Unaudited)


(In thousands except per share data)                                        Year ended April 30, 1996
- - - ---------------------------------------------------------------------------------------------------------------------------
Quarter                                            First           Second           Third           Fourth            Year
Revenues                                    $    581,857     $    589,770    $    586,717     $    621,256    $  2,379,600
Income before income taxes                  $     31,663     $     33,217    $     33,080     $     41,188    $    139,148
Net income                                  $     18,301     $     19,564    $     19,482     $     24,273    $     81,620
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $        .52     $        .57    $        .54     $        .70    $       2.33
- - - ---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .17     $        .17    $        .17     $        .17    $        .68
- - - ---------------------------------------------------------------------------------------------------------------------------
Closing price range of stock:*

     High                                   $     23 3/4     $     23 3/8    $     25 3/4     $     28 3/8    $     28 3/8
     Low                                    $     19 5/8     $     21        $     21 7/8     $     24 1/2    $     19 5/8
- - - ---------------------------------------------------------------------------------------------------------------------------

                                                                            Year ended April 30, 1995
- - - ---------------------------------------------------------------------------------------------------------------------------
Quarter                                            First           Second           Third           Fourth            Year
Revenues                                    $    520,308     $    510,137    $    494,141     $    546,040    $  2,070,626
Income before income taxes                  $     28,035     $     29,874    $     28,254     $     35,155    $    121,318
Net income                                  $     16,515     $     17,612    $     16,762     $     20,773    $     71,662
- - - ---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $        .47     $        .51    $        .49     $        .61    $       2.08
- - - ---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .16     $        .16    $        .16     $        .16    $        .64
- - - ---------------------------------------------------------------------------------------------------------------------------
Closing price range of stock:*
     High                                   $     19 3/8     $     19        $     19         $     20 1/4    $     20 1/4
     Low                                    $     17 1/2     $     17 3/8    $     16 3/4     $     17 5/8    $     16 3/4
- - - ---------------------------------------------------------------------------------------------------------------------------

* Reflects two-for-one common stock split declared June 24, 1996. See capital stock note in Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to the Directors is contained on pages 2 through 6 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Executive Officers of the Registrant


                                                                                        An Executive Officer
         Office Held                                 Name---Age                           Since Fiscal Year
Chairman of the Board, President
     and Chief Executive Officer                     Robert D. Kunisch - 55                    1982
Senior Vice President                                William F. Adler - 52                     1986
Senior Vice President                                Eugene A. Arbaugh - 58                    1987
Senior Vice President, Chief Financial Officer
and Treasurer                                        Roy A. Meierhenry - 57                    1987
Senior Vice President                                H. Robert Nagel - 52                      1992
Vice President and Secretary                         Samuel H. Wright - 50                     1983
Vice President                                       David T. Aldridge - 49                    1996
Vice President                                       Donna C. Easton - 48                      1988
Vice President                                       Terence W. Edwards - 41                   1995
Vice President                                       Terry E. Kridler - 49                     1986
Vice President                                       Edwin F. Miller - 53                      1990
Corporate Controller                                 Nan A. Grant - 44                         1991


Officers are elected by the Board of Directors to serve at the pleasure of the Board. There is no family relationship between any of such persons. Each of the persons named above has been employed by the Company or one of its subsidiaries for more than the past five years except David Aldridge, who was Executive Vice President and Chief Information Officer for Banc One Mortgage and was Vice
President and Chief Technology Officer for Banc One Diversified Services Corporation.


Item 11.  Executive Compensation


Information with respect to executive compensation is contained on pages 9 through 17 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which information is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is contained on pages 7 and 8 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                       PAGE
                                                                                     NUMBER
 (a) 1.  Index to Financial Statements

     Report and Consent of Independent Auditors                                     12
     Consolidated Financial Statements of PHH Corporation
         and Subsidiaries and related notes:
            Consolidated  Statements of Income for the years ended April 30,
            1996, 1995, and 1994                                                    13
            Consolidated Balance Sheets at April 30, 1996 and 1995                  14
            Consolidated  Statements of Cash Flows for the years ended April 30,
            1996, 1995 and 1994                                                     15
            Consolidated Statements of Stockholders' Equity for the years ended
            April 30, 1996, 1995 and 1994                                           16
            Notes to Consolidated Financial Statements                              17

     2.  Index to Financial Statement Schedules

     Consolidated Schedules of PHH Corporation and Subsidiaries for the years ended April 30, 1996, 1995 and 1994:

     Schedule II--Valuation and Qualifying Accounts                                 32

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

     10-1     Amended and Restated Stock Compensation Plan of 1990 filed  as
              Exhibit 4(a) to Registration No. 33-53282 (*)

     10-2 Outside Directors Stock Option Plan filed as Exhibit 4(b) to Registration No. 33-38309 (*).

     10-3 Amended and Restated Employee Investment Plan filed as Exhibit 4 to Registration Statement No. 33-64617 (*).

     10-4 Amended and Restated Directors Deferred Compensation Plan for Corporate Directors filed as Exhibit 10-3 to Form 10-K for fiscal year ended April 30, 1993 and as amended on April 18, 1994 and as amended on February 26, 1996 (**).

     10-5 Directors Deferred Stock Plan filed as Exhibit 10-4 to Form 10-K for fiscal year ended April 30, 1994 and as amended on April 18, 1994 and by Amendment No. 2 on June 24, 1996 (**).

     10-6 Executive Deferred Compensation Plan and Form of Executive Deferred Compensation Plan Trust Agreement filed as Exhibit 10-5 to Form 10-K for fiscal year ended April 30, 1994, as amended by Amendment No. 1 on February 28, 1994, filed as
              Exhibit 10-6 to Form 10-K for fiscal year ended April 30, 1995 and Amendment No.2 on February 26, 1996 (**).

     10-7 Long-Term Incentive Plan (FY 95-96-97) filed as Exhibit 10-7 to Form 10-K for fiscal year ended April 30, 1994 (*).

     10-8     Long-Term Incentive Plan (FY 97-98-99) (**).

     10-9 Corporate Incentive Plan (FY 97) and CEO & President Incentive Plan (FY97) (**).

     10-10 Amended and Restated Supplemental Executive Retirement Plan, filed as Exhibit 10-10 to Form 10-K for fiscal year ended April 30, 1989, as amended by First Amendment on June 18, 1990, filed as Exhibit 10-12 to Form 10-K for fiscal year ended April 30, 1990, by Second Amendment on November 11, 1991, filed as Exhibit 10-8 to Form 10-K for fiscal year ended April 30, 1993, by Third Amendment on February 28, 1994 filed as Exhibit 10-10 for fiscal year April 30, 1994 and by Fourth Amendment on April 10, 1995, filed as Exhibit 10-11 to Form 10-K for fiscal year ended April 30, 1995 (*).

     10-11 Form of Amended and Restated Supplemental Executive Retirement Agreement filed as Exhibit 10-11 to Form 10-K for fiscal year ended April 30, 1994 (*).

     10-12 Amended and Restated Excess Benefit Plan filed as Exhibit 10-12 to Form 10-K for fiscal year ended April 30, 1994 and as amended by Amendment No. 1 on February 26, 1996 (**).

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

     10-14    Amended and Restated Senior Executive  Severance Plan filed as
              Exhibit  10-14 to Form 10-K for fiscal  year  ended  April 30,
              1990 (*).

     10-15 Form of Distribution Agreement between the Company and The First Boston Corporation; Goldman, Sachs & Co., Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc., dated March 26, 1993, filed as Exhibit 1 to Registration Statement 33-59376 (*).

     10-16 Form of Distribution Agreement between the Company and Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch,
              Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc., dated July 5, 1994, filed as Exhibit 1 to Registration Statement 33-52669 (*).

     10-17 Form of Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration Statement 33-63627.

     10-18 Form of Rights Agreement between the Company and Maryland National Bank dated as of March 17, 1986, filed as an exhibit to the Form 8-K for the month of March 1986 and amended January 16, 1989, filed as an exhibit to Form 8-K for the month of January 1989 and amended April 6, 1992, filed as
              Exhibit 10-15 to Form 10-K for the fiscal year ended April 30, 1992 (*).

     10-19 Form of Rights Agreement between the Company and First Chicago Trust Company of New York dated as of March 15, 1996, filed as an exhibit to the Form 8-K and Form 8-A for the month of March 1996 (*)

     11 Schedule containing information used in the computation of net income per share(**).

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

 (b) Reports on Form 8-K

     There was one report on Form 8-K filed during the fourth quarter of fiscal 1996.

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

Principal Executive Officer:

ROBERT D. KUNISCH                                                  July 26, 1996
Robert D. Kunisch
Chairman of the Board,
Chief Executive Officer
and President


Principal Financial Officer:

ROY A. MEIERHENRY                                                  July 26, 1996
Roy A. Meierhenry
Senior Vice President,
Chief Financial Officer and Treasurer


Principal Accounting Officer:

NAN A. GRANT                                                       July 26, 1996
Nan A. Grant
Corporate Controller


Majority of the Board of Directors:

Robert D. Kunisch, James S. Beard,
Andrew F. Brimmer, George L. Bunting, Jr.,
Alan P. Hoblitzell, Jr., Paul X. Kelley,
L. Patton Kline, Francis P. Lucier, Kent C. Nelson,
Donald J. Shepard, Anne M. Tatlock,
Alexander B. Trowbridge


ROBERT D. KUNISCH                                                  July 26, 1996
Robert D. Kunisch
As Attorney-in-fact

                        PHH Corporation and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1996, 1995 and 1994




             COLUMN A                            COLUMN B            COLUMN C                       COLUMN D         COLUMN E
             --------                            --------            --------                       --------         --------
                                                                      CHARGED
                                                BALANCE AT          (CREDITED)                                        BALANCE
                                               BEGINNING OF        TO OPERATING                                       AT END
           DESCRIPTION                             YEAR              EXPENSES     OTHERS (a)      DEDUCTIONS(b)       OF YEAR

VALUATION ACCOUNTS DEDUCTED
     IN THE BALANCE SHEET FROM
     ASSETS TO WHICH THEY APPLY

     Accounts receivable                  $    6,689,000          $ 3,099,000     $  (977,000)     $  3,333,000       $ 5,478,000
     Net investment in leases and
       leased vehicles                         8,486,000            1,160,000              --           284,000         9,362,000
     Carrying costs on homes under
       management                              1,650,000                   --                               --          1,650,000
     Mortgages held for sale and
       mortgage-related notes receivable      11,883,000           25,227,000              --        18,563,000        18,547,000
     Real estate management programs             974,000              264,000              --           898,000           340,000
                                          --------------         ------------     -----------      ------------       -----------
       YEAR ENDED APRIL 30, 1996          $   29,682,000          $29,750,000     $  (977,000)     $ 23,078,000       $35,377,000
                                          ==============         ============     ===========      ============       ===========

       Accounts receivable                $    6,525,000          $ 2,708,000              --      $  2,544,000       $ 6,689,000
     Net investment in leases and
       leased vehicles                         5,862,000            2,648,000              --            24,000         8,486,000
     Carrying costs on homes under
       management                              1,650,000                   --              --                --         1,650,000
     Mortgages held for sale and
       mortgage-related notes receivable       6,352,000           11,122,000                         5,591,000        11,883,000
     Real estate management programs           1,732,000             (758,000)             --                --           974,000
                                          --------------         ------------     -----------      ------------       -----------
       YEAR ENDED APRIL 30, 1995          $   22,121,000         $ 15,720,000     $        --      $  8,159,000       $29,682,000
                                          ==============         ============     ===========      ============       ===========

     Accounts receivable                  $    8,453,000           $3,299,000     $    22,000      $  5,249,000       $ 6,525,000
     Net investment in leases and
       leased vehicles                         8,282,000           (1,669,000)             --           751,000         5,862,000
     Carrying costs on homes under
       management                              1,301,000              349,000              --                --         1,650,000
     Mortgages held for sale and
       mortgage-related notes receivable       7,530,000                8,000              --         1,186,000         6,352,000
     Real estate management programs           2,001,000             (269,000)             --                --         1,732,000
                                          --------------         ------------     -----------      ------------       -----------
       YEAR ENDED APRIL 30, 1994          $   27,567,000         $  1,718,000     $    22,000      $  7,186,000       $22,121,000
                                          ==============         ============     ===========      ============       ===========


NOTES:   (a)  Amounts relate to acquisitions, divestitures and reclassifications of prior year amounts.
         (b)  Deductions  from  reserves  represent  accounts  charged off, less recoveries, and foreign translation gains and losses.
         (c)  Amounts have been restated for comparative purposes.