Form 10-Q
period 1996-07-31
PHH CORP
filed 1996-09-13
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   ---------

                                   FORM 10-Q
                                   ---------

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JULY 31, 1996
                                                 -------------

                                       OR

         ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to _____

                         Commission File Number 1-7797
                                                ------

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

                                 (410) 771-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X     No
                                          ---       ----

Number of shares of PHH Corporation common stock outstanding on August 31, 1996 was 34,831,643.

Total number of pages - - 15

                                PHH CORPORATION

                                     INDEX
                ------------------------------------------------

                                                                                                 Page No.
PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months Ended July 31, 1996 and 1995                                      3

                      Condensed Consolidated Balance Sheets --
                           July 31, 1996 and April 30, 1996                                         4

                      Condensed Consolidated Statements of Cash Flows--
                           Three Months Ended July 31, 1996 and 1995                                5

                      Notes to Condensed Consolidated Financial
                           Statements                                                               6

                 Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           7


PART II--OTHER INFORMATION:

                 Item 4 - Submission of Matters to a Vote of Security Holders                      11
                 Item 6 - Exhibits and Reports on Form 8-K                                         11

                 Index to Exhibits                                                                 12

                 Signatures                                                                        15

                         PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

(In thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       July 31,

                                                                                                 1996               1995
                                                                                                 ----               ----
Revenues:
    Vehicle management services                                                           $   339,236          $ 333,762
    Real estate services                                                                      217,029            204,452
    Mortgage banking services                                                                  69,392             43,643
                                                                                              625,657            581,857
Expenses:
    Depreciation on vehicles under
       operating leases                                                                       238,485            231,488
    Costs, including interest, of
       carrying and reselling homes                                                           180,372            175,543
    Direct costs of mortgage banking
       services                                                                                29,812             12,280
    Interest                                                                                   57,231             53,452
    Selling, general and administrative                                                        82,644             77,431
                                                                                              588,544            550,194

Income before income taxes                                                                     37,113             31,663

Income taxes                                                                                   15,341             13,362

Net income                                                                                $    21,772          $  18,301


Net income per share                                                                      $       .61          $     .52


                            See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                    July 31, 1996            April 30, 1996
                                                                                    -------------            --------------
                                                                                     (Unaudited)
(In thousands)
Assets:
Cash                                                                                $      9,854             $      9,288
Accounts receivable, less allowance for
    doubtful accounts of $5,723 at July 31
    and $5,478 at April 30                                                               454,804                  468,938
Carrying costs on homes under management                                                  43,476                   46,560
Mortgage loans held for sale                                                             900,511                  874,794
Mortgage servicing rights and fees                                                       259,947                  230,209
Property and equipment, net                                                               91,133                   93,089
Goodwill, net                                                                             48,189                   49,081
Other assets                                                                             118,367                  117,999
                                                                                       1,926,281                1,889,958

Assets Under Management Programs:
    Net investment in leases and leased vehicles                                       3,269,968                3,216,224
    Equity advances on homes                                                             635,836                  566,808
                                                                                       3,905,804                3,783,032

                                                                                    $  5,832,085             $  5,672,990

Liabilities:
Accounts payable and accrued expenses                                               $    465,176             $    434,109
Advances from clients and deferred revenue                                                99,120                   96,439
Other debt                                                                               836,601                  903,442
Deferred income taxes                                                                    201,700                  191,700
                                                                                       1,602,597                1,625,690

Liabilities Under Management Programs                                                  3,600,047                3,438,804

Stockholders' Equity:
    Preferred stock, authorized 3,000,000 shares                                              __                       __
    Common stock, no par value, authorized
      75,000,000 shares;  issued and out-
      standing 34,806,602 shares at July 31
      and 34,661,524 shares at April 30                                                   98,604                   96,081
    Cumulative foreign currency translation
      adjustment                                                                         (20,225)                 (23,483)
    Retained earnings                                                                    551,062                  535,898
                                                                                         629,441                  608,496

                                                                                    $  5,832,085             $  5,672,990


                            See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                       Three Months Ended July 31,

(In thousands)                                                                           1996                  1995
                                                                                         ----                  ----
Operating Activities:
    Net income                                                                      $  21,772           $    18,301
    Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                                238,485               231,488
       Other depreciation and amortization                                              8,613                 8,229
       Amortization and write-down of
           capitalized servicing rights and fees                                       11,815                 5,666
       Additions to originated mortgage servicing rights                              (26,185)              (16,615)
       Additions to excess mortgage servicing fees                                    (16,222)              (12,145)
       Deferred income taxes                                                            9,734                 7,521
       Gain on sale of assets                                                          (2,944)                    -
       Changes in:
         Accounts receivable                                                           16,093                 3,056
         Carrying costs on homes under management                                       3,188                 2,095
         Mortgage loans held for sale                                                 (25,717)              (75,893)
         Accounts payable and accrued expenses                                         28,183                15,055
         Advances from clients and deferred revenue                                     2,271                (1,872)
         All other operating activity                                                    (767)              (11,467)
         Cash provided by operating activities                                        268,319               173,419
Investing Activities:
    Investment in leases and leased vehicles                                         (429,623)             (391,712)
    Repayment of investment in leases and leased vehicles                             149,324               151,934
    Value of homes acquired                                                          (932,886)           (1,359,511)
    Value of homes sold                                                               866,570             1,189,690
    Purchases of mortgage servicing rights                                                  -                (5,713)
    Additions to property and equipment, net of dispositions                           (4,115)               (4,216)
    Proceeds from sale of assets                                                        4,400                     -
    All other investing activities                                                      2,294               (11,413)
         Cash used in investing activities                                           (344,036)             (430,941)
Financing Activities:
    Net change in borrowings with terms of less than 90 days                          123,499               175,967
    Proceeds from issuance of other borrowings                                        209,909               241,764
    Principal payment on other borrowings                                            (244,787)             (146,638)
    Stock option plan transactions                                                      2,523                 5,865
    Payment of dividends                                                               (6,608)               (5,795)
         Cash provided by financing activities                                         84,536               271,163

Effect of exchange rate changes on cash                                                (8,253)                  929

Increase in cash                                                                          566                14,570

Cash at beginning of period                                                             9,288                 3,412

Cash at end of period                                                               $   9,854           $    17,982

Supplemental disclosures of cash flow information:
    Cash payments for interest                                                      $  66,010           $    61,497
    Cash payments (refunds) for income taxes                                        $     (72)          $       479

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report included as part of Form 10-K for the year ended April 30, 1996.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements for comparative purposes.

Capital Stock

On June 24, 1996, the Board of Directors authorized a two-for-one common stock split which was distributed July 31, 1996, to stockholders of record on July 5, 1996. All per share amounts herein and data as to outstanding common stock at April 30, 1996, have been adjusted for the common stock split.

On August 19, 1996, the shareholders voted to amend the Company's charter to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS - Three months Ended July 31, 1996 vs. July 31, 1995

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

Consolidated net income and net income per share for the first quarter of fiscal 1997 increased 19 percent to $21.8 million and 17 percent to $.61, respectively. The increase resulted from improved operations in each of the Company's business segments, led by the vehicle management services and real estate services segments, with a slight increase in the mortgage banking services segment.

Consolidated revenues increased 8 percent to $625.7 million for the first quarter of fiscal 1997.

The Company's effective tax rate was 41 percent for the first three months of fiscal 1997 as compared to 42 percent for the same period a year ago.

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

                                                      Three  Months Ended
                                                            July 31,
     Operating Income (in thousands)                 1996             1995
     -------------------------------                 ----             ----

     Net revenues                                 $156,637          $140,727
     Operating expenses                            119,524           109,064
     Total operating income                       $ 37,113          $ 31,663


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

                                                     Three Months Ended
                                                           July 31,

     Operating Income (in thousands)               1996             1995
     -------------------------------               ----             ----
     Net revenues:
       Asset-based                               $33,139          $33,058
       Fee-based                                  26,186           28,353
     Total net revenues                           59,325           61,411
     Operating expenses                           43,950           50,381
     Operating income                            $15,375          $11,030

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



Net revenues for vehicle management services represents revenues earned and billed to clients, reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment decreased 3 percent for the first quarter of fiscal 1997. However, the results of operations of the Company's former North American truck fuel management subsidiary (TFM) which was sold in February 1996, are included in the fiscal 1996 net revenues. If such results are excluded, net revenues increased by 7 percent.

Net revenues derived from asset-based products were flat for the first quarter of fiscal 1997. Net revenues resulting from increases in the number of vehicles leased were offset by the anticipated reduction in domestic volume and per vehicle gains of remarketed vehicles under closed-end operating leases.

Net revenues from fee-based services declined 1 percent. However, excluding the TFM operations in fiscal 1996, net revenues derived from fee-based services increased 17 percent for the first quarter of fiscal 1997. The increase was due to continued growth in fuel, maintenance and accident management programs, primarily in the UK, as well as growth in truck management programs in the UK and US.

Vehicle management services operating income increased 39 percent for the first quarter of fiscal 1997. The increase resulted from changes in net revenues described above and decreases in operating expenses, primarily in North America. These decreases reflect the sale of the TFM operations as well as reduced systems costs and effective cost management programs in North America.

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

Real Estate Services

Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, government agencies and
members  of  affinity  group  clients.   Asset-based  services  are  defined  as
relocation services involving the purchase and resale of a home. Fee-based services include assistance in selecting homes in destination locations, marketing homes, moving household goods and property disposition services for financial institutions.
                                                     Three Months Ended
                                                          July 31,
     Operating Income (in thousands)               1996            1995
     -------------------------------               ----            ----
     Net revenues:
       Asset-based                                $27,951         $27,336
       Fee-based                                   24,172          20,934
       Gain on sale of assets                       2,944               -
     Total net revenues                            55,067          48,270
     Operating expenses                            47,398          41,487
     Operating income                             $ 7,669         $ 6,783

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



Real estate services net revenues are those earned and billed to clients, reduced by direct costs paid on behalf of clients and related interest. Total real estate services net revenues increased 14 percent for the first quarter of fiscal 1997.

Asset-based net revenues increased 2 percent for the first quarter of fiscal 1997, primarily reflecting a slight increase in the number of US transferee homes sold and increases in the market value of these homes as compared to that of the prior year.

Fee-based net revenues increased 15 percent for the first quarter of fiscal 1997, primarily due to more household goods moves in the US and increased referral fees from the Company's network partners. These increases were partially offset by a decrease in the disposition volume on residential properties managed for financial institutions in the US. Fiscal 1997 net revenues also benefited from the gain on the sale of the Company's site selection consulting operations in July 1996.

Real estate services operating income increased 13 percent for the first quarter of fiscal 1997. The increases in net revenues described above were partially offset by increased systems costs in the US and increased staffing costs primarily to support the volume growth in fee-based services.

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

                                                  Three Months Ended
                                                       July 31,
     Operating Income (in thousands)            1996             1995
     -------------------------------            ----             ----
     Net revenues:
       Loan production                        $26,849          $15,292
       Servicing fees                          13,947           12,368
       Gain on sale of servicing rights         1,449            3,386
     Total net revenues                        42,245           31,046
     Operating expenses                        28,176           17,196
     Operating income                         $14,069          $13,850


Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 36 percent for the first quarter of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



The increase in loan production net revenues resulted from a 47% increase in the volume loans sold as well as a slight increase in margins realized on loans sold compared to the same period in the prior year. Mortgage loan closings increased from $1.5 billion to $2.2 billion for the first quarter of fiscal 1997. This increase was a result of increased market share due primarily to expanded relationships with affinity groups which represented 23 percent of the increase in the quarter, and with financial institutions which represented 15 percent of the increase. Mortgages for residential properties being purchased continue to represent the majority of mortgage closing volume and totaled 83 percent of closing volume compared to 86 percent in the prior year.

Net servicing fee revenue increased 13 percent in the first quarter of fiscal 1997 due to growth of the average servicing portfolio, partially offset by the increased amortization of mortgage servicing rights. The increased amortization relates primarily to originated mortgage servicing rights which the Company has been capitalizing since the beginning of fiscal 1996. The servicing portfolio balance at July 31, 1996, was $23.0 billion as compared to $17.1 billion at July 31, 1995.

The gain on sale of servicing rights decreased due to a lower level of servicing rights sales in the first three months of fiscal 1997 compared to the same period a year ago.

Mortgage banking services operating income increased 2 percent for the first quarter of fiscal 1997, due to higher net revenues, as described above, substantially offset by higher operating expenses. Operating expense increased in support of volume increases of mortgage loan production and additional staff training to support increased business from affinity and financial institution relationships.

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

FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of July 31, 1996, the Company had outstanding $3.6 billion of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client vehicle lease payments, repayment of equity advances under home relocation and real estate management contracts, and the sale or transfer of certain assets to third parties. Lease repayments totaled $388 million for the first three months of fiscal 1997, while repayments of equity advances on homes were $549 million.

                           PART II--OTHER INFORMATION


                        PHH CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders



At the Company's Annual Stockholders' Meeting held on August 19, 1996, the stockholders elected directors for a three-year term as follows: George L. Bunting, Jr. (14,899,739 shares voted for, 91,574 shares withheld), Alan P. Hoblitzell, Jr. (14,888,871 shares voted for, 102,442 shares withheld), Donald
J. Shepard (14,899,447 shares voted for, 91,866 shares withheld)  and  Alexander
B. Trowbridge (14,896,537 shares voted for, 94,776 shares withheld).

The names of the directors whose terms in office have continued are: James S. Beard; Andrew F. Brimmer; Paul X. Kelley; L. Patton Kline; Robert D. Kunisch; Francis P. Lucier; Kent C. Nelson; and Anne M. Tatlock.

The stockholders also accepted the proposed amendment to the Company's charter to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000 with 14,288,028 shares voted for the amendment, 662,941 shares against and 40,344 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:

     (a)  Exhibit (11)  -  Schedule containing information used in the computation of net income per share.

     (b)  Exhibit (12)  -  Schedule  containing  information  used in the computation of the ratio of earnings to fixed charges.

Reports on Form 8-K.  None.

                        PHH CORPORATION AND SUBSIDIARIES

                               Index to Exhibits


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