Form 10-Q
period 1996-10-31
PHH CORP
filed 1996-11-27
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended OCTOBER 31, 1996

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

                                 (410) 771-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Number of shares of PHH Corporation common stock outstanding on November 22, 1996 was 34,904,615.

Total number of pages - - 15

                                PHH CORPORATION

                                     INDEX
                ------------------------------------------------


                                                                       Page No.

PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months and Six Months Ended October 31, 1996
                           and 1995                                         3

                      Condensed Consolidated Balance Sheets --
                           October 31, 1996 and April 30, 1996              4

                      Condensed Consolidated Statements of Cash Flows--
                           Six Months Ended October 31, 1996 and 1995       5

                      Notes to Condensed Consolidated Financial
                           Statements                                       6

                 Item 2 - Management's Discussion and Analysis of Financial
                      Condition and  Results of Operations                  7


PART II--OTHER INFORMATION:

                 Item 6 - Exhibits and Reports on Form 8-K                 11

                 Index to Exhibits                                         12

                 Signatures                                                15

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

(In thousands except per share data)

                                                          Three Months Ended                         Six Months Ended
                                                              October 31,                               October 31,

                                                          1996              1995                 1996               1995
                                                          ----              ----                 ----               ----
Revenues:
    Vehicle management services                     $  345,166        $  334,291          $   684,402         $  668,053
    Real estate services                               193,626           207,064              410,655            411,516
    Mortgage banking services                           65,346            48,415              134,738             92,058
                                                      --------          --------           ----------         ----------
                                                       604,138           589,770            1,229,795          1,171,627
                                                       -------           -------            ---------          ---------


Expenses:
    Depreciation on vehicles under
       operating leases                                243,734           230,908              482,219            462,396
    Costs, including interest, of
       carrying and reselling homes                    154,140           171,489              334,512            347,032
    Direct costs of mortgage banking
       services                                         27,457            15,851               57,269             28,131
    Interest                                            55,966            55,932              113,197            109,384
    Selling, general and administrative                 82,878            82,373              165,522            159,804
                                                      --------          --------           ----------         ----------
                                                       564,175           556,553            1,152,719          1,106,747
                                                       -------           -------            ---------          ---------

Income before income taxes                              39,963            33,217               77,076             64,880

Income taxes                                            15,997            13,653               31,338             27,015
                                                      --------         ---------          -----------          ---------

Net income                                         $    23,966       $    19,564        $      45,738        $    37,865
                                                      ========         =========          ===========          =========



Net income per share                               $       .68       $       .57        $        1.29        $      1.09
                                                    ==========       ===========         ============         ==========

                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                     October 31, 1996         April 30, 1996
(in thousands)                                                          (Unaudited)
ASSETS:
Cash                                                                    $     11,450             $     9,288
Accounts receivable, less allowance for
    doubtful accounts of $6,232 at October 31,
    1996 and $5,478 at April 30, 1996                                        442,951                 468,938
Carrying costs on homes under management                                      58,916                  46,560
Mortgage loans held for sale                                                 872,404                 874,794
Mortgage servicing rights and fees                                           280,344                 230,209
Property and equipment, net                                                   92,846                  93,089
Goodwill, net                                                                 47,656                  49,081
Other assets                                                                 125,384                 117,999
                                                                          ----------              ----------
                                                                           1,931,951               1,889,958
                                                                           ---------               ---------

ASSETS UNDER MANAGEMENT PROGRAMS:
Net investment in leases and leased vehicles                               3,285,721               3,216,224
Equity advances on homes                                                     666,905                 566,808
                                                                          ----------              ----------
                                                                           3,952,626               3,783,032
                                                                           ---------               ---------

                                                                         $ 5,884,577             $ 5,672,990
                                                                           =========               =========

LIABILITIES:
Accounts payable and accrued expenses                                   $    418,143            $    434,109
Advances from clients and deferred revenue                                   114,021                  96,439
Other debt                                                                   814,560                 903,442
Deferred income taxes                                                        221,700                 191,700
                                                                          ----------              ----------

                                                                           1,568,424               1,625,690
                                                                           ---------               ---------


LIABILITIES UNDER MANAGEMENT PROGRAMS                                      3,662,245               3,438,804
                                                                           ---------               ---------

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 3,000,000 shares                                      --                      --
Common stock, no par value, authorized
    75,000,000 shares;  issued and outstanding
    34,885,942 shares at October 31, 1996
    and 34,661,524 shares at April 30, 1996                                   99,820                  96,081
Cumulative foreign currency translation
    adjustment                                                               (14,312)                (23,483)
Retained earnings                                                            568,400                 535,898
                                                                           ---------               ---------
                                                                             653,908                 608,496
                                                                           ---------               ---------

                                                                         $ 5,884,577             $ 5,672,990
                                                                           =========               =========

                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                        Six Months Ended October 31,
(In thousands)                                                                           1996                  1995
                                                                                         ----                  ----
Operating Activities:
Net income                                                                        $    45,738           $    37,865
    Adjustments to reconcile income to cash provided by operating activities:
       Depreciation on vehicles under operating leases                                482,219               462,396
       Other depreciation and amortization                                             16,359                15,933
       Amortization of capitalized servicing rights and fees                           27,620                15,016
       Additions to originated mortgage servicing rights                              (29,841)              (40,613)
       Additions to excess mortgage servicing fees                                    (48,768)              (30,263)
       Deferred income taxes                                                           29,167                20,095
       Gain on sale of assets                                                          (2,944)                    -
       Changes in:
         Accounts receivable                                                           33,960                 2,112
         Carrying costs on homes under management                                     (11,717)               (5,888)
         Mortgage loans held for sale                                                   2,390               (69,622)
         Accounts payable and accrued expenses                                        (22,797)              (13,907)
         Advances from clients and deferred revenue                                    16,367                10,205
         All other operating activity                                                  13,238               (17,505)
                                                                                  -------------         -------------
         Cash provided by operating activities                                        550,991               385,824
                                                                                  -------------         -------------
Investing Activities:
    Investment in leases and leased vehicles                                         (805,638)             (761,320)
    Repayment of investment in leases and leased vehicles                             290,395               271,379
    Value of homes acquired                                                        (1,776,201)           (2,695,199)
    Value of homes sold                                                             1,682,051             2,427,642
    Purchases of mortgage servicing rights                                                  -                (7,718)
    Additions to property and equipment, net of dispositions                          (12,615)               (8,913)
    Proceeds from sale of assets                                                        4,400                     -
    All other investing activities                                                     (7,887)              (28,128)
                                                                                  -------------         -------------

         Cash used in investing activities                                           (625,495)             (802,257)
                                                                                  -------------         -------------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                         (156,217)              431,999
    Proceeds from issuance of other borrowings                                      1,024,486               748,915
    Principal payment on other borrowings                                            (751,365)             (765,534)
    Stock option plan transactions                                                      3,739                 9,250
    Payment of dividends                                                              (13,236)              (11,628)
                                                                                  -------------         -------------
         Cash provided by financing activities                                        107,407               413,002
                                                                                  -------------         -------------
 Effect of exchange rate changes on cash                                              (27,041)                1,339
                                                                                  -------------         -------------

Increase (decrease) in cash                                                             5,862                (2,092)

Cash at beginning of period                                                             9,288                 3,412
                                                                                  --------------        -------------

Cash at end of period                                                             $    15,150           $     1,320
                                                                                  --------------        =============

Supplemental disclosures of cash flow information:
    Cash payments for interest                                                    $   135,501           $   135,516
                                                                                  ==============        =============
    Cash payments for income taxes                                                $       672           $     4,667
                                                                                  ==============        =============

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

Capital Stock and Net Income Per Share

On June 24, 1996, the Board of Directors authorized a two-for-one common stock split which was distributed on July 31, 1996, to stockholders of record on July 5, 1996. All per share amounts herein and data as to outstanding common stock at have been adjusted for the common stock split.

Net income per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. See Exhibit 11 to this Form 10-Q which details the computation of net income per share.

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  condensed consolidated financial statements for comparative purposes.

CONTINGENT LIABILITIES

The Company and its subsidiaries are involved in pending litigation of the usual character incidental to the business transacted by them. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial statements.

SUBSEQUENT EVENT

On November 10, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with HFS Incorporated ("HFS"), and Mercury Acq. Corp., a wholly-owned subsidiary of HFS. Pursuant to the Merger Agreement, shares of the Company's common stock will be converted into a right to receive shares of HFS's common stock as determined in the Merger Agreement. The Merger is conditioned, among other things, upon the approval of the Company's and HFS's shareholders and upon certain regulatory approvals. The merger will be accounted for as a pooling of interests, and is expected to close in the first quarter of calendar year 1997.

In connection with the Merger Agreement, on November 13, 1996, the Company and First Chicago Trust company of New York, as Rights Agent, entered into an amendment to the Rights Agreement, dated as of March 15, 1996, by and between the Company and the Rights Agent (the "Rights Agreement"), having the effect of exempting the events and transactions contemplated by the Merger Agreement from the Rights Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS - Six Months Ended October 31, 1996 vs. October 31, 1995

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

Consolidated net income and net income per share for the second quarter of fiscal 1996 increased 23 percent to $24.0 million and 19 percent to $.68, respectively. For the first six months, consolidated net income and net income per share increased 21 percent to $45.7 million and 18 percent to $1.29, respectively. The increases resulted from improved operations in each of the Company's business segments, led primarily by the vehicle management services segment.

Consolidated revenues increased 2 percent to $604.1 million and 5 percent to $1.2 billion for the second quarter and the first six months of fiscal 1996, respectively.

The Company's effective tax rate was 40.7 percent for the first six months of fiscal 1996 as compared to 41.6 percent for the same period a year ago.

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

                                                         Three Months Ended                       Six  Months Ended
                                                             October 31,                              October 31,
     Operating Income (in thousands)                    1996              1995                  1996                1995
     -------------------------------                    ----              ----                  ----                ----
     Net revenues                                 $  154,793        $  147,085            $  311,430          $  287,812
     Operating expenses                              114,830           113,868               234,354             222,932
                                                     -------           -------               -------             -------
     Total operating income                       $   39,963        $   33,217            $   77,076          $   64,880
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

                                                          Three Months Ended                       Six Months Ended
                                                               October 31,                            October 31,

     Operating Income (in thousands)                    1996              1995                  1996               1995
     -------------------------------                    ----              ----                  ----               ----
     Net revenues:
       Asset-based                                 $  32,607         $  31,901             $  65,746          $  64,959
       Fee-based                                      27,975            28,551                54,161             56,904
                                                      ------            ------              --------           --------
     Total net revenues                               60,582            60,452               119,907            121,863
     Operating expenses                               43,297            49,104                87,247             99,485
                                                      ------            ------              --------           --------
     Operating income                              $  17,285         $  11,348             $  32,660          $  22,378
                                                      ======            ======              ========            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES


Net revenues for vehicle management services represent revenues earned, reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment were essentially unchanged for the second quarter and decreased 2 percent for the first six months of fiscal 1997. However, the results of operations of the Company's former North American truck fuel management subsidiary (NTS, Inc.) which was sold in February 1996, are included in the fiscal 1996 net revenues. If such results are excluded, net revenues increased by 12 percent and 9 percent for the second quarter and first six months of fiscal 1997, respectively.

Net revenues derived from asset-based products increased 2 percent for the second quarter and 1 percent for the first six months of fiscal 1997 primarily due to a 7 percent increase in units under management.

Net revenues derived from fee-based services decreased 2 percent and 5 percent for the second quarter and first six months, respectively. However, excluding the NTS, Inc. operations in fiscal 1996, net revenues derived from fee-based services increased 25 percent and 20 percent for the second quarter and first six months of fiscal 1997, respectively. These increases were due to continued growth in fuel and truck management programs in the US and UK as well as maintenance and accident management programs, primarily in the UK.

Vehicle management services operating income increased 52 percent and 46 percent for the second quarter and first six months, respectively. Such increases resulted from the increases in net revenues discussed above, as well as decreases in operating expenses primarily in North America. These decreases reflect primarily the sale of NTS, Inc., operations, as well as effective cost management programs and a reduced level of spending for systems improvements in North America.

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

Real Estate Services

Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, government agencies and members of affinity group clients. Asset-based services are defined as relocation services involving the purchase and resale of a home. Fee-based services include primarily assistance in selecting homes in destination locations, marketing homes, moving household goods and property disposition services to financial institutions.

                                                         Three Months Ended                               Six Months Ended
                                                             October 31,                                    October 31,
     Operating Income (in thousands)                   1996               1995                        1996             1995
     -------------------------------                   ----               ----                        ----             ----
     Net revenues:
       Asset-based                                $  28,334          $  31,890                  $   56,285       $   59,226
       Fee-based                                     26,954             23,450                      51,126           44,384
       Gain on sale of subsidiary                         -                  -                       2,944               -
                                                -----------        -----------                   ---------    ------------
     Total net revenues                              55,288             55,340                     110,355          103,610
     Operating expenses                              43,555             43,955                      90,953           85,442
                                                    -------             ------                    --------         --------
     Operating income                             $  11,733          $  11,385                  $   19,402       $   18,168
                                                    =======             ======                    ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES


Real estate services net revenues are those earned for services provided to clients, reduced by direct costs incurred on behalf of clients and related interest. Total real estate services net revenues was essentially unchanged for the second quarter of fiscal 1997 and increased 7 percent for the first six months of fiscal 1997.

Asset-based net revenues decreased 11 percent and 5 percent for the second quarter and first six months of fiscal 1997, respectively. The decrease reflects a decrease in the number of transferee homes sold and the product mix of homes sold as compared to that of the prior year reflecting a lower volume of higher margin services.

Fee-based net revenues increased 15 percent for both the second quarter and first six months of fiscal 1997, primarily due to more household goods moves in the US, increased home finding transactions and increased referral fees from the Company's network partners. These increases were partially offset by a decrease in the disposition volume on residential properties managed for financial institutions in the US as well as a decline in revenues in the second quarter of fiscal 1996, due to the sale in July 1996, of the Company's site selection consulting operation.

Real estate services operating income increased 3 percent and 7 percent for the second quarter and first six months of fiscal 1997, respectively. These increases reflect the changes in net revenues described above and a 1 percent decrease in operating expenses in the second quarter and a 6 percent increase in operating expenses for the first six months of fiscal 1997. The changes in operating expenses resulted primarily from increased staffing costs to support asset-based products and services, volume growth in fee-based services and an increase in systems costs in the US in the first quarter slightly offset by decreased expenses in the second quarter as a result of the sale of the Company's site selection consulting operations.

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

                                                          Three Months Ended                            Six Months Ended
                                                              October 31,                                  October 31,

     Operating Income (in thousands)                    1996                1995                     1996              1995
     -------------------------------                    ----                ----                     ----              ----
     Net revenues:
       Loan production                           $    26,288           $  19,310                $  53,138         $  34,602
       Servicing fees                                 12,635              11,983                   26,581            24,351
       Gain on sale of servicing rights                    -                   -                    1,449             3,386
                                                ------------          ----------                 --------           -------
     Total net revenues                               38,923              31,293                   81,168            62,339
     Operating expenses                               27,978              20,809                   56,154            38,005
                                                    --------              ------                   ------            ------
     Operating income                            $    10,945           $  10,484                $  25,014         $  24,334
                                                    ========              ======                   ======            ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES

Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 24 percent for the second quarter and 30 percent for the first six months of fiscal 1997.

The increases in loan production net revenues resulted from increased margins realized on loans sold in the second quarter and a 14 percent increase in the volume of loans sold for the six-month period compared to the same periods in the prior year. Mortgage loan closings decreased from $2.1 billion to $1.9 billion for the second quarter and increased from $3.6 billion to $4.1 billion for the first six months compared to the same periods in the prior year. Mortgages for residential properties being purchased increased to 86 percent from 74 percent and to 84 percent from 79 percent for the second quarter and first six months, respectively. The increase in margins on loans sold in the second quarter resulted from more favorable market conditions and from an increase in the ratio of retail loans closed compared to wholesale loans.

Net servicing fee revenue increased 5 percent and 9 percent for the second quarter and first six months of fiscal 1997, respectively, due to growth of the average servicing portfolio, partially offset by the increased amortization of mortgage servicing rights. The increased amortization relates primarily to originated mortgage servicing rights which the Company has been capitalizing since the beginning of fiscal 1996. The servicing portfolio balance at October 31, 1996, was $24.2 billion as compared to $18.6 billion at October 31, 1995.

The gain on sale of servicing rights decreased due to a lower level of servicing rights sales in the first six months of fiscal 1997 compared to the same period a year ago.

Mortgage banking services operating income increased 4 percent and 3 percent for the second quarter and first six months of fiscal 1997, respectively, due to higher net revenues, as described above, substantially offset by higher operating expenses. Operating expense increased in support of volume increases of mortgage loan production and additional staff training to support increased business from affinity and financial institution relationships.

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


FINANCIAL CONDITION

The Company maintains adequate committed credit facilities to support future requirements. As of October 31, 1996, the Company had outstanding $3.7 billion of debt for "Assets Under Management Programs". Repayment of outstanding principal balances is funded from client lease payments, repayment of equity advances under home relocation and real estate management contracts, and the sale or transfer of certain assets to third parties. Lease repayments totaled $773 million for the first six months of fiscal 1997, while repayments of equity advances on homes were $1.1 billion.

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


Report on Form 8-K


The Company filed a Current Report on Form 8-K on November 15, 1996, describing that the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with HFS Incorporated ("HFS"), and Mercury Acq. Corp., a wholly-owned subsidiary of HFS. Pursuant to the Merger Agreement, shares of the Company's common stock will be converted into a right to receive shares of HFS's common stock as determined in the Merger Agreement. The Merger is conditioned, among other things, upon the approval of the Company's and HFS's shareholders and upon certain regulatory approvals. The merger, which will be accounted for as a pooling of interest, is expected to close in the first quarter of calendar year 1997.

In connection with the Merger Agreement, on November 13, 1996, the Company and First Chicago Trust company of New York, as Rights Agent, entered into an amendment to the Rights Agreement, dated as of March 15, 1996, by and between the Company and the Rights Agent (the "Rights Agreement"), having the effect of exempting the events and transactions contemplated by the Merger Agreement from the Rights Agreement.

                                   SIGNATURES


                        PHH CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHH CORPORATION



Date:    November 27, 1996                       --------------------------
                                                 Nan A. Grant
                                                 Corporate Controller

                        PHH CORPORATION AND SUBSIDIARIES

                               Index to Exhibits
                               -----------------


Exhibit No.                                                           Page No.
-----------                                                           --------

Exhibit (11)  -   Schedule containing information used in
                  the computation of net income per share                 13

Exhibit (12)  -   Schedule containing information used in the
                  computation of the ratio of earnings to fixed  charges  14