Form 10-Q
period 1997-01-31
PHH CORP
filed 1997-03-17
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   ---------

                                   FORM 10-Q
                                   ---------

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ___       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended JANUARY 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___    ___

Number of shares of PHH Corporation common stock outstanding on February 28, 1997 was 35,119,716.

Total number of pages--19

                                PHH CORPORATION

                                     INDEX
                ------------------------------------------------

                                                                                      Page No.
PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months and Nine Months Ended January 31, 1997
                           and 1996                                                      3

                      Condensed Consolidated Balance Sheets--
                           January 31, 1997 and April 30, 1996                           4

                      Condensed Consolidated Statements of Cash Flows--
                           Nine Months Ended January 31, 1997 and 1996                   5

                      Notes to Condensed Consolidated Financial
                           Statements                                                    6

                 Item 2 - Management's Discussion and Analysis of Financial
                 Position and Results of Operations                                      8


PART II--OTHER INFORMATION:

                 Item 6 - Exhibits and Form 8-K.                                        15

                 Index to Exhibits                                                      16

                 Signatures                                                             19

                         PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

(In thousands except per share data)

                                                         Three Months Ended                 Nine Months Ended
                                                             January 31,                       January 31,
                                                       ----------------------              --------------------
                                                       1997              1996              1997            1996
                                                       ----              ----              ----            ----
Revenues:
    Vehicle management services                      $ 369,977        $  344,515      $ 1,054,379     $ 1,012,568
    Real estate services                               181,572           192,559          592,227         604,075
    Mortgage banking services                           69,230            49,643          203,968         141,701
                                                     ---------        ----------      -----------     -----------
                                                       620,779           586,717        1,850,574       1,758,344
                                                     ---------        ----------      -----------     -----------


Operating expenses:
    Depreciation on vehicles under
       operating leases                                246,826           236,553          729,045         698,949
    Costs, including interest, of
       carrying and reselling homes                    147,725           161,083          482,237         508,115
    Direct costs of mortgage banking
       services                                         30,595            20,405           87,864          48,536
    Interest                                            58,059            57,727          171,256         167,111
    Selling, general and administrative                 86,701            77,869          252,223         237,673
                                                     ---------        ----------      -----------     -----------
                                                       569,906           553,637        1,722,625       1,660,384
                                                     ---------        ----------      -----------     -----------

Income before income taxes                              50,873            33,080          127,949          97,960

Income taxes                                            21,298            13,598           52,636          40,613
                                                     ---------        ----------      -----------     -----------

Net income                                           $  29,575        $   19,482      $    75,313     $    57,347
                                                     =========        ==========      ===========     ===========



Net income per share                                 $     .79        $      .54      $      2.08     $      1.63
                                                     =========        ==========      ===========     ===========

                            See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


(In thousands)

                                                       January 31, 1997    April 30, 1996
                                                       ----------------    --------------
                                                          (Unaudited)
ASSETS
Cash                                                     $   24,100        $    9,288
Restricted cash                                              89,849                --
Accounts receivable, less allowance for
    doubtful accounts of $6,188 at January 31,
    1997 and $5,478 at April 30, 1996                       516,956           468,938
Carrying costs on homes under management                     53,166            46,560
Mortgage loans held for sale                                771,121           874,794
Mortgage servicing rights and fees                          241,648           230,209
Property and equipment, net                                  90,136            93,089
Goodwill, net                                                47,089            49,081
Other assets                                                178,300           117,999
                                                         ----------        ----------
                                                          2,012,365         1,889,958
                                                         ----------        ----------

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles              3,414,178         3,216,224
Equity advances on homes                                    643,637           566,808
                                                         ----------        ----------
                                                          4,057,815         3,783,032
                                                         ----------        ----------

                                                         $6,070,180        $5,672,990
                                                         ==========        ==========
LIABILITIES
Accounts payable and accrued expenses                    $  368,881        $  434,109
Advances from clients and deferred revenue                  116,533            96,439
Other debt                                                  749,687           903,442
Deferred income taxes                                       237,200           191,700
                                                         ----------        ----------
                                                          1,472,301         1,625,690
                                                         ----------        ----------

LIABILITIES UNDER MANAGEMENT PROGRAMS                     3,920,146         3,438,804
                                                         ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                     --                --
Common stock, no par value, authorized
    75,000,000 shares; issued and out-
    standing  34,988,485 shares at January 31,
    1997 and 34,661,524 shares at April 30,
    1996                                                    102,843            96,081
Cumulative foreign currency translation
    adjustment                                              (16,442)          (23,483)
Retained earnings                                           591,332           535,898
                                                         ----------        ----------
                                                            677,733           608,496
                                                         ----------        ----------

                                                         $6,070,180        $5,672,990
                                                         ==========        ==========

                            See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements Of Cash Flows

                                  (Unaudited)

                                                                                      Nine Months Ended January 31,

(In thousands)                                                                           1997                  1996
                                                                                         ----                  ----
Operating Activities:
    Net income                                                                    $    75,313           $    57,347
    Adjustments to reconcile income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                                729,045               698,949
       Other depreciation and amortization                                             25,073                24,069
       Amortization and write-down of
           capitalized servicing rights and fees                                       44,987                25,499
       Additions to originated mortgage servicing rights                              (76,003)              (62,895)
       Additions to excess mortgage servicing fees                                    (46,796)              (45,958)
       Gain on sales of servicing rights                                               (8,924)               (3,386)
       Deferred income taxes                                                           44,851                40,668
       Gain on sale of assets                                                         (20,444)                   --
       Changes in:
         Accounts receivable                                                          (42,077)              (30,021)
         Carrying costs on homes under management                                      (4,841)              (16,940)
         Mortgage loans held for sale                                                 103,673               (72,654)
         Accounts payable and accrued expenses                                        (67,428)              (19,600)
         Advances from clients and deferred revenue                                    19,201                27,813
         All other operating activity                                                  (6,193)              (42,360)
                                                                                  ------------          -----------
         Cash provided by operating activities                                        769,437               580,531
                                                                                  -----------           -----------
Investing Activities:
    Investment in leases and leased vehicles                                       (1,347,906)           (1,362,639)
    Repayment of investment in leases and leased vehicles                             443,940               415,490
    Equity advances on homes under management                                      (2,434,953)           (3,678,051)
    Repayment of advances on homes under management                                 2,364,564             3,441,497
    Purchases of mortgage servicing rights                                                 --               (14,893)
    Proceeds from sales of  mortgage servicing rights                                  21,760                 3,426
    Additions to property and equipment, net of dispositions                          (16,642)              (14,590)
    Proceeds from the sale of assets                                                   21,900                    --
    Funding of grantor trusts                                                         (89,849)                   --
    All other investing activities                                                     (3,490)               (4,675)
                                                                                  ------------          -----------
         Cash used in investing activities                                         (1,040,676)           (1,214,435)
                                                                                  ------------          -----------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                          791,218                (7,995)
    Proceeds from issuance of other borrowings                                      1,348,118             1,604,268
    Principal payment on other borrowings                                          (1,818,787)             (964,248)
    Stock option plan transactions                                                      6,762                12,309
    Payment of dividends                                                              (19,879)              (17,488)
                                                                                  ------------          -----------
         Cash provided by financing activities                                        307,432               626,846
                                                                                  -----------           -----------

Effect of exchange rate changes on cash                                               (21,381)               10,460
                                                                                  ------------          -----------

Increase in cash                                                                       14,812                 3,402
Cash at beginning of period                                                             9,288                 3,412
                                                                                  -----------           -----------
Cash at end of period                                                             $    24,100           $     6,814
                                                                                  ===========           ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                        $   207,959           $   197,025
                                                                                  ===========           ===========
    Cash paid for income taxes                                                    $     8,126           $     4,310
                                                                                  ===========           ===========

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

Capital Stock and Net Income Per Share

On June 24, 1996, the Board of Directors authorized a two-for-one common stock split which was distributed on July 31, 1996, to stockholders of record on July 5, 1996. All per share amounts herein and data as to outstanding common stock have been adjusted for the common stock split.

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

New Accounting Pronouncements

On January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125.) The
Statement  provides   accounting  and  reporting  standards  for  transfers  and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provision of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company has reclassified a portion of its excess servicing fees to interest-only strips which are included in other assets at January 31, 1997. The effect of adopting SFAS No. 125 was not material to the Company's operations or financial condition.

CONTINGENT LIABILITIES

The Company and its subsidiaries are involved in pending litigation of the usual character incidental to the business transacted by them. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial statements.

PENDING MERGER

On November 10, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with HFS Incorporated ("HFS"), and Mercury Acq. Corp., a wholly-owned subsidiary of HFS. Pursuant to the Merger Agreement, shares of the Company's common stock will be converted into a right to receive shares of HFS's common stock as determined in the Merger Agreement. The Merger is conditioned, among other things, upon the approval of the Company's and HFS's shareholders and upon certain regulatory approvals. The merger will be accounted for as a pooling of interests, and is expected to close in the second quarter of calendar year 1997.

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

Under the change in control provisions of certain grantor trusts established in connection with the Company's Senior Executive Severance Plan, Supplemental Executive Retirement Plan and the PHH Excess Benefits Plan, the Company was required to fund the trusts for the present value of amounts expected to be paid under the Plans. In the event the Merger is not consummated and is not likely to be consummated in the near future, the monies in the trusts will revert to the Company. At January 31, 1997, the funded amounts of the grantor trusts are shown as restricted cash in the Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

Consolidated net income and net income per share for the third quarter of fiscal 1997 increased 52 percent to $29.6 million and 46 percent to $.79, respectively. The increase in the quarter was due to improvement in both vehicle management services and mortgage banking services with a decline in real estate services. For the first nine months, consolidated net income and net income per share increased 31 percent to $75.3 million and 28 percent to $2.08, respectively. The increases in the nine-month period resulted from improved operations in each of the Company's business segments, led primarily by the vehicle management services segment and mortgage banking services while real estate services results were approximately equal to the prior year.

Consolidated revenues increased 6 percent to $620.8 million and 5 percent to $1.9 billion for the third quarter and first nine months of fiscal 1997, respectively. Vehicle management services revenues increased 7 percent to $370.0 million and 4 percent to $1.1 billion for the same periods, primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles and approximately $17.5 million received on the sale of 50 percent of the Company's service card assets, partially offset by a decrease in other vehicle revenues primarily due to a decrease in gains on the sale of used vehicles. Real estate services revenues decreased 6 percent to $181.6 million and 2 percent to $592.2 million for the third quarter and the first nine months of fiscal 1997, respectively, primarily as a result of a 6 percent and 2 percent decrease in transferee homes sold in the third quarter and first nine months, respectively, partially offset by an increase in revenue due to an increase of 17 percent and 20 percent, respectively, in the number of fee-based transactions. Mortgage banking revenue increased 39 percent to $69.2 million and 44 percent to $204.0 million in the third quarter and first nine months of fiscal 1997, respectively. These increases are primarily due to servicing revenues generated from a 19 percent growth in the servicing portfolio from $20.5 billion at January 31, 1996 to $24.4 billion at January 31, 1997 and, in the nine-month period, from revenues earned on an 8 percent increase in loans closed. Mortgage services revenues in the third quarter of fiscal 1997 also included $7.5 million from the sale of mortgage servicing rights and were negatively affected as the volume of loans closed decreased 3 percent compared to the same period in the prior year due to a reduction in refinancing activity.

Consolidated expenses increased 3 percent to $569.9 million and 4 percent to $1.7 billion for the third quarter and first nine months of fiscal 1997, respectively. Increased depreciation on vehicles under operating leases are primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes decreased 8 percent and 5 percent for the third quarter and first nine months, respectively, primarily as a result of the effects of the decrease in homes sold as discussed above. Direct costs of mortgage banking services increased 50 percent to $30.6 million and 81 percent to $87.9 million for the third quarter and first nine months, respectively, primarily due to an increase in amortization of servicing rights and fees and costs associated with the increase in the loan portfolio. These costs were also affected by the changes in loan closings as discussed above. Interest expense increased 1 percent and 2 percent for the third quarter and first nine months of fiscal 1997, respectively, compared with the same periods in the prior year. The effects of increases in liabilities under management programs and other debt were substantially offset by the effect of lower interest rates, except that the average borrowings in the first quarter of fiscal 1997 were substantially higher than the prior year due to the significant increase in mortgage loan closings and timing of mortgage loan sales during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES


Selling, general, and administrative costs increased 11 percent and 6 percent for the third quarter and first nine months of fiscal 1997, respectively, compared with the same periods in the prior year. Increases in personnel and other operating costs to support the growth in real estate services fee-based transactions and mortgage production and increased US relocation systems costs during the first quarter, were partially offset by decreases in vehicle management services costs as a result of effective cost management, reduction in system spending, reduction in vehicles acquired and by the decrease in the North American truck fuel management subsidiary (NTS) expenses as this operation was sold in February 1996. Selling, general, and administrative costs for the third quarter of fiscal 1997 also include approximately $8 million in compensation and related expense associated with the sale of service card assets discussed above.

The Company's effective tax rate was 41.1 percent for the first nine months of fiscal 1997 as compared to 41.5 percent for the same period a year ago.

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

                                         Three Months Ended              Nine  Months Ended
                                            January 31,                      January 31,
                                        -------------------             ---------------------
Operating Income (in thousands)         1997           1996             1997             1996
-------------------------------         ----           ----             ----             ----
Net revenues                          $170,811       $144,480         $482,241         $432,292
Operating expenses                     119,938        111,400          354,292          334,332
                                      --------       --------         --------         --------
Total operating income                $ 50,873       $ 33,080         $127,949         $ 97,960
                                      ========       ========         ========         ========


Vehicle Management Services

Vehicle management services are primarily offered to corporations and government agencies to assist them in effectively managing their vehicle fleet costs, reducing in-house administrative costs and enhancing driver productivity. Asset-based services generally require an investment by the Company and include new vehicle purchasing, open- and closed-end operating leasing, direct finance leasing and used vehicle marketing. Fee-based services include maintenance management programs, expense reporting, fuel management programs, accident and safety programs and other driver services which generate recurring fee transactions for managing various aspects of clients' vehicle fleets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES
Vehicle Management Services:

                                                    Three Months Ended                     Nine Months Ended
                                                        January 31,                           January 31,
                                                  ----------------------               ----------------------
Operating Income (in thousands)                   1997              1996               1997              1996
-------------------------------                   ----              ----               ----              ----
Net revenues:
  Asset-based                                 $  31,880          $ 32,856          $  97,626           $ 97,815
  Fee-based                                      29,842            31,377             84,003             88,281
  Sale of service card assets                    17,500                --             17,500                 --
                                                 ------            ------            -------            -------
Total net revenues                               79,222            64,233            199,129            186,096
Operating expenses                               51,448            49,050            138,695            148,535
                                                 ------            ------            -------            -------
Operating income                              $  27,774          $ 15,183          $  60,434           $ 37,561
                                                 ======            ======            =======            =======

Net revenues for vehicle management services represent revenues earned, reduced by depreciation on vehicles under operating leases and related interest. Total net revenues for this segment increased 23 percent for the third quarter and 7 percent for the first nine months of fiscal 1997. Fiscal 1997 net revenues include the gain from the sale of the Company's service card assets in January 1997. However, the results of operations of the Company's former North American truck fuel management subsidiary (NTS, Inc.) which was sold in February 1996, are included in the fiscal 1996 net revenues. Excluding the gain on the sale of assets and the NTS results in the prior year, net revenues would have increased 6 percent and 8 percent for the third quarter and first nine months of fiscal 1997, respectively.

Net revenues derived from asset-based products decreased 3 percent for the third quarter and were approximately the same for the first nine months of fiscal 1997 compared to the same periods in the prior year primarily due to a decrease in vehicles purchased of 17 percent and 14 percent, respectively, partially offset by a slight increase in units under management. The decline in vehicle purchases primarily results from extended lives of client vehicles.

In forming a joint venture, the Company sold 50 percent of its interest in the service card business to First USA Paymentech, Inc. for $17.5 million. The effect of the joint venture is to reduce net revenues and operating expense for PHH fee-based services in the US, while reflecting 50 percent of joint venture operating income as net revenues. The Company believes the joint venture will provide opportunities for continued growth in the service card business in future years.

Net revenues derived from fee-based services decreased 5 percent for both the third quarter and first nine months of fiscal 1997. However, excluding the NTS, Inc. operations in fiscal 1996, net revenues derived from fee-based services increased 18 percent and 20 percent for the third quarter and first nine months of fiscal 1997, respectively. These increases were due to continued growth in fuel and truck management programs particularly in the UK but also in the US. Additionally, maintenance and accident management programs improved, primarily in the UK. Such increases were partially offset by a decrease in revenues associated with the Company's US service card business which was transferred to PHH/Paymentech.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES

Vehicle Management Services:

Vehicle management services operating income increased 83 percent and 61 percent for the third quarter and first nine months, respectively. Such increases reflect the improvements in net revenues discussed above, as well as an increase in operating expenses of 5 percent for the third quarter and a decrease of 7 percent for the first nine months of fiscal 1997. However, excluding the NTS operations in fiscal 1996, operating expenses would have increased 19 percent for the third quarter and 6 percent for the first nine months of fiscal 1997. These increases reflect approximately $8 million in compensation and related benefit expenses associated with the service card transaction, increased costs related to the growth in the fuel, truck management, maintenance and accident management programs discussed above which were partially offset by effective cost management programs and a reduced level of spending for systems improvements in North America. Without the effects of the service card transaction and NTS expense in the prior year, operating income would have increased 22 percent for the third quarter and the first nine months of fiscal 1997, respectively.

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


Real Estate Services

Real estate services primarily consist of the purchase, management and resale of homes for transferred employees of corporate clients, government agencies and members of affinity group clients. Asset-based services are defined as relocation services involving the purchase and resale of a home. Fee-based services include assistance in selecting homes in destination locations, marketing homes, moving household goods, property disposition services to financial institutions, and other ancillary services.

                                                       Three Months Ended                    Nine Months Ended
                                                           January 31,                           January 31,
                                                     -----------------------               ---------------------
     Operating Income (in thousands)                 1997               1996               1997             1996
     -------------------------------                 ----               ----               ----             ----
     Net revenues:
       Asset-based                                 $ 26,636           $ 29,249           $ 82,921         $ 88,475
       Fee-based                                     23,108             19,819             74,234           64,203
       Gain on sale of subsidiary                        --                 --              2,944               --
                                                   --------           --------           --------         --------
     Total net revenues                              49,744             49,068            160,099          152,678
     Operating expenses                              42,346             40,486            133,299          125,928
                                                   --------           --------           --------         --------
     Operating income                              $  7,398           $  8,582           $ 26,800         $ 26,750
                                                   ========           ========           ========         ========

Real estate services net revenues are those earned for services provided to clients, reduced by direct costs incurred on behalf of clients and related interest. Total real estate services net revenues increased 1 percent and 5 percent for the third quarter and first nine months of fiscal 1997, respectively.

Asset-based net revenues decreased 9 percent and 6 percent for the third quarter and first nine months of fiscal 1997, respectively. The decrease reflects a reduction in the number of transferee homes sold as well as a change in the product mix of homes sold as compared to that of the prior year. The reduction in volume reflects a reduction in group move activity by our clients.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES
Real Estate Services:

Fee-based net revenues increased 17 percent and 16 percent for the third quarter and first nine months of fiscal 1997, respectively, primarily due to more household goods moves in the US, increased home finding transactions and increased referral fees from the Company's network partners. These increases were partially offset by a decrease in the disposition volume on residential properties managed for financial institutions in the US as well as a decline in revenues in the second and third quarters of fiscal 1997, due to the sale of the Company's site selection consulting operation in July 1996.

Real estate services operating income decreased 14 percent for the third quarter and was approximately the same as the prior year for the first nine-months of fiscal 1997 compared to the prior year. These changes reflect the changes in net revenues discussed above combined with a 5 percent and 6 percent increase in operating expenses for the third quarter and first nine months of fiscal 1997, respectively. The changes in operating expenses resulted primarily from increased staffing costs to support asset-based products and services, volume growth in fee-based services and an increase in systems costs in the US slightly offset by decreased expenses in the second and third quarters as a result of the sale of the Company's site selection consulting operations in the first quarter.

The Company is generally not at risk on its carrying value of homes should there be a downturn in the housing market. Management anticipates its clients will continue to reassess their relocation plans as part of cost control measures, authorizing fewer home purchase transactions while utilizing a greater portion of fee-based real estate services. Additionally, management anticipates continued margin pressure in relocation activity in the US and Canada, especially in the government sector. At the same time, operating results may be affected positively as clients increasingly choose to outsource their real estate service needs and as the Company expands into new markets, enhances its product diversity, broadens its client base and continues its productivity and quality improvement efforts.


Mortgage Banking Services


Mortgage banking services primarily consist of the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, government agencies, credit unions, real estate brokerage firms, banks and other mortgage brokers.

                                                         Three Months Ended                       Nine Months Ended
                                                             January 31,                              January 31,
                                                        ----------------------                 ----------------------
     Operating Income (in thousands)                    1997              1996                 1997              1996
     -------------------------------                    ----              ----                 ----              ----
     Net revenues:
       Loan production                              $ 24,031            $ 19,766            $ 77,169          $ 54,368
       Servicing fees                                 10,339              11,413              36,920            35,764
       Gain on sale of servicing rights                7,475                  --               8,924             3,386
                                                     -------             -------             -------            ------
     Total net revenues                               41,845              31,179             123,013            93,518
     Operating expenses                               26,144              21,864              82,298            59,869
                                                     -------             -------             -------            ------
     Operating income                               $ 15,701            $  9,315            $ 40,715          $ 33,649
                                                     =======             =======             =======            ======

Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 34 percent for the third quarter and 32 percent for the first nine months of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES
Mortgage Banking Services:

The increases in loan production net revenues resulted from increased margins realized on loans sold in the second and third quarters and a 4 percent and 13 percent increase in the volume of loans sold for the third quarter and the first nine-months of fiscal 1997 compared to the same periods in the prior year. Mortgage loan closings decreased 3 percent from $1.9 billion to $1.8 billion for the third quarter and increased 8 percent from $5.5 billion to $6.0 billion for the first nine months compared to the same periods in the prior year. Mortgages for residential properties being purchased increased to 75 percent from 67 percent and to 81 percent from 75 percent for the third quarter and first nine months, respectively. The increase in margins on loans sold in the second and third quarters resulted from more favorable market conditions and from an increase in the ratio of retail loans closed compared to wholesale loans.

Net servicing fee revenue decreased 9 percent for the third quarter and increased 3 percent for the first nine months of fiscal 1997. Growth of the average servicing portfolio was offset by the increased amortization of mortgage servicing rights. The increased amortization relates primarily to originated mortgage servicing rights which the Company has been capitalizing since the beginning of fiscal 1996. The servicing portfolio balance at January 31, 1997, was $24.4 billion as compared to $20.5 billion at January 31, 1996.

The gain on sale of servicing rights increased due to a higher amount of servicing rights sold in the first nine months of fiscal 1997 compared to the same period a year ago. The Company sold $975 million and $1.2 billion of its servicing portfolio in the third quarter and first nine months of fiscal 1997, respectively, compared to approximately $295 million in the first nine months of fiscal 1996. There were no sales of servicing during the third quarter of fiscal 1996.

Mortgage banking services operating income increased 69 percent and 21 percent for the third quarter and first nine months of fiscal 1997, respectively, due to higher net revenues, as described above, partially offset by higher operating expenses. Operating expenses increased in support of volume increases of mortgage loan production, telemarketing operations, and additional staff training to support increased business from affinity and financial institution relationships.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its funding sources to ensure adequate liquidity. The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the nine months ended January 31, 1997 cash provided by operating activities increased 33 percent to $769.4 million primarily due to timing of operating activities, including a $103.7 million decrease in mortgage loans held for sale in fiscal 1997 compared with a $72.7 million increase in fiscal 1996, and increased depreciation on vehicles under operating leases. Cash used in investing activities decreased 14 percent to $1.0 billion in fiscal 1997 primarily as a result of a reduction in the growth of equity advances on homes during the nine months ended January 31, 1997 compared with the same period in the prior year.

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

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.9 billion and $2.2 billion at January 31, 1997 and April 30, 1996, respectively. At January 31, 1997, $1.5 billion in medium-term notes and $321 million in other debt securities were outstanding compared to $2.1 billion and $154 million, respectively, at April 30, 1996.

Cash provided by financing activities decreased 51 percent to $307.4 million primarily as a result of the changes in mortgage loans held for sale and equity advances on homes as discussed above. The shift of net borrowings from borrowings with terms of less than 90 days to other borrowings in fiscal 1997 compared with the prior year primarily reflects more favorable conditions in borrowing under the Company's medium-term note program than from issuing commercial paper. The effect of the changes in the British pound sterling exchange rate during fiscal 1997 had a negative impact on the Company's cash flows compared with the prior year period. From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts.
The Company maintains a leverage ratio between 7 to 1 and 8 to 1.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. Effective March 10, 1997, the Company replaced its $2.2 billion bilateral unsecured committed credit facilities with a $2.5 billion syndicated unsecured credit facility. The new facility is backed by 22 domestic and foreign banks and is comprised of $1.25 billion of lines maturing in 364 days and $1.25 billion maturing in five years. In addition, the Company has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various
agreements  to  ensure   ongoing availability.  The full amount of the Company's
committed facilities at January 31, 1997, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                        PHH CORPORATION AND SUBSIDIARIES


Exhibits:

         (a)  Exhibit (11)--Schedule containing information used in the computation of net income per share.

         (b)  Exhibit (12)--Schedule  containing information used in the computation of the ratio of earnings to fixed charges.

Reports on Form 8-K.--None

                        PHH CORPORATION AND SUBSIDIARIES


                               Index to Exhibits
                               -----------------


Exhibit No.                                                             Page No.

Exhibit (11)  -   Schedule containing information used in
                  the computation of net income per share                   17

Exhibit (12)  -   Schedule containing information used in the
                  computation of the ratio of earnings to fixed charges     18