Form 10-K/A
period 1996-04-30
PHH CORP
filed 1997-03-27
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549
                               -----------------


                                  FORM 10-K/A


                 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 {NO FEE REQUIRED}

FOR THE FISCAL YEAR APRIL 30, 1996                 COMMISSION FILE NUMBER 1-7797

                               -----------------
                                PHH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                                 52-0551284
--------------------------------------------------------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

11333 McCormick Road, Hunt Valley, Maryland                  21031
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (410) 771-3600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:



                                                        Name of each exchange
         Title of each class                             on which registered
         -------------------                            ---------------------
      Common Stock, no par value                       New York Stock Exchange
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                     YES    X                       NO

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K {X}

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 1996: $990,942,207. NUMBER OF SHARES OF PHH CORPORATION OUTSTANDING ON JUNE 30, 1996: 34,769,902*.

*REFLECTS TWO-FOR-ONE COMMON STOCK SPLIT DECLARED JUNE 24, 1996. SEE CAPITAL
 STOCK NOTE IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------
Documents Incorporated by Reference

     Part III -- Proxy Statement for 1996 Annual Meeting of Stockholders

                                PHH CORPORATION
                                     PART I
ITEM 1. BUSINESS
                                    GENERAL
     The Company provides a broad range of integrated management services, expense management programs and mortgage banking services to more than 3,000 major clients, including many of the world's largest corporations, as well as government agencies and affinity groups. Its primary business service segments consist of vehicle management, real estate and mortgage banking. Information as to revenues, operating income and identifiable assets by business segment and geographic area is included in the Business Segments note in the Notes to Consolidated Financial Statements.
     As of June 30, 1996, the Company and its subsidiaries had approximately 5,700 employees.

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

                                                  1996          1995          1994          1993          1992
                                                  ----          ----          ----          ----          ----
Ending number of vehicles under
  management:...............................      482,600       463,200       450,400       454,300       467,000
Average cost of vehicles....................   $   19,639    $   19,167    $   18,016    $   17,203    $   16,072
Number of vehicles purchased................      117,700       112,400       108,000       115,800       117,900
Number of fuel and service card
  transactions (in thousands)...............       56,000        51,400        47,300        45,600        44,100
Gallons of fuel processed (in thousands)....    1,069,000     1,136,000     1,073,000     1,039,000     1,076,000

                              REAL ESTATE SERVICES
     The Company provides real estate services principally to large international corporations, government agencies and financial institutions, and to members of affinity groups in the United States, Canada, the United Kingdom and
                                       2
the Republic of Ireland through PHH Real Estate Services. The Company also has capabilities in Mexico and throughout Europe. Principal services consist of counseling transferred employees of clients and the purchase, management and resale of their homes. The Company's real estate services offer clients the opportunity to reduce employee relocation costs and facilitate employee relocation.
     The Company pays a transferring employee his/her equity in a home based upon a value determined by independent appraisals or based on a contract to sell which has been agreed with the employee. The employee's mortgage is generally retired concurrently with the purchase of the equity; otherwise the Company normally accepts the administrative responsibility for making payments on any mortgages. Following payment to the employee, the corporate client normally pays the Company an advance billing to cover costs to be incurred during the period the home is held for resale, including debt service on any existing mortgage. These costs are paid by the Company and, after ultimate resale, a settlement is made with the corporate client reconciling the advance billing and the expense payments. Under the terms of the client contracts, the Company is generally protected against losses from changes in market conditions.
     Funds to finance the purchase of homes are provided primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit, or may be provided by the client. Interest costs are billed directly to the Company's clients. See the Liabilities Under Management Programs note in Notes to Consolidated Financial Statements.
     The Company's real estate services subsidiaries also offer programs which provide the planning and implementation for group moves of corporate clients, home marketing assistance, property management, movement of household goods, destination services and asset management for financial institutions.

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

                                                                1996          1995          1994          1993          1992
                                                                ----          ----          ----          ----          ----
Asset-based services:
  Home purchase authorizations.........................        32,400        31,000        31,800        31,800        30,400
  Transferee homes sold................................        27,900        25,300        28,900        28,400        28,100
  Average value of US transferee homes
     sold (1)..........................................      $177,000      $171,000      $165,000      $156,000      $156,600
Fee-based services transactions:
  Home finding.........................................        25,890        24,020        23,180        15,620        10,540
  Household goods moves................................        17,310        14,700        13,720         8,730         7,170
  Property dispositions................................         8,580         7,250         4,180         3,610         2,690
                                                             --------      --------      --------      --------      --------
                                                               51,780        45,970        41,080        27,960        20,400

(1) Revenues for real estate services in the United States are significantly determined based on the value of homes sold, while revenues for the United Kingdom and Canadian segments are not related to the value of homes sold; therefore, this table only includes the average value of U.S. homes sold.

                           MORTGAGE BANKING SERVICES
     The Company provides U.S. residential mortgage banking services through PHH Mortgage Services. These services consist of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.
                                       3

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

                                                        1996        1995        1994        1993       1992
                                                        ----        ----        ----        ----       ----
Mortgage loan closings
  (in millions)...................................    $ 7,853     $ 3,432     $ 8,074     $ 5,618     $3,797
Mortgage servicing portfolio at April 30
  (in millions)...................................    $21,676     $16,017     $16,645     $11,047     $7,517
Delinquency rate..................................        1.4%        1.3%        1.2%        1.1%       1.8%

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

                                                               PRICE
                                     DIVIDEND     ------------------------------
              1996                     PAID         HIGH                   LOW

First quarter...................       $.17       $ 23 3/4              $ 19 5/8
Second quarter..................       $.17       $ 23 3/8              $ 21
Third quarter...................       $.17       $ 25 3/4              $ 21 7/8
Fourth quarter..................       $.17       $ 28 3/8              $ 24 1/2
              1995
First quarter...................       $.16       $ 19 3/8              $ 17 1/2
Second quarter..................       $.16       $ 19                  $ 17 3/8
Third quarter...................       $.16       $ 19                  $ 16 3/4
Fourth quarter..................       $.16       $ 20 1/4              $ 17 5/8

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

ITEM 6. SELECTED FINANCIAL DATA


(In thousands except per share data)
Years ended April 30,                               1996             1995            1994             1993            1992
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Vehicle management services            $  1,371,150     $  1,257,696    $  1,162,483     $  1,069,484    $    992,514
     Real estate services                        258,387          221,856         228,286          223,655         234,160
     Mortgage banking services                   195,599          126,094         155,935          122,111          89,099
---------------------------------------------------------------------------------------------------------------------------
                                            $  1,825,136     $  1,605,646    $  1,546,704     $  1,415,250    $  1,315,773
===========================================================================================================================
Income before income taxes                  $    139,148     $    121,318    $    109,796     $     94,238    $     83,117
---------------------------------------------------------------------------------------------------------------------------
Net income                                  $     81,620     $     71,662    $     64,558     $     56,417    $     49,979
---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $       2.33     $       2.08    $       1.82     $       1.63    $       1.46
---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .68     $        .64    $        .60     $        .60    $        .60
---------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Data
As of April 30,                                     1996             1995            1994             1993            1992
---------------------------------------------------------------------------------------------------------------------------
Total assets                                $  5,672,990     $  5,039,533    $  4,766,783     $  4,613,028    $  4,365,031
Assets under management programs            $  3,783,032     $  3,464,889    $  3,241,508     $  3,391,755    $  3,113,120
Liabilities under management programs       $  3,438,804     $  3,079,629    $  2,841,905     $  2,900,934    $  2,771,250
Other debt                                  $    903,442     $    735,886    $    719,822     $    511,128    $    405,017
Stockholders' equity                        $    608,496     $    539,951    $    498,313     $    457,483    $    423,287
===========================================================================================================================

* Reflects two-for-one common stock split declared June 24, 1996. See capital stock note in Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries

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


FISCAL 1996

Consolidated revenues increased 14% to $1.8 billion in 1996. Vehicle management services revenues increased 9% to $1.4 billion primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles. Real estate services revenues increased 16% to $258.4 million primarily as a result of a 10% increase in transferee homes sold, increased fees and commissions related to a 4% increase in the average value of homes sold, and a 13% increase in the number of fee-based transactions. Mortgage banking revenue increased 55% to $195.6 million primarily from a 129% increase in loans closed and approximately $91 million associated with the adoption of SFAS No. 122, partially offset by a significant decrease in sales of servicing rights.

Consolidated expenses increased 14% to $1.7 billion in 1996. Increased depreciation on vehicles under operating leases and costs, including interest, of carrying and reselling homes are primarily due to increases in leased vehicles and transferee homes sold, respectively, as discussed above. Direct costs of mortgage banking services increased 69% to $69.0 million primarily due to a $17.6 million increase in amortization of servicing rights and fees and costs associated with the 129% increase in loan closings.
Interest expense increased $50.8 million as a result of increases in liabilities under management programs and other debt, and slightly higher average cost of funds. Selling, general, and administrative costs increased 12% to $321.8 million as a result of increases in personnel and other operating costs primarily to support increases in fee-based transactions as well as increased systems costs in support of domestic asset management operations. These increases were partially offset by the decrease in the North American truck fuel management subsidiary (NTS) expenses as a result of its sale, as well as the effects of the costs incurred in 1995 associated with vehicle management services office space consolidation.

FISCAL 1995

Consolidated revenues decreased 4% to $1.6 billion in 1995. Vehicle management services revenues increased 8% to $1.3 billion primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles. Real estate services revenues decreased 3% to $221.9 million primarily as a result of a 12% decrease in transferee homes sold, partially offset by increased fees and commissions related to a 4% increase in the average value of homes sold, and a 12% increase in the number of fee-based transactions. Mortgage banking revenue decreased 19% to $126.1 million primarily from a 57% decrease in loans closed, partially offset by $42.1 million in gains on sales of servicing rights.

Consolidated expenses increased 3% to $1.5 billion in 1995. Increases in depreciation on vehicles under operating leases are primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes decreased 14% primarily as a result of the decrease in transferee homes sold as discussed above. Direct costs of mortgage banking services decreased 28% to $40.9 million primarily due to a 57% decrease in loan closings and a $9.0 million decrease in amortization of servicing rights and fees which resulted from $11.3 million in unscheduled amortization of excess servicing fees in fiscal 1994 which reflected higher-than-anticipated prepayments. Interest expense increased $34.5 million primarily as a result of increases in liabilities under management programs and a substantial increase in the Company's cost of funds. Selling, general, and administrative costs decreased 5% to $286.4 million primarily due to decreases in vehicle management services technology costs, mortgage banking services volume as well as productivity improvements and reduction of volume in the real estate services segment.

Management analyzes its business results in terms of net revenue and total operating expenses. Net revenue, as defined by the Company, includes revenue earned reduced by direct costs and by related interest required to fund assets. Direct costs include depreciation on vehicles under operating leases, amortization of mortgage servicing rights and certain other costs including payments to third parties incurred as a component of service delivery. Operating expenses are all other costs incurred in delivering services to clients.


Operating Income (in thousands)      1996       1995       1994
------------------------------------------------------------------
Net revenues                     $592,661   $518,332   $542,059
Operating expenses                453,513    397,014    432,263
------------------------------------------------------------------
Operating income                 $139,148   $121,318   $109,796
==================================================================


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

                                                PHH Corporation and Subsidiaries


Operating Income (in thousands)       1996       1995       1994
---------------------------------------------------------------------
Net revenues:
   Asset-based                    $131,326   $134,933   $140,395
   Fee-based                       115,098    105,215     94,411
   Sale of subsidiary               11,688          -          -
---------------------------------------------------------------------
Total net revenues                 258,112    240,148    234,806
Operating expenses                 193,576    184,480    188,576
---------------------------------------------------------------------
Operating income                  $ 64,536   $ 55,668   $ 46,230
=====================================================================

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

Key Operating Factors             1996       1995       1994
---------------------------------------------------------------
Number of vehicles
  purchased                    117,700    112,400    108,000
   Percent change                   5%         4%        (7%)
Number of fuel and
  service card transactions
  (in thousands)                56,000     51,400     47,300
   Percent change                   9%         9%         4%
Gallons of fuel processed
  (in thousands)             1,069,000  1,136,000  1,073,000
   Percent change                  (6%)        6%         3%
Number of vehicles under
  management                   482,600    462,300    450,400
   Percent change                   4%         3%        (1%)
===============================================================

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

Operating Income (in thousands)    1996       1995       1994
---------------------------------------------------------------
Net revenues:
  Asset-based                  $116,722   $108,903   $116,190
  Fee-based                      88,133     80,031     68,986
---------------------------------------------------------------
Total net revenues              204,855    188,934    185,176
Operating expenses              173,014    153,715    163,676
---------------------------------------------------------------
Operating income               $ 31,841   $ 35,219   $ 21,500
===============================================================

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

PHH Corporation and Subsidiaries

Real estate services operating income decreased 10% to $31.8 million as a 13% increase in operating expenses more than offset the increase in net revenues discussed above. The increase in operating expenses was related to the increased volume growth in fee-based services and increases in systems costs in our domestic asset management operations and in our Canadian operations.

Key Operating Factors        1996       1995       1994
---------------------------------------------------------
Asset-based services:
   Home purchase
    authorizations         32,400     31,000     31,800
      Percent change           4%       (2%)          -
   Transferee homes sold   27,900     25,300     28,900
      Percent change          10%      (12%)         2%
   Average value of US
    homes sold           $177,000   $171,000   $165,000
      Percent change           4%         4%         6%
Fee-based services
  transactions:
    Home finding           25,890     24,020     23,180
    Household goods        17,310     14,700     13,720
    Property dispositions   8,580      7,250      4,180
---------------------------------------------------------
    Total                  51,780     45,970     41,080
      Percent change          13%        12%        47%
=========================================================

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

Operating Income (in thousands)    1996       1995       1994
---------------------------------------------------------------
Net revenues:
  Servicing                    $ 57,030   $ 50,296   $ 21,056
  Production                     69,238     (3,136)   101,021
  Sale of servicing rights        3,426     42,090          -
---------------------------------------------------------------
Total net revenues              129,694     89,250    122,077
Operating expenses               86,923     58,819     80,011
---------------------------------------------------------------
Operating income               $ 42,771   $ 30,431   $ 42,066
===============================================================

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

Key Operating Factors            1996       1995       1994
--------------------------------------------------------------
Mortgage loan applications
  (in millions)              $ 11,021   $  4,413   $  8,799
   Percent change                150%      (50%)        15%
Mortgage loan closings
  (in millions)              $  7,853   $  3,432   $  8,074
   Percent change                129%      (57%)        44%

Servicing portfolio
  (in millions)
   Closings                  $  7,853   $  3,432   $  8,074
   Purchases                    1,301      1,104      1,453
   Payoffs                     (3,200)    (1,553)    (3,929)
   Sales                         (295)    (3,611)         -
--------------------------------------------------------------
   Ending balance            $ 21,676   $ 16,017   $ 16,645
    Percent change                35%       (4%)        51%
Delinquency rate                 1.4%       1.3%       1.2%
==============================================================

                                                PHH Corporation and Subsidiaries

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

Baltimore, Maryland
July 26, 1996

                                                PHH Corporation and Subsidiaries

Consolidated Statements of Income


(In thousands except per share data)
Years ended April 30,                                                                1996             1995            1994
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Vehicle management services                                             $  1,371,150     $  1,257,696    $  1,162,483
     Real estate services                                                         258,387          221,856         228,286
     Mortgage banking services                                                    195,599          126,094         155,935
---------------------------------------------------------------------------------------------------------------------------
                                                                                1,825,136        1,605,646       1,546,704
---------------------------------------------------------------------------------------------------------------------------
Expenses:
     Depreciation on vehicles under operating leases                              944,187          872,495         808,894
     Costs, including interest, of carrying and reselling homes                   127,125          111,405         129,818
     Direct costs of mortgage banking services                                     68,985           40,924          57,091
     Interest                                                                     223,847          173,094         138,617
     Selling, general and administrative                                          321,844          286,410         302,488
---------------------------------------------------------------------------------------------------------------------------
                                                                                1,685,988        1,484,328       1,436,908
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        139,148          121,318         109,796
Income taxes                                                                       57,528           49,656          45,238
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $     81,620     $     71,662    $     64,558
===========================================================================================================================
Net income per share*                                                        $       2.33     $       2.08    $       1.82
===========================================================================================================================

* Reflects two-for-one common stock split declared June 24, 1996, described in the capital stock note.


                                 See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries

Consolidated Balance Sheets


(In thousands)
As of April 30,                                                                                       1996            1995
---------------------------------------------------------------------------------------------------------------------------
Assets:
Cash                                                                                          $      9,288    $      3,412
Accounts receivable, less allowance for doubtful
  accounts of $5,478 in 1996 and $6,689 in 1995                                                    468,938         484,230
Carrying costs on homes under management                                                            46,560          45,260
Mortgage loans held for sale                                                                       874,794         712,247
Mortgage servicing rights and fees                                                                 230,209          98,003
Property and equipment, net                                                                         93,089         102,399
Goodwill, net                                                                                       49,081          51,164
Other assets                                                                                       117,999          77,929
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,889,958       1,574,644
---------------------------------------------------------------------------------------------------------------------------
Assets Under Management Programs:
     Net investment in leases and leased vehicles                                                3,216,224       3,017,231
     Equity advances on homes                                                                      566,808         447,658
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 3,783,032       3,464,889
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $  5,672,990    $  5,039,533
===========================================================================================================================
Liabilities:
Accounts payable and accrued expenses                                                         $    434,109    $    424,438
Advances from clients and deferred revenue                                                          96,439         101,229
Other debt                                                                                         903,442         735,886
Deferred income taxes                                                                              191,700         158,400
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,625,690       1,419,953
---------------------------------------------------------------------------------------------------------------------------
Liabilities Under Management Programs                                                            3,438,804       3,079,629
---------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, authorized 3,000,000 shares                                                        -               -
     Common stock, no par value, authorized
       50,000,000 shares; issued and outstanding
       34,661,524* shares in 1996 and 16,890,212
       shares in 1995                                                                               96,081          79,210
     Cumulative foreign currency translation adjustment                                            (23,483)        (16,913)
     Retained earnings                                                                             535,898         477,654
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   608,496         539,951
---------------------------------------------------------------------------------------------------------------------------
                                                                                              $  5,672,990    $  5,039,533
===========================================================================================================================

* Reflects two-for-one common stock split declared June 24, 1996, described in the capital stock note.

                                 See Notes to Consolidated Financial Statements.

                                                PHH Corporation and Subsidiaries

Consolidated Statements of Cash Flows


(In thousands)
Years ended April 30,                                                                1996             1995            1994
---------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                              $     81,620     $     71,662    $     64,558
     Adjustments to reconcile income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                            944,187          872,495         808,894
       Other depreciation and amortization                                         30,020           32,095          29,000
       Amortization and write-down of
         servicing rights and fees                                                 37,640           20,089          29,132
       Additions to originated mortgage servicing rights                          (91,134)               -               -
       Additions to excess mortgage servicing fees                                (66,432)         (27,869)        (39,042)
       Gain on sales of servicing rights                                           (3,426)         (42,090)              -
       Deferred income taxes                                                       33,585           41,530          25,694
       Gain on sale of subsidiary                                                 (11,688)               -               -
       Changes in:
         Accounts receivable                                                      (31,211)          (5,913)        (72,536)
         Carrying costs on homes under management                                  (1,507)          (9,011)         15,544
         Mortgage loans held for sale                                            (162,547)          (6,359)       (227,230)
         Accounts payable and accrued expenses                                     32,951          (93,033)        (28,835)
         Advances from clients and deferred revenue                                (4,208)          21,790         (27,146)
         All other operating activity                                             (19,628)           1,043          (5,368)
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by operating activities                                    768,222          876,429         572,665
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Investment in leases and leased vehicles                                  (1,909,805)      (1,785,923)     (1,578,721)
     Repayment of investment in leases and leased vehicles                        582,487          579,835         549,262
     Proceeds from sales and transfers of leases and
       leased vehicles to third parties                                           163,172          109,859         105,087
     Equity advances on homes under management                                 (4,649,297)      (6,603,355)     (4,101,894)
     Repayment of advances on homes under management                            4,530,106        6,631,414       4,301,529
     Purchases of mortgage servicing rights                                       (13,316)         (13,826)        (14,223)
     Proceeds from sales of mortgage servicing rights                               4,462           54,030               -
     Additions to property and equipment, net of dispositions                     (17,650)         (16,429)        (32,719)
     Acquisitions accounted for as a purchase                                           -                -          (2,594)
     Proceeds from sale of subsidiary                                              33,618                -               -
     All other investing activities                                               (34,583)         (21,114)          1,348
---------------------------------------------------------------------------------------------------------------------------
         Cash used in investing activities                                     (1,310,806)      (1,065,509)       (772,925)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Net change in borrowings with terms of less than 90 days                    (150,349)         114,462         172,255
     Proceeds from issuance of other borrowings                                 1,914,461        1,195,147       1,040,092
     Principal payment on other borrowings                                     (1,223,110)      (1,074,230)     (1,011,673)
     Stock option plan transactions                                                16,871            4,090           9,554
     Repurchases of common shares                                                       -          (17,019)         (8,721)
     Payment of dividends                                                         (23,376)         (21,809)        (20,850)
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by financing activities                                    534,497          200,641         180,657
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                            13,963           (8,174)         19,106
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                         5,876            3,387            (497)
Cash at beginning of period                                                         3,412               25             522
---------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $      9,288     $      3,412    $         25
===========================================================================================================================

                                 See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity



                                                                                                Cumulative
                                                                                                   Foreign
                                                                                                  Currency
(Dollars in thousands except per share data)                            Common Stock           Translation        Retained
Years Ended April 30, 1996, 1995 and 1994                          Shares          Amount       Adjustment        Earnings
---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1993                                         17,197,785    $     91,306     $    (17,916)   $    384,093
     Net income                                                                                                     64,558
     Cash dividends declared ($.60 per share)*                                                                     (20,850)
     Foreign currency translation adjustment                                                        (3,711)
     Stock option plan transactions,
       net of related income tax benefits                         305,062           9,554
     Repurchases of common shares                                (257,174)         (8,721)
---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1994                                         17,245,673          92,139          (21,627)        427,801
     Net income                                                                                                     71,662
     Cash dividends declared ($.64 per share)*                                                                     (21,809)
     Foreign currency translation adjustment                                                         4,714
     Stock option plan transactions,
       net of related income tax benefits                         129,660           4,090
     Repurchases of common shares                                (485,121)        (17,019)
---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995                                         16,890,212          79,210          (16,913)        477,654
     Net income                                                                                                     81,620
     Cash dividends declared ($.68 per share)*                                                                     (23,376)
     Foreign currency translation adjustment                                                        (6,570)
     Stock option plan transactions,
       net of related income tax benefits                         440,550          16,871
     Two-for-one common stock split*                           17,330,762
---------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1996                                         34,661,524    $     96,081     $    (23,483)   $    535,898
===========================================================================================================================

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


The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements. Open-end operating leases and direct financing leases generally have a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically have a longer term, usually 30 months or more, but are cancelable under certain conditions. The Company records the cost of leased vehicles as an "investment in leases and leased vehicles." Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method which approximates the contractual terms. Vehicles under operating leases are amortized using the straight-line method over the expected lease term.


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


Direct costs of managing the homes during the period the home is held for resale, including property taxes, repairs, maintenance and continuing mortgage payments, are generally borne by the client. Funds are normally advanced by the client for a portion of these costs and are included in "advances from clients." These costs are paid by the Company and are identified as "carrying costs on homes under management" until resale. After resale, a settlement of actual costs and the advance billing is made with the client.

Revenues and the related "costs, including interest, of carrying and reselling homes" are recognized at closing on the resale of a home. Real estate services revenue is shown net of costs reimbursed by client corporations.Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions.


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

PHH Corporation and Subsidiaries

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements for comparative purposes. Included in these reclassifications are the effects of reducing real estate services revenue and "costs, including interest, of carrying and reselling homes" for direct costs reimbursed by client corporations. Such costs were $554,464 , $464,980 and $587,975 in 1996, 1995 and 1994, respectively.


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

MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The valuation reserve was $15,035 and $9,140 at April 30, 1996 and 1995, respectively.

The Company issues mortgage-backed certificates insured or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC

                                                PHH Corporation and Subsidiaries


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

MORTGAGE SERVICING RIGHTS AND FEES

Mortgage servicing rights and fees activity was as follows during 1996, 1995, and 1994:

                              Excess  Purchased Originated
                            Servicing Servicing  Servicing
                               Fees     Rights    Rights     Allowance   Total
--------------------------------------------------------------------------------
Balance April 30, 1993       $ 58,522   $ 5,682   $     -   $     -    $ 64,204
 Additions                     39,042    14,223         -         -      53,265
 Amortization                 (12,031)   (5,785)        -         -     (17,816)
 Write-down                   (11,316)        -         -         -     (11,316)
Balance April 30, 1994         74,217    14,120         -         -      88,337
 Additions                     27,869    13,826         -         -      41,695
 Amortization                 (14,321)   (5,768)        -         -     (20,089)
 Sales                         (8,917)   (3,023)        -         -     (11,940)
Balance April 30, 1995         78,848    19,155         -         -      98,003
 Additions                     66,432    13,316    91,134         -     170,882
 Amortization                 (20,839)   (6,224)   (7,634)        -     (34,697)
 Sales                           (766)     (270)        -         -      (1,036)
 Write-down/Provision          (1,630)        -         -    (1,313)     (2,943)
--------------------------------------------------------------------------------
Balance April 30, 1996       $122,045   $25,977   $83,500   $(1,313)   $230,209
================================================================================

Excess servicing fees represent the present value of the differential between the actual servicing fees and normal servicing fees which are capitalized at the time loans are sold with servicing rights retained. During Fiscal 1994 the Company experienced significant portfolio prepayments and payoffs, which required the write-down of $11,316 of excess mortgage servicing fees. Purchased servicing rights represent the cost of acquiring the rights to service mortgage loans for others.


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


Prior to the adoption of SFAS No. 122 the Company reviewed the recoverability of purchased servicing rights by discounting anticipated future cash flows at appropriate discount rates, utilizing externally published prepayment rates. If the recorded balance exceeded the discounted anticipated future cash flows, the amortization of the purchased servicing rights was accelerated on a prospective basis.


PROPERTY AND EQUIPMENT

Property and equipment at April 30 consisted of the following:

                                        1996       1995
--------------------------------------------------------
Land                                $  9,082   $  9,584
Buildings and leasehold improvements  55,215     58,305
Equipment                            102,353    111,909
Accumulated depreciation
  and amortization                   (81,607)   (87,342)
--------------------------------------------------------
                                      85,043     92,456
Capitalized software costs, net        8,046      9,943
--------------------------------------------------------
                                    $ 93,089   $102,399
========================================================


OTHER ASSETS

Other assets at April 30 consisted of the following:

                                            1996        1995
------------------------------------------------------------
Mortgage-related notes receivable       $ 62,242    $ 27,659
Residential properties held for resale    11,048      14,596
Other                                     44,709      35,674
------------------------------------------------------------
                                        $117,999    $ 77,929
============================================================


Mortgage-related notes receivable are loans secured by residential real estate. Residential properties held for resale are located primarily in the US and are carried at the lower of cost or net realizable value.

ASSETS UNDER MANAGEMENT PROGRAMS

NET INVESTMENT IN LEASES AND LEASED VEHICLES

The net investment in leases and leased vehicles at April 30 consisted of the following:


                                       1996        1995
-------------------------------------------------------
Vehicles under open-end
  operating leases               $2,519,731  $2,357,425
Vehicles under closed-end
  operating leases                  347,645     288,582
Direct financing leases             348,043     370,234
Accrued interest on leases              805         990
-------------------------------------------------------
                                 $3,216,224  $3,017,231
=======================================================

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


The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for
amounts exceeding the residual value guarantees. Maintenance   and  repairs  of
vehicles   under   these   agreements   are  the responsibility of the lessee.
The original cost and accumulated depreciation of vehicles under this type of operating lease was $4,387,252 and $1,867,521, and $3,897,794 and $1,540,369 at
April 30, 1996 and 1995, respectively.

PHH Corporation and Subsidiaries


Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements was $482,742 and $135,097, and $391,020 and $102,438 at April 30, 1996 and 1995, respectively. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.


Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

Leasing revenues are included in revenues from vehicle management services. Following is a summary of leasing revenues for years ended April 30:

                             1996         1995     1994
-------------------------------------------------------
Operating leases       $1,111,812   $1,017,521 $939,297
Direct financing leases,
  primarily interest       42,460      40,937    28,852
-------------------------------------------------------
                       $1,154,272   $1,058,458 $968,149
=======================================================


Other managed vehicles are subject to leases serviced by the Company for others, and neither the vehicles nor the leases are included as assets of the Company. The Company receives a fee under such agreements which covers or exceeds its cost of servicing.


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


Other managed vehicles with balances aggregating $109,200 and $118,000 at April 30, 1996 and 1995, respectively, are included in a special purpose entity which is not owned by the Company. This entity does not require consolidation as it is not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling $46,500 and $57,100 at April 30, 1996 and 1995, respectively, are owned by special purpose entities which are owned by the Company. However, such assets and related liabilities have been netted in the balance sheet since there is a two-party agreement with determinable amounts, a legal right of setoff exists and the Company exercises its right of setoff in settlement with client corporations.


EQUITY ADVANCES ON HOMES

Equity advances on homes represent advances paid to transferring employees of clients for their equity based on appraised values of their homes.

OTHER DEBT

Other debt at April 30 consisted of the following:

                                        1996       1995
-------------------------------------------------------
Commercial paper                    $803,442   $635,886
Medium-term note                     100,000    100,000
-------------------------------------------------------
                                    $903,442   $735,886
=======================================================

Commercial paper programs are more fully described in the note for Liabilities Under Management Programs. The medium-term note represents an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of seven years payable in full in fiscal 2000.

INCOME TAXES

Provisions (credits) for income taxes for the years ended April 30 were comprised as follows:

                             1996       1995       1994
--------------------------------------------------------
Current income taxes:
   Federal               $ 12,305   $ (2,958)  $  7,550
   State and local          3,783      3,464      9,938
   Foreign                  8,140      6,979      2,739
--------------------------------------------------------
                           24,228      7,485     20,227
--------------------------------------------------------

Deferred income taxes:
   Federal                 27,700     39,600     24,452
   State and local          5,400      4,500     (1,033)
   Foreign                    200     (1,929)     1,592
--------------------------------------------------------
                           33,300     42,171     25,011
--------------------------------------------------------
                         $ 57,528   $ 49,656   $ 45,238
========================================================

Deferred income taxes are recorded based upon differences between the financial statement and the tax bases of assets and liabilities and available tax credit carryforwards. There was no valuation allowance relating to deferred tax assets. Net deferred tax liabilities as of April 30 were comprised as follows:

                                                   1996                  1995
------------------------------------------------------------------------------
Depreciation                                  $(208,100)            $(197,800)
Accrued liabilities and deferred income          47,500                41,900
Unamortized mortgage servicing rights           (31,100)               (2,500)
------------------------------------------------------------------------------
                                              $(191,700)            $(158,400)
==============================================================================

The portions of the 1996 income tax liability and provision classified as current and deferred are subject to final determination based on the actual 1996 income tax returns. The liability and provision amounts for 1995 have been reclassified to reflect the final determination made in filing the 1995 income tax returns.

The Company received net income tax refunds of $1,330 in 1996 and paid income taxes of $26,049 in 1995 and $35,739 in 1994.

A summary of the differences between the statutory federal income tax rate and the Company's effective income tax rate follows:

                                     1996   1995    1994
---------------------------------------------------------
Federal income tax
  statutory rate                     35.0%  35.0%   35.0%
   State income taxes,
    net of federal benefit            4.3    4.5     5.3
   Amortization of goodwill            .6    1.0     0.7
   Rate increase
    on deferred taxes                   -      -     3.0
   Adjustments of tax
    accruals                            -      -    (3.0)
   Foreign tax in excess of
    (less than) domestic rate         1.1   (0.1)      -
   Other                               .3    0.5     0.2
---------------------------------------------------------
Effective tax rate                   41.3%  40.9%   41.2%
=========================================================

The Company's US federal income tax returns have been examined by the Internal Revenue Service through April 30, 1993.

LIABILITIES UNDER MANAGEMENT PROGRAMS

Borrowings  to  fund  assets  under   management   programs  are  classified  as
"liabilities under management programs" and, at April 30, consisted of the following:

                                        1996        1995
--------------------------------------------------------
Commercial paper                 $ 1,404,094  $1,665,193
Medium-term notes                  1,981,200   1,261,000
Limited recourse debt                  8,595       8,357
Secured notes payable on
  vehicles under lease                11,570      39,446
Other unsecured debt                  33,345     105,633
--------------------------------------------------------
                                 $ 3,438,804  $3,079,629
========================================================

                                                PHH Corporation and Subsidiaries

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

                     Assets Under     Liabilities Under
              Management Programs   Management Programs
-------------------------------------------------------
1997                  $ 1,999,332           $ 1,754,684
1998                    1,062,884               990,171
1999                      480,217               455,905
2000                      154,399               153,038
2001                       51,583                51,497
2002-2006                  34,617                33,509
-------------------------------------------------------
                      $ 3,783,032           $ 3,438,804
=======================================================

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

                               Number of        Option Price
                                  Shares           per Share
------------------------------------------------------------
Outstanding April 30, 1993     1,971,570    $18.13 to $39.63
   Granted                       199,450    $39.00 to $42.00
   Exercised                    (305,062)   $18.13 to $37.75
   Canceled                      (97,785)   $27.00 to $39.63
------------------------------------------------------------
Outstanding April 30, 1994     1,768,173    $19.88 to $42.00
   Granted                       234,700    $35.50 to $37.00
   Exercised                    (129,660)   $19.88 to $37.75
   Canceled                     (200,245)   $24.50 to $41.13
------------------------------------------------------------
Outstanding April 30, 1995     1,672,968    $19.88 to $42.00
   Granted                       190,750    $39.88 to $53.12
   Exercised                    (443,083)   $27.00 to $40.62
   Canceled                     (112,650)   $27.00 to $39.88
   Two-for-one common
     stock split               1,307,985
------------------------------------------------------------
Outstanding April 30, 1996*    2,615,970     $9.94 to $26.56
------------------------------------------------------------
Exercisable April 30, 1996*    2,256,070     $9.94 to $21.00
============================================================

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

PENSION AND OTHER EMPLOYEE BENEFIT PLANS

PENSION AND SUPPLEMENTAL RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan covering substantially all US employees of the Company and its subsidiaries. The Company's subsidiary located in the UK has a contributory defined benefit pension plan, with participation at the employee's option. Under both the US and UK plans, ben-

PHH Corporation and Subsidiaries

efits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for both plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate from time to time. The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations.

Net costs included the following components for the years ended April 30:

                                  1996       1995       1994
-------------------------------------------------------------

Service cost                  $  5,038   $  4,597   $  4,604
Interest cost                    7,607      6,742      6,181
Actual return on assets        (10,977)    (3,144)    (2,049)
Net amortization and deferral    5,515     (1,698)    (2,050)
-------------------------------------------------------------
Net cost                      $  7,183   $  6,497   $  6,686
=============================================================

A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheets at April 30 follows:


                                                 Funded Plans
                                         -------------------------
                                               1996          1995
------------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                $   61,766   $    49,799
   Unvested                                   6,447         6,428
------------------------------------------------------------------
                                         $   68,213   $    56,227
==================================================================

Projected benefit obligation             $   88,892   $    75,537
Funded assets, at fair value
  (primarily common stock and
  bond mutual funds)                        (78,851)      (60,558)
Unrecognized net loss from past
  experience different from that assumed
  and effects of changes in assumptions      (6,409)       (8,906)
Unrecognized prior service cost                 (62)          (94)
Unrecognized net obligation                    (137)          (93)
------------------------------------------------------------------
Recorded liability                       $    3,433   $     5,886
==================================================================

                                            Unfunded Plans
                                         --------------------
                                             1996       1995
-------------------------------------------------------------
Accumulated benefit obligation:
   Vested                                $ 12,196   $  8,591
   Unvested                                   786        965
-------------------------------------------------------------
                                         $ 12,982   $  9,556
=============================================================

Projected benefit obligation             $ 16,167   $ 13,433
Unrecognized net loss from past
  experience different from that assumed
  and effects of changes in assumptions    (1,885)      (849)
Unrecognized prior service cost            (3,049)    (2,598)
Unrecognized net obligation                (1,392)    (1,624)
Minimum liability adjustment                3,141      1,194
-------------------------------------------------------------
Recorded liability                       $ 12,982   $  9,556
=============================================================


Significant percentage assumptions used in determining the cost and obligations under the US pension and unfunded supplemental retirement plans are as follows:

                                      1996    1995    1994
-----------------------------------------------------------
Discount rate                         8.00%   8.50%   8.25%
Rate of increase in
   compensation                       5.00    5.00    5.00
Long-term rate of
   return on assets                   9.50    9.50   10.00
===========================================================

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides healthcare and life insurance benefits for certain retired employees up to the age of 65. Such postretirement benefits costs for 1996, 1995 and 1994 were $1,523, $1,474 and $1,551, respectively. A summary of the plan's status and the Company's recorded liability recognized in the consolidated balance sheets at April 30 follows:

                                        1996       1995
--------------------------------------------------------
Accumulated postretirement
 benefit obligation:
   Active employees                 $  5,732   $  5,574
   Current retirees                    1,743      1,785
--------------------------------------------------------
                                       7,475      7,359
Unrecognized transition obligation    (4,995)    (5,289)
Unrecognized net gain                  1,081        248
--------------------------------------------------------
Recorded liability                  $  3,561   $  2,318
========================================================


Net periodic postretirement benefit costs included the following components for the year ended April 30,

                                   1996    1995    1994
--------------------------------------------------------
Service cost                     $  786   $ 661   $ 788
Interest cost                       519     519     469
Net amortization and deferral       218     294     294
--------------------------------------------------------
                                 $1,523  $1,474  $1,551
========================================================

Significant percentage assumptions used in determining the cost and obligations under the postretirement benefit plan are as follows:

                                      1996    1995    1994
------------------------------------------------------------
Discount rate                         8.00%   8.25%   8.25%
------------------------------------------------------------
Health care costs trend rate
  for subsequent year                10.00%  12.00%  12.00%
============================================================

The health care cost trend rate is assumed to decrease  gradually  through  2004 when the ultimate trend rate of 4.75% is reached. At April 30, 1996, a one-percentage-point increase in the assumed health care cost trends rate for each future year would increase the annual service and interest cost by approximately $120 and the accumulated postretirement benefit obligation by approximately $545.


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

                                                PHH Corporation and Subsidiaries

LEASE COMMITMENTS

Total rental expenses relating to office facilities and equipment were $23,519, $24,195, and $27,264 for 1996, 1995 and 1994, respectively. Minimum rental commitments under non-cancelable leases with remaining terms in excess of one year are as follows:

---------------------------------------------------------------
1997       $  14,980         2001                    $  6,406
1998       $  13,619         2001-2006               $ 13,071
1999       $  10,395         2007 and thereafter     $  4,158
2000       $   7,294
---------------------------------------------------------------

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


The Company is contingently liable under the terms of an agreement involving its discontinued aviation services segment for payment of Industrial Revenue Bonds issued by local governmental authorities operating at two airports, one of which comes due in the year 2013 and the other which comes due in the year 2014, each of which is in the amount of $3,500. The Company believes its allowance for disposition loss is sufficient to cover all potential liability.


FAIR VALUE OF FINANCIAL INSTRUMENTS
AND SERVICING RIGHTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

o Cash, accounts receivable, certain other assets and commercial paper borrowings. Due to the short-term nature of these financial instruments, the carrying value equals or approximates fair value.

o Mortgage loans held for sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions, used to reduce the risk of adverse price fluctuations, for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, are included in the carrying amount of mortgage loans held for sale.

o Mortgage servicing rights and fees. Fair value is estimated by discounting the expected net cash flow of servicing rights and deferred mortgage servicing fees using discount rates that approximate market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

o Borrowings. Fair value of borrowings, other than commercial paper, is estimated based on quoted market prices or market comparables.

o Interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options. The fair value of interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

The following table sets forth information about financial instruments, except for those noted above for which the carrying value approximates fair value, at April 30, 1996 and 1995:

                                                         1996                                    1995
                                        -------------------------------------   -------------------------------------
                                                                    Estimated                              Estimated
                                          Notional     Carrying          Fair     Notional     Carrying         Fair
                                            Amount       Amount         Value       Amount       Amount        Value
---------------------------------------------------------------------------------------------------------------------
Assets:
  Mortgage loans held for sale          $       --   $  874,794    $  874,794   $       --   $  712,247   $  712,247
  Excess mortgage servicing fees                --      122,045       132,586           --       78,848       86,982
  Originated mortgage servicing rights          --       82,187        88,516           --           --           --
  Purchased mortgage servicing rights           --       25,977        34,241           --       19,155       20,333

Liabilities--Medium-term notes                  --    2,081,200     2,080,827           --    1,361,000    1,361,198

Off balance sheet:
  Interest rate swaps                    1,858,597                               1,740,964
     In a gain position                                      --         3,164                        --        8,350
     In a loss position                                      --       (11,192)                       --       (4,693)

Foreign exchange forwards                  125,031           --           (12)      80,600           --          (54)

Mortgage-related positions:*
  Forward delivery commitments           1,630,000       (1,156)       11,402    1,089,500       12,951       (3,441)
  Option contracts to sell                 345,000        1,786           518      143,500          729         (318)
  Option contracts to buy                  800,000        4,280           148      110,000          483          488

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


                                                                                Maturities
                                                 --------------------------------------------------------------------------
                                          Total         1997        1998        1999        2000           2001      2002
---------------------------------------------------------------------------------------------------------------------------
US
---------------------------------------------------------------------------------------------------------------------------
Commercial Paper:
  Pay fixed/receive floating:
  Notional value                    $   467,301  $   189,564  $  152,628  $   75,786   $  31,423      $  11,250  $  6,650
  Weighted average receive rate                        5.43%       5.43%       5.43%       5.43%          5.43%     5.43%
  Weighted average pay rate                            6.22%       6.26%       6.48%       6.56%          6.34%     6.50%

Medium-Term Notes:
  Pay floating/receive fixed:
  Notional value                        150,000      150,000
  Weighted average receive rate                        6.98%
  Weighted average pay rate                            5.39%

  Pay floating/receive floating:
  Notional value                        806,200      806,200
  Weighted average receive rate                        5.49%
  Weighted average pay rate                            5.37%

Canada
---------------------------------------------------------------------------------------------------------------------------
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

UK
---------------------------------------------------------------------------------------------------------------------------
Commercial Paper:
  Pay fixed/receive floating:
  Notional value                        295,104       87,521      90,083      67,788      33,141         16,571
  Weighted average receive rate                        6.07%       6.07%       6.07%       6.07%          6.07%
  Weighted average pay rate                            7.46%       6.05%       8.11%       6.93%          7.18%
---------------------------------------------------------------------------------------------------------------------------
Total                               $ 1,858,597  $ 1,305,659  $  287,362  $  161,980   $  68,736      $  28,210  $  6,650
===========================================================================================================================

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

                                                PHH Corporation and Subsidiaries

BUSINESS SEGMENTS

The Company's operations are classified into three business segments: vehicle management services, real estate services and mortgage banking services. Vehicle management services and real estate services are provided in North America and Europe. Mortgage banking services are provided in the US. Selected information by business segment and geographic area follows:


Business Segments



(In thousands)
Years Ended April 30,                                                           1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  Vehicle management services                                           $  1,371,150    $  1,257,696    $  1,162,483
  Real estate services                                                       258,387         221,856         228,286
  Mortgage banking services                                                  195,599         126,094         155,935
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $  1,825,136    $  1,605,646    $  1,546,704
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes:
  Vehicle management services                                           $     64,536    $     55,668    $     46,230
  Real estate services                                                        31,841          35,219          21,500
  Mortgage banking services                                                   42,771          30,431          42,066
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $    139,148    $    121,318    $    109,796
---------------------------------------------------------------------------------------------------------------------------
Identifiable assets:
  Vehicle management services                                           $  3,562,737    $  3,413,080    $  3,120,154
  Real estate services                                                       841,881         723,698         807,119
  Mortgage banking services                                                1,268,372         902,755         839,510
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $  5,672,990    $  5,039,533    $  4,766,783
---------------------------------------------------------------------------------------------------------------------------
Capital expenditures:
  Vehicle management services                                           $     10,663    $      8,536    $     10,250
  Real estate services                                                         9,775           9,103           8,839
  Mortgage banking services                                                    3,090           1,668          17,023
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $     23,528    $     19,307    $     36,112
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Vehicle management services                                           $    960,584    $    891,361    $    825,609
  Real estate services                                                        10,290          10,054           8,921
  Mortgage banking services                                                   40,973          23,264          32,496
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $  1,011,847    $    924,679    $    867,026
---------------------------------------------------------------------------------------------------------------------------



Geographic Areas



(In thousands)
Years Ended April 30,                                                           1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
Revenues:
  North America (principally U.S.)                                      $  1,637,138    $  1,438,327    $  1,381,906
  Europe                                                                     187,998         167,319         164,798
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $  1,825,136    $  1,605,646    $  1,546,704
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes:
  North America (principally U.S.)                                      $    123,957    $    113,942    $    106,895
  Europe                                                                      15,191           7,376           2,901
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $    139,148    $    121,318    $    109,796
---------------------------------------------------------------------------------------------------------------------------
Identifiable assets:
  North America (principally U.S.)                                      $  5,086,009    $  4,492,213    $  4,211,169
  Europe                                                                     586,981         547,320         555,614
---------------------------------------------------------------------------------------------------------------------------
  Consolidated                                                          $  5,672,990    $  5,039,533    $  4,766,783
---------------------------------------------------------------------------------------------------------------------------

PHH Corporation and Subsidiaries


Quarterly Financial Data (Unaudited)


(In thousands except per share data)                                            Year ended April 30, 1996
---------------------------------------------------------------------------------------------------------------------------
Quarter                                            First           Second           Third           Fourth            Year
---------------------------------------------------------------------------------------------------------------------------
Revenues                                    $    440,983     $    448,809    $    453,860     $    481,484    $  1,825,136
Income before income taxes                  $     31,663     $     33,217    $     33,080     $     41,188    $    139,148
Net income                                  $     18,301     $     19,564    $     19,482     $     24,273    $     81,620
---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $        .52     $        .57    $        .54     $        .70    $       2.33
---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .17     $        .17    $        .17     $        .17    $        .68
===========================================================================================================================
Closing price range of stock:*
     High                                   $     23 3/4     $     23 3/8    $     25 3/4     $     28 3/8    $     28 3/8
     Low                                    $     19 5/8     $     21        $     21 7/8     $     24 1/2    $     19 5/8
---------------------------------------------------------------------------------------------------------------------------

                                                                                Year ended April 30, 1995
---------------------------------------------------------------------------------------------------------------------------
Quarter                                            First           Second           Third           Fourth            Year
---------------------------------------------------------------------------------------------------------------------------
Revenues                                    $    392,817     $    389,993    $    394,678     $    428,158    $  1,605,646
Income before income taxes                  $     28,035     $     29,874    $     28,254     $     35,155    $    121,318
Net income                                  $     16,515     $     17,612    $     16,762     $     20,773    $     71,662
---------------------------------------------------------------------------------------------------------------------------
Net income per share*                       $        .47     $        .51    $        .49     $        .61    $       2.08
---------------------------------------------------------------------------------------------------------------------------
Cash dividends per share*                   $        .16     $        .16    $        .16     $        .16    $        .64
===========================================================================================================================
Closing price range of stock:*
     High                                   $     19 3/8     $     19        $     19         $     20 1/4    $     20 1/4
     Low                                    $     17 1/2     $     17 3/8    $     16 3/4     $     17 5/8    $     16 3/4
---------------------------------------------------------------------------------------------------------------------------

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         An Executive Officer
        Office Held                     Name -- Age                        Since Fiscal Year
        -----------                     -----------                      --------------------
Chairman of the Board, President
  and Chief Executive Officer           Robert D. Kunisch -- 55                  1982
Senior Vice President                   William F. Adler -- 52                   1986
Senior Vice President                   Eugene A. Arbaugh -- 58                  1987
Senior Vice President, Chief
  Financial Officer and Treasurer       Roy A. Meierhenry -- 57                  1987
Senior Vice President                   H. Robert Nagel -- 52                    1992
Vice President and Secretary            Samuel H. Wright -- 50                   1983
Vice President                          David T. Aldridge -- 49                  1996
Vice President                          Donna C. Easton -- 48                    1988
Vice President                          Terence W. Edwards -- 41                 1995
Vice President                          Terry E. Kridler -- 49                   1986
Vice President                          Edwin F. Miller -- 53                    1990
Corporate Controller                    Nan A. Grant -- 44                       1991

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                 NUMBER
(a)1. Index to Financial Statements
   Report and Consent of Independent Auditors                                                                      12
   Consolidated Financial Statements of PHH Corporation
     and Subsidiaries and related notes:
        Consolidated Statements of Income for the years ended
          April 30, 1996, 1995, and 1994                                                                           13
        Consolidated Balance Sheets at April 30, 1996 and 1995                                                     14
        Consolidated Statements of Cash Flows for the years ended
          April 30, 1996, 1995 and 1994                                                                            15
        Consolidated Statements of Stockholders' Equity for the years ended
          April 30, 1996, 1995 and 1994                                                                            16
        Notes to Consolidated Financial Statements                                                                 17
   2. Index to Financial Statement Schedules
   Consolidated Schedules of PHH Corporation and Subsidiaries for the years ended
     April 30, 1996, 1995 and 1994:
     Schedule II -- Valuation and Qualifying Accounts                                                              32
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



Exhibit No.
3-1              Charter of PHH Corporation, as amended(*).
3-2              By-Laws of PHH Corporation, as amended October 1990(*).
4-1              Indenture between the Company and Bank of Boston, Trustee, dated as of March 1, 1984, filed as Exhibit
                 4(a) to Registration No. 2-90026 (*).
4-2              Master Credit Agreements of various dates among the Company and various commercial banks filed as
                 Exhibit 4-4 to Form 10-K for fiscal year ended April 30, 1990(*).
4-3              Credit Agreements of various dates among the Company and various commercial banks filed as Exhibit 4-5 to Form 10-K for fiscal year ended April 30, 1990(*).
4-4              Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit
                 4(a)(iii) to Registration Statement 33-48125(*).
4-5              Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376 (*).
4-6              Policy on confidential proxy voting and Independent Tabulation and Inspection of Elections adopted by resolution of the Board of Directors on June 17, 1991, filed as Exhibit 4-8 to Form 10-K for fiscal year ended April 30, 1991 (*).
10-1             Amended and Restated Stock Compensation Plan of 1990 filed as Exhibit 4(a) to Registration No.
                 33-53282 (*)
10-2             Outside Directors Stock Option Plan filed as Exhibit 4(b) to Registration No. 33-38309 (*).
10-3             Amended and restated Employee Investment Plan filed as Exhibit 4 to Registration Statement No.
                 33-64617 (*).
10-4             Amended and Restated Directors Deferred Compensation Plan for Corporate Directors filed as Exhibit
                 10-3 to Form 10-K for fiscal year ended April 30, 1993 and as amended on April 18, 1994 and as amended on February 26, 1996 (*).


10-5             Directors Deferred Stock Plan filed as Exhibit 10-4 to Form 10-K for fiscal year ended April 30, 1994 and as amended on April 18, 1994 and by Amendment No. 2 on June 24, 1996 (*).
10-6             Executive Deferred Compensation Plan and Form of Executive Deferred Compensation Plan Trust Agreement
                 filed as Exhibit 10-5 to Form 10-K for fiscal year ended April 30, 1994, as amended by Amendment No. 1 on February 28, 1994, filed as Exhibit 10-6 to Form 10-K for fiscal year ended April 30, 1995 and
                 Amendment No. 2 on February 26, 1996 (*).
10-7             Long-Term Incentive Plan (FY 95-96-97) filed as Exhibit 10-7 to Form 10-K for fiscal year ended April
                 30, 1994 (*).
10-8             Long-Term Incentive Plan (FY 97-98-99) (*).
10-9             Corporate Incentive Plan (FY 97) and CEO & President Incentive Plan (FY97) (*).
10-10            Amended and Restated Supplemental Executive Retirement Plan, filed as Exhibit 10-10 to Form 10-K for fiscal year ended April 30, 1989, as amended by First Amendment on June 18, 1990, filed as Exhibit
                 10-12 to Form 10-K for fiscal year ended April 30, 1990, by Second Amendment on November 11, 1991,
                 filed as Exhibit 10-8 to Form 10-K for fiscal year ended April 30, 1993, by Third Amendment on
                 February 28, 1994 filed as Exhibit 10-10 for fiscal year April 30, 1994 and by Fourth Amendment on
                 April 10, 1995, filed as Exhibit 10-11 to Form 10-K for fiscal year ended April 30, 1995 (*).
10-11            Form of Amended and Restated Supplemental Executive Retirement Agreement filed as Exhibit 10-11 to
                 Form 10-K for fiscal year ended April 30, 1994 (*).
10-12            Amended and Restated Excess Benefit Plan filed as Exhibit 10-12 to Form 10-K for fiscal year ended
                 April 30, 1994 and as amended by Amendment No. 1 on February 26, 1996 (*).
10-13            Form of Amended and Restated Deferred Compensation Trust Agreement for Supplemental Executive
                 Retirement Plan and Excess Benefit Plan filed as Exhibit 10-13 to Form 10-K for fiscal year ended
                 April 30, 1994 (*).
10-14            Amended and Restated Senior Executive Severance Plan filed as Exhibit 10-14 to Form 10-K for fiscal year ended April 30, 1990 (*).
10-15            Form of Distribution Agreement between the Company and The First Boston Corporation; Goldman, Sachs &
                 Co., Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan
                 Securities, Inc., dated March 26, 1993, filed as Exhibit 1 to Registration Statement 33-59376 (*).
10-16            Form of Distribution Agreement between the Company and Goldman, Sachs & Co.; Merrill Lynch & Co.;
                 Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc., dated July 5,
                 1994, filed as Exhibit 1 to Registration Statement 33-52669 (*).
10-17            Form of Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs &
                 Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan
                 Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration Statement 33-63627.
10-18            Form of Rights Agreement between the Company and Maryland National Bank dated as of March 17, 1986, filed as an exhibit to the Form 8-K for the month of March 1986 and amended January 16, 1989, filed as an exhibit to Form 8-K for the month of January 1989 and amended April 6, 1992, filed as Exhibit 10-15 to Form 10-K for the fiscal year ended April 30, 1992 (*).
10-19            Form of Rights Agreement between the Company and First Chicago Trust Company of New York dated as of
                 March 15, 1996, filed as an exhibit to the Form 8-K and Form 8-A for the month of March 1996 (*)
11               Schedule containing information used in the computation of net income per share(**).
12               Schedule containing information used in the computation of the ratio of earnings to fixed charges(**).
21               Subsidiaries of the registrant(**).
24               Power of Attorney(**).
27               Financial Data Schedule (filed electronically only).

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

                                      PHH CORPORATION



                                      By          ROBERT D. KUNISCH
                                        -------------------------------------
                                                 Robert D. Kunisch
                                               Chairman of the Board,
                                              Chief Executive Officer
                                                   and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:


ROBERT D. KUNISCH                                              March 27, 1997
------------------------------------
Robert D. Kunisch
Chairman of the Board,
Chief Executive Officer
and President


Principal Financial Officer:


ROY A. MEIERHENRY                                              March 27, 1997
------------------------------------
Roy A. Meierhenry
Senior Vice President,
Chief Financial Officer and Treasurer


Principal Accounting Officer:


NAN A. GRANT                                                   March 27, 1997
------------------------------------
Nan A. Grant
Corporate Controller


Majority of the Board of Directors:

Robert D. Kunisch, James S. Beard,
Andrew F. Brimmer, George L. Bunting, Jr.,
Alan P. Hoblitzell, Jr., Paul X. Kelley,
L. Patton Kline, Francis P. Lucier, Kent C. Nelson,
Donald J. Shepard, Anne M. Tatlock,
Alexander B. Trowbridge


ROBERT D. KUNISCH                                              March 27, 1997
------------------------------------
Robert D. Kunisch
As Attorney-in-fact

                        PHH CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994



              COLUMN A                   COLUMN B                  COLUMN C                 COLUMN D         COLUMN E
              --------                   --------                  --------                 --------         --------
                                                           CHARGED
                                        BALANCE AT       (CREDITED)                                           BALANCE
                                       BEGINNING OF     TO OPERATING                                          AT END
            DESCRIPTION                    YEAR           EXPENSES        OTHERS (a)      DEDUCTIONS(b)       OF YEAR
-------------------------------------------------------------------------------------------------------------------------
VALUATION ACCOUNTS DEDUCTED IN THE
  BALANCE SHEET FROM ASSETS TO
  WHICH THEY APPLY
  Accounts receivable                 $     6,689,000  $     3,099,000  $      (977,000) $     3,333,000  $     5,478,000
  Net investment in leases and
    leased vehicles                         8,486,000        1,160,000               --          284,000        9,362,000
  Carrying costs on homes under
    management                              1,650,000               --                                --        1,650,000
  Mortgages held for sale and
    mortgage-related notes
    receivable                             11,883,000        6,664,000               --               --       18,547,000
  Real estate management programs             974,000          264,000               --          898,000          340,000
                                      ---------------  ---------------  ---------------  ---------------  ---------------
      YEAR ENDED APRIL 30, 1996       $    29,682,000  $    11,187,000  $      (977,000) $     4,515,000  $    35,377,000
                                      ===============  ===============  ===============  ===============  ===============
  Accounts receivable                 $     6,525,000  $     2,708,000               --  $     2,544,000  $     6,689,000
  Net investment in leases and
    leased vehicles                         5,862,000        2,648,000               --           24,000        8,486,000
  Carrying costs on homes under
    management                              1,650,000               --               --               --        1,650,000
  Mortgages held for sale and
    mortgage-related notes
    receivable (c)                          6,352,000        5,531,000                                --       11,883,000
  Real estate management programs           1,732,000         (758,000)              --               --          974,000
                                      ---------------  ---------------  ---------------  ---------------  ---------------
      YEAR ENDED APRIL 30, 1995       $    22,121,000  $    10,129,000  $            --  $     2,568,000  $    29,682,000
                                      ===============  ===============  ===============  ===============  ===============
  Accounts receivable                 $     8,453,000  $     3,299,000  $        22,000  $     5,249,000  $     6,525,000
  Net investment in leases and
    leased vehicles                         8,282,000       (1,669,000)              --          751,000        5,862,000
  Carrying costs on homes under
    management                              1,301,000          349,000               --               --        1,650,000
  Mortgages held for sale and
    mortgage-related notes
    receivable                              7,530,000       (1,178,000)              --               --        6,352,000
  Real estate management programs           2,001,000         (269,000)              --               --        1,732,000
                                      ---------------  ---------------  ---------------  ---------------  ---------------
      YEAR ENDED APRIL 30, 1994       $    27,567,000  $       532,000  $        22,000  $     6,000,000  $    22,121,000
                                      ===============  ===============  ===============  ===============  ===============

NOTES:(a) Amounts relate to acquisitions, divestitures and reclassifications of prior year amounts.
      (b) Deductions from reserves represent accounts charged off, less recoveries, and foreign translation gains and losses.
      (c) Amounts have been restated for comparative purposes.