Form 10-Q/A
period 1996-07-31
PHH CORP
filed 1997-03-27
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    ---------


                                   FORM 10-Q/A

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

                                 (410) 771-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---
Number of shares of PHH Corporation common stock outstanding on August 31, 1996 was 34,831,643.

                                 PHH CORPORATION

                                      INDEX
                ------------------------------------------------


                                                                        Page No.

PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Condensed Consolidated Statements of Income--Three
                           Months Ended July 31, 1996 and 1995                 3

                      Condensed Consolidated Balance Sheets --
                           July 31, 1996 and April 30, 1996                    4

                      Condensed Consolidated Statements of Cash Flows--
                           Three Months Ended July 31, 1996 and 1995           5

                      Notes to Condensed Consolidated Financial
                           Statements                                          6

                 Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      7


PART II--OTHER INFORMATION:


                 Item 4 - Submission of Matters to a Vote of Security
                          Holders                                             13
                 Item 6 - Exhibits and Reports on Form 8-K                    13

                 Index to Exhibits                                            14

                 Signatures                                                   17

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

(In thousands except per share data)


                                                              Three Months Ended
                                                                   July 31,
                                                        ------------------------------
                                                               1996               1995
                                                               ----               ----
Revenues:
    Vehicle management services                         $   339,236          $ 333,762
    Real estate services                                     67,133             63,578
    Mortgage banking services                                69,392             43,643
                                                         ----------          ---------
                                                            475,761            440,983
                                                          ---------           --------

Expenses:
    Depreciation on vehicles under
       operating leases                                     238,485            231,488
    Costs, including interest, of
       carrying and reselling homes                          30,476             34,669
    Direct costs of mortgage banking
       services                                              29,812             12,280
    Interest                                                 57,231             53,452
    Selling, general and administrative                      82,644             77,431
                                                        -----------        -----------
                                                            438,648            409,320
                                                         ----------         ----------

Income before income taxes                                   37,113             31,663

Income taxes                                                 15,341             13,362
                                                        -----------        -----------

Net income                                            $      21,772      $      18,301
                                                        ===========        ===========


Net income per share                                  $         .61      $         .52
                                                        ===========        ===========


                            See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                  July 31, 1996        April 30, 1996
                                                  -------------        --------------
                                                   (Unaudited)
(In thousands)
Assets:
Cash                                               $      9,854          $      9,288
Accounts receivable, less allowance for
    doubtful accounts of $5,723 at July 31
    and $5,478 at April 30                              454,804               468,938
Carrying costs on homes under management                 43,476                46,560
Mortgage loans held for sale                            900,511               874,794
Mortgage servicing rights and fees                      259,947               230,209
Property and equipment, net                              91,133                93,089
Goodwill, net                                            48,189                49,081
Other assets                                            118,367               117,999
                                                      ---------             ---------
                                                      1,926,281             1,889,958
                                                      ---------             ---------

Assets Under Management Programs:
    Net investment in leases and leased vehicles      3,269,968             3,216,224
    Equity advances on homes                            635,836               566,808
                                                     ----------            ----------
                                                      3,905,804             3,783,032
                                                      ---------             ---------

                                                     $5,832,085            $5,672,990
                                                      =========             =========

Liabilities:
Accounts payable and accrued expenses               $   465,176           $   434,109
Advances from clients and deferred revenue               99,120                96,439
Other debt                                              836,601               903,442
Deferred income taxes                                   201,700               191,700
                                                     ----------            ----------
                                                      1,602,597             1,625,690
                                                      ---------             ---------

Liabilities Under Management Programs                 3,600,047             3,438,804
                                                      ---------             ---------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, authorized 3,000,000 shares             __                    __
    Common stock, no par value, authorized
      75,000,000 shares;  issued and out-
      standing 34,806,602 shares at July 31
      and 34,661,524 shares at April 30                  98,604                96,081
    Cumulative foreign currency translation
      adjustment                                        (20,225)              (23,483)
    Retained earnings                                   551,062               535,898
                                                    -----------            ----------
                                                        629,441               608,496
                                                    -----------            ----------

                                                    $ 5,832,085            $5,672,990
                                                     ==========            ==========

                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                      Three Months Ended July 31,
                                                                   --------------------------------
(In thousands)                                                           1996                  1995
                                                                         ----                  ----
Operating Activities:
    Net income                                                     $   21,772            $   18,301
    Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                238,485               231,488
       Other depreciation and amortization                              8,613                 8,229
       Amortization and write-down of
           capitalized servicing rights and fees                       11,815                 5,666
       Additions to originated mortgage servicing rights              (26,185)              (16,615)
       Additions to excess mortgage servicing fees                    (16,222)              (12,145)
       Gain on sales of mortgage servicing rights                      (1,449)               (3,386)
       Deferred income taxes                                            9,734                 7,521
       Gain on sale of assets                                          (2,944)                    -
       Changes in:
         Accounts receivable                                           16,093                 3,056
         Carrying costs on homes under management                       3,188                 2,095
         Mortgage loans held for sale                                 (25,717)              (75,893)
         Accounts payable and accrued expenses                         28,183                15,055
         Advances from clients and deferred revenue                     2,271                (1,872)
         All other operating activity                                  (1,621)              (12,463)
                                                                   ----------            ----------
         Cash provided by operating activities                        266,016               169,037
                                                                   ----------            ----------
Investing Activities:
    Investment in leases and leased vehicles                         (429,623)             (391,712)
    Repayment of investment in leases and leased vehicles             149,324               151,934
    Equity advances on homes under management                        (932,886)           (1,359,511)
    Repayment of advances on homes under management                   866,570             1,189,690
    Purchases of mortgage servicing rights                                  -                (5,713)
    Proceeds from sales of mortgage servicing rights                    2,303                 4,382
    Additions to property and equipment, net of dispositions           (4,115)               (4,216)
    Proceeds from sale of assets                                        4,400                     -
    All other investing activities                                      2,294               (11,413)
                                                                   ----------            ----------
         Cash used in investing activities                           (341,733)             (426,559)
                                                                   ----------            ----------
Financing Activities:
    Net change in borrowings with terms of less than 90 days          123,499               175,967
    Proceeds from issuance of other borrowings                        209,909               241,764
    Principal payment on other borrowings                            (244,787)             (146,638)
    Stock option plan transactions                                      2,523                 5,865
    Payment of dividends                                               (6,608)               (5,795)
                                                                   ----------            ----------
         Cash provided by financing activities                         84,536               271,163
                                                                   ----------            ----------

Effect of exchange rate changes on cash                                (8,253)                  929
                                                                   ----------            ----------

Increase in cash                                                          566                14,570

Cash at beginning of period                                             9,288                 3,412
                                                                   ----------            ----------

Cash at end of period                                             $     9,854           $    17,982
                                                                   ==========            ==========

Supplemental disclosures of cash flow information:
    Cash payments for interest                                    $    66,010           $    61,497
                                                                   ==========            ==========
    Cash payments (refunds) for income taxes                      $       (72)          $       479
                                                                   ==========            ==========

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

Reclassifications


Certain reclassifications have been made to the prior year's consolidated financial statements for comparative purposes. Included in these reclassifications are the effects of reducing real estate services revenue and "costs, including interest, of carrying and reselling homes" for direct costs reimbursed by client corporations. Such costs were $149,896 and $140,874 for the three months ended July 31, 1996 and 1995, respectively.


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


Consolidated revenues increased 8% to $475.8 million for the first quarter of fiscal 1997. Vehicle management services revenues increased 2% to $339.2 million primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles, partially offset by a decrease in other vehicle revenues primarily due to a decrease in gains on sale of used vehicles. Real estate services revenues increased 6% to $67.1 million in the first quarter of fiscal 1997 primarily as a result of a 6% increase in transferee homes sold and a 14% increase in the number of fee-based transactions. Mortgage banking revenue increased 59% to $69.4 million in the first quarter of fiscal 1997 primarily due to revenues earned on the 47% increase in loans closed and servicing revenues generated from a 34% growth in the servicing portfolio which was $23.0 billion at July 31, 1996.

Consolidated expenses increased 7% to $438.6 million for the first quarter of fiscal 1997. Increased depreciation on vehicles under operating leases is primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes increased 6% for the first quarter, primarily as a result of the effects of the increase in homes closed as discussed above. Direct costs of mortgage banking services increased 143% to $29.8 million for the first quarter, primarily due to an increase in amortization of servicing rights and fees and costs associated with the increase in the loan portfolio. These costs were also affected by the increase in loan closings as discussed above. Interest expense increased 7% for the first quarter of fiscal 1997 compared with the same period in the prior year primarily due to an increase in the average borrowings in the first quarter of fiscal 1997, which were substantially higher than the prior year due to the significant increase in loan closings and timing of loan sales during the period. Selling, general, and administrative costs increased 7% to $82.7 million for the first quarter of fiscal 1997 compared with the same period in the prior year. Increases in personnel and other operating costs to support the growth in real estate services fee-based transactions and mortgage production as well as increased US relocation systems costs, were partially offset by decreases in vehicle management services costs as a result of effective cost management, reduction in system spending, reduction in vehicles acquired and by the decrease in the North American truck fuel management subsidiary (NTS) expenses as a result of its sale in February 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES


The Company's effective tax rate was 41 percent for the first three months of fiscal 1997 as compared to 42 percent for the same period a year ago.


Management analyzes its business results in terms of net revenues and total operating expenses. Net revenues, as defined by the Company, include revenues earned reduced by direct costs and by related interest required to fund assets. Direct costs include depreciation on vehicles under operating leases, amortization of mortgage servicing rights and certain other costs, including payments to third parties incurred as a component of service delivery. Operating expenses are all other costs incurred in delivering services to clients.


                                                 Three  Months Ended
                                                       July 31,
                                            ----------------------------
     Operating Income (in thousands)            1996                1995
     -------------------------------            ----                ----

     Net revenues                           $156,637           $ 140,727
     Operating expenses                      119,524             109,064
                                             -------             -------
     Total operating income                 $ 37,113           $  31,663
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

                                                   Three Months Ended
                                                        July 31,
                                              ----------------------------
     Operating Income (in thousands)               1996               1995
     -------------------------------               ----               ----
     Net revenues:
       Asset-based                            $  33,139          $  33,058
       Fee-based                                 26,186             28,353
                                               --------           --------
     Total net revenues                          59,325             61,411
     Operating expenses                          43,950             50,381
                                               --------           --------
     Operating income                         $  15,375          $  11,030
                                                =======           ========


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


                                               Three Months Ended
                                                    July 31,
                                           ---------------------------
     Operating Income (in thousands)             1996             1995
     -------------------------------             ----             ----
     Net revenues:
       Asset-based                         $   27,951       $   27,336
       Fee-based                               24,172           20,934
       Gain on sale of assets                   2,944                -
                                            ---------        ---------
     Total net revenues                        55,067           48,270
     Operating expenses                        47,398           41,487
                                            ---------        ---------
     Operating income                      $    7,669       $    6,783
                                            =========        =========

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

                                                  Three Months Ended
                                                       July 31,
                                             ---------------------------
     Operating Income (in thousands)              1996              1995
     -------------------------------              ----              ----
     Net revenues:
       Loan production                       $  26,849         $  15,292
       Servicing fees                           13,947            12,368
       Gain on sale of servicing rights          1,449             3,386
                                              --------          --------
     Total net revenues                         42,245            31,046
     Operating expenses                         28,176            17,196
                                              --------          --------
     Operating income                        $  14,069         $  13,850
                                              ========          ========

Mortgage banking services net revenues, measured as revenues earned reduced by direct costs for amortization and payments to third-party service providers, increased 36 percent for the first quarter of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)


                        PHH CORPORATION AND SUBSIDIARIES



The increase in loan production net revenues resulted from a 47 percent increase in the volume loans sold as well as a slight increase in margins realized on loans sold compared to the same period in the prior year. Mortgage loan closings increased from $1.5 billion to $2.2 billion for the first quarter of fiscal 1997. This increase was a result of increased market share due primarily to expanded relationships with affinity groups which represented 23 percent of the increase in the quarter, and with financial institutions which represented 15 percent of the increase. Mortgages for residential properties being purchased continue to represent the majority of mortgage closing volume and totaled 83 percent of closing volume compared to 86 percent in the prior year.

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

The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the three months ended July 31, 1996 cash provided by operating activities increased 57% to $266.0 million primarily due to timing of operating activities, including a $25.7 million increase in mortgage loans held for sale in fiscal 1997 compared with a $75.9 million increase in fiscal 1996, and increased depreciation on vehicles under operating leases. Cash used in investing activities decreased 20% to $341.7 million in fiscal 1997 primarily as a result of a reduction in the growth in equity advances on homes under management during the three months ended July 31, 1996 compared with the same period in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of a client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage banking services, the company funds the mortgage loans on a short-term basis until sale to unrelated investors which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Such financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. Foreign currency forward contracts are utilized to convert to local currency when necessary. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.3 billion and $2.2 billion at July 31, 1996 and April 30, 1996, respectively. At July 31, 1996, $2.0 billion in medium-term notes and $59 million in other debt securities were outstanding compared to $2.1 billion and $54 million, respectively, at April 30, 1996. The Company maintains a leverage ratio between 7 to 1 and 8 to 1.

Cash provided by financing activities decreased 69% to $84.5 million primarily as a result of the decline in funding requirements related to changes in mortgage loans held for sale and equity advances on homes as discussed above. The shift of net borrowings from borrowings with terms of less than 90 days to other borrowings in fiscal 1997 compared with the prior year primarily reflects that the company chose to fund, under the terms of its medium-term note programs, more favorable conditions existed under that program than from issuing commercial paper. The effect of the changes in the British pound-sterling exchange rate during fiscal 1997 had a negative impact on the Company's cash position compared with the prior year period.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. Committed revolving credit agreements totaling $2.2 billion and uncommitted lines of credit aggregating approximately $400 million are currently in place with 31 domestic and international banks. Management closely evaluates not only the credit quality of the banks but the maturity of the various agreements to ensure ongoing availability. Of the Company's $2.2 billion in committed facilities at July 31, 1996, the full amount was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

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

Reports on Form 8-K.  None.

                        PHH CORPORATION AND SUBSIDIARIES

                                Index to Exhibits
                                -----------------



Exhibit No.                                                              Page No.
-----------                                                              --------
Exhibit (11)  -   Schedule containing information used in
                  the computation of net income per share                   15

Exhibit (12)  -   Schedule containing information used in the
                  computation of the ratio of earnings to fixed charges     16

                                   SIGNATURES



                        PHH CORPORATION AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHH CORPORATION




Date:  March 27, 1997                  ________________________
                                       Nan A. Grant
                                       Corporate Controller