Form 10-Q/A
period 1996-10-31
PHH CORP
filed 1997-03-27
CIK 77776

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

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

(In thousands except per share data)


                                                            Three Months Ended                      Six Months Ended
                                                                October 31,                            October 31,
                                                          ----------------------                 -----------------------
                                                          1996              1995                 1996               1995
                                                          ----              ----                 ----               ----
Revenues:
    Vehicle management services                     $  345,166        $  334,291          $   684,402         $  668,053
    Real estate services                                62,490            66,103              129,623            129,681
    Mortgage banking services                           65,346            48,415              134,738             92,058
                                                      --------          --------           ----------         ----------
                                                       473,002           448,809              948,763            889,792
                                                       -------           -------              -------            -------

Expenses:
    Depreciation on vehicles under
       operating leases                                243,734           230,908              482,219            462,396
    Costs, including interest, of
       carrying and reselling homes                     23,004            30,528               53,480             65,197
    Direct costs of mortgage banking
       services                                         27,457            15,851               57,269             28,131
    Interest                                            55,966            55,932              113,197            109,384
    Selling, general and administrative                 82,878            82,373              165,522            159,804
                                                      --------          --------           ----------         ----------
                                                       433,039           415,592              871,687            824,912
                                                       -------           -------              -------         ----------

Income before income taxes                              39,963            33,217               77,076             64,880

Income taxes                                            15,997            13,653               31,338             27,015
                                                      --------         ---------          -----------          ---------

Net income                                         $    23,966       $    19,564        $      45,738        $    37,865
                                                      ========         =========          ===========          =========



Net income per share                               $       .68       $       .57        $        1.29        $      1.09
                                                      ========         =========          ===========          =========


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


(In thousands)
                                                                     October 31, 1996         April 30, 1996
                                                                     ----------------         --------------
                                                                       (Unaudited)
ASSETS:
Cash                                                                    $     11,450             $     9,288
Accounts receivable, less allowance for
    doubtful accounts of $6,232 at October 31,
    1996 and $5,478 at April 30, 1996                                        442,951                 468,938
Carrying costs on homes under management                                      58,916                  46,560
Mortgage loans held for sale                                                 872,404                 874,794
Mortgage servicing rights and fees                                           280,344                 230,209
Property and equipment, net                                                   92,846                  93,089
Goodwill, net                                                                 47,656                  49,081
Other assets                                                                 125,384                 117,999
                                                                          ----------              ----------
                                                                           1,931,951               1,889,958
                                                                           ---------               ---------

ASSETS UNDER MANAGEMENT PROGRAMS:
Net investment in leases and leased vehicles                               3,285,721               3,216,224
Equity advances on homes                                                     666,905                 566,808
                                                                          ----------              ----------
                                                                           3,952,626               3,783,032
                                                                           ---------               ---------

                                                                         $ 5,884,577             $ 5,672,990
                                                                           =========               =========

LIABILITIES:
Accounts payable and accrued expenses                                   $    418,143            $    434,109
Advances from clients and deferred revenue                                   114,021                  96,439
Other debt                                                                   814,560                 903,442
Deferred income taxes                                                        221,700                 191,700
                                                                          ----------              ----------

                                                                           1,568,424               1,625,690
                                                                           ---------               ---------


LIABILITIES UNDER MANAGEMENT PROGRAMS                                      3,662,245               3,438,804
                                                                           ---------               ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 3,000,000 shares                                      --                      --
Common stock, no par value, authorized
    75,000,000 shares;  issued and out-
    standing  34,885,942 shares at October 31,
    1996 and 34,661,524 shares at April 30, 1996                              99,820                  96,081
Cumulative foreign currency translation
    adjustment                                                               (14,312)                (23,483)
Retained earnings                                                            568,400                 535,898
                                                                           ---------               ---------
                                                                             653,908                 608,496
                                                                           ---------               ---------

                                                                         $ 5,884,577             $ 5,672,990
                                                                           =========               =========

                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                                        Six Months Ended October 31,
(In thousands)                                                                           1996                  1995
                                                                                         ----                  ----
Operating Activities:
Net income                                                                      $      45,738      $         37,865
    Adjustments to reconcile income to cash provided by operating activities:
       Depreciation on vehicles under operating leases                                482,219               462,396
       Other depreciation and amortization                                             16,359                15,933
       Amortization of capitalized servicing rights and fees                           27,620                15,016
       Additions to originated mortgage servicing rights                              (29,841)              (40,613)
       Additions to excess mortgage servicing fees                                    (48,768)              (30,263)
       Gain on sales of mortgage servicing rights                                      (1,449)               (3,386)
       Deferred income taxes                                                           29,167                20,095
       Gain on sale of assets                                                          (2,944)                   --
       Changes in:
         Accounts receivable                                                           33,960                 2,112
         Carrying costs on homes under management                                     (11,717)               (5,888)
         Mortgage loans held for sale                                                   2,390               (69,622)
         Accounts payable and accrued expenses                                        (22,797)              (13,907)
         Advances from clients and deferred revenue                                    16,367                10,205
         All other operating activity                                                   8,684               (18,501)
                                                                                  -----------          ------------
         Cash provided by operating activities                                        544,988               381,442
                                                                                  ===========          ============
Investing Activities:
    Investment in leases and leased vehicles                                         (805,638)             (761,320)
    Repayment of investment in leases and leased vehicles                             290,395               271,379
    Equity advances on homes under management                                      (1,776,201)           (2,695,199)
    Repayment of advances on homes under management                                 1,682,051             2,427,642
    Purchases of mortgage servicing rights                                                 --                (7,718)
    Proceeds from sales of mortgage servicing rights                                    2,303                 4,382
    Additions to property and equipment, net of dispositions                          (12,615)               (8,913)
    Proceeds from sale of assets                                                        4,400                    --
    All other investing activities                                                     (7,887)              (28,128)
                                                                                  -----------          ------------
         Cash used in investing activities                                           (623,192)             (797,875)
                                                                                  -----------          ------------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                         (156,217)              431,999
    Proceeds from issuance of other borrowings                                      1,024,486               748,915
    Principal payment on other borrowings                                            (751,365)             (765,534)
    Stock option plan transactions                                                      3,739                 9,250
    Payment of dividends                                                              (13,236)              (11,628)
                                                                                  -----------          ------------
         Cash provided by financing activities                                        107,407               413,002
                                                                                  -----------          ------------
Effect of exchange rate changes on cash                                               (27,041)                1,339
                                                                                  -----------          ------------

Increase (decrease) in cash                                                             2,162                (2,092)

Cash at beginning of period                                                             9,288                 3,412
                                                                                  -----------          ------------

Cash at end of period                                                            $     11,450         $       1,320
                                                                                  ===========          ============

Supplemental disclosures of cash flow information:
    Cash payments for interest                                                   $    135,501         $     135,516
                                                                                  ===========          ============
    Cash payments for income taxes                                               $        672         $       4,667
                                                                                  ===========          ============

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

Reclassifications


Certain reclassifications have been made to the prior years' condensed consolidated financial statements for comparative purposes. Included in these reclassifications are the effects of reducing real estate services revenue and "costs, including interest, of carrying and reselling homes" for direct costs reimbursed by client corporations. Such costs were $131,136 and $140,961 for the second quarter and $281,032 and $281,835 for the first six months of fiscal 1997 and 1996, respectively.


COMMITMENTS AND CONTINGENT LIABILITIES

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

Consolidated net income and net income per share for the second quarter of fiscal 1997 increased 23 percent to $24.0 million and 19 percent to $.68, respectively. For the first six months, consolidated net income and net income per share increased 21 percent to $45.7 million and 18 percent to $1.29, respectively. The increases resulted from improved operations in each of the Company's business segments, led primarily by the vehicle management services segment.


Consolidated revenues increased 5% to $473.0 million and 7% to $948.8 million for the second quarter and first six months of fiscal 1997, respectively. Vehicle management services revenues increased 3% to $345.2 million and 2% to $684.4 million primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles, partially offset by a decrease in other vehicle revenues primarily due to a decrease in gains on sale of used vehicles. Real estate services revenues decreased 5% to $62.5 million in the second quarter of fiscal 1997 and was flat for the first six months primarily as a result of a 7% and 1% decrease in transferee homes sold in the second quarter and first six months, respectively, partially offset by a 29% and 22% increase, respectively, in the number of fee-based transactions. Mortgage banking revenue increased 35% to $65.3 million and 46% to $134.7 million in the second quarter and first six months of fiscal 1997, respectively. These increases are primarily due to servicing revenues generated from the 30% growth in the servicing portfolio from $18.6 billion at October 31, 1995 to $24.2 billion at October 31, 1996 and, in the six month period, from revenues earned on the 14% increase in loans closed. Mortgage services revenues for the second quarter of fiscal 1997 were negatively effected as the volume of loans closed decreased 9% compared to the same period in the prior year.

Consolidated expenses increased 4% to $433.0 million and 6% to $871.7 million for the second quarter and first six months of fiscal 1997, respectively. Increased depreciation on vehicles under operating leases are primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes decreased 25% and 18% for the second quarter and first six months, respectively, primarily as a result of the effects of the decrease in homes closed as discussed above. Direct costs of mortgage banking services increased 73% to $27.4 million and 104% to $57.2 million for the second quarter and first six months, respectively, primarily due to an increase in amortization of servicing rights and fees and costs associated with the increase in the loan portfolio. These costs were also affected by the changes in loan closings as discussed above. Interest expense was flat for the second quarter and increased 3% for the first six months of fiscal 1997 compared with the same periods in the prior year. The effects of increases in liabilities under management programs and other debt were substantially offset by the effect of lower interest rates, except that the average borrowings in the first quarter of fiscal 1996 were substantially higher than the prior year due to the significant increase in loan closings and timing of loan sales during the period. Selling, general, and administrative costs were flat for the second quarter and increased 4% for the first six months of fiscal 1997 compared with the same periods in the prior year. Increases in personnel and other operating costs to support the growth in real estate services fee-based transactions and mortgage production as well as increased US relocation systems costs during the first quarter, were partially offset by decreases in vehicle management services costs as a result of effective cost management, reduction in system spending, reduction in vehicles acquired and by the decrease in the North American truck fuel management subsidiary (NTS) expenses as a result of its sale in February 1996. The second quarter results also benefited from decreased expenses associated with the sale of the Company's site selection consulting operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES

The Company's effective tax rate was 40.7 percent for the first six months of fiscal 1997 as compared to 41.6 percent for the same period a year ago.


Management analyzes its business results in terms of net revenues and total operating expenses. Net revenues, as defined by the Company, include revenues earned reduced by direct costs, and by related interest required to fund assets. Direct costs include depreciation on vehicles under operating leases, amortization of mortgage servicing rights and certain other costs, including payments to third parties incurred as a component of service delivery. Operating expenses are all other costs incurred in delivering services to clients.


                                         Three Months Ended              Six  Months Ended
                                             October 31,                     October 31,
                                      ------------------------       ------------------------
     Operating Income (in thousands)        1996          1995             1996          1995
     -------------------------------        ----          ----             ----          ----
     Net revenues                     $  154,793    $  147,085       $  311,430    $  287,812
     Operating expenses                  114,830       113,868          234,354       222,932
                                        --------       -------         --------      --------
     Total operating income           $   39,963    $   33,217       $   77,076    $   64,880
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

                                         Three Months Ended              Six Months Ended
                                             October 31,                     October 31,
                                       -----------------------        -----------------------
     Operating Income (in thousands)        1996          1995             1996          1995
     -------------------------------        ----          ----             ----          ----
     Net revenues:
       Asset-based                     $  32,607     $  31,901        $  65,746     $  64,959
       Fee-based                          27,975        28,551           54,161        56,904
                                          ------        ------         --------      --------
     Total net revenues                   60,582        60,452          119,907       121,863
     Operating expenses                   43,297        49,104           87,247        99,485
                                          ------        ------         --------      --------
     Operating income                  $  17,285     $  11,348        $  32,660     $  22,378
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

                                         Three Months Ended              Six Months Ended
                                             October 31,                    October 31,
                                       -----------------------      -------------------------
     Operating Income (in thousands)        1996          1995           1996            1995
     -------------------------------        ----          ----           ----            ----
     Net revenues:
       Asset-based                     $  28,334     $  31,890      $  56,285       $  59,226
       Fee-based                          26,954        23,450         51,126          44,384
       Gain on sale of subsidiary              -             -          2,944               -
                                        --------      --------       --------        --------
     Total net revenues                   55,288        55,340        110,355         103,610
     Operating expenses                   43,555        43,955         90,953          85,442
                                        --------      --------       --------        --------
     Operating income                  $  11,733     $  11,385      $  19,402       $  18,168
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES

Fee-based net revenues increased 15 percent for both the second quarter and first six months of fiscal 1997, primarily due to more household goods moves in the US, increased home finding transactions and increased referral fees from the Company's network partners. These increases were partially offset by a decrease in the disposition volume on residential properties managed for financial institutions in the US as well as a decline in revenues in the second quarter of fiscal 1997, due to the sale in July 1996, of the Company's site selection consulting operation.

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


                                         Three Months Ended              Six Months Ended
                                             October 31,                    October 31,
                                       -----------------------        -----------------------
     Operating Income (in thousands)        1996          1995             1996          1995
     -------------------------------        ----          ----             ----          ----
     Net revenues:
       Loan production                 $  26,288     $  19,310        $  53,138     $  34,602
       Servicing fees                     12,635        11,983           26,581        24,351
       Gain on sale of servicing
         rights                                -             -            1,449         3,386
                                        --------      --------         --------       -------
     Total net revenues                   38,923        31,293           81,168        62,339
     Operating expenses                   27,978        20,809           56,154        38,005
                                        --------      --------         --------       -------
     Operating income                  $  10,945      $ 10,484        $  25,014     $  24,334
                                        ========       =======         ========      ========

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

The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the six months ended October 31, 1996 cash provided by operating activities increased 43% to $545.0 million primarily due to timing of operating activities, including a $2.4 million decrease in mortgage loans held for sale in fiscal 1997 compared with a $69.7 million increase in fiscal 1996, and increased depreciation on vehicles under operating leases. Cash used in investing activities decreased 22% to $623.2 million in fiscal 1997 primarily as a result of a reduction in the growth in equity advances on homes under management during the six months ended October 31, 1996 compared with the same period in the prior year.

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

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. Foreign currency forward contracts are utilized to convert to local currency when necessary. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.1 billion and $2.2 billion at October 31, 1996 and April 30, 1996, respectively. At October 31, 1996, $2.1 billion in medium-term notes and $321 million in other debt securities were outstanding compared to $2.1 billion and $54 million, respectively, at April 30, 1996. The Company maintains a leverage ratio between 7 to 1 and 8 to 1.

Cash provided by financing activities decreased 74% to $107.4 million primarily as a result of the decline in funding requirements related to changes in mortgage loans held for sale and equity advances on homes as discussed above. The shift of net borrowings from borrowings with terms of less than 90 days to other borrowings in fiscal 1997 compared with the prior year primarily reflects that the company chose to fund, under the terms of its medium-term note programs, more favorable conditions existed under that program than from issuing commercial paper. The effect of the changes in the British pound-sterling exchange rate during fiscal 1997 had a negative impact on the Company's cash position compared with the prior year period.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. Committed revolving credit agreements totaling $2.2 billion and uncommitted lines of credit aggregating $377 million are currently in place with 31 domestic and international banks. Management closely evaluates not only the credit quality of the banks but the maturity of the various agreements to ensure ongoing availability. Of the Company's $2.2 billion in committed facilities at October 31, 1996, the full amount was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

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


                                       PHH CORPORATION




Date:  March 27, 1997                  ______________________
                                       Nan A. Grant
                                       Corporate Controller