Form 10-Q/A
period 1997-01-31
PHH CORP
filed 1997-03-27
CIK 77776

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

                                 (410) 771-3600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---
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

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                                   (Unaudited)


(In thousands except per share data)

                                            Three Months Ended                 Nine Months Ended
                                                January 31,                       January 31,
                                         ------------------------        ------------------------------
                                           1997              1996               1997               1996
                                           ----              ----               ----               ----
Revenues:
    Vehicle management services       $ 369,977         $ 344,515        $ 1,054,379        $ 1,012,568
    Real estate services                 56,745            59,703            186,368            189,384
    Mortgage banking services            69,230            49,643            203,968            141,701
                                       --------          --------         ----------         ----------
                                        495,952           453,861          1,444,715          1,343,653
                                       --------          --------         ----------         ----------

Operating expenses:
    Depreciation on vehicles under
       operating leases                 246,826           236,553            729,045            698,949
    Costs, including interest, of
       carrying and reselling homes      22,898            28,227             76,378             93,424
    Direct costs of mortgage banking
       services                          30,595            20,405             87,864             48,536
    Interest                             58,059            57,727            171,256            167,111
    Selling, general and administrative  86,701            77,869            252,223            237,673
                                       --------          --------         ----------         ----------
                                        445,079           420,781          1,316,766          1,245,693
                                       --------          --------         ----------         ----------

Income before income taxes               50,873            33,080            127,949             97,960

Income taxes                             21,298            13,598             52,636             40,613
                                       --------          --------         ----------         ----------

Net income                            $  29,575         $  19,482        $    75,313        $    57,347
                                       ========          ========         ==========         ==========



Net income per share                  $     .79         $     .54        $      2.08        $      1.63
                                       ========          ========         ==========         ==========


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

(In thousands)

                                                 January 31, 1997       April 30, 1996
                                                 ----------------       --------------
                                                    (Unaudited)
ASSETS
Cash                                                $    24,100            $    9,288
Restricted cash                                          89,849                    --
Accounts receivable, less allowance for
    doubtful accounts of $6,188 at January 31,
    1997 and $5,478 at April 30, 1996                   516,956               468,938
Carrying costs on homes under management                 53,166                46,560
Mortgage loans held for sale                            771,121               874,794
Mortgage servicing rights and fees                      241,648               230,209
Property and equipment, net                              90,136                93,089
Goodwill, net                                            47,089                49,081
Other assets                                            178,300               117,999
                                                     ----------             ---------
                                                      2,012,365             1,889,958
                                                     ----------             ---------

ASSETS UNDER MANAGEMENT PROGRAMS
Net investment in leases and leased vehicles          3,414,178             3,216,224
Equity advances on homes                                643,637               566,808
                                                     ----------             ---------
                                                      4,057,815             3,783,032
                                                     ----------             ---------

                                                    $ 6,070,180            $5,672,990
                                                     ==========             =========
LIABILITIES
Accounts payable and accrued expenses               $   368,881            $  434,109
Advances from clients and deferred revenue              116,533                96,439
Other debt                                              749,687               903,442
Deferred income taxes                                   237,200               191,700
                                                     ----------             ---------
                                                      1,472,301             1,625,690
                                                     ----------             ---------

LIABILITIES UNDER MANAGEMENT PROGRAMS                 3,920,146             3,438,804
                                                     ----------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, authorized 3,000,000 shares                 --                    --
Common stock, no par value, authorized
    75,000,000 shares;  issued and out-
    standing  34,988,485 shares at January 31,
    1997 and 34,661,524 shares at April 30,
    1996                                                102,843                96,081
Cumulative foreign currency translation
    adjustment                                          (16,442)              (23,483)
Retained earnings                                       591,332               535,898
                                                     ----------             ---------
                                                        677,733               608,496
                                                     ----------             ---------

                                                    $ 6,070,180            $5,672,990
                                                     ==========             =========

                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Cash Flows

                                   (Unaudited)


                                                                Nine Months Ended January 31,
                                                              ---------------------------------
(In thousands)                                                       1997                  1996
                                                                     ----                  ----
Operating Activities:
    Net income                                                $    75,313           $    57,347
    Adjustments to reconcile income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases            729,045               698,949
       Other depreciation and amortization                         25,073                24,069
       Amortization and write-down of
           capitalized servicing rights and fees                   44,987                25,499
       Additions to originated mortgage servicing rights          (76,003)              (62,895)
       Additions to excess mortgage servicing fees                (46,796)              (45,958)
       Gain on sales of servicing rights                           (8,924)               (3,386)
       Deferred income taxes                                       44,851                40,668
       Gain on sale of assets                                     (20,444)                   --
       Changes in:
         Accounts receivable                                      (42,077)              (30,021)
         Carrying costs on homes under management                  (4,841)              (16,940)
         Mortgage loans held for sale                             103,673               (72,654)
         Accounts payable and accrued expenses                    (67,428)              (19,600)
         Advances from clients and deferred revenue                19,201                27,813
         All other operating activity                              (6,193)              (42,360)
                                                               ----------            ----------
         Cash provided by operating activities                    769,437               580,531
                                                               ----------            ----------
Investing Activities:
    Investment in leases and leased vehicles                   (1,347,906)           (1,362,639)
    Repayment of investment in leases and leased vehicles         443,940               415,490
    Equity advances on homes under management                  (2,434,953)           (3,678,051)
    Repayment of advances on homes under management             2,364,564             3,441,497
    Purchases of mortgage servicing rights                             --               (14,893)
    Proceeds from sales of  mortgage servicing rights              21,760                 3,426
    Additions to property and equipment, net of dispositions      (16,642)              (14,590)
    Proceeds from the sale of assets                               21,900                    --
    Funding of grantor trusts                                     (89,849)                   --
    All other investing activities                                 (3,490)               (4,675)
                                                               ----------            ----------
         Cash used in investing activities                     (1,040,676)           (1,214,435)
                                                               ----------            ----------
Financing Activities:
    Net change in borrowings with terms of less than 90 days      791,218                (7,995)
    Proceeds from issuance of other borrowings                  1,348,118             1,604,268
    Principal payment on other borrowings                      (1,818,787)             (964,248)
    Stock option plan transactions                                  6,762                12,309
    Payment of dividends                                          (19,879)              (17,488)
                                                               ----------            ----------
         Cash provided by financing activities                    307,432               626,846
                                                               ----------            ----------

Effect of exchange rate changes on cash                           (21,381)               10,460
                                                               ----------            ----------

Increase in cash                                                   14,812                 3,402
Cash at beginning of period                                         9,288                 3,412
                                                               ----------            ----------
Cash at end of period                                         $    24,100           $     6,814
                                                               ==========            ==========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                    $   207,959           $   197,025
                                                               ==========            ==========
    Cash paid for income taxes                                $     8,126           $     4,310
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

Reclassifications


Certain reclassifications have been made to the prior years' condensed consolidated financial statements for comparative purposes. Included in these reclassifications are the effects of reducing real estate services revenue and "costs, including interest, of carrying and reselling homes" for direct costs reimbursed by client corporations. Such costs were $124,827 and $132,856 for the third quarter and $405,859 and $414,691 for the first nine months of fiscal years 1997 and 1996, respectively.


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

                        PHH CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

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


Consolidated revenues increased 9 percent to $496.0 million and 8 percent to $1.4 billion for the third quarter and first nine months of fiscal 1997, respectively. Vehicle management services revenues increased 7 percent to $370.0 million and 4 percent to $1.1 billion for the same periods, primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles and approximately $17.5 million received on the sale of 50 percent of the Company's service card assets, partially offset by a decrease in other vehicle revenues primarily due to a decrease in gains on the sale of used vehicles. Real estate services revenues decreased 5 percent to $56.7 million and 2 percent to $186.4 million for the third quarter and the first nine months of fiscal 1997, respectively, primarily as a result of a 6 percent and 2 percent decrease in transferee homes sold in the third quarter and first nine months, respectively, partially offset by an increase in revenue due to an increase of 17 percent and 20 percent, respectively, in the number of fee-based transactions. Mortgage banking revenue increased 39 percent to $69.2 million and 44 percent to $204.0 million in the third quarter and first nine months of fiscal 1997, respectively. These increases are primarily due to servicing revenues generated from a 19 percent growth in the servicing portfolio from $20.5 billion at January 31, 1996 to $24.4 billion at January 31, 1997 and, in the nine-month period, from revenues earned on an 8 percent increase in loans closed. Mortgage services revenues in the third quarter of fiscal 1997 also included $7.5 million from the sale of mortgage servicing rights and were negatively affected as the volume of loans closed decreased 3 percent compared to the same period in the prior year due to a reduction in refinancing activity.

Consolidated expenses increased 6 percent to $445.1 million and 6 percent to $1.3 billion for the third quarter and first nine months of fiscal 1997, respectively. Increased depreciation on vehicles under operating leases are primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes decreased 19 percent and 18 percent for the third quarter and first nine months, respectively, primarily as a result of the effects of the decrease in homes sold as discussed above. Direct costs of mortgage banking services increased 50 percent to $30.6 million and 81 percent to $87.9 million for the third quarter and first nine months, respectively, primarily due to an increase in amortization of servicing rights and fees and costs associated with the increase in the loan portfolio. These costs were also affected by the changes in loan closings as discussed above. Interest expense increased 1 percent and 2 percent for the third quarter and first nine months of fiscal 1997, respectively, compared with the same periods in the prior year. The effects of increases in liabilities under management programs and other debt were substantially offset by the effect of lower interest rates, except that the average borrowings in the first quarter of fiscal 1997 were substantially higher than the prior year due to the significant increase in mortgage loan closings and timing of mortgage loan sales during the period.

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


                                                Three Months Ended                         Nine  Months Ended
                                                    January 31,                                January 31,
                                            ---------------------------             -----------------------------
     Operating Income (in thousands)             1997              1996                  1997                1996
     -------------------------------             ----              ----                  ----                ----
     Net revenues                           $ 170,811         $ 144,480             $ 482,241           $ 432,292
     Operating expenses                       119,938           111,400               354,292             334,332
                                             --------          --------               -------             -------
     Total operating income                 $  50,873         $  33,080             $ 127,949          $   97,960
                                             ========          ========               =======            ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

                        PHH CORPORATION AND SUBSIDIARIES

Vehicle Management Services:

                                                        Three Months Ended                Nine Months Ended
                                                            January 31,                      January 31,
                                                    --------------------------       ----------------------------
     Operating Income (in thousands)                    1997              1996            1997               1996
     -------------------------------                    ----              ----            ----               ----
     Net revenues:
       Asset-based                                  $ 31,880          $ 32,856       $  97,626          $  97,815
       Fee-based                                      29,842            31,377          84,003             88,281
       Sale of service card assets                    17,500                --          17,500                 --
                                                     -------           -------        --------           --------
     Total net revenues                               79,222            64,233         199,129            186,096
     Operating expenses                               51,448            49,050         138,695            148,535
                                                     -------           -------        --------           --------
     Operating income                               $ 27,774          $ 15,183       $  60,434          $  37,561
                                                     =======           =======        ========           ========

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

                                             Three Months Ended                   Nine Months Ended
                                                 January 31,                         January 31,
                                         ---------------------------         ---------------------------
     Operating Income (in thousands)         1997               1996               1997             1996
     -------------------------------         ----               ----               ----             ----
     Net revenues:
       Asset-based                       $ 26,636           $ 29,249         $   82,921       $   88,475
       Fee-based                           23,108             19,819             74,234           64,203
       Gain on sale of subsidiary              --                 --              2,944               --
                                          -------            -------          ---------        ---------
     Total net revenues                    49,744             49,068            160,099          152,678
     Operating expenses                    42,346             40,486            133,299          125,928
                                          -------            -------          ---------        ---------
     Operating income                    $  7,398           $  8,582         $   26,800       $   26,750
                                          =======            =======          =========        =========

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

                                                 Three Months Ended                Nine Months Ended
                                                     January 31,                      January 31,
                                              ------------------------        ---------------------------
     Operating Income (in thousands)              1997            1996             1997              1996
     -------------------------------              ----            ----             ----              ----
     Net revenues:
       Loan production                        $ 24,031        $ 19,766        $  77,169          $ 54,368
       Servicing fees                           10,339          11,413           36,920            35,764
       Gain on sale of servicing rights          7,475              --            8,924             3,386
                                               -------         -------         --------           -------
     Total net revenues                         41,845          31,179          123,013            93,518
     Operating expenses                         26,144          21,864           82,298            59,869
                                               -------         -------         --------           -------
     Operating income                         $ 15,701        $  9,315        $  40,715          $ 33,649
                                               =======         =======         ========           =======

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

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                        PHH CORPORATION AND SUBSIDIARIES


Exhibits:

      (a)  Exhibit (11)  --  Schedule   containing   information  used   in  the
                             computation of net income per share.

      (b)  Exhibit  (12)  --  Schedule   containing   information  used  in  the
                              computation of the ratio of earnings to fixed charges.

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


                                       PHH CORPORATION




Date:  March 27, 1997                  _______________________
                                       Nan A. Grant
                                       Controller