Form 10-K
period 1996-12-31
PHH CORP
filed 1997-07-29
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 _______________

                                    FORM 10-K

| | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the eight-month period ended December 31, 1996

                          Commission file number 1-7797
                                  _____________

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


                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ] Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997: $0 Number of shares of PHH Corporation outstanding on June 30, 1997: 100

PHH Corporation meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

                                 PHH CORPORATION

                                     PART I

Item l.  Business

                          MERGER WITH HFS INCORPORATED

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock.

In connection with the Merger, on April 30, 1997, the Company's fiscal year was changed from a year ending on April 30, to a year ending on December 31. As a result, the accompanying Consolidated Financial Statements cover the transition period from May 1, 1996 to December 31, 1996. The Company's next full year will be for the period January 1, 1997 to December 31, 1997.

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

As of June 30, 1997, the Company and its subsidiaries had approximately 6,264 employees.

Certain statements in this Annual Report on Form 10-K, including without limitation certain matters discussed in "Item 7. Management's Narrative Analysis of Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

The Company's principal executive offices are located at 11333 McCormick Road, Hunt Valley, Maryland 21031 (telephone 410-771-3600).

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

Managerial services for automobile fleet programs include purchasing automobiles, arranging for their delivery through new car dealers located throughout North America, primarily the United States and Canada, the United Kingdom and the Republic of Ireland, complying with various local registration, title, tax and insurance requirements, pursuing warranty claims with automobile manufacturers and selling used cars at replacement time.

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

In forming a joint venture, the Company sold 50 percent of its interest in its US service card business to First USA Paymentech, Inc. The effect of the joint venture is to reduce net revenues and operating expenses while reflecting 50 percent of joint venture operating income as net revenues. The Company believes the joint venture will provide opportunities for continued growth in the service card business in future years.

The Company also provides a fuel and expense management program and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total dollar amount of fuel purchased or the number of transactions processed.

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

The following sets forth certain statistics concerning automobiles, vans, light, medium and heavy-duty trucks for which the Company provides managerial, leasing and/or advisory services primarily in the United States, Canada, the United Kingdom, the Republic of Ireland and Germany:

                              As of and for the
                             eight-month period
                              ended December 31       As of and for the year ended April 30,
                                    1996             1996        1995        1994        1993
                                  -------         ---------   ---------   ---------   ---------

Ending number of vehicles
   under management: ............ 516,139           482,600     463,200     450,400     454,300

Number of vehicles purchased ....  64,847           117,700     112,400     108,000     115,800
Number of fuel and service card
  transactions (in thousands) ...  37,800            56,000      51,400      47,300      45,600
Gallons of fuel processed
  (in thousands) ................ 433,000         1,069,000   1,136,000   1,073,000   1,039,000


                              REAL ESTATE SERVICES

The Company provides employee real estate services principally to large international corporations, government agencies, affinity groups and financial institutions in the United States, Canada, the United Kingdom and the Republic of Ireland through HFS Mobility Services, Inc. (formerly, PHH Real Estate Services, Inc.). In June 1997, the employee real estate services of two of HFS's subsidiaries, Worldwide Relocation Management, Inc. and Coldwell Banker Relocation Services, Inc., were merged (the "Real Estate Services Merger") with and into the Company's employee real estate services subsidiary, PHH Real Estate Services, Inc., which was renamed HFS Mobility Services, Inc. in connection therewith. As a result of the Real Estate Services Merger, HFS Mobility Services, Inc. will be the largest provider of employee real estate services in the United States. Principal services consist of counseling transferred employees of clients and the purchase, management and resale of their homes. The Company's real estate services offer clients the opportunity to reduce employee relocation costs and facilitate employee relocation.

The relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer of title. Transferring employees are provided equity on their home based on an appraised value determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation.

While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate based on various indices. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance are generally borne by the client. All such advances are generally guaranteed by the client corporation. The client normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced billing.

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

The following sets forth certain statistics concerning real estate services in the United States, Canada and the United Kingdom:

                                             For the
                                         eight-month period
                                          ended December 31            For the year ended April 30,
                                                1996              1996       1995       1994       1993
                                         ------------------  ---------   --------   --------   --------

Asset-based services:
    Home purchase authorizations ..........    21,600           32,400     31,000     31,800     31,800
    Transferee homes sold .................    18,600           27,900     25,300     28,900     28,400
    Average value of U.S. transferee
       homes sold (1) .....................  $188,000         $177,000   $171,000   $165,000   $156,000
Fee-based services transactions:
    Home finding ..........................    20,540           25,890     24,020     23,180     15,620
    Household goods moves .................    17,640           17,310     14,700     13,720      8,730
    Property dispositions .................     5,090            8,580      7,250      4,180      3,610
                                             --------         --------   --------   --------   --------
                                               43,270           51,780     45,970     41,080     27,960


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

PHH Mortgage Services Corporation is a centralized mortgage lender conducting business in all 50 states. It utilizes its computer system and an extensive telemarketing operation to allow the consumer to complete the entire mortgage transaction over the telephone. Through its own network of appraisers, title companies and closing attorneys, the Company can effectively administer its products and services anywhere in the nation.

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

Competitive Conditions

The principal methods of competition in mortgage banking services are service quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. The Company ranked in the top twenty among loan originators for 1996.

The  following  sets  forth  certain  statistics   concerning  mortgage  banking
services:


                                            As of and for the
                                         eight-month period ended
                                              December 31,           As of and for the year ended April 30,
                                                  1996                 1996       1995       1994       1993
                                         ------------------------   -------    -------    -------    -------

Mortgage loan closings
    (in millions) .........................     $ 5,341             $ 7,853    $ 3,432    $ 8,074    $ 5,618
Mortgage servicing portfolio at
    period end (in millions) ................   $24,821             $21,676    $16,017    $16,645    $11,047
Delinquency rate ...........................       1.9%                1.4%       1.3%       1.2%       1.1%


Significant Customers

No customer purchased services totaling 10% or more of consolidated revenues during the eight-month period ended December 31, 1996.

Item 2.  Properties

The offices of PHH Vehicle Management Services North American operations are located throughout the US and Canada. Primary office facilities are located in a six-story, 200,000 square foot office building in Hunt Valley, Maryland, leased until September 2003; and offices in Mississauga, Canada, having 59,400 square feet, leased until February 2003.

The offices of HFS Mobility Services North American operations are located throughout the US and Canada. Two primary office facilities are both located in Danbury, Connecticut, one having 92,600 square feet, leased until January 2000 and the other having 30,000 square feet, leased until November 1998. The Company is currently evaluating proposals to consolidate the operations of HFS Mobility Services.

The offices of PHH Mortgage Services are located primarily in a 127,000 square foot building in Mount Laurel, New Jersey, which is owned by the Company.

The offices of Vehicle Management Services and HFS Mobility Services operations located in the United Kingdom and Europe are as follows: a 129,000 square foot building which is owned by the Company located in Swindon, United Kingdom; and field offices having 35,400 square feet located in Swindon and Manchester, United Kingdom; Munich, Germany; and Dublin, Ireland, are leased for various terms to February 2016.

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

Not Applicable

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Prior to the Merger, the Company's common stock was publicly traded on the New York Stock Exchange under the symbol "PHH." The common stock was entitled to dividends when and as declared by the Board of Directors. The dividends and high and low prices for each quarter during the eight-month period ended December 31, 1996 and during the fiscal years ended April 30, 1996 and 1995 were as follows:

                                    Dividend                    Price
                                       Paid                 High      Low
                                    --------               -----------------
Eight-month period ended
         December 31, 1996
First quarter                        $.19                  $28 7/8   $25 5/8
Second quarter                       $.19                  $31 7/8   $26
Two-month period ended
         December 31, 1996              -                  $47 7/8   $29 7/8

Fiscal Year 1996
First quarter                        $.17                  $23 3/4   $19 5/8
Second quarter                       $.17                  $23 3/8   $21
Third quarter                        $.17                  $25 3/4   $21 7/8
Fourth quarter                       $.17                  $28 3/8   $24 1/2

Fiscal Year 1995
First quarter                        $.16                  $19 3/8   $17 1/2
Second quarter                       $.16                  $19       $17 3/8
Third quarter                        $.16                  $19       $16 3/4
Fourth quarter                       $.16                  $20 1/4   $17 5/8


In June 1996 the Board of Directors authorized a two-for-one common stock split which was effected in the form of a 100% stock dividend in July 1996. All share, per share and stock price information in this report reflect the two-for-one common stock split.


Item 6.  Selected Financial Data

Not Applicable

Item 7.   Management's Narrative Analysis of Results of Operations

MERGER WITH HFS INCORPORATED

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the"Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock.

In connection with the Merger, the Company's fiscal year was changed from a year ending on April 30, to a year ending December 31. As a result, the transition period financial statements cover the period from May 1, 1996 to December 31, 1996. Accordingly, this discussion covers the transition period compared to the same period in the previous year unless otherwise stated.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K. Unaudited comparable period data is included in the Notes to the Consolidated Financial Statements.

Eight-month Period Ended December 31, 1996 Compared to the Eight-month Period Ended December 31, 1995:

Consolidated net income and net income per share for the eight-month period ended December 31, 1996 increased 12 percent to $55.1 million and 9 percent to $1.53, respectively. The increase for the period was due to an improvement in the vehicle management services segment offset by declines in mortgage banking services and real estate services segments.

Consolidated revenues increased 5 percent to $1.28 billion for the eight-month period ended December 31, 1996. Vehicle management services revenues increased 2 percent to $918.1 million for the same period, primarily from increased leasing revenues as a result of an increased number of and average carrying amount of leased vehicles, partially offset by a decrease in other vehicle revenues primarily due to a decrease in gains on the sale of used vehicles. Real estate services revenues decreased 2 percent to $198.3 million primarily as a result of a decrease in transferee homes sold, partially offset by an increase in revenue due to an increase in the number of fee-based transactions. Mortgage banking revenue increased 40 percent to $167.6 million. The increase was primarily due to an increase in loans closed and to servicing revenues generated from a 23 percent growth in the servicing portfolio from $20.1 billion at December 31, 1995 to $24.8 billion at December 31, 1996.

Consolidated expenses increased 5 percent to $1.19 billion for the eight-month period ended December 31, 1996. Increased depreciation on vehicles under operating leases are primarily due to increases in leased vehicles as discussed above. Costs, including interest, of carrying and reselling homes decreased 14 percent, primarily as a result of the effects of the decrease in homes sold as discussed above. Direct costs of mortgage banking services increased 86 percent to $76.1 million, primarily due to an increase in amortization of servicing rights and fees and costs associated with the increase in the loan portfolio. Interest expense increased 3 percent compared with the same period in the prior year. The effects of increases in liabilities under management programs and other debt were partially offset by the effect of lower interest rates.

Selling, general, and administrative costs increased 4 percent for the eight-month period ended December 31, 1996 compared with the same period in the prior year. Increases in personnel and other operating costs to support the growth in real estate services fee-based transactions and mortgage production and increased US relocation systems costs, were partially offset by decreases in vehicle management services costs as a result of effective cost management, reduction in system spending, reduction in vehicles acquired and by the decrease in the North American truck fuel management subsidiary (NTS, Inc.) expenses as this operation was sold in February 1996.

The Company's effective tax rate was 40.8 percent for the eight-month period ended December 31, 1996 as compared to 41.6 percent for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company  manages  its  funding  sources to ensure  adequate  liquidity.  The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the eight-month period ended December 31, 1996 cash provided by operating activities totaled $300.5 million primarily due to depreciation on vehicles under operating leases, offset by an increase in mortgage loans held for sale at December 31. 1996. Cash used in investing activities totaled $1.0 billion primarily as a result of the growth in investment in leases and leased vehicles under management.

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

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $3.1 billion at December 31, 1996. At December 31, 1996, $1.7 billion in medium-term notes and $337 million in other debt securities were outstanding.

Cash provided by financing activities was $727.3 million for the eight-month period ended December 31, 1996 largely due to an increase in borrowings with terms of less than 90 days due to increase in mortgage loans held for sale as discussed above. From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts. The Company maintains a leverage ratio between 7 to 1 and 8 to 1.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company has a $2.5 billion syndicated unsecured credit facility. The facility is backed by 22 domestic and foreign banks and is comprised of $1.25 billion of lines maturing in 364 days and $1.25 billion maturing in five years. In addition, the Company has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at December 31, 1996, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

Management believes that these established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain
Investments in Debt and Equity Securities." The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and will reclassify a portion of its excess servicing fees to interest-only strips. The effect of adopting SFAS No. 125 is not expected to be material to the Company's operations or financial condition.

Item 8.  Financial Statements and Supplementary Data

See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) As reported in the Company's Report on Form 8-K filed on May 14, 1997, the Board of Directors of the Company engaged the accounting firm of Deloitte and Touche LLP, as independent accountants for the Company, effective as of May 12, 1997 and, accordingly, dismissed KPMG Peat Marwick LLP in such capacity effective with the completion of their report on the financial statements of PHH Corporation included in this transition report on Form 10-K for the period ended December 31, 1996.

(b) During the eight-month transition period ended December 31, 1996 and the two most recent fiscal years ended April 30, 1996 and 1995, and the subsequent interim period through May 12, 1997, there have been no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

(c) The reports of KPMG Peat Marwick LLP on the financial statements for the transition period and past the two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

            Not applicable.

Item 11.    Executive Compensation

            Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            Not applicable.

Item 13.    Certain Relationships and Related Transactions

            Not applicable.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K


Item 14(a)(1)  Financial Statements

See  Index  to  Financial  Statements and  Financial  Statement  Schedules

Item 14(a)(2)  Financial Statement Schedules

See Index to Financial  Statements and Financial  Statement  Schedules

Item 14(a)(3)  Exhibits

The exhibits identified by an asterisk (*) are on file with the Commission and such exhibits are incorporated by reference from the respective previous filings. The exhibits identified by a double asterisk (**) are being filed with this report.

Exhibit No.

2-1 Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS Incorporated, PHH Corporation and Mercury Acquisition Corp., filed as Annex I in the Joint Proxy Statement/Prospectus included as part of Registration No. 333-24031(*).

3-1       Charter of PHH Corporation, as amended August 23, 1996(**).

3-2       By-Laws of PHH Corporation, as amended October 1990(*).

4-1 Indenture between the Company and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125(*).

4-2 Indenture between the Company and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376(*).

4-3 Indenture between the Company and First National Bank of Chicago, Trustee, Dated as of June 5, 1997(**).

4-4 Indenture between the Company and the Bank of New York, Trustee Dated as of June 5, 1997,(**).

4-5 364-Day Credit Agreement Among the Company, PHH Vehicle Management Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and the Chase Manhattan Bank of Canada, as Canadian Agent, Dated March 4, 1997, filed as Exhibit 10.1 to Registration Statement 333-27715(*).

4-6 Five-year Credit Agreement among the Company, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated March 4, 1997 filed as Exhibit 10.2 to Registration Statement 333-27715(*).

10-17     Distribution  Agreement between the Company and Credit Suisse;
          First Boston Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997(**).

11 Schedule containing information used in the computation of net income per share(**).

12 Schedule containing information used in the computation of the ratio of earnings to fixed charges(**).

23        Consent of KPMG Peat Marwick LLP(**).

27        Financial Data Schedule (filed electronically only)(**).

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

(b) Reports on Form 8-K

    There was one report on Form 8-K filed during the two-month period ended December 31, 1996 as follows:

The Company filed a Current Report on Form 8-K on November 15, 1996, describing that the Company entered into an Agreement and Plan of Merger (the "Merger
Agreement")   with  HFS  Incorporated   ("HFS"),   and  Mercury  Acquisition
Corp.,  a wholly-owned subsidiary of HFS.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHH CORPORATION


                                   By  /s/ Robert D. Kunich
                                       Robert D. Kunisch
                                       Chief Executive Officer
                                       and President
                                       July 29, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ Robert D. Kunisch                                             July  29, 1997
Robert D. Kunisch
Chief Executive Officer
and President


Principal Financial Officer:

/s/ Michael P. Monaco                                             July  29, 1997
Michael P. Monaco
Executive Vice President,
Chief Financial Officer and Assistant Treasurer


Principal Accounting Officer:

/s/ Nan A. Kreamer                                                July  29, 1997
Nan A. Kreamer
Corporate Controller


Board of Directors:

/s/ James E. Buckman                                              July  29, 1997
James E. Buckman
Director

/s/ Stephen P. Holmes                                             July  29, 1997
Stephen P. Holmes
Director

                          Index to Financial Statements
                                       and
                          Financial Statement Schedules



Consolidated Financial Statements of the Company:

Independent Auditors' Report

Consolidated Statement of Income
   for the eight-month period ended December 31, 1996.
Consolidated Balance Sheet at December 31, 1996.
Consolidated Statement of Cash Flows
   for the eight-month period ended December 31, 1996.
Consolidated Statement of Stockholders' Equity
   for the eight-month period ended December 31, 1996.
 Notes to Consolidated Financial Statements

Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
PHH Corporation:

We have audited the consolidated financial statements of PHH Corporation and subsidiaries as listed in the accompanying index on page F-1. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the eight-month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Baltimore, Maryland
April 30, 1997

                        PHH CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Income
               For the eight-month period ended December 31, 1996


(In thousands except per share data)
--------------------------------------------------------------------------------
Revenues:
    Vehicle management services ...................................   $  918,088
    Real estate services ..........................................      198,324
    Mortgage banking services .....................................      167,581
                                                                      ----------
                                                                       1,283,993
                                                                      ----------
Expenses:
    Depreciation on vehicles under operating leases ...............      645,143
    Costs, including interest, of carrying and reselling homes ....       98,934
    Direct costs of mortgage banking services .....................       76,100
    Interest ......................................................      151,129
    Selling, general and administrative  ..........................      219,599
                                                                      ----------
                                                                       1,190,905
                                                                      ----------
Income before income taxes ........................................       93,088
Income taxes ......................................................       37,981
                                                                      ----------
Net income ........................................................   $   55,107
                                                                      ----------
Net income per share ...............................................  $     1.53
                                                                      ----------

See Notes to Consolidated Financial Statements

                        PHH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1996
(Dollars in thousands)
--------------------------------------------------------------------------------
Assets:
Cash .............................................................   $   13,779
Restricted cash ..................................................       89,849
Accounts receivable,
     less allowance for doubtful accounts of $6,319  .............      540,569
Carrying costs on homes under management .........................       49,000
Mortgage loans held for sale .....................................    1,248,299
Mortgage servicing rights and fees ...............................      288,943
Property and equipment, net ......................................       92,145
Goodwill, net ....................................................       47,279
Other assets  ....................................................      138,453
                                                                     -----------
                                                                      2,508,316
                                                                     -----------
Assets Under Management Programs:
    Net investment in leases and leased vehicles .................    3,418,666
    Equity advances on homes .......................................    647,664
                                                                     -----------
                                                                      4,066,330
                                                                     -----------
                                                                     $6,574,646
                                                                     -----------

Liabilities:
Accounts payable and accrued expenses ...............................$  460,294
Advances from clients and deferred revenue ..........................   116,649
Other debt .......................................................... 1,185,647
Deferred income taxes  .............................................    237,200
                                                                     -----------
                                                                      1,999,790
                                                                     -----------

Liabilities Under Management Programs  .............................  3,904,296
                                                                     -----------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, authorized 3,000,000 shares .................           --
    Common stock, no par value, authorized 75,000,000 shares;
       issued and outstanding shares of 34,956,835 ...............      101,155
    Cumulative foreign currency translation adjustment ..........        (8,364)
Retained earnings ................................................      577,769
                                                                     -----------
                                                                        670,560
                                                                     -----------
                                                                    $ 6,574,646
                                                                     -----------

See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For the eight-month period ended December 31, 1996

(In thousands)
--------------------------------------------------------------------------------
Operating Activities:
    Net income ..................................................   $    55,107
    Adjustments to reconcile net income to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases ..........       645,143
       Other depreciation and amortization ......................        22,650
       Amortization and write-down of servicing rights and fees .        35,272
       Additions to originated mortgage servicing rights ........       (56,583)
       Additions to excess mortgage servicing fees ..............       (38,277)
       Gain on sales of mortgage servicing rights ...............        (1,449)
       Deferred income taxes ....................................        28,700
       Gain on sale of subsidiary ...............................        (2,944)
       Changes in:
         Accounts receivable ....................................       (64,128)
         Carrying costs on homes under management ...............        (2,083)
         Mortgage loans held for sale ...........................      (373,505)
         Accounts payable and accrued expenses ..................        23,911
         Advances from clients and deferred revenue .............        19,294
         All other operating activity ...........................         9,417
                                                                     -----------
     Cash provided by operating activities .......................      300,525
                                                                     -----------
Investing Activities:
    Investment in leases and leased vehicles ....................    (1,207,150)
    Repayment of investment in leases and leased vehicles .......       392,758
    Equity advances on homes under management ...................    (2,220,660)
    Repayment of advances on homes under management .............     2,138,595
    Proceeds from sales of mortgage servicing rights ............         2,303
    Additions to property and equipment .........................       (16,950)
    Proceeds from sale of subsidiary ............................         4,400
    Funding of grantor trusts ...................................       (89,849)
    All other investing activities ..............................        (2,678)
                                                                     -----------
    Cash used in investing activities ............................     (999,231)
                                                                     -----------
Financing Activities:
    Net change in borrowings with terms of less than 90 days .....      875,775
    Proceeds from issuance of other borrowings ..................     1,243,241
    Principal payment on other borrowings .......................    (1,383,565)
    Stock option plan transactions ..............................         5,074
    Payment of dividends ........................................       (13,236)
                                                                     -----------
    Cash provided by financing activities .......................       727,289
                                                                     -----------

Effect of exchange rate changes on cash .........................       (24,092)
                                                                     -----------

Increase in cash ................................................         4,491
Cash at beginning of period .....................................         9,288
                                                                     -----------
Cash at end of period ...........................................   $    13,779
                                                                     -----------

See Notes to Consolidated Financial Statements

                        PHH CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
               For the eight-month period ended December 31, 1996


                                                                      Cumulative Foreign
                                                Common Stock         Currency Translation
(Dollars in thousands except per data)        Shares     Amount            Adjustment           Retained Earnings
----------------------------------------------------   ----------------------------------------------------------


Balance April 30, 1996                    34,661,524    $ 96,081          $ (23,483)                $ 535,898
Net income                                                                                             55,107
Cash dividend declared ($.38 per share)                                                               (13,236)
Foreign currency translation adjustment                                      15,119
Stock option plan transactions,
  net of related income tax benefits         295,311       5,074
----------------------------------------------------  -------------------------------------------------------

Balance December 31, 1996                 34,956,835    $101,155          $  (8,364)                $ 577,769
----------------------------------------------------  -------------------------------------------------------



See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(In thousands except per share data)

Merger  with HFS  Incorporated
Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. Pursuant to the Merger Agreement, the number of HFS shares issued to complete the Merger was determined by multiplying the outstanding shares of the Company as of April 30, 1997 by the conversion number of 0.825, calculated in accordance with the terms of the Merger Agreement plus 0.7 million shares of HFS common stock issued in exchange for outstanding options to purchase shares of the Company's common stock. The 30.3 million shares of HFS common stock issued to shareholders and option holders of the company represent 19.2% of the total outstanding shares of HFS at April 30, 1997.

Under the change in control provisions of certain grantor trusts established in connection with the Company's Senior Executive Severance Plan, Supplemental Executive Retirement Plan and the PHH Excess Benefits Plan, the Company was required to fund the trusts for the present value of amounts expected to be paid under the Plans. At December 31, 1996, the funded amounts of the grantor trusts are shown as restricted cash in the Consolidated Balance Sheets.

Change in Fiscal Year
On April 30, 1997, the Compan's fiscal year was changed from a year ending on April 30, to a year ending on December 31. As a result, these consolidated financial statements cover the transition period from May 1, 1996 to December 31, 1996. The Company's next full year will be for the period January 1, 1997 to December 31, 1997.

Accounting Policies
The accounting policies of the Company conform to generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries (the Company). Policies outlined below include all policies considered significant. All significant intercompany balances and transactions have been eliminated.

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

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Real Estate Services
The relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer of title. Transferring employees are provided equity on their home based on an appraised value determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation.

While homes are held for resale, the amount funded for such homes carry an interest charge computed at the floating rate based on various indices. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance are generally borne by the client. All such advances are generally guaranteed by the client corporation. The client normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced billing.

Revenues and the related "costs, including interest, of carrying and reselling homes" are recognized at closing on the resale of a home. Real estate services revenue is shown net of costs reimbursed by client corporations. Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions.

The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, and property dispositions for financial institutions and government agencies. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

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

Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The carrying value of the loans excludes the cost assigned to originated servicing rights (see note for Mortgage Servicing Rights and Fees). Such gains and losses are also increased or decreased by the amount of deferred mortgage servicing fees recorded.

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

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

If the discounted value is less than the recorded balance, due to higher than expected prepayments, the difference is recognized as a write-down in the consolidated statement of income.

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

Translation of Foreign Currencies
Assets and liabilities of the foreign subsidiaries are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the period presented. Translation gains and losses are included in stockholders' equity including, for years prior to 1991, transaction gains and losses resulting from forward exchange contracts on foreign equity amounts net of income tax effects. Gains and losses resulting from the change in exchange rates realized upon settlement of foreign currency transactions are substantially offset by gains and losses realized upon settlement of forward exchange contracts. Therefore, the resulting net income effect of transaction gains and losses for the eight-month period ended December 31, 1996 was not significant.

Interest
Interest expense consists of interest on debt incurred to fund working capital requirements and to finance vehicle leasing activities, real estate services and mortgage banking operations. Interest on borrowings used to finance equity advances on homes is included in "costs, including interest, of carrying and reselling homes" and was $23,127 for the eight-month period ended December 31, 1996. Total interest paid, including amounts within "costs, including interest, of carrying and reselling homes," was $183,256 for the eight-month period ended December 31, 1996.

Income Taxes
The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for US income taxes on cumulative undistributed earnings of foreign subsidiaries since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Undistributed earnings of the foreign subsidiaries at December 31, 1996, were approximately $115,000. The determination of unrecognized deferred US tax liability for unremitted earnings is not practicable. However, it is estimated that foreign withholding taxes of approximately $5,700 may be payable if such earnings were remitted.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Net Income Per Share
Net income per share is based on the weighted average number of shares of common stock outstanding during the period and common stock equivalents arising from the assumed exercise of outstanding stock options under the treasury stock method. The number of shares used in the calculations, adjusted to reflect the two-for-one common stock split (See note for Capital Stock) were 36,082 for the eight-month period ended December 31, 1996.

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

Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges. Market value gains and losses on the Company's foreign currency transaction hedges are recognized in income and substantially offset the foreign exchange gains and losses on the underlying transactions. Market value gains and losses on positions used as hedges in the mortgage banking services operations are deferred and considered in the valuation of lower of cost or market value of mortgage loans held for sale.

New Accounting Pronouncements
The Company adopted the provisions of the Financial Accounting Standards Board's
(FASB) statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective in 1996. Application of this statement requires the Company to review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement had no impact on the consolidated financial statements of the Company.

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net income and net income per share of adopting the fair value-based method is required to be presented in the notes to the financial statements. Pursuant to the Merger Agreement, options granted under employee compensation plans were converted to HFS stock on April 30, 1997. Accordingly, the Company has not provided disclosures about its stock-based employee compensation plans.

In 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain
Investments in Debt and Equity Securities." The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and will reclassify a portion of its excess servicing fees to interest-only strips. The effect of adopting SFAS No. 125 is not expected to be material to the Company's operations or financial condition.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Mortgage Loans Held for Sale
Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The valuation reserve was $10,141 at December 31, 1996.

The Company issues mortgage-backed certificates insured or guaranteed by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration. The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $3.4 billion at December 31, 1996. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of December 31, 1996, mortgage loans sold with recourse amounted to $83,034. The Company believes adequate reserves are maintained to cover all potential losses.

Mortgage Servicing Rights and Fees

Mortgage servicing rights and fees activity was as follows for the for the eight -month period ended December 31, 1996:


                                       Excess             Purchased         Originated
                                      Servicing           Servicing          Servicing        Impairment
                                        Fees               Rights             Rights           Allowance            Total
--------------------------------------------------------------------------------------------------------------------------

Balance April 30, 1996                $ 122,045           $ 25,977          $ 83,500         $ (1,313)          $ 230,209
     Additions                           38,277                  -            56,583                -              94,860
     Amortization                       (20,953)            (3,563)          (11,488)               -             (36,004)
     Write-down/Provision                     -                  -                 -              732                 732
     Sales                                 (854)                 -                 -                -                (854)
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996              $138,515         $   22,414        $  128,595         $   (581)         $  288,943
--------------------------------------------------------------------------------------------------------------------------

Excess servicing fees represent the present value of the differential between the actual servicing fees and normal servicing fees which are capitalized at the time loans are sold with servicing rights retained. Purchased servicing rights represent the cost of acquiring the rights to service mortgage loans for others.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This Statement requires that mortgage servicing rights be recognized when a mortgage loan is sold and servicing rights are retained. The Company adopted SFAS No. 122 effective May 1, 1995, and, accordingly, capitalized originated servicing rights, net of amortization and valuation allowances, of $45,827 for the eight-month period ended December 31, 1996.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



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

Property and Equipment
Property and equipment at December 31, 1996 consisted of the following:
--------------------------------------------------------------------------------
Land ..............................................................   $   9,122
Buildings and leasehold improvements ..............................      61,359
Equipment .........................................................     109,198
accumulated depreciation and amortization .........................     (93,588)
                                                                       ---------
                                                                         86,091
Capitalized software costs, net ....................................      6,054
                                                                       ---------
                                                                      $  92,145
                                                                       ---------

Other Assets
Other assets at December 31, 1996 consisted of the following:
--------------------------------------------------------------------------------
Mortgage-related notes receivable .................................   $  66,053
Residential properties held for resale ............................       7,788
Income taxes receivable ...........................................      19,165
Other..............................................................      45,447
                                                                       ---------
                                                                      $ 138,453
                                                                      ---------

Mortgage-related notes receivable are loans secured by residential real estate. Residential properties held for resale are located primarily in the US and are carried at the lower of cost or net realizable value.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Assets Under Management Programs

Net Investment in Leases and Leased Vehicles
The net investment in leases and leased vehicles at December 31, 1996 consisted of the following:
--------------------------------------------------------------------------------
Vehicles under open-end operating leases ..........................   $2,617,263
Vehicles under closed-end operating leases ........................      443,853
Direct financing leases ...........................................      356,699
Accrued interest on leases  .........................................        851
                                                                      ----------
                                                                      $3,418,666
                                                                      ----------

The Company leases vehicles for initial periods of twelve months or more under either operating or direct financing lease agreements. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investments in leases and leased vehicles for the eight-month period ended December 31, 1996 were $1,026,826 and the ratio of such repayments to the average net investment in leases and leased vehicles was 47.74%.

The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $4,604,552 and $1,987,289 respectively, at December 31, 1996.

Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements was $600,560 and $156,707 respectively, at December 31, 1996. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

Leasing revenues are included in revenues from vehicle management services. Following is a summary of leasing revenues for the eight-month period ended December 31, 1996:
--------------------------------------------------------------------------------
Operating leases                                                   $     767,823
Direct financing leases, primary interest                                 25,172
--------------------------------------------------------------------------------
                                                                   $     792,995
--------------------------------------------------------------------------------

Other managed vehicles are subject to leases serviced by the Company for others, and neither the vehicles nor the leases are included as assets of the Company. The Company receives a fee under such agreements which covers or exceeds its cost of servicing.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $7,109 at December 31, 1996; or guarantees which was $0 at December 31, 1996. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $158,481 at December 31, 1996.

Other managed vehicles with balances aggregating $93,901 at December 31, 1996 are included in a special purpose entity which is not owned by the Company. This entity does not require consolidation as it is not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling $47,418 at December 31, 1996 are owned by special purpose entities which are owned by the Company. However such assets and related liabilities have been netted in the balance sheet since there is a two-party agreement with determinable accounts, a legal right of offset exists and the Company expercises its right of offset in settlement with client corporations.

Equity Advances on Homes
Equity advances on homes represent advances paid to transferring employees of clients for their equity based on appraised values of their homes.

Other Debt
Other debt at December 31, 1996 consisted of the following:

--------------------------------------------------------------------------------
Commercial paper                                                $      1,085,647
Medium-term note                                                         100,000
--------------------------------------------------------------------------------
                                                                $      1,185,647
--------------------------------------------------------------------------------

Commercial paper programs are more fully described in the note for Liabilities Under Management Programs. The medium-term notes represented an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of seven years payable in full in fiscal 2000.

Income Taxes
Provisions for income taxes were comprised as follows for the eight-month period ended December 31, 1996:
--------------------------------------------------------------------------------
Current income taxes:
    Federal                                                      $         1,196
    State and local                                                        2,177
    Foreign                                                                5,908
--------------------------------------------------------------------------------
                                                                           9,281
--------------------------------------------------------------------------------
Deferred income taxes:
    Federal                                                               25,400
    State and local                                                        3,200
    Foreign                                                                  100
--------------------------------------------------------------------------------
                                                                          28,700
--------------------------------------------------------------------------------
                                                                 $        37,981
--------------------------------------------------------------------------------

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Deferred income taxes are recorded based upon differences between the financial statement and the tax bases of assets and liabilities and available tax credit carryforwards. There was no valuation allowance relating to deferred tax assets. Net deferred tax liabilities as of December 31, 1996 were comprised as follows:


--------------------------------------------------------------------------------
Depreciation                                                       $   (245,146)
Accrued liabilities and deferred income                                  46,107
Unamortized mortgage servicing rights                                   (51,239)
Alternative minimium tax and net operating loss carryforwards            13,078
--------------------------------------------------------------------------------
                                                                   $   (237,200)
--------------------------------------------------------------------------------



The portions of the income tax liability and provision classified as current and deferred are subject to final determination based on the actual income tax returns to be filed for the twelve-month period ended April 30, 1997.

The Company paid income taxes of $8,126 for the eight-month period ended December 31, 1996.

A summary of the differences between the statutory federal income tax rate and the Company's effective income tax rate follows for the eight-month period ended December 31, 1996:
--------------------------------------------------------------------------------
Federal income tax statutory rate                                          35.0%
    State income taxes, net of federal benefit                              3.9%
    Amortization of goodwill                                                0.5%
    Foreign tax in excess of domestic rate                                  1.0%
    Other                                                                   0.4%
--------------------------------------------------------------------------------
Effective tax rate                                                         40.8%
--------------------------------------------------------------------------------


The Company's US federal income tax returns have been examined by the Internal Revenue Service through April 30, 1993.

Liabilities Under Management Programs
Borrowings to fund assets under management programs are classified as "liabilities under management programs" and, at December 31, 1996 consisted of the following:
--------------------------------------------------------------------------------
Commercial paper                                                  $    2,005,196
Medium-term note                                                       1,562,200
Limited recourse debt                                                      9,653
Secured notes payable on vehicles under lease                             16,147
Other unsecured debt                                                     311,100
--------------------------------------------------------------------------------
                                                                  $    3,904,296
--------------------------------------------------------------------------------

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Commercial paper, all of which matures within 90 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rate on the Company's outstanding commercial paper was 5.4% at December 31, 1996.

Medium-term notes represent unsecured loans which mature in 1997. The weighted average interest rate on medium-term notes was 5.7% at December 31, 1996.

Limited recourse debt and secured notes payable on vehicles under lease primarily consist of secured loans arranged for certain clients for their convenience. The lenders hold a security interest in the lease payments and the clients' leased vehicles. The debt and notes payable mature concurrently with the related lease payments. The aggregate lease payments due from the lessees exceed the loan repayment requirements. The weighted average interest rate on secured debt was 5.3% at December 31, 1996.

The Company has a $2.5 billion syndicated unsecured credit facility backed by 22 domestic and foreign banks. The facility is comprised of $1.25 billion of lines maturing in 364 days and $1.25 billion maturing in five years. Under the credit facilities, the Company is obligated to pay annual commitment fees of approximately 7 basis points. The Company has other unused lines of credit of $301,468 at December 31, 1996 with various banks.

Other unsecured debt, all of which matures in 1997, includes other borrowings under short-term lines of credit and other bank facilities. The weighted average interest rate on unsecured debt was 5.8% at December 31, 1996.

Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. These projections of estimated liquidations of assets under management programs and the related estimated repayment of liabilities under management programs as of December 31, 1996, as set forth in the table below, indicate that the actual repayments of liabilities under management programs will be different than required by contractual maturities.

                          Assets Under          Liabilities Under
                       Management Programs     Management Programs
                       -------------------     -------------------

     1997                  $2,163,260              $2,070,029
     1998                   1,135,667               1,089,109
     1999                     513,964                 496,119
     2000                     163,695                 160,041
     2001                      53,843                  51,617
2002-2006                      35,901                  37,381
                           ----------              ----------
                           $4,066,330              $3,904,296
--------------------------------------------------------------------------------

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Stock Option Plans
Prior to the Merger, the Company had stock option plans for key employees and outside Directors of the Company. On April 30, 1997 all unexercised options were canceled and converted to shares of HFS as provided by the Merger Agreement. The plans allowed for the purchase of common stock at prices not less than fair market value on the date of grant. Either incentive stock options or non-statutory stock options were granted under the plans. Options became exercisable after one year from date of grant on a vesting schedule provided by the plans, and expired ten years after the date of the grant. Option transactions are summarized as follows for the eight-month period ended December 31, 1996:

                                      Number of               Option Price
                                        Shares                  per Share
--------------------------------------------------------------------------------

Outstanding April 30, 1996            2,615,970           $ 9.94   to     $26.56
    Granted                           1,098,100           $27.00   to     $30.75
    Exercised                          (306,192)          $12.25   to     $19.94
    Canceled                            (25,200)          $19.94   to     $28.44


Outstanding December 31, 1996         3,382,678           $ 9.94   to     $30.75

--------------------------------------------------------------------------------
Exercisable December 31, 1996         2,291,578           $ 9.94   to     $21.00
--------------------------------------------------------------------------------

Capital Stock
On June 24, 1996, the Board of Directors authorized a two-for-one common stock split, effected in the form of a 100% stock dividend which was paid on July 31, 1996. All share amounts and per share amounts herein, have been adjusted for the common stock split.


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

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




Net costs included the following components for the eight-month period ended December 31, 1996:

--------------------------------------------------------------------------------
Service cost                                                          $   3,919
Interest cost                                                             5,732
Actual return on assets                                                  (6,652)
Net amortization and deferral                                             2,067
--------------------------------------------------------------------------------
Net cost                                                             $    5,066
--------------------------------------------------------------------------------


A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheet at December 31, 1996 follows:

Funded Plans
--------------------------------------------------------------------------------
Accumulated benefit obligation:
    Vested                                                           $   69,743
    Unvested                                                              7,058
-------------------------------------------------------------------------------
                                                                     $   76,801
--------------------------------------------------------------------------------
Projected benefit obligation                                         $   97,145
Funded assets, at fair value
 (primarily common stock and bond mutual funds)                         (88,416)
Unrecognized net loss from past experience different from that
 assumed and effects of changes in assumptions                           (4,544)
Unrecognized prior service cost                                            (761)
Unrecognized net obligation                                                (356)
--------------------------------------------------------------------------------
Recorded liability                                                   $    3,068
--------------------------------------------------------------------------------


Unfunded Plans
--------------------------------------------------------------------------------
Accumulated benefit obligation:
    Vested                                                           $   13,031
    Unvested                                                                601
-------------------------------------------------------------------------------
                                                                     $   13,632
--------------------------------------------------------------------------------
Projected benefit obligation                                         $   17,977
Unrecognized net loss from past experience different from that
    assumed and effects of changes in assumptions                        (3,087)
Unrecognized prior service cost                                          (2,641)
Unrecognized net obligation                                              (1,237)
Minimum liability adjustment                                              2,620
--------------------------------------------------------------------------------
Recorded liability                                                   $   13,632
--------------------------------------------------------------------------------

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Significant percentage assumptions used in determining the cost and related obligations under the US pension and unfunded supplemental retirement plans are as follows for the eight-month period ended December 31, 1996:
--------------------------------------------------------------------------------
Discount rate                                                              8.00%
Rate of increase in compensation                                           5.00%
Long-term rate of return on assets                                        10.00%
--------------------------------------------------------------------------------

Postretirement Benefits Other Than Pensions
The Company provides healthcare and life insurance benefits for certain retired employees up to the age of 65. A summary of the plan's status and the Company's recorded liability recognized in the consolidated balance sheet at December 31, 1996 follows:

--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Active employees                                                 $    5,811
    Current retirees                                                      1,670
--------------------------------------------------------------------------------
                                                                          7,481

Unrecognized transition obligation                                       (4,799)
Unrecognized net gain                                                     1,832
--------------------------------------------------------------------------------
Recorded liability                                                   $    4,514
--------------------------------------------------------------------------------

Net periodic postretirement benefit costs included the following components for the eight-month period ended December 31, 1996.
--------------------------------------------------------------------------------
Service costs                                                          $    568
Interest cost                                                               353
Net amortization and deferral                                               126
--------------------------------------------------------------------------------
                                                                       $  1,047
--------------------------------------------------------------------------------

Significant percentage assumptions used in determining the cost and obligations under the postretirement benefit plan are as follows for the eight-month period ended December 31, 1996:
--------------------------------------------------------------------------------
Discount rate                                                              8.00%
Health care costs trend rate for subsequent year                          10.00%
--------------------------------------------------------------------------------

The health care cost trend rate is assumed to decrease gradually through 2004 when the ultimate trend rate of 4.75% is reached. At December 31, 1996, a one-percentage-point increase in the assumed health care cost trends rate for each future year would increase the annual service and interest cost by approximately $126 and the accumulated postretirement benefit obligation by approximately $582.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Investment Plan
Under provisions of the Company's employee investment plan, a qualified retirement plan, eligible employees may generally have up to 10% of their base salaries withheld and placed with an independent custodian and elect to invest in common stock of the Company, an index equity fund, a growth equity fund, an international equity fund, a fixed income fund, an asset allocation fund and/or a money market fund. The Company's contributions vest proportionately in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. The Company matches, in common stock of the Company, employee contributions to 3% of their base salaries, with up to an additional 3% match available at the end of the year based on the Company's operating results for the twelve month period beginning May 1 and ending April 30. The Company's additional matches of employee contributions greater than 3% up to 6%, were 75% in 1996. The additional match, initially invested in a money market fund, can be redirected by the employee into any of the investment elections noted above. The Company recorded contribution expense of $3,412 for the eight-month period ended December 31, 1996.

Lease Commitments
Total rental expenses relating to office facilities and equipment were $16,407, for the eight-month period ended December 31, 1996. Minimum rental commitments under non-cancelable leases with remaining terms in excess of one year are as follows:
--------------------------------------------------------------------------------

1997...............   $16,797               2001......................    $5,567
1998...............    15,245               2002-2006.............         9,094
1999...............    10,222               2007 and thereafter..          4,568
2000...............     7,555
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

Fair Value of Financial  Instruments and Servicing Rights
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

- Cash, accounts receivable, certain other assets and commercial paper borrowings. Due to the short-term nature of these financial instruments, the carrying value equals or approximates fair value.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


- Mortgage loans held for sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions, used to reduce the risk of adverse price fluctuations, for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, are included in the carrying amount of mortgage loans held for sale.

- Mortgage servicing rights and fees. Fair value is estimated by discounting the expected net cash flow of servicing rights and deferred mortgage servicing fees using discount rates that approximate market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

- Borrowings. Fair value of borrowings, other than commercial paper, is estimated based on quoted market prices or market comparables.

- Interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options. The fair value of interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

- The following table sets forth information about financial instruments, except for those noted above for which the carrying value approximates fair value, at December 31, 1996:


                                                                Estimated
                                                      --------------------------
                                                         Notional       Carrying         Fair
                                                          Amount         Amount         Value
                                                      -----------    -----------    -----------
Assets
     Mortgage loans held for sale ..................  $         -    $ 1,248,299    $ 1,248,299
     Excess mortgage servicing fees ..................          -        138,515        155,033
     Originated mortgage servicing
        rights ......................................           -        128,014        139,776
     Purchased mortgage servicing
        rights .....................................            -         22,414         29,326
Liabilities
     Medium-term notes .............................            -      1,662,200      1,662,220

Off balance sheet
     Interest rate swaps ...........................    1,670,155
        In a gain position .........................                           -          2,457
        In a loss position .........................                           -        (10,704)

Foreign exchange forwards ..........................      329,088              -         10,010

Mortgage-related positions:*
     Forward delivery commitments .....                 1,703,495         11,425          7,448
     Option contracts to sell .....................       265,000            952            746
     Option contracts to buy ......................       350,000          1,346           (463)
Treasury options used to hedge servicing rights * .       313,900          1,327            278
------------------------------------------------------------------------------------------------


* Gains (losses) on mortgage-related positions are already included in the determination of market value of mortgage loans held for sale.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Derivative Financial Instruments
The Company employs interest rate swap agreements to match effectively the fixed or floating rate nature of liabilities to the assets funded. A key assumption in the following information is that rates remain constant at December 31, 1996 levels. To the extent that rates change, both the maturity and variable interest rate information will change. However, the net rate the Company pays remains matched with the assets funded.

The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps employed at December 31, 1996. These characteristics are effectively offset within the portfolio of assets funded by the Company.


                                                                                 Maturities
                                                 ----------------------------------------------------------------------------
                                        Total        1997        1998         1999         2000        2001         2002
-----------------------------------------------------------------------------------------------------------------------------

United States
Commercial Paper:
     Pay fixed/receive floating:
     Notional value                    $ 427,181   $ 199,528   $  136,176  $   59,346   $   20,531   $    4,625  $    6,975
     Weighted average receive rate                     5.72%        5.72%       5.72%        5.72%        5.72%       5.72%
     Weighted average pay rate                         6.21%        6.33%       6.47%        6.37%        6.51%       6.60%

Medium-Term Notes:
     Pay floating/receive fixed:
     Notional value                      336,000     250,000                   86,000
     Weighted average receive rate                     6.59%                    6.50%
     Weighted average pay rate                         5.95%                    5.86%

     Pay floating/receive floating:
     Notional value                      357,200     357,200
     Weighted average receive rate                     5.51%
     Weighted average pay rate                         5.90%

Canada
Commercial Paper:
     Pay fixed/receive floating:
     Notional value                       68,255      32,631       22,849      10,585        2,190
     Weighted average receive rate                     3.11%        3.11%       3.11%        3.11%
     Weighted average pay rate                         6.25%        5.89%       5.63%        4.58%

     Pay floating/receive floating:
     Notional value                       52,730      28,010       14,961       4,342        2,853        2,564
     Weighted average receive rate                     7.21%        7.09%       6.93%        7.61%        7.61%
     Weighted average pay rate                         3.38%        3.38%       3.38%        3.38%        3.38%

     Pay floating/receive fixed
     Notional value                       36,481      36,481
     Weighted average receive rate                     4.92%
     Weighted average pay rate                         3.07%
UK
Commercial Paper:
     Pay fixed/receive floating:
     Notional value                      379,308      37,708       93,070     138,834      109,696
     Weighted average receive rate                     6.56%        6.56%       6.56%        6.56%
     Weighted average pay rate                         6.17%        7.85%       6.96%        7.10%

Germany
Commercial Paper:
     Pay fixed/receive fixed:
     Notional value                       13,000       1,950       2,925       (6,825)       3,575       11,375
     Weighted average receive rate                     3.25%       3.25%        3.25%        3.25%        3.25%
     Weighted average pay rate                         5.34%       5.34%        5.34%        5.34%
-----------------------------------------------------------------------------------------------------------------------------
                                       $1,670,155 $ 943,508    $ 269,981   $  292,282   $  138,845   $   18,564  $    6,975
-----------------------------------------------------------------------------------------------------------------------------

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


For the eight-month period ended December 31, 1996, the Company's hedging activities increased interest expense $3,653 and had no effect on its weighted average borrowing rate.

The Company enters into foreign exchange contracts as hedges against currency fluctuation on certain intercompany loans. Such contracts effectively offset the currency risk applicable to approximately $329,088 of obligations at December 31, 1996.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial condition of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

Comparable Prior Year Income Statement (unaudited)
As described in the note on Change in Fiscal Year, the Company changed its fiscal year. Comparable results of operations for the eight-month period ended December 31, 1995 are as follows:

Revenues ............................................   $1,217,647
Operating expenses ..................................    1,133,631
                                                        ----------
Operating income ....................................       84,016
Income Taxes  .......................................       34,934
                                                        ----------
Net Income ..........................................   $   49,082
                                                        ==========

Quarterly Financial Data (Unaudited)

(In thousands except per share data)
                                    Eight-month period ended December 31, 1996
                               -------------------------------------------------
                                  First        Second       Third    Eight-Month
                                 Quarter      Quarter      Quarter*     Period
                               ----------   ----------   ----------  -----------
Revenues ......................$  475,761   $  473,002   $  335,230   $1,283,993
Income before income taxes ....    37,113       39,963       16,012       93,088
Net income ....................    21,772       23,966        9,369       55,107
                               ----------   ----------   ----------   ----------
Net income per share...........$     0.61   $     0.68   $     0.26   $     1.53
                               ----------   ----------   ----------   ----------

* Comprised of the two-month period ended December 31, 1996.

Business Segments
The Company's operations are classified into three business segments: vehicle management services, real estate services and mortgage banking services. Vehicle management services and real estate services are provided in North America and Europe. Mortgage banking services are provided in the US. Selected information by business segment and geographic area for the eight-month period ended December 31, 1996 are as follows:

                        PHH CORPORATION AND SUBSIDIARIES


Business Segments (In thousands)
-------------------------------------------------------------------------------
Revenues:
    Vehicle management services ....   $  918,088
    Real estate services ...........      198,324
Mortgage banking services ..........      167,581
                                       ----------
    Consolidated ...................   $1,283,993
                                       ----------

Income Before Income Taxes:
    Vehicle management services ....   $   45,706
    Real estate services ...........       23,529
    Mortgage banking services ......       23,853
                                       ----------

    Consolidated ...................   $   93,088
                                       ----------

Identifiable Assets:
    Vehicle management services ....   $3,866,907
    Real estate services ...........      965,330
    Mortgage banking services ......    1,742,409
                                       ----------

    Consolidated ...................   $6,574,646
                                       ----------

Capital Expenditures:
    Vehicle management services ....   $    6,369
    Real estate services ...........        1,982
    Mortgage banking services ......        8,599
                                       ----------

    Consolidated ...................   $   16,950
                                       ----------

Depreciation and Amortization:
    Vehicle management services ....   $  657,541
    Real estate services ...........        7,016
    Mortgage banking services ......       38,508
                                       ----------

     Consolidated ..................   $  703,065
                                       ----------


Geographic Areas (In thousands)
                                       ----------
Revenues:
    North America (principally U.S.)   $1,129,831
    Europe .........................      154,162
                                       ----------
    Consolidated ...................   $1,283,993
                                       ----------

Income Before Income Taxes:
    North America (principally U.S.)   $   79,458
    Europe .........................       13,630
                                       ----------

    Consolidated ...................   $   93,088
                                       ----------

Identifiable Assets:
    North America (principally U.S.)   $5,854,657
    Europe .........................      719,989
                                       ----------

    Consolidated ...................   $6,574,646
                                       ----------

                        PHH Corporation and Subsidiaries

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE
                   EIGHT-MONTH PERIOD ENDED DECEMBER 31, 1996



             COLUMN A                    COLUMN B                COLUMN C                COLUMN D          COLUMN E
                                                            CHARGED
                                                           (CREDITED)
                                        BALANCE AT      TO OPERATING                                      BALANCE AT
           DESCRIPTION                APRIL 30, 1996        EXPENSES     OTHERS (a)   DEDUCTIONS (b)   DECEMBER 31, 1996
---------------------------------     --------------   ---------------------------    --------------   -----------------

VALUATION ACCOUNTS DEDUCTED
  IN THE BALANCE SHEET FROM
 ASSETS TO WHICH THEY APPLY

Accounts receivable                   $    5,478,000      $1,960,000      $      -   $  1,119,000         $ 6,319,000
Net investment in leases and
  leased vehicles                          9,362,000       3,108,000             -        160,000          12,310,000
Carrying costs on homes under
  management                               1,650,000               -                            -           1,650,000
Mortgages held for sale and
  mortgage-related notes receivable       18,547,000      (5,796,000)            -              -          12,751,000
Real estate management programs              340,000               -             -              -             340,000
                                      --------------     -----------       -------   ------------         -----------
TOTAL                                   $ 35,377,000     $  (728,000)      $     -   $  1,279,000         $33,370,000
                                      --------------     -----------       -------   ------------         -----------

Note:    (a)  Amounts relate to acquisitions, divestitures and reclassifications of prior year amounts.
         (b) Deductions from reserves represent accounts charged off, less recoveries, and foreign translation gains and losses.