Form 10-Q
period 1997-06-30
PHH CORP
filed 1997-08-15
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    ---------

                                    FORM 10-Q
                                    ---------

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 1997

                                       OR

          ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From ______ to _____
                                    ---------

                          Commission File Number 1-7797
                                    ---------

                                 PHH CORPORATION
             (Exact name of registrant as specified in its charter)

          Maryland                                                52-0551284
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               Identification No.)

6 Sylvan Way, Parsippany, New Jersey                               07054
(Address of principal executive offices)                        (Zip Code)

                                 (201) 428-9700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The Company meets the  conditions set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format.

                                 PHH CORPORATION

                                      INDEX




PART I--FINANCIAL INFORMATION:

                 Item 1 - Financial Statements

                      Consolidated Statements of Operations--Three Months and
                           Six Months Ended June 30, 1997 and 1996

                      Consolidated Balance Sheets --
                           June 30, 1997 and December 31, 1996

                      Consolidated Statements of Cash Flows --
                           Six Months Ended June 30, 1997 and 1996

                      Notes to Consolidated Financial Statements

                 Item 2 - Management's Narrative Analysis of
                      Results of Operations


PART II--OTHER INFORMATION:

                 Item 6 - Exhibits and Reports on Form 8-K

                 Index to Exhibits

                 Signatures

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements.


                        PHH CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three months ended June 30,         Six months ended June 30,
                                                           --------------------------------   --------------------------------
(In thousands)                                                  1997              1996              1997             1996
                                                           --------------    --------------   ---------------   --------------

Net revenues:
Service fees:
    Fleet management services                               $     50,978      $     50,308     $    117,822      $    109,517
    Relocation services, net of interest                          95,014            70,203          155,794           133,717
    Mortgage services (net of amortization of
         mortgage servicing rights and fees and
         interest of $30,327, $28,343, $60,365
         and $55,371, respectively)                               42,501            35,269           76,132            55,154
                                                           --------------    --------------   ---------------   --------------
Service fees, net                                                188,493           155,780          349,748           298,388
Fleet leasing (net of depreciation and interest
    of $298,200, $272,871, $584,275 and
     $555,994, respectively)                                      14,808            12,514           28,759            24,253
                                                           --------------    --------------   ---------------   --------------
Net revenues                                                     203,301           168,294          378,507           322,641
                                                           --------------    --------------   ---------------   --------------
Expenses:
    Operating                                                     26,374            28,373           55,371            53,066
    General and administrative                                   104,290            95,819          189,141           184,523
    Merger and restructuring charge associated with
       business combinations                                     235,312                --          235,312                --
    Depreciation and amortization                                  6,193             7,627           12,859            13,577
                                                           --------------    --------------   ---------------   --------------
Total expenses                                                   372,169           131,819          492,683           251,166
                                                           --------------    --------------   ---------------   --------------
Income (loss) before income taxes                               (168,868)           36,475         (114,176)           71,475
Income tax provision (benefit)                                   (24,944)           15,279           (2,417)           29,419
                                                           --------------    --------------   ---------------   --------------
Net income (loss)                                           $   (143,924)     $     21,196      $  (111,759)      $    42,056
                                                           --------------    --------------   ---------------   --------------


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                          June 30,           December 31,
(Dollars in thousands)                                                                      1997                 1996
                                                                                       --------------      --------------

Assets

Cash                                                                                   $       12,454      $       13,779
Restricted cash                                                                                23,742              89,849
Accounts receivable, less allowance for doubtful accounts of
    $7,475 and $6,319                                                                         645,595             540,569
Carrying costs on homes under management                                                       57,218              49,000
Property and equipment, net                                                                    92,131              92,145
Goodwill, net                                                                                  22,817              47,279
Other assets                                                                                  291,413             183,201
                                                                                       --------------      --------------
                                                                                            1,145,370           1,015,822
                                                                                       --------------      --------------
Assets Under Management and Mortgage Programs

    Net investment in leases and leased vehicles                                            3,643,600           3,418,666
    Relocation receivables                                                                    579,576             647,664
    Mortgage loans held for sale                                                              820,615           1,248,299
    Mortgage servicing rights and fees                                                        272,042             288,943
                                                                                       --------------      --------------
                                                                                            5,315,833           5,603,572
                                                                                       --------------      --------------
                                                                                       $    6,461,203      $    6,619,394
                                                                                       --------------      --------------

Liabilities

Accounts payable and accrued expenses                                                  $      568,012      $      534,898
Deferred revenue                                                                               57,754              42,045
                                                                                       --------------      --------------
                                                                                              625,766             576,943
                                                                                       --------------      --------------
Liabilities Under Management and Mortgage Programs

    Debt                                                                                    4,778,861           5,089,943
    Deferred income taxes                                                                     301,200             281,948
                                                                                       --------------      --------------
                                                                                            5,080,061           5,371,891
                                                                                       --------------      ---------------
Commitments and contingencies

Shareholder's Equity
    Preferred stock, authorized 3,000,000 shares
    Common stock, no par value, authorized 75,000,000 shares;
       issued and outstanding shares of 100 at June 30, 1997
       and 34,956,835 at December 31, 1996                                                    289,168             101,155
    Cumulative foreign currency translation adjustment                                        (11,704)             (8,364)
    Retained earnings                                                                         477,912             577,769
                                                                                       --------------      --------------
                                                                                              755,376             670,560
                                                                                       --------------      --------------
                                                                                       $    6,461,203      $    6,619,394
                                                                                       --------------      --------------


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                Six Months ended June 30,
                                                                                             ------------------------------
(In thousands)                                                                                  1997               1996
                                                                                             ------------       -----------

Operating Activities:
    Net income (loss)                                                                        $  (111,759)       $    42,056
    Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                                           501,206            483,578
       Other depreciation and amortization                                                        12,859             13,577
       Write-down of goodwill                                                                     26,460             23,741
       Amortization and write-down of servicing rights and fees                                   30,440                 --
       Additions to originated mortgage servicing rights                                         (57,160)           (53,405)
       Additions to excess mortgage servicing fees                                               (28,835)           (36,467)
       Gain on sales of mortgage servicing rights                                                (10,215)            (5,195)
       Deferred income taxes                                                                      16,122              3,500
       Gain on sale of subsidiary                                                                     --            (11,688)
       Changes in:
          Restricted Cash                                                                         66,107                 --
          Accounts receivable                                                                    (15,884)            18,302
          Carrying costs on homes under management                                                21,344              4,247
          Mortgage loans held for sale                                                           427,684           (351,657)
          Accounts payable and accrued expenses                                                  111,060             31,614
          Deferred revenue                                                                        12,126              5,119
          All other operating activity                                                           (89,231)            55,988
                                                                                            -------------       -----------
    Cash provided by operating activities                                                        912,324            223,310
                                                                                            -------------       -----------
Investing Activities:
    Investment in leases and leased vehicles                                                  (1,179,905)          (936,225)
    Repayment of investment in leases and leased vehicles                                        437,239            339,680
    Equity advances on homes under management                                                 (2,136,739)        (1,415,655)
    Repayment of advances on homes under management                                            2,203,671          1,498,277
    Proceeds from sales of mortgage servicing rights                                              29,134              7,113
    Additions to property and equipment                                                           (5,861)           (12,608)
    Proceeds from sale of subsidiary                                                                  --             33,618
    All other investing activities                                                                13,002              1,481
                                                                                            -------------     --------------
    Cash used in investing activities                                                           (639,459)          (484,319)
                                                                                            -------------     --------------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                                     (54,948)            78,958
    Proceeds from issuance of other borrowings                                                   859,196            831,676
    Principal payment on other borrowings                                                     (1,111,644)          (601,993)
    Stock option plan transactions                                                                22,014              7,074
    Payment of dividends                                                                          (6,644)           (11,758)
                                                                                            -------------     --------------
    Cash (used in) provided by financing activities                                             (292,026)           303,957
                                                                                            -------------     --------------
Effect of exchange rate changes on cash                                                           17,836             (3,003)
                                                                                            -------------     --------------
(Decrease) increase in cash                                                                       (1,325)            39,945
Cash at beginning of period                                                                       13,779             11,091
                                                                                            -------------     --------------
Cash at end of period                                                                        $    12,454        $    51,036
                                                                                            -------------     --------------

See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1)   Merger with HFS Incorporated

     Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately
     30.3 million shares of HFS common stock. Pursuant to the Merger Agreement, the number of HFS shares issued to complete the Merger was determined by multiplying the outstanding shares of the Company as of April 30, 1997 by the conversion number of 0.825, calculated in accordance with the terms of the Merger Agreement plus 0.7 million shares of HFS common stock issued in exchange for outstanding options to purchase shares of the Company's common stock. The 30.3 million shares of HFS common stock issued to shareholders and option holders of the Company represented 19.2% of the total outstanding shares of HFS at April 30, 1997.

     Under the change in control provisions of certain grantor trusts established in connection with the Company's Senior Executive Severance Plan, Supplemental Executive Retirement Plan and the PHH Excess Benefits Plan (collectively, the "Plans"), the Company was required to fund the trusts for the present value of amounts expected to be paid under the Plans, a portion of which was due and paid on April 30, 1997. The funded amounts of the grantor trusts are shown as restricted cash in the Consolidated Balance Sheets.

2)   Change in Fiscal Year

     On April 30, 1997, the Company's fiscal year was changed from a year ending on April 30, to a year ending on December 31, and, accordingly, the Company filed its transition report on Form 10-K for the eight-month period ended December 31, 1996. The Company's next full year will be for the period January 1, 1997 to December 31, 1997. Accordingly, this report covers the three-month and the six-month results for the Company for the period ended June 30, 1997.

3)   Merger with HFS Incorporated Relocation Business

     In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses into the Company. The transaction has been accounted for as a pooling of interests and the operations of CBRS and WRM have been included since April 30, 1997, the date in which of the Company, CBRS and WRM were all under common ownership.

                        PHH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
4)   Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary for a fair presentation of such financial statements. There were no adjustments of an unusual nature recorded during the three and six-month periods ended June 30, 1997 and 1996 except for a one-time merger and restructuring charge of $235.3 million before tax, $182.7 million after tax (see note 6). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the consolidated financial statements and footnotes included in the Company's financial statements included as part of the transition report on Form 10-K for the eight-month period ended December 31, 1996.

     Certain reclassifications have been made to the Company's consolidated financial statements to conform with the presentation utilized by its parent company.

5)   New Accounting Pronouncements

     In 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of SFAS No. 125 on January 1, 1997 and has reclassified a portion of its excess servicing fees to interest-only strips. The effect of adopting SFAS No. 125 was not material to the Company's operations or financial condition.

6)   Merger and Restructuring Charge

     In connection with the above-referenced mergers, the Company recorded a one-time merger and restructuring charge during the second quarter of 1997 of $235.3 million ($182.7 million after tax). The charge includes severance, facility and system consolidations and terminations, costs associated with exiting certain activities, and other merger-related costs associated with the restructuring of the Company's businesses. The cost will be partially funded with a capital infusion of $136.0 million from the Company's parent, HFS.


7)   Pro-forma Information (Unaudited)

     The following information reflects pro-forma statements of income data for the three-month and six-month periods ended June 30, 1997 and 1996 assuming the merger with CBRS and WRM occurred January 1, 1996.



                                                        Three-months                    Six-months
                                                       ended June 30,                 ended June 30,
                                                --------------------------     ----------------------------
 Operating income ($000's)                         1997           1996             1997            1996
                                                -----------    -----------     -----------     ------------
      Net revenue                               $   211,731    $   195,520     $   411,402     $   374,983
                                                ===========    ===========     ===========     ============
      Net income (loss)                         $  (142,452)   $    27,067     $  (107,753)    $    49,498
                                                ===========    ===========     ===========     ============

================================================================================

Item 2. Management's Narrative Analysis of Results of Operations

                        PHH CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS
Three month and Six month periods Ended June 30, 1997 versus June 30, 1996


All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses into the Company. The transaction has been accounted for as a pooling of interests and the operations of CBRS and WRM have been included since April 30, 1997, the date in which the Company, CBRS and WRM were all under common ownership. Accordingly, the earnings of the HFS subsidiaries of $9.1 million before tax and $5.4 million after-tax for the two-months ended June 30, 1997 are included in the second quarter and six-month results.

     In connection with the HFS merger on April 30, 1997 and the above-referenced mergers, the Company recorded a one-time merger and restructuring charge during the second quarter of 1997 of $235.3 million ($182.7 million after tax). The charge includes severance, facility and system consolidations and terminations, cost associated with exiting certain activities, and other merger-related costs associated with the restructuring of the PHH businesses. The cost was partially funded with a capital infusion of $136.0 million from the Company's parent, HFS Incorporated.

     Prior to recognition of the above two merger-related events, income before tax would have increased to $57.2 million and $111.9 million in the quarter and the six-month periods respectively, and net income would have increased to $33.3 million and $65.5 million in the quarter and the six month periods, respectively, reflecting increases from each segment of the business.

Net revenues increased 21 percent to $203.3 million in the three-month period ended June 30, 1997. Fleet management services net revenues increased one percent in the three-month period primarily due to increases in fuel management programs and vehicle maintenance programs. The fees received from domestic card service programs are reported net of expenses in 1997 due to the joint venture transaction which occurred in January 1997. Otherwise, net revenue from fleet management services would have reflected an increase of 10 percent in the three-month period. Relocation Services net revenue increased 35 percent in the three-month period ended June 30, 1997. Relocation services net revenue in 1997 includes the results from the merged entities of CBRS and WRM for the two-month period ended June 30, 1997. Relocation services net revenue otherwise would have increased 3 percent primarily due to a 1 percent increase of homes closed, increased broker-to-broker referrals and improvements in other fee-based services. Mortgage services net revenues increased 21 percent in the three-month period ended June 30, 1997, primarily due to a 6 percent increase in loans sold and increased margins. Additionally, the three-month results include a gain on the sale of mortgage servicing rights of $2.7 million. Net leasing revenue increased in the three-month period primarily due to a 5 percent increase in the number of vehicles under management.

Net revenues increased 17 percent to $378.5 million in the six-month period ended June 30, 1997. Fleet management services net revenues increased 8 percent primarily due to increases mentioned above as well as the effects of the gain on sale of the domestic card service business recorded in January 1997. Relocation services net revenue increased 17 percent in the six-month period due to the effects of the CBRS and WRM merger. Relocation services net revenue would have approximated that of the prior year omitting the effect of the merged entities primarily resulting from a 4 percent decrease in homes closed offset by increases in other fee-based services. Mortgage services net revenue increased 19 percent in the six-month period primarily due to increased margins offset somewhat by a 5 percent decrease in loans sold. Additionally, the six-month results include a gain on the sale of mortgage servicing rights of $10.2 million. Net leasing revenue increased in the six-month period primarily due to a 5 percent increase in the number of vehicles under management.

                        PHH CORPORATION AND SUBSIDIARIES



Operating expense declined in the three-month period while increasing in the six-month period primarily due to fluctuations in mortgage services operating expenses. Excluding the effects of CBRS and WRM, general and administrative expense in both the three-month and the six-month period, declined. The decrease results from reduced staffing in both fleet management and relocation services and, to a greater extent within relocation services, spending for system improvements. Depreciation and amortization expense declined in both the three-month period and six-month period primarily due to reduced amortization expense associated with capitalized software costs.

Prior to the recognition of the two merger-related events, the Company's effective tax rate was 41.7% in the second quarter of 1997 versus 41.9% in the prior year and was 41.5% in the six-month period of 1997 compared to 41.1% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its funding sources to ensure adequate liquidity.

The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the six months ended June 30, 1997 cash provided by operating activities increased to $912.3 million primarily due to timing of operating activities, including a $427.7 million decrease in mortgage loans held for sale in 1997 compared with a $351.7 million increase in 1996, and increased depreciation on vehicles under operating leases. Cash used in investing activities increased to $639.5 million in 1997 primarily as a result of an increase in the repayment of investments in leases and leased vehicles and proceeds received from sales of mortgage servicing rights during the six months ended June 30, 1997 compared with the same period in the prior year.

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

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $3.1 billion at both June 30, 1997 and December 31, 1996. At June 30, 1997, $1.5 billion in medium-term notes and $0.2 billion in other debt securities were outstanding compared to $1.7 billion and $0.3 billion, respectively, at December 31, 1996. The Company maintains a leverage ratio under 8 to 1.

                        PHH CORPORATION AND SUBSIDIARIES

Cash used in financing activities decreased to $292.0 million primarily as a result of a decrease in borrowings with terms of less than 90 days as well as a reduction in other borrowings. From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts.

     To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company has $2.95 billion in committed and unsecured credit facilities. These facilities are backed by 22 domestic and foreign banks and are comprised of $1.70 billion of lines maturing in 364 days or less and $1.25 billion maturing in five years. In addition, the Company has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at June 30, 1997, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

The Company and HFS currently operate under policies limiting (a) the payment of dividends on the Company's capital stock to 40% of its net income on an annual basis, less the outstanding principal balance of loans from the Company to HFS as of the date of any proposed dividend payment, and (b) the outstanding principal balance of loans from the Company to HFS to 40% of its net income on an annual basis, less payment of dividends on the Company's capital stock during such year.

These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.

                           PART II--OTHER INFORMATION


                        PHH CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibit:

         Exhibit (12)  -   Schedule  containing  information  used in the
                           computation of the ratio of earnings to fixed charges.

    (b)  Reports on Form 8-K:

         The Company filed a report on Form 8-K dated May 14, 1997, reporting in
         Item 1 the consummation of the acquisition of the Company by HFS Incorporated ("HFS"). The Company reported in Item 4 the change in the Company's certifying accountants from KPMG Peat Marwick LLP to Deloitte and Touche LLP, and in Item 8 the change in the Company's fiscal year from a year ending on April 30 to a year ending December 31.

         The Company filed a report on Form 8-K dated June 6, 1997, reporting in
         Item 5 the signing by HFS of a definitive merger agreement with CUC International, Inc. ("CUC") which provides for HFS to be merged with and into CUC, with CUC continuing as the surviving corporation.

                        PHH CORPORATION AND SUBSIDIARIES

                                Index to Exhibit
                                -----------------


Exhibit No.

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


                                       PHH CORPORATION
                                          (Registrant)

                                       /s/ Michael P. Monaco

                                       Michael P. Monaco
                                       Executive Vice President,
                                       Chief Financial Officer
Date:  August 14, 1997