Form 10-Q/A
period 1997-06-30
PHH CORP
filed 1997-08-15
CIK 77776

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


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                          June 30,           December 31,
(Dollars in thousands)                                                                      1997                 1996
                                                                                       --------------      --------------

Assets

Cash                                                                                   $       12,454      $       13,779
Restricted cash                                                                                23,742              89,849
Accounts receivable, less allowance for doubtful accounts of
    $7,475 and $6,319                                                                         645,595             540,569
Carrying costs on homes under management                                                       57,218              49,000
Property and equipment, net                                                                    92,131              92,145
Goodwill, net                                                                                  22,817              47,279
Other assets                                                                                  291,413             183,201
                                                                                       --------------      --------------
                                                                                            1,145,370           1,015,822
                                                                                       --------------      --------------
Assets Under Management and Mortgage Programs

    Net investment in leases and leased vehicles                                            3,643,601           3,418,666
    Relocation receivables                                                                    579,575             647,664
    Mortgage loans held for sale                                                              820,615           1,248,299
    Mortgage servicing rights and fees                                                        272,042             288,943
                                                                                       --------------      --------------
                                                                                            5,315,833           5,603,572
                                                                                       --------------      --------------
                                                                                       $    6,461,203      $    6,619,394
                                                                                       ==============      ==============

Liabilities

Accounts payable and accrued expenses                                                  $      570,720      $      534,898
Deferred revenue                                                                               57,754              42,045
                                                                                       --------------      --------------
                                                                                              628,474             576,943
                                                                                       --------------      --------------
Liabilities Under Management and Mortgage Programs

    Debt                                                                                    4,776,153           5,089,943
    Deferred income taxes                                                                     301,200             281,948
                                                                                       --------------      --------------
                                                                                            5,077,353           5,371,891
                                                                                       --------------      ---------------
Commitments and contingencies

Shareholder's Equity
    Preferred stock, authorized 3,000,000 shares
    Common stock, no par value, authorized 75,000,000 shares;
       issued and outstanding shares of 100 at June 30, 1997
       and 34,956,835 at December 31, 1996                                                    289,168             101,155
    Cumulative foreign currency translation adjustment                                        (11,704)             (8,364)
    Retained earnings                                                                         477,912             577,769
                                                                                       --------------      --------------
                                                                                              755,376             670,560
                                                                                       --------------      --------------
                                                                                       $    6,461,203      $    6,619,394
                                                                                       ==============      ==============


                             See accompanying notes.

                        PHH CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                                                                Six Months ended June 30,
                                                                                             ------------------------------
(In thousands)                                                                                  1997               1996
                                                                                             ------------       -----------

Operating Activities:
    Net income (loss)                                                                        $  (111,759)       $    42,056
    Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
       Depreciation on vehicles under operating leases                                           501,206            483,578
       Other depreciation and amortization                                                        12,859             13,577
       Write-down of goodwill                                                                     26,460             23,741
       Amortization and write-down of servicing rights and fees                                   30,440                 --
       Additions to originated mortgage servicing rights                                         (57,160)           (53,405)
       Additions to excess mortgage servicing fees                                               (28,835)           (36,467)
       Gain on sales of mortgage servicing rights                                                (10,215)            (5,195)
       Deferred income taxes                                                                      16,122              3,500
       Gain on sale of subsidiary                                                                     --            (11,688)
       Changes in:
          Restricted Cash                                                                         66,107                 --
          Accounts receivable                                                                    (15,884)            18,302
          Carrying costs on homes under management                                                21,344              4,247
          Mortgage loans held for sale                                                           427,684           (351,657)
          Accounts payable and accrued expenses                                                  111,060             31,614
          Deferred revenue                                                                        12,126              5,119
          All other operating activity                                                           (89,231)            55,988
                                                                                            -------------       -----------
    Cash provided by operating activities                                                        912,324            223,310
                                                                                            -------------       -----------
Investing Activities:
    Investment in leases and leased vehicles                                                  (1,179,905)          (936,225)
    Repayment of investment in leases and leased vehicles                                        437,239            339,680
    Equity advances on homes under management                                                 (2,136,739)        (1,415,655)
    Repayment of advances on homes under management                                            2,203,671          1,498,277
    Proceeds from sales of mortgage servicing rights                                              30,300              7,113
    Additions to property and equipment                                                           (5,861)           (12,608)
    Proceeds from sale of subsidiary                                                                  --             33,618
    All other investing activities                                                                11,836              1,481
                                                                                            -------------     --------------
    Cash used in investing activities                                                           (639,459)          (484,319)
                                                                                            -------------     --------------
Financing Activities:
    Net change in borrowings with terms of less than 90 days                                     (54,948)            78,958
    Proceeds from issuance of other borrowings                                                   859,196            831,676
    Principal payment on other borrowings                                                     (1,111,644)          (601,993)
    Stock option plan transactions                                                                22,014              7,074
    Payment of dividends                                                                          (6,644)           (11,758)
                                                                                            -------------     --------------
    Cash (used in) provided by financing activities                                             (292,026)           303,957
                                                                                            -------------     --------------
Effect of exchange rate changes on cash                                                           17,836             (3,003)
                                                                                            -------------     --------------
(Decrease) increase in cash                                                                       (1,325)            39,945
Cash at beginning of period                                                                       13,779             11,091
                                                                                            -------------     --------------
Cash at end of period                                                                        $    12,454        $    51,036
                                                                                            -------------     --------------

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

2)   Change in Fiscal Year

     On April 30, 1997, the Company's fiscal year was changed from April 30 to December 31, and, accordingly, the Company filed its transition report on Form 10-K for the eight-month period ended December 31, 1996. The Company's next full year will be for the period January 1, 1997 to December 31, 1997. Accordingly, this report covers the three-month and the six-month results for the Company as of and for the period ended June 30, 1997.

3)   Merger with HFS  Relocation Business

     In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses into the Company. The transaction has been accounted for at historical cost with the operations of CBRS and WRM included from April 30, 1997, the date in which common control was established.

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

In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses into the Company. The transaction has been accounted for at historical cost with the operations of CBRS and WRM included from April 30, 1997, the date in which common control was established. Accordingly, the earnings of the HFS relocation businesses of $9.1 million before tax and $5.4 million after-tax for the two-months ended June 30, 1997 are included in the second quarter and six-month results.

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

Net revenues increased 21 percent to $203.3 million in the three-month period ended June 30, 1997. Fleet management services net revenues increased one percent in the three-month period primarily due to increases in fuel management programs and vehicle maintenance programs. The fees received from domestic card service programs are reported net of expenses in 1997 due to the joint venture transaction which occurred in January 1997. Otherwise, net revenue from fleet management services would have reflected an increase of 10 percent in the three-month period. Relocation Services net revenue increased 35 percent in the three-month period ended June 30, 1997. Relocation services net revenue in 1997 includes the results from CBRS and WRM for the two-month period ended June 30, 1997. Relocation services net revenue otherwise would have increased 3 percent primarily due to a 1 percent increase in homes closed, increased broker-to-broker referrals and improvements in other fee-based services. Mortgage services net revenues increased 21 percent in the three-month period ended June 30, 1997, primarily due to a 6 percent increase in loans sold and increased margins. Additionally, the three-month results include a gain on the sale of mortgage servicing rights of $2.7 million. Net leasing revenue increased in the three-month period primarily due to a 5 percent increase in the number of vehicles under management.

Net revenues increased 17 percent to $378.5 million for the six-month period ended June 30, 1997. Fleet management services net revenues increased 8 percent primarily due to increases mentioned above as well as the effects of the gain on sale of the domestic card service business recorded in January 1997. Relocation services net revenue increased 17 percent in the six-month period due to the effects of the CBRS and WRM merger. Relocation services net revenue would have approximated that of the prior year omitting the effect of the merged entities primarily resulting from a 4 percent decrease in homes closed offset by increases in other fee-based services. Mortgage services net revenue increased 19 percent in the six-month period primarily due to increased margins offset somewhat by a 5 percent decrease in loans sold. Additionally, the six-month results include a gain on the sale of mortgage servicing rights of $10.2 million. Net leasing revenue increased in the six-month period primarily due to a 5 percent increase in the number of vehicles under management.

                        PHH CORPORATION AND SUBSIDIARIES



Operating expense declined in the three-month period while increasing in the six-month period primarily due to fluctuations in mortgage services operating expenses. Excluding the effects of CBRS and WRM, general and administrative expense in both the three-month and the six-month periods declined. The decrease results from reduced staffing in both fleet management and relocation services and, to a greater extent within relocation services, spending for system improvements. Depreciation and amortization expense declined in both the three-month period and six-month period primarily due to reduced amortization expense associated with capitalized software costs.

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

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, Euro and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $3.5 billion at both June 30, 1997 and December 31, 1996. At June 30, 1997, $1.2 billion in medium-term notes and $0.3 billion in other debt securities were outstanding compared to $1.7 billion and $0.3 billion, respectively, at December 31, 1996. The Company maintains a leverage ratio under 8 to 1.

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

     To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company has $2.5 billion in committed and unsecured credit facilities. These facilities are backed by 22 domestic and foreign banks and are comprised of $1.25 billion of lines maturing in 364 days or less and $1.25 billion maturing in five years. In addition, the Company has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at June 30, 1997, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term note funding.

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

These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short- and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." the statement 'provides accounting and reporting standands for transfers and servicing of financial assets and, among other things, SFAS No. 125 also requires that previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips receivable, and subsequently measured under the provisions of SFAS No. 115 "Accounting for Certain Investements in Debt and Equity Securities." The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and will reclasssify a portion of its excess servicing fees to interest-only strips. The effect of adopting SFAS No. 125 is not expected to be material to the Company's operations or financial condition.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which requires preparation of a new basic financial statement which considers the impact of certain economic events that have heretofore been reflected as adjustments to stockholders' equity but have not impacted reported earnings on the consolidated statements of operations. Comprehensiv income per share is not required to be shown o the new statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provision of SFAS 130 on January 1, 1998.

     Upon adoption of SFAS 130, the Company will classify other comprehensive income separately into foreign currency translation adjustments, unrealized gains and losses on securities and minimum pension liability adjustments.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report information about the operating segments on interim reports issued to shareholders. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beinggin after December 15, 1997. The Company plans to adopt the disclosure requirements of SFAS 131 on December 31, 1998.

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