Form 10-Q
period 1997-09-30
PHH CORP
filed 1997-11-14
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                           Commission File No. 1-7797

                                  ------------


                                 PHH Corporation
             (Exact name of Registrant as specified in its charter)


             Maryland                                             52-0551284
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

               6 Sylvan Way
   Parsippany, New Jersey                                                07054
(Address of principal executive office)                               (Zip Code)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

                                 Not Applicable
       (Former name, former address and former fiscal year, if applicable)


                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


     The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PHH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)




ASSETS                                                  September 30,      December 31,
                                                              1997              1996
                                                        ----------         ------------
CURRENT ASSETS
Cash and cash equivalents ...........................   $   11,667          $   13,779
Restricted cash .....................................       23,825              89,849
Accounts and notes receivable,
   net of allowance for doubtful accounts ...........      669,208             540,569
Other current assets ................................      149,968              70,598
                                                        ----------          ----------

TOTAL CURRENT ASSETS ................................      854,668             714,795
                                                        ----------          ----------


Property and equipment - net ........................       82,121              92,145
Excess of cost over fair value of net assets acquired
    net of accumulated amortization .................       22,366              47,279
Other assets ........................................      160,957             119,288
                                                        ----------          ----------

Total assets exclusive of assets
   management and mortgage programs .................    1,120,112             973,507
                                                        ----------          ----------

Assets under management and mortgage programs:
   Net investment in leases and leased vehicles .....    3,547,217           3,418,666
   Relocation receivables ...........................      587,310             647,664
   Mortgage loans held for sale .....................    1,162,220           1,248,299
   Mortgage servicing rights and fees ...............      305,428             288,943
                                                        ----------          ----------
                                                         5,602,175           5,603,572
                                                        ----------          ----------

TOTAL ASSETS ........................................   $6,722,287          $6,577,079
                                                        ==========          ==========





     See accompanying notes to consolidated financial statements

                        PHH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)




LIABILITIES AND SHAREHOLDERS' EQUITY                         September 30,   December 31,
                                                                    1997           1996
                                                             -----------    -------------
Accounts payable and other current liabilities ...........   $   618,953    $   492,583

Deferred revenue .........................................        49,213         42,045
                                                             -----------    -----------

Total liabilities exclusive of liabilities under programs        668,166        534,628
                                                             -----------    -----------


Liabilities under management and mortgage programs:
   Debt ..................................................     4,952,083      5,089,943
   Deferred income taxes .................................       300,683        281,948
                                                             -----------    -----------

Total liabilities under management and mortgage programs .     5,252,766      5,371,891
                                                             -----------    -----------


Commitments and contingencies


SHAREHOLDERS' EQUITY
Preferred stock - authorized 3,000,000 shares ............          --             --
Common stock, no par value - authorized 75,000,000 shares;
   issued 100 and 34,956,835 shares, respectively ........       289,168        101,155
Retained earnings ........................................       522,706        577,769
Currency translation adjustment ..........................       (10,519)        (8,364)
                                                             -----------    -----------

TOTAL SHAREHOLDERS' EQUITY ...............................       801,355        670,560
                                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $ 6,722,287    $ 6,577,079
                                                             ===========    ===========







     See accompanying notes to consolidated financial statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                   ---------------------------    ----------------------------
                                                       1997           1996           1997            1996
                                                   -------------  ------------    ------------   -------------

REVENUES:
Service fees, net:
   Fleet management services                       $      46,659  $       44,766  $    163,486   $     151,817
   Relocation services, net of interest                  112,034          70,746       266,868         204,463
   Mortgage services (net of amortization of
     mortgage servicing rights and fees and
     interest of $35,376, $30,613, $95,740
     and $86,081, respectively                            51,602          40,513       127,731          95,667
                                                   -------------  --------------  ------------   -------------
Service fees, net                                        210,295         156,025       558,085         451,947


Fleet leasing (net of depreciation and interest
   of $307,908, $283,085, $892,186 and
   $839,080, respectively                                 13,148          14,297        42,905          41,016
                                                   -------------  --------------  ------------   -------------

Net revenues                                             223,443         170,322       600,990         492,963
                                                   -------------  --------------  ------------   -------------

EXPENSES:
   Operating and administrative                          142,126         122,958       385,678         360,647
   Merger and restructuring charge associated
     with business combination                                --              --       235,312              --
   Depreciation and amortization                           5,816           7,500        18,675          21,077
                                                   -------------  --------------  ------------   -------------

Total expenses                                           147,942         130,458       639,665         381,724
                                                   -------------  --------------  ------------   -------------

Income (loss) before income taxes                         75,501          39,864       (38,675)        111,239
Provision for income taxes                                30,707          16,061        28,290          45,438
                                                   -------------  --------------  ------------   -------------

Net income (loss)                                  $      44,794  $       23,803  $    (66,965)  $      65,801
                                                   =============  ==============  =============  =============


     See accompanying notes to consolidated financial statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               1997            1996
                                                                           -------------     -------------
Operating Activities:
   Net income (loss)                                                       $    (66,965)     $      65,801
   Restructuring charge                                                         235,312                 --
   Restructuring related payments                                              (113,173)                --
   Depreciation and amortization                                                 18,675             21,077
   Increase (decrease) from changes in: Assets under management programs:
       Depreciation and amortization under management
         and mortgage programs                                                  812,309            764,173
       Mortgage loans held for sale                                              86,079           (318,767)

   Other operating activity                                                     (38,389)            79,502
                                                                           -------------     -------------
Net cash provided by operating activities                                       933,848            611,786
                                                                           ------------      -------------

Investing activities:
   Assets under management programs:
     Investment in leases and leased vehicles                                (1,565,857)        (1,217,700)
     Repayment of investment in leases and leased vehicles                      615,153            470,193
     Equity advances on homes under management                               (4,185,486)        (2,347,351)
     Repayment of advances on homes under management                          4,341,295          2,377,103
     Additions to originated mortgage servicing rights                         (147,608)          (115,219)

   Additions to property and equipment, net                                    (15,402)           (12,377)
   Proceeds from sale of subsidiary                                                  --             38,018
   All other investing activities                                                57,161             (1,052)
                                                                           ------------      --------------
Net cash used in investing activities                                          (900,744)          (808,385)
                                                                           -------------     --------------

Financing activities:
   Proceeds from issuance of other borrowings                                 2,129,157          1,296,105
   Principal payments on other borrowings                                    (1,575,852)        (1,196,294)
   Net change in short term borrowings
     under management and mortgage programs                                    (693,891)           114,518
   Parent company capital contribution                                           90,000                 --
   Stock option plan transactions                                                22,014              8,857
   Payment of dividends                                                          (6,644)           (18,356)
                                                                           -------------     --------------
Net cash provided by (used in) financing activities                             (35,216)           204,830
                                                                           -------------     -------------

Increase (decrease) in cash                                                      (2,112)             8,231
Cash at beginning of period                                                      13,779             11,091
                                                                           ------------      -------------

Cash at end of period                                                      $     11,667      $      19,322
                                                                           ============      =============


     See accompanying notes to consolidated financial statements.

                        PHH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF ACCOUNTING POLICIES

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements of PHH Corporation (the "Company") included in this Form 10-Q reflect all adjustments necessary for a fair presentation of such financial statements. There were no adjustments of an unusual nature recorded during the nine month period ended September 30, 1997 and 1996 except for a one-time pre-tax merger and restructuring charge of $235.3 million ($182.7 million after tax), (see Note 3). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the consolidated financial statements and footnotes included in the Company's financial statements included as part of the transition report on Form 10-K for the eight-month period ended December 31, 1996.

     Certain reclassifications have been made to the Company's consolidated financial statements to conform with the presentation utilized by HFS Incorporated ("HFS"), its parent company.

2.   Merger with HFS Incorporated

     Pursuant to a merger agreement (the "HFS Merger Agreement") by and among the Company, HFS and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "HFS Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. The 30.3 million shares of HFS common stock issued to shareholders and option holders of the Company represented 19.2% of the total outstanding shares of HFS at April 30, 1997.

     Under the change in control provisions of certain grantor trusts established in connection with the Company's Senior Executive Severance Plan, Supplemental Executive Retirement Plan and the PHH Excess Benefits Plan (collectively, the "Plans"), the Company was required to fund the trusts for the present value of amounts expected to be paid under the Plans, a large portion of which was due and paid on April 30, 1997. The funded and unpaid amounts of the grantor trusts are shown as restricted cash in the Consolidated Balance Sheets.

3.   Merger and Restructuring Charge

     In connection with the above-referenced mergers, the Company recorded a one-time merger and restructuring charge (the "Charge") during the second quarter of 1997 of $235.3 million ($182.7 million after tax). The Charge includes severance, facility and system consolidations and termination costs associated with exiting certain activities, and other merger-related costs associated with the restructuring of the Company's businesses. The cost was partially funded with a capital infusion of $136.0 million from HFS, the Company's parent. The charge is summarized by type as follows ($000's):

         Personnel related              $137.8
         Professional fees                25.6
         Business terminations            44.8
         Facility related and other       27.1
                                        ------
         Total                          $235.3
                                        ======


     Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the merger of HFS's relocation businesses with and into the Company's relocation service business and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from a change of control in connection with the HFS Merger. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the HFS Merger Agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees substantially all of whom are located in North America. As of September 30, 1997, 369 employees were terminated. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. Business termination charges relate to the exiting of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the strategic restructuring plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess space.

     The Company anticipates that approximately $190.3 million will be paid in cash in connection with the Charge of which $113.2 million was paid through September 30, 1997. The remaining cash portion of the Charge will be financed through cash generated from operations and borrowings under the Company's or HFS's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998. Revenue and operating results from activities hat will not be continued are not material to the results of operations of the Company.

4.   Pending Merger of HFS with CUC International Inc.

     On May 27, 1997, HFS entered into a definitive merger agreement (the "CUC Merger") with CUC International Inc. ("CUC") pursuant to which the Company is expected to merge with and into CUC. As a result of the CUC Merger, each share of HFS' common stock shall be converted into the right to receive
     2.4031 shares of CUC common stock. CUC is a leading technology-driven, membership-based consumer services company, providing its members with access to a variety of goods and services worldwide, including such services as shopping, travel, auto, dining, home improvement, lifestyle, vacation exchange, credit card and checking account enhancement packages, financial products and discount programs. The CUC Merger received approval from the respective shareholders of HFS and CUC on October 1, 1997 and is contingent upon Federal Trade Commission approval. The CUC Merger will be accounted for as a pooling of interests.

5.   Change in Fiscal Year

     On April 30, 1997, the Company's fiscal year was changed from a year ending on April 30, to a year ending on December 31, and, accordingly, the Company filed its transition report on Form 10-K for the eight-month period ended December 31, 1996. The Company's next full year will be for the period January 1, 1997 to December 31, 1997.

6.   Merger of HFS's Relocation Businesses

     In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses with and into the Company (the "Relocation Merger"). The transaction has been accounted for at historical cost with the operations of CBRS and WRM included since April 30, 1997, the date on which common control was established. Accordingly, the earnings of the CBRS and WRM of $26.8 million before tax and $15.8 million after tax for the five months ended September 30, 1997 are included in the year-to-date results.

     The following information reflects pro forma statements of income data for three-month and the nine-month periods ended September 30, 1997 and 1996 assuming the merger with CBRS and WRM occurred on January 1, 1996.


                                              Three-months ended                  Nine-months ended
                                                  September 30,                      September 30,
                                        -------------------------------    -------------------------------
                                           1997             1996              1997              1996
                                        -------------     -------------    -------------     -------------

         Net revenue                    $     222,483     $     200,821    $    633,885      $     575,804
                                        =============     =============    ============      =============

         Net income (loss)              $      44,794     $      31,047    $    (62,961)     $      80,487
                                        =============     =============    =============     =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

All comparisons within the following discussion are to the same period of the previous year, unless otherwise stated.

On April 30, 1997, HFS Incorporated ("HFS") acquired the Company by merger (the "HFS Merger"), issuing 30.3 million shares of HFS common stock in exchange for all of the outstanding common stock of the Company. The transaction was accounted for as a pooling of interests.

In June 1997, HFS merged its Coldwell Banker Relocation Services, Inc. ("CBRS") and Worldwide Relocation Management, Inc. ("WRM") relocation businesses with and into the Company. The transaction has been accounted for at historical cost with the operations of CBRS and WRM included since April 30, 1997, the date on which common control was established.

In connection with the above-referenced mergers, the Company recorded a one-time merger and restructuring charge (the "Charge") during the second quarter of 1997 of $235.3 million ($182.7 million after tax). The charge includes severance, facility and system consolidations and terminations, costs associated with exiting certain activities, and other merger-related costs associated with the restructuring of the PHH businesses. The cost was partially funded with a capital infusion of $136.0 million from HFS, the Company's parent.

The Charge was comprised of approximately $137.8 million of personnel related expenses, $25.6 million of professional fees, $44.8 million of business termination costs, $27.1 million of facility related expenses and other expenses directly associated with the above-referenced merger. Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the combination of the Company's relocation service businesses and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits. Also included in personnel related charges are supplemental retirement benefits resulting from the change of control. Several grantor trusts were established and funded by the Company to pay such benefits in accordance with the terms of the HFS merger agreement. Full implementation of the restructuring plan will result in the termination of approximately 500 employees, substantially all of whom are located in North America and of whom 369 employees were terminated as of September 30, 1997. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. Business termination charges relate to the exit of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the Company's revised strategic plan. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in the consolidation and closure of excess space.

The Company anticipates that approximately $190.3 million will be paid in cash in connection with the Charge of which $113.2 million was paid through September 30, 1997. The remaining cash portion of the Charge will be financed through cash generated from operations and borrowings under the Company's or HFS's credit facilities. It is currently anticipated that the restructuring plan will be completed in early 1998 and will result in pre-tax savings of approximately $100 million with the full benefit of cost reductions beginning in 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

Excluding the charge, income before tax and net income would have increased to $196.6 million and $115.7 million, respectively for the nine-month period ended September 30, 1997, reflecting increases from each of the Company's business segments.

Three month period ended September 30, 1997 vs. September 30, 1996

Net revenue increased 31% to $222.5 million for the three-month period ended September 30, 1997. Fleet management services net revenue increased 4% in the three-month period primarily due to increases in fuel management programs and vehicle maintenance programs. The Company sold certain of its credit card operations in January 1997 and subsequently participated in such credit card operations as a joint venture partner. Accordingly, the Company records revenue based on the equity in earnings in such joint venture. As a result, revenue in 1997 includes revenue, net of expenses, from the joint venture, compared to gross revenue received from corresponding, wholly-owned credit card operations in 1996. Assuming the joint venture commenced January 1, 1996, net revenue from fleet management services would have reflected an increase of 12% in the three-month period. Relocation services net revenue increased 58% in the three-month period ended September 30, 1997. Relocation services net revenue for the three months ended September 30, 1997 includes the results of the merged entities of CBRS and WRM. Assuming the merger with CBRS and WRM occurred January 1, 1996, pro forma relocation services net revenue increased 11% in 1997 compared to 1996. The increase in pro forma net revenue was primarily attributable to an increase in referral fees from home sale transactions. Mortgage services net revenues increased 27% in the three-month period ended September 30, 1997, primarily due to a $4.9 million (41%) increase in loan servicing fees and a $6.2 million (22%) increase in loan origination revenue, resulting from an increase in loan closings.

Nine month period ended September 30, 1997 vs September 30, 1996

Net revenue increased 22% to $601.0 million in the nine-month period ended September 30, 1997. Fleet management services net revenue increased 8% primarily due to increases mentioned above. Relocation services net revenue increased 31% in the nine-month period due to the CBRS and WRM merger. Assuming the merger with CBRS and WRM occurred January 1, 1996, pro forma relocation services net revenue increased $12.8 million (4%) for the nine-month period ended September 30, 1997 primarily as a result of an $11.8 million increase in home sale assistance revenue. Mortgage services net revenue increased $32.1 million (34%) in the nine-month period primarily due to a $25.5 million (43%) increase in loan origination revenue and an a $6.5 million (18%) increase in revenue from the servicing portfolio.

Exclusive of the Charge, total expenses in the three-month and nine-month periods increased 13% and 6% respectively due to the merger of CBRS and WRM. Excluding the effects of CBRS and WRM, operating expense in both the three-month period and the nine-month period decreased 1% and 3%, respectively. Such decline was a result of operational efficiencies realized from the second quarter restructuring of the Company's operations, partially offset by an increase in mortgage services operating expenses due to current and anticipated increased loan origination volume. Depreciation and amortization expense declined in both the three-month and nine-month period primarily due to reduced amortization expense associated with capitalized software costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company manages its funding sources to ensure adequate liquidity.

The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. For the nine months ended September 30, 1997, cash provided by operating activities increased $322.1 million to $933.8 million in 1997 compared to 1996, primarily due to increased depreciation on vehicles under operating leases and the timing of operating activities, including a decrease in mortgage loans held for sale in nine-months 1997 compared with an increase in nine-months 1996. Cash used in investing activities increased $92.4 million in nine-months 1997 compared to nine-months 1996, primarily as a result of an increase in the net investment in assets under management programs.

     Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage banking services, the company funds the mortgage loans on a short-term basis until sale to unrelated investors which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Such financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company has maintained broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company utilizes the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company has reduced outstanding debt by the sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. The Company's aggregate commercial paper outstanding totaled $2.5 billion and $3.1 billion at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997, $2.3 billion in medium-term notes and $0.2 billion in other debt securities were outstanding compared to $1.7 billion and $0.3 billion, respectively, at December 31, 1996. The Company maintains a leverage ratio under 8 to 1.

Cash used in financing activities decreased by $240.0 million for the nine months ended September 30, 1997 compared to the same prior year period, primarily as a result of a net increase in the repayments of borrowings to fund the purchase of assets under management and mortgage programs. From a risk management standpoint, borrowings not in the local currency of the business unit are converted to the local currency through the use of foreign currency forward contracts.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80% of the average amount of outstanding commercial paper. The Company has $2.5 billion in committed and unsecured credit facilities. These facilities are backed by 22 domestic and foreign banks and are comprised of $1.25 billion of lines maturing in 364 days or less and $1.25 billion maturing on March 10, 2002. In addition, the Company has approximately $300 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at September 30, 1997, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

These established means of effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, the variety of short-and long-term domestic and international funding sources, and the committed banking facilities minimize the Company's exposure to interest rate and liquidity risk.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.        Description

10.1 SECOND AMENDMENT, dated as of September 26, 1997 (the "Second Amendment"), to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997 (as heretofore and hereafter amended, supplemented or otherwise modified from time to time, the "364-Day Credit Agreement"), PHH Corporation (the "Borrower"), PHH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as agent for the US Lenders (in such capacity, the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders (in such capacity, the "Canadian Agent"; and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent.

27            Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PHH CORPORATION



Date:    November 14, 1997       By:       /s/ Scott E. Forbes
                                     ------------------------
                                         Scott E. Forbes
                                         Senior Vice President and
                                         Chief Accounting Officer

                                  EXHIBIT INDEX



Exhibit
   No.            Description

10.1 SECOND AMENDMENT, dated as of September 26, 1997 (the "Second Amendment"), to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997 (as heretofore and hereafter amended, supplemented or otherwise modified from time to time, the "364-Day Credit Agreement"), PHH Corporation (the "Borrower"), PHH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as agent for the US Lenders (in such capacity, the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders (in such capacity, the "Canadian Agent"; and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent.

27                Financial Data Schedule