Form 10-K
period 1997-12-31
PHH CORP
filed 1998-03-31
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the year ended December 31, 1997               Commission file number 1-7797


                                 PHH CORPORATION
             (Exact name of registrant as specified in its charter)

            Maryland                                                  52-0551284
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          6 Sylvan Way                                                     07054
(Address of principal executive offices)                              (Zip Code)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997: $0

Number of shares of PHH Corporation outstanding on December 31, 1997:  100

PHH Corporation meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

                                 PHH CORPORATION

                                     PART I

Item 1. Business

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and becoming a wholly owned subsidiary of HFS (the "Merger"). In connection with the Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. On December 17, 1997, pursuant to a merger agreement between CUC International Inc. ("CUC") and HFS, HFS was merged into CUC (the "CUC Merger"), with CUC surviving and changing its name to Cendant Corporation ("Cendant"). As a result of the CUC Merger, the Company became a wholly owned subsidiary of Cendant.


In connection with the Merger, on April 30, 1997, the Company's fiscal year was changed from a year ending on April 30 to a year ending on December 31.

                                     GENERAL

The Company provides a broad range of integrated management services, expense management programs and mortgage banking services to more than 3,000 clients, including many of the world's largest corporations, as well as government agencies and affinity groups. Its primary business service segments consist of fleet management services, and real estate which includes relocation services and mortgage banking services. Information as to revenues, operating income and identifiable assets by business segment is included in the Business Segments note in the Notes to Consolidated Financial Statements.

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

The Company's principal executive offices are located at 6 Sylvan Way, Parsippany, NJ 07054 (telephone 973-428-9700).

                            FLEET MANAGEMENT SERVICES

         General. The Company, through PHH Vehicle Management Services Corporation ("VMS"), is a provider of fully integrated fleet management services principally to corporate clients and government agencies comprising over 600,000 units under management on a worldwide basis. These services include vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, VMS provides managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, the United Kingdom, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. VMS offers various leasing plans for its vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements and bank lines of credit.

         Fuel and Expense Management Programs. VMS also offers fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing the VMS service card issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

         In 1997, the Company formed a joint venture to operate the fuel and expense management card programs. As part of the formation of the joint venture, the Company sold 50 percent of its interest in its United States service card business to First USA Paymentech, Inc. Cendant subsequently repurchased First USA Paymentech's interest in the joint venture in December 1997. The joint venture offers a MasterCard--branded fleet card that provides a single card payment mechanism for fuel, maintenance, purchasing, travel and entertainment. The Company believes the joint venture will provide opportunities for continued growth in the service card business in future years. The Company intends to enter into a new joint venture during the second quarter of 1998.

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

         Competitive Conditions. The principal factors for competition in vehicle management services are service quality and price. In the United States and Canada, an estimated 30% of the market for vehicle management services is served by third-party providers. There are 5 major providers of such services in North America, as well as an estimated several hundred local and regional competitors. The Company is the second largest provider of comprehensive vehicle management services in North America. In the United Kingdom, the Company is the market leader for fuel and fleet management services. Numerous local and regional competitors serve each such market element.

                              REAL ESTATE SERVICES
Relocation Services Business

                  General. Cendant Mobility Services Corporation ("Cendant Mobility"), a wholly owned subsidiary of the Company, is the largest provider of employee relocation services in the world. The employee relocation business offers relocation clients a variety of services in connection with the transfer of its clients' employees.

         The relocation services provided to customers of Cendant Mobility include primarily appraisal, inspection and selling of transferees' homes, equity advances (guaranteed by the corporate customer), purchase of a home which is not sold for at least a price determined on the appraised value within a specified time period, certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

         All costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased by one of the Company's relocation subsidiaries. Corporate clients also pay a fee for the services performed. Another source of revenue for the Company is interest on the equity advances. As a result of the obligations of corporate clients to pay the losses and guarantee repayment of equity advances, the exposure of the Company on such items is limited to the credit risk of the corporate clients of its relocation businesses and not on the potential changes in value of residential real estate. The Company believes such risk is minimal, due to the credit quality of the corporate, government and affinity clients of its relocation subsidiaries.

         Competitive Conditions . The principal methods of competition within relocation services are service quality and price. In each of the United States and Canada, there are two major national providers of such services. The Company is the market leader in the United States and Canada, and third in the United Kingdom.

Mortgage Banking Services Business

         General. The Company, through Cendant Mortgage Corporation ("Cendant Mortgage"), is the eleventh largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance in 1997. Cendant Mortgage offers services consisting of the origination, sale and servicing of residential first mortgage loans. A variety of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

          Competitive Conditions. The principal methods of competition in mortgage banking services are service, quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States.

REGULATION

     The federal Real Estate Settlement Procedures Act and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). The Company's mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing.

EMPLOYEES

As of December 31, 1997, the Company and its subsidiaries had approximately 7,210 employees.

Item 2.  Properties

The offices of VMS operations in North America are located throughout the U.S. and Canada. Primary office facilities are located in a six-story, 200,000 square foot office building in Hunt Valley, Maryland, leased until September 2003; and offices in Mississauga, Canada, consisting of 59,400 square feet, leased until February 2003.

The offices of Cendant Mobility operations in North America are located throughout the U.S. and Canada. Two primary office facilities are both located in Danbury, Connecticut, one having 92,600 square feet, leased until January 2000 and the other having 30,000 square feet, leased until Octoberber 1998. The Company is currently evaluating proposals to consolidate the operations of Cendant Mobility Services.

The offices of Cendant Mortgage are located primarily in a 127,000 square foot building in Mount Laurel, New Jersey, which is leased by the Company and expiring in 2001.

The international offices of VMS and Cendant Mobility operations located in the United Kingdom and Europe are as follows: a 129,000 square foot building which is owned by the Company located in Swindon, United Kingdom; and field offices having an aggregate of approximately 35,000 square feet located in Swindon and Manchester, United Kingdom; Munich, Germany; and Dublin, Ireland, are leased for various terms to February 2016.

The Company considers that its properties are generally in good condition and well maintained and are generally suitable and adequate to carry on the Company's business.

Item 3.  Legal Proceedings

The Company is party to various litigation matters arising in the ordinary course of business and is plaintiff in several collection matters which are not considered material either individually or in the aggregate.

Item 4.  Results of Votes of Security Holders

Not Applicable

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Not Applicable

Item 6.  Selected Financial Data

Not Applicable

Item 7. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "PHH Merger"). In connection with the PHH Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. On December 17, 1997, pursuant to a merger agreement between CUC and HFS, HFS was merged into CUC (the "Cendant Merger"), with CUC surviving and changing its name to Cendant Corporation. As a result of that merger, the Company became a wholly owned subsidiary of Cendant Corporation.

In connection with the PHH Merger, the Company's fiscal year was changed from a year ending on April 30, to a year ending December 31.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Net Revenue

Net revenue of PHH Corporation (the "Company") increased 18% to $853.7 million in 1997 from $725.7 million in 1996. The increase reflects higher revenues in both the Company's fleet management and real estate segments. Fleet management net revenues were $271.9 million in 1997 compared to $255.9 million in 1996. Real estate net revenues of $581.8 million in 1997 increased $112.0 million or 24% from 1996. The real estate segment experienced higher revenues within the underlying relocation and mortgage businesses. Relocation services revenue increased $60.5 million. In addition, referral fees and outsourcing fees increased $6.4 million (12%) and $7.9 million (14%), respectively. Mortgage services revenues rose to $179.2 million in 1997, a 40% increase from 1996, primarily due to a 40% increase in the volume of loan closings and an 18% increase in the portfolio of loans serviced.

Total Expenses

Total expenses increased $305.8 million (56%) from $549.4 million in 1996 to $855.2 in 1997. Total expenses in 1997 include $262.2 million of non-recurring merger-related charges associated with the Merger ($215.8 million charge) and the Cendant Merger ($46.4 million charge). The improved operating margins reflect operational efficiencies realized primarily from the restructuring of the Company's fleet management and relocation businesses in connection with the aforementioned mergers.

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

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage banking services, the Company funds the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company supports purchases of leased vehicles, equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Accordingly, following the announcement of the HFS Merger, S&P, Moody's and Fitch Investor Service affirmed investment grade ratings of A+, A2 and A+, respectively to the Company's debt and A1, P1 and F1, respectively, to the Company's commercial paper. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining the fee-related services. At December 31, 1997, the Company's outstanding debt was comprised of commercial paper, medium term notes and other borrowings of $2.6 billion, $2.7 billion, and $0.3 billion, respectively.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains a $2.5 billion committed and unsecured credit facility, which is backed by domestic and foreign banks and is comprised of $1.25 billion of credit lines maturing in 364 days or less and $1.25 billion maturing on March 10, 2002. In addition, the Company has approximately $180 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at December 31, 1997, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

The Company currently operates under policies limiting (a) the payment of dividends on the Company's capital stock to 40% of its net income, excluding the net of tax impact of non-recurring charges ("Adjusted Net Income") on an annual basis, less the outstanding principal balance of loans from the Company to Cendant, its parent company as of the date of any proposed dividend payment, and
(b) the outstanding principal balance of loans from the Company to Cendant to 40% of its Net Income on an annual basis, less payment of dividends on the Company's capital stock during such year.

The Company filed a shelf registration statement with the Securities and Exchange Commission effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance the assets under management and mortgage programs and for general corporate purposes.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of an alternative income measurement and its components in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No. 131 in 1998.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" effective for period beginning after December 15, 1997. The Company will adopt SFAS No. 132 in 1998.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

     The Company uses various financial instruments, particularly interest rate and currency swaps, but also options, floors and currency forwards, to manage its respective interest rate and currency risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposure. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 12 and 16.

     The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

      One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would not materially effect the 1998 net earnings of the Company based on year-end 1997 positions.

      One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect the 1998 net earnings of the Company based on year-end 1997 positions.


Item 8.  Financial Statements and Supplementary Data

See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

(a) As reported in the Company's Report on Form 8-K filed on May 14, 1997, the Board of Directors of the Company engaged the accounting firm of Deloitte & Touche LLP, as independent accountants for the Company, effective as of May 12, 1997 and, accordingly, dismissed KPMG Peat Marwick LLP in such capacity effective with the completion of their report on the financial statements of PHH Corporation included in this transition report on Form 10-K for the period ended December 31, 1996.

(b) During the eight-month transition period ended December 31, 1996 and the two most recent fiscal year ended April 30, 1996 and 1995, and the subsequent interim period through May 12, 1997, there have been no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

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

Item 14(a)(2)  Financial Statement Schedules

See Financial Statement and Financial Statement Schedule Index commencing on page F-1 hereof.

Item 14(a)(3)  Exhibits

The exhibits identified by an asterisk (*) are on file with the Commission and such exhibits are incorporated by reference from the respective previous filings. The exhibits identified by a double asterisk (**) are being filed with this report.

         Exhibit No.

         2-1 Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS Incorporated, PHH Corporation and Mercury
                  Acquisition  Corp.,  filed  as  Annex  1 in  the  Joint  Proxy
                  Statement/Prospectus included as part of Registration No. 333-24031(*).

         3-1 Charter of PHH Corporation, as amended August 23, 1996 (filed as Exhibit 3-1 to the Company's Transition Report on Form 10-K filed on July 29, 1997)(*).

         3-2      By-Laws of PHH Corporation, as amended October.(**)

         4-1 Indenture between PHH Corporation and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125(*).

         4-2 Indenture between PHH Corporation and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376(*).

         4-3 Indenture between PHH Corporation and First National Bank of Chicago, Trustee, Dated as of June 5, 1997, filed as Exhibit 4(a) to Registration Statement 333-27715(*).

         4-4 Indenture between PHH Corporation and Bank of New York, Trustee Dated as of June 5, 1997, filed as Exhibit 4(a)(11) to Registration Statement 333-27715(*).

         4-5 364-Day Credit Agreement Among PHH Corporation, PHH Vehicle Management Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and the Chase Manhattan Bank of Canada, as Canadian Agent, Dated March 4, 1997, filed as
                  Exhibit 10.1 to Registration Statement 333-27715(*).

         4-6 Five-year Credit Agreement among PHH Corporation, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated March 4, 1997 filed as Exhibit 10.2 to Registration Statement 333-27715(*).

         4-7 SECOND AMENDMENT, dated as of September 26, 1997 (the "Second Amendment"), to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997 (as heretofore and hereafter amended, supplemented or otherwise modified from time to time, the "364-Day Credit Agreement"), PHH Corporation (the "Borrower"), HH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as agent for the US Lenders (in such capacity, the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders (in such capacity, the "Canadian Agent"); and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).(*)

         10-1 Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995, filed as
                  Exhibit 1 to Registration Statement 33-63627(*).

         10-2 Distribution Agreement between the Company and Credit Suisse; First Boston Corporation; Goldman Sachs & Co. and Merrill
                  Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715(*).

         10-3 Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First Boston Corporation, Goldman
                  Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Inc. filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 1-07797.(*)

         12 Schedule containing information used in the computation of the ratio of earnings to fixed charges.(**)

         23.1     Consent of Deloitte & Touche LLP.(**)

         23.2     Consent of KPMG Peat Marwick, LLP.(**)

         27       Financial Data Schedule (filed electronically only).(**)

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

(b)      Reports on Form 8-K

         There was one report on Form 8-K filed during the fourth quarter of 1997 as follows:

         The Company filed a Current Report on Form 8-K on December 18, 1997 announcing that, as a result of the merger of HFS Incorporated and CUC International Inc., the Company became a wholly owned subsidiary of Cendant Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHH CORPORATION


                                   By       /s/ Robert D. Kunisch
                                            Robert D. Kunisch
                                            Chief Executive Officer
                                            and President
March 31, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

  /s/Robert D. Kunisch
March 31, 1998
Robert D. Kunisch
Chief Executive Officer
and President


Principal Financial Officer:

/s/  Michael P. Monaco
March 31, 1998
Michael P. Monaco
Executive Vice President,
Chief Financial Officer and Assistant Treasurer


Principal Accounting Officer:

/s/  Scott Forbes
March 31, 1998
Scott Forbes
Senior Vice President


Board of Directors:

/s/  James E. Buckman
March 31, 1998
James E. Buckman
Director

/s/  Stephen P. Holmes
March 31, 1998
Stephen P. Holmes
Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholder of PHH Corporation


We have audited the consolidated balance sheet of PHH Corporation and its subsidiaries (a wholly-owned subsidiary of Cendant Corporation), (the "Company") as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PHH Corporation for the year ended December 31, 1996 and the year ended January 31, 1996.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

We also  audited  the  adjustments  described  in Note 18 that were  applied  to restate the financial statements to give effect to the merger of Cendant Corporation's relocation business with the Company, which has been accounted for in a manner similar to a pooling-of-interests. Additionally, we also audited the Reclassifications described in Note 18 that were applied to restate the December 31, 1996 and January 31, 1996 financial statements to conform to the presentation used by Cendant Corporation. In our opinion, such adjustments and reclassifications are appropriate and have been properly applied.


Deloitte & Touche LLP
Parsippany, New Jersey
March 30, 1998

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
PHH Corporation

We have audited the accompanying consolidated balance sheet of PHH Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and January 31, 1996, before the restatement described in Note 5 and the reclassifications described in Note 18 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements (before restatement and reclassifications) referred to above present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1996 and January 31, 1996, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP
Baltimore, Maryland
April 30, 1997

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                            December 31,
ASSETS .......................................................         1997         1996
                                                                   ----------   ----------

Cash and cash equivalents ......................................   $    2,102   $   13,779
Restricted cash ................................................       23,727       89,849
Accounts and notes receivable,
     net of allowance for doubtful accounts
     of $12,058 and $8,157, respectively .......................      570,755      540,569

Property and equipment - net ...................................      105,167       92,145
Goodwill -  net ................................................       21,900       47,279
Other assets ...................................................      298,719      184,400
                                                                   ----------   ----------
Total assets exclusive of assets under programs .... ...........    1,022,370      968,021
                                                                   ----------   ----------

Assets under management and mortgage programs:
     Net investment in leases and leased vehicles ..............    3,659,049    3,418,666
     Relocation receivables ....................................      775,284      773,326
     Mortgage loans held for sale ................. ............    1,636,341    1,248,299
     Mortgage servicing rights .................................      373,049      288,943
                                                                   ----------   ----------
                                                                    6,443,723    5,729,234
                                                                   ----------   ----------
TOTAL ASSETS ...................................................   $7,466,093   $6,697,255
                                                                   ==========   ==========



                            See accompanying notes to
                       consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY ..................................          1997           1996
                                                                            -----------    -----------

Accounts payable and accrued liabilities ................................   $   698,500    $   591,589

Deferred revenue ........................................................        53,324         42,045
                                                                            -----------    -----------
Total liabilities exclusive of liabilities under programs ...... ........       751,824        633,634
                                                                            -----------    -----------

Liabilities under management and mortgage programs:
     Debt ...............................................................     5,602,600      5,089,943
                                                                            -----------    -----------
     Deferred income taxes ..................................... ........       295,707        281,948
                                                                            -----------    -----------

Total liabilities .......................................................     6,650,131      6,005,525
                                                                            -----------    -----------

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock - authorized 3,000,000 shares .............................          --             --
Common stock, no par value - authorized 75,000,000 shares;
     issued and outstanding 100 and 34,956,835 shares, respectively ......       289,157        101,143
Retained earnings ........................................................       544,244        598,951
Currency translation adjustment ..........................................       (17,439)        (8,364)
                                                                             -----------    -----------
TOTAL SHAREHOLDERS' EQUITY ..................................... .........       815,962        691,730
                                                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $ 7,466,093    $ 6,697,255
                                                                             ===========    ===========








                            See accompanying notes to
                       consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)





                                                                                      Years Ended
                                                                       -----------------------------------
                                                                             December 31,      January 31,
                                                                          1997         1996        1996
                                                                       ---------    ---------   ---------

REVENUES
   Fleet management services ............................... .......   $ 212,425    $ 199,206   $ 206,798
   Relocation services, net of interest ............................     402,515      342,064     258,707
   Mortgage services (net of amortization of mortgage
     servicing rights and interest of $180,621
     $116,897 and $80,536, respectively) ...........................     179,241      127,729      93,251
                                                                       ---------    ---------   ---------
Service fees - net .................................................     794,181      668,999     558,756
Fleet leasing (net of depreciation and interest costs of
     $1,205,184, $1,132,408 and $1,088,993, respectively) ..........      59,497       56,660      52,079
                                                                       ---------    ---------   ---------
Net revenues .......................................................     853,678      725,659     610,835
                                                                       ---------    ---------   ---------

EXPENSES
Operating ..........................................................     386,713      346,917     280,875
General and administrative .........................................     181,770      173,877     164,524
Merger-related charges associated
   with business combinations ......................................     262,170         --          --
Depreciation and amortization ......................................      24,583       28,577      32,321
                                                                       ---------    ---------   ---------
Total expenses .....................................................     855,236      549,371     477,720
                                                                       ---------    ---------   ---------

Income (loss) before income taxes ............................. ....      (1,558)     176,288     133,115

Provision for income taxes ..................................... ...      45,505       71,818      54,995
                                                                       ---------    ---------   ---------

Net income (loss) ............................................... ..   $ (48,063)   $ 104,470   $  78,120
                                                                       =========    =========   =========



                See accompanying notes to consolidated financial
                                  statements.

                        PHH Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                                       Currency
                                                               Common Stock            Retained     Translation
                                                           Shares         Amount       Earnings      Adjustment
                                                       ----------    -----------    ------------   ------------

Balance, February l, 1995 .........................    33,722,486    $    78,072    $   466,562    $   (18,855)
   Net income .....................................          --             --           78,120           --
   Cash dividends declared ........................          --             --          (22,812)          --
   Currency translation adjustment ................          --             --             --           (4,245)
   Stock option plan
     transactions, net of related
     income tax benefits ..........................       781,062         13,729           --             --
   Repurchases of common
     shares ............................... .......       (15,800)          (282)          --             --
                                                      -----------    -----------    -----------    -----------

Balance, January 31, 1996 .........................    34,487,748         91,519        521,870        (23,100)
   Less January 1996 activity:
     Net loss .....................................          --             --           (8,264)          --
     Cash dividend declared .......................          --             --            5,859           --
     Currency translation adjustment ..............          --             --             --            2,380
     Stock option plan transactions,
       net of related income tax
       benefits ....................... ...........       (35,400)          (635)          --             --

   Net income .....................................          --             --          104,470           --
   Cash dividends declared ........................          --             --          (24,984)          --
   Currency translation adjustment ................          --             --             --           12,356
   Stock option plan transactions,
     net of related income tax
     benefits .....................................       504,487         10,259           --             --
                                                      -----------    -----------    -----------    -----------

Balance, December 31, 1996 ........................    34,956,835        101,143        598,951         (8,364)

   Net loss .......................................          --             --          (48,063)          --
   Cash dividends declared ........................          --             --           (6,644)          --
   Currency translation adjustment ................          --             --             --           (9,075)
   Stock option plan transactions,
     net of related income tax
     benefits ..........................  .........       876,264         22,014           --             --
   Retirement of common stock .....................   (35,832,999)          --             --             --
   Parent company capital
     contribution .................................          --          166,000           --             --
                                                      -----------    -----------    -----------    -----------
Balance, December 31, 1997 .......................           100    $   289,157    $   544,244    $   (17,439)
                                                      ===========    ===========    ===========    ===========




                     See accompanying notes to consolidated
                             financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



Years Ended
                                                                                     December 31,        January 31,
                                                                                  1997           1996           1996
                                                                           -----------    -----------    -----------

Operating Activities:
Net income (loss) ......................................................   $   (48,063)   $   104,470    $    78,120
Merger-related restructuring charge ....................................       262,170           --             --
Merger-related restructuring payments ..................................      (106,291)          --             --
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization ..........................................        24,583         28,577         32,321
Gain on sales of mortgage servicing rights .............................       (15,849)        (5,194)       (17,400)
Accounts and notes receivable ..........................................        (5,868)       (21,037)       (31,079)
Accounts payable and other accrued liabilities .........................       (38,069)        28,168         52,778
Other ..................................................................       111,728         74,172         62,563
                                                                           -----------    -----------    -----------
                                                                               184,341        209,156        177,303
                                                                           -----------    -----------    -----------

Increase (decrease) from changes in assets under
   management and mortgage programs:
   Depreciation and amortization under
     management and mortgage programs ...................................     1,121,941      1,021,761        960,913
   Mortgage loans held for sale .........................................      (388,042)       (73,308)      (139,520)
                                                                            -----------    -----------    -----------
Net cash provided by operating activities ...............................       918,240      1,157,609        998,696
                                                                            -----------    -----------    -----------

Investing Activities:
Assets under management and mortgage programs:
   Investment in leases and leased vehicles .............................    (2,068,818)    (1,901,265)    (2,008,559)
   Repayment of investment in leases and leased vehicles ................       588,981        595,852        576,670
   Equity advances on homes under management ............................    (6,844,522)    (4,307,978)    (6,238,538)
   Payments received on advances on homes under management ..............     6,862,572      4,348,857      6,070,490
   Additions to mortgage servicing rights ...............................      (270,463)      (164,393)      (130,135)
   Proceeds from sales and transfers of leases and leased vehicles ......       186,424        162,839        109,859
                                                                            -----------    -----------    -----------
                                                                             (1,545,826)    (1,266,088)    (1,620,213)
Funding of grantor trusts ...............................................          --          (89,849)          --
Additions to property and equipment - net ...............................       (43,724)       (17,584)       (20,052)
Proceeds from sale of subsidiary ........................................          --           38,018           --
Other ...................................................................        25,173          4,271          2,926
                                                                            -----------    -----------    -----------
Net cash used in investing activities ...................................    (1,564,377)    (1,331,232)    (1,637,339)
                                                                            -----------    -----------    -----------

Financing Activities:
Liabilities under management and mortgage programs:
   Proceeds from debt issuance or borrowings ............................     2,816,285      1,656,038      1,858,826
   Principal payments on borrowings .....................................    (1,692,883)    (1,645,879)    (1,237,021)
   Net change in short term borrowings ..................................      (613,471)       231,819         17,419
                                                                            -----------    -----------    -----------
                                                                                509,931        241,978        639,224
Parent company capital contribution .....................................        90,000           --             --
Stock option plan transactions, net of related income
   tax benefits .........................................................        22,014         10,271         13,729
Payment of dividends ....................................................        (6,644)       (24,984)       (23,094)
                                                                            -----------    -----------    -----------
Net cash provided by financing activities ...............................       615,301        227,265        629,859
                                                                            -----------    -----------    -----------

Effect of exchange rates on cash and cash equivalents ...................        19,159        (46,677)         6,545
                                                                            -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents ........................       (11,677)         6,965         (2,239)
Cash and cash equivalents at beginning of period ........................        13,779          6,814          9,053
                                                                            -----------    -----------    -----------
Cash and cash equivalents at end of period ..............................   $     2,102    $    13,779    $     6,814
                                                                            ===========    ===========    ===========

                     See accompanying notes to consolidated
                             financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation and description of business:

     PHH Corporation together with its wholly owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. On April 30, 1997, the Company merged with HFS
     Incorporated ("HFS") and on December 17, 1997, HFS together with the Company, was merged with and into CUC International Inc. ("CUC"), (the "Cendant Merger") (See Notes 3 and 4). Effective with the Cendant Merger, the Company became a wholly owned subsidiary of Cendant. However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented. A description of the Company's industry segments and underlying businesses are as follows:

     Fleet management segment

     . Fleet management. Fleet management services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee -based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements. Open-end operating leases and direct financing leases generally have a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically have a longer term, usually 30 months or more, but are cancelable under certain conditions.

     Real estate segment

     - Relocation. Relocation services are provided to client corporations and include selling transferee residences, providing equity advances on transferee residences for the purchase of new homes and certain home management services. The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services and property dispositions for financial institutions and government agencies.

     - Mortgage. Mortgage services primarily include the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

2.   Summary of Significant Accounting Policies

     Principles of consolidation: The consolidated financial statements include the accounts and transactions of the Company together with its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Cash and cash equivalents: The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted cash: Restricted cash consists of cash held in trust for employee benefit liabilities which were required to be funded prior to consummation of the merger of the Company with and into HFS. The Company funded several grantor trusts in accordance with the merger agreement.

     Property and equipment: Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter.

     Goodwill: Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated useful lives, ranging over various periods up to a maximum of 40 years. At December 31, 1997 and 1996, accumulated amortization amounted to $18.7 million and $19.7 million, respectively.

     Asset Impairment: The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. Property and equipment is evaluated separately within each business segment. The recoverability of goodwill is evaluated on a separate basis for each acquisition.

     Revenue and expense recognition:

     Fleet management. Revenues from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred. The Company records the cost of leased vehicles as "net investment in leases and leased vehicles." Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms. Vehicles under operating leases are amortized using the straight-line method over the expected lease term.

     Relocation. The relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property, however, it does not generally record the deed or transfer of title. Transferring employees are provided equity on their home based on an appraised value determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home.
     The gain or loss on resale is generally borne by the client corporation.

     While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate based on various indices.
     Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance, are generally borne by the client. All such costs are generally guaranteed by the client corporation. The client normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced billing.

     Revenues and related costs associated with the resale of a residence are recognized upon closing of such resale. Relocation services revenue is shown net of costs reimbursed by client corporations and interest expenses incurred to fund the purchase of a transferee's residence. Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions. The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, and property dispositions for financial institutions and government agencies. Revenues from these fee-based services are recognized when the service is provided.

     Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans and direct loan origination costs associated with loans held for resale are deferred until the loan is sold. Fees received for servicing loans owned by investors are based on the difference between the weighted average yield received on the mortgages and the amount paid to the investor, or on a stipulated percentage of the outstanding monthly principal balance on such loans. Servicing fees are credited to income when received. Costs associated with loan servicing are charged to expense as incurred.

     Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. The Company acquires mortgage-servicing rights by originating or purchasing mortgage loans and selling those loans with servicing retained, or it may purchase mortgage-servicing rights separately. The carrying value of mortgage servicing rights is amortized over the estimated life of the related loan portfolio. Such amortization is recorded as a reduction of loan serving fees in the consolidated statements of income. Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The carrying value of the loans excludes the cost assigned to originated servicing rights (see Note 10). Such gains and losses are also increased or decreased by the amount of deferred mortgage servicing fees recorded.

     The Company reviews the recoverability of mortgage servicing rights based on their fair values, and records impairment to individual strata. For measuring impairment, the interest rate bands of the underlying loans are the risk characteristic used to stratify the capitalized servicing portfolio. To determine the fair value of mortgage servicing rights, the Company uses market prices for comparable mortgage servicing, when available, or alternatively uses a valuation model that calculates a present value for mortgage servicing rights with assumptions that market participants would use in estimating future net servicing income.

     Income taxes: The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for U.S. income taxes on approximately $128.4 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1997 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable. In addition, it is estimated that foreign withholding taxes of approximately $2.1 million may have been payable if such earnings were remitted.

     Accounts and notes receivable: Changes in the allowance for doubtful accounts, including the provision for bad debts, write-offs and recoveries are not material.

     Translation of foreign currencies: Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet dates, equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included in shareholders' equity. Gains and losses resulting from the change in exchange rates realized upon settlement of foreign currency transactions are substantially offset by gains and losses realized upon settlement of forward exchange contracts. Therefore, the resulting net income effect of transaction gains and losses in the years ended December 31, 1997 and 1996 and January 31, 1996 was insignificant.

     Reclassifications: Certain reclassifications have been made to the historical financial statements of the Company to conform with the presentation used subsequent to the Cendant Merger. (See Note 18)

3.   Merger with HFS Incorporated

     Pursuant to a merger agreement (the "HFS Merger Agreement") by and among the Company, HFS and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, which became a wholly owned subsidiary of HFS (the "HFS Merger"). In connection with the HFS Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock (72.8 million equivalent shares of Cendant common stock). Prior to the HFS Merger, the Company maintained incentive and non-statutory stock option plans for its key employees and outside directors. Upon consummation of the HFS Merger, all unexercised Company stock options were converted into .737 million shares of HFS common stock (1.8 million shares of Cendant common stock).

     Pursuant to the change of control provisions under the HFS Merger Agreement, certain grantor trusts were established in connection with the Senior Executive Severance Plan, Supplemental Executive Retirement Plan and the Company's Excess Benefits Plan (collectively, the "Plans"). The Company was required to fund the trusts for the present value of amounts expected to be paid under the Plans, a large portion of which was due and paid on April 30, 1997. The funded amounts of the grantor trusts, which remain unpaid, are shown as restricted cash in the Consolidated Balance Sheets.

     In connection with the HFS Merger, to conform with its parent company's calendar year end, the Company changed its fiscal year end from April 30 to December 31, and accordingly, filed a transition report on Form 10-K for the eight month period ended December 31, 1996. In connection with its change in fiscal year, the Company has restated its financial statements to present its financial position as of December 31, 1997 and 1996 and its operating results and cash flows for the years ended December 31, 1997 and 1996 and January 31, 1996. As a result of such restatement, the Company's operating results for January 1996 have been duplicated and, accordingly, an adjustment has been made to 1996 retained earnings for such one-month period for the duplication of net loss of $8.3 million and cash dividends declared of $5.9 million.

4.   Merger of HFS with CUC

     On December 17, 1997, HFS (together with the Company) was merged with and into CUC to form Cendant Corporation ("Cendant"). The Cendant Merger was consummated with CUC issuing 440.0 million shares of its common stock in exchange for all of the outstanding common stock of HFS. Pursuant to the terms of the agreement and plan of merger, HFS shareholders received 2.4031 shares of CUC common stock for each share of HFS common stock. Upon consummation of the Cendant Merger, CUC changed its name to Cendant Corporation and effective with such merger, the Company became a wholly owned subsidiary of Cendant. As a combined company, Cendant is a leading global provider of various services to businesses serving consumer industries.

5.    Merger of HFS's Relocation Business

     During June 1997, HFS merged its relocation business with and into the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling-of-interests. (See Note
     18)

  6. Merger-Related Charges

     Cendant Merger

     In connection with the Cendant Merger, the Company recorded a merger-related charge (the "Cendant Charge") of $46.4 million ($32.5 million after tax). The Cendant Charge includes termination costs associated with exiting certain activities associated with fleet management operations and other merger-related costs associated with the restructuring of the Company's businesses as a result of the Cendant Merger.

     HFS Merger

     In connection with the HFS Merger, the Company recorded a merger and related charge (the "HFS Merger Charge") during 1997 of $215.8 million ($176.3 million after tax). The HFS Merger Charge includes severance, facility and system consolidations and termination costs associated with exiting certain activities, and other merger-related costs associated with the restructuring of the Company's businesses. Both charges are summarized by type as follows ($ in millions):

                                                                     Total
                                 HFS Merger  Cendant Merger   Merger-Related
                                     Charge        Charge          Charges
                                 ----------  --------------   --------------
Personnel related ............   $  130.8      $    --        $  130.8
Professional fees ............       25.6           --            25.6
Business terminations ........       44.8         45.7            90.5
Facility related and other ....      14.6           .7            15.3
                                   ------        -----          ------
Total .........................  $  215.8      $  46.4        $  262.2
                                   ======        =====          ======

     Personnel related charges are comprised of costs incurred in connection with employee reductions associated with the merger of HFS's relocation businesses with and into the Company's relocation service business and the consolidation of corporate activities. Personnel related charges include termination benefits such as severance, medical and other benefits as well as supplemental retirement benefits resulting from a change of control in connection with the HFS Merger. Full implementation of the restructuring plan will result in the termination of approximately 500 employees substantially all of whom are located in North America, a majority of which were terminated as of December 31, 1997. The Company to implement its restructuring plan relating to its Relocation services business and expects to be substantially complete with the plan in the second quarter of 1998. Professional fees are primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. Business termination charges relate to the exiting of certain activities associated with fleet management, mortgage services and ancillary operations in accordance with the strategic restructuring plan. Included in such charges is a $25 million write-off of goodwill associated with the Company exiting a portion of its closed end fleet leasing business. Facility related expenses include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess space.

     The Company anticipates that approximately $174.3 million will be paid in cash in connection with the HFS Merger Charge of which $106.3 million was paid through December 31, 1997. The payments were partially funded with a capital infusion from HFS of $166.0 million, $90.0 million of which was paid in the third quarter of 1997 and the balance of which was paid during the first quarter of 1998. The cash portion of the HFS Merger Charge remaining at December 31, 1997 will be financed from the capital infusion, cash generated from operations or borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in the spring of 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

7.   Property and Equipment

     Property and equipment consists of ($000's):

                                                             Useful Lives                December 31,
                                                               In Years              1997              1996
                                                             ------------       -------------     -----------

     Land                                                                        $     6,826      $     9,122
     Building and leasehold improvements                        5 - 50                28,601           55,967
     Furniture, fixtures and equipment                          3 - 10               184,345          145,294
                                                                                ------------      -----------
                                                                                     219,772          210,383
     Accumulated depreciation and amortization                                      (114,605)        (118,238)
                                                                                ------------      -----------
     Property and equipment - net                                                $   105,167      $   92,145
                                                                                ============      ==========



8.   Net Investment in Leases and Leased Vehicles

     The net investment in leases and leased vehicles consists of ($000's):

                                                                                         December 31,
                                                                                       1997             1996
                                                                                ---------------    -------------

     Vehicles under open-end operating leases                                   $   2,640,076    $   2,617,263
     Vehicles under closed-end operating leases                                       577,245          443,853
     Direct financing leases                                                          440,757          356,699
     Accrued interest on leases                                                           971              851
                                                                                -------------    -------------
     Net investment in leases and leased vehicles                               $   3,659,049    $   3,418,666
                                                                                =============    =============



     The Company records the cost of leased vehicles as an "investment in leases and leased vehicles." The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms. Lessee repayments of investment in leases and leased vehicles for 1997 and 1996 were $1.6 billion, in both 1997 and 1996 and the ratio of such repayments to the average net investment in leases and leased vehicles in 1997 and 1996 was 46.80% and 47.19%, respectively.

     The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have consistently been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $5.0 billion and $2.4 billion, respectively, at December 31, 1997 and $4.6 billion and $2.0 billion, respectively, at December 31, 1996.

     Under the other type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements was $754.4 million and $177.2 million, respectively, at December 31, 1997 and $600.6 million and $156.7 million, respectively, at December 31, 1996. The Company believes adequate reserves are maintained in the event of loss on vehicle disposition.

     Under the direct financing lease agreements, resale of the vehicles upon termination of the lease is generally for the account of the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

     Gross leasing revenues, which are reflected in fleet leasing on the Consolidated Statements of Operations consist of ($000's):



                                                                                  For the Years Ended
                                                                ------------------------------------------------
                                                                          December 31,               January 31,
                                                                     1997              1996             1996
                                                                -------------     -------------    -------------

     Operating leases                                           $   1,222,865     $   1,145,745    $   1,098,697
     Direct financing leases, primarily interest                       41,816            43,323           42,375
                                                                -------------     -------------    -------------
                                                                $   1,264,681     $   1,189,068    $   1,141,072
                                                                =============     =============    =============


     Other managed vehicles are subject to leases serviced by the Company for others, and neither the vehicles nor the leases are included as assets of the Company. The Company receives a fee under such agreement, which covers or exceeds its cost of servicing.

     The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $7.6 million and $7.1 million at December 31, 1997 and 1996, respectively or guarantees to a maximum extent. There were no guarantees to a maximum extent outstanding at December 31, 1997 and 1996, respectively. All such credit risk has been included in the Company's consideration of related reserves. The outstanding balances under such agreements aggregated $224.6 million and $158.5 million at December 31, 1997 and 1996, respectively.

     Other managed vehicles with balances aggregating $75.6 million and $93.9 million at December 31, 1997 and 1996, respectively, are included in a special purpose entity which is not owned by the Company. This entity does not require consolidation as it is not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling approximately $69.6 million and $47.4 million at December 31, 1997 and 1996, respectively, are owned by special purpose entities which are owned by the Company. However, such assets and related liabilities have been netted in the Consolidated Balance Sheet since there is a two-party agreement with determinable accounts, a legal right of offset exists and the Company exercises its right of offset in settlement with client corporations.

9.   Mortgage Loans Held for Sale

     Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. There was no valuation reserve at December 31, 1997 and the valuation reserve was approximately $10.1 million at December 31, 1996. The Company issues mortgage-backed certificates insured or guaranteed by the Fannie Mae Corp.
     (FNMA),   Federal  Home  Loan  Mortgage  Corporation  (FHLMC),
     Government National Mortgage Association (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration. The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $4.6 billion and $3.4 billion at December 31, 1997 and 1996, respectively. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of December 31, 1997, mortgage loans sold with recourse amounted to approximately $58.5 million. The Company believes adequate reserves are maintained to cover all potential losses.

10.  Mortgage Servicing Rights and Fees

     Capitalized mortgage servicing rights and fees activity was as follows ($000's):



                                                    Mortgage
                                                   Servicing          Impairment
                                               Rights & Fees           Allowance             Total
                                               -------------         -----------        ----------


     Balance February 1, 1995                  $      97,213          $         -       $   97,213
         Additions                                   130,135                    -          130,135
         Amortization                                (28,556)                   -          (28,556)
         Write-down/provision                         (1,630)              (1,386)          (3,016)
         Sales                                        (4,342)                   -           (4,342)
                                               -------------           ----------       ----------
     Balance January 31, 1996                        192,820               (1,386)         191,434
     Less: PHH activity for January
         1996 to reflect change in
         PHH fiscal year                             (14,020)                 183          (13,837)

         Additions                                   164,393                    -          164,393
         Amortization                                (51,750)                   -          (51,750)
         Write-down/provision                             -                   622              622
         Sales                                        (1,919)                   -           (1,919)
                                                ------------          -----------       ----------
     Balance December 31, 1996                       289,524                 (581)         288,943
         Additions                                   270,463                    -          270,463
         Amortization                                (95,619)                   -          (95,619)
         Write-down/provision                             -                (4,076)          (4,076)
         Sales                                       (33,125)                   -          (33,125)
         Other                                       (53,537)                   -          (53,537)
                                               -------------          -----------       ----------
     Balance December 31, 1997                   $   377,706           $   (4,675)      $  373,049
                                                 ===========           ===========      ==========


     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides criteria for: (i) recognizing the transfer of assets as sales or secured borrowings; (ii) recognizing servicing assets and other retained interests in the transferred assets and; (iii) overall guidance for amortizing servicing rights and measuring such assets for potential impairment. The servicing right and any other retained interests are recorded by allocating the previous carrying amount between assets sold and the retained interests, based on their relative fair values at the date of the transfer. SFAS No. 125 also eliminated the distinction between the various classes of servicing rights (purchased, originated, excess). Upon adoption of the statement, assets previously recognized as excess servicing rights were classified as mortgage servicing rights to the extent that the recorded value related to the contractually specified servicing fee. The remaining recorded asset represents an interest-only strip in the amount of $48.0 million, which has been reclassified to mortgage related securities. The impact of adopting SFAS No. 125 was not material to the Company's financial statements.

     The Company stratifies its servicing rights according to the interest rate bands of the underlying mortgage loans for purposes of impairment evaluation. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to, and over the period of the projected net servicing income. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence.

11.  Liabilities Under Management and Mortgage Programs

     Borrowings to fund assets under management and mortgage programs are classified as "Liabilities under management and mortgage programs" and consists of the following ($000's):

                                                             December 31,
                                                  ------------------------------
                                                        1997            1996
                                                  -------------    -------------
     Commercial paper                             $   2,577,534    $   3,090,843
     Medium-term notes                                2,747,800        1,662,200
     Other                                              277,266          336,900
                                                  -------------      -----------
     Liabilities under management and mortgage
          programs - debt                         $   5,602,600    $   5,089,943
                                                  =============    =============

     Commercial paper, all of which matures within 90 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 5.9% and 5.4% at December 31, 1997 and 1996, respectively.

     Medium-term notes of $2.6 billion represent unsecured loans, and mature during 1998. The weighted average interest rates on such medium-term notes were 5.9% and 5.7% at December 31, 1997 and 1996, respectively. The remaining $0.1 billion of medium-term notes represents an unsecured obligation having a fixed interest rate of 6.5% with interest payable semi-annually and a term of seven years payable in full in the year 2000.

     Other liabilities under management and mortgage programs are principally comprised of unsecured debt, all of which matures during 1998, and includes borrowings under short-term lines of credit and other bank facilities. The weighted average interest rate on unsecured debt was 6.7% and 5.8% at December 31, 1997 and 1996, respectively.

     Interest expense is incurred on indebtedness, which is used to finance fleet leasing, relocation, and mortgage servicing activities. Interest incurred on borrowings used to finance fleet leasing activities was $177.0 million, $161.8 million and $159.7 million for the years ended December 31, 1997 and 1996 and January 31, 1996, respectively, and is included net within fleet leasing revenue in the Consolidated Statements of Operations. Interest related to equity advances on homes was $32.0 million, $35.0 million and $26.0 million for the years ended December 31, 1997 and 1996 and January 31, 1996, respectively. Interest related to mortgage servicing activities were $77.6 million, $63.4 million and $49.9 million for the years ended December 31, 1997 and 1996 and January 31, 1996, respectively. Interest expenses incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within service fee revenue in the Consolidated Statements of Operations. Total interest payments were $290.7 million, $262.0 million and $261.1 million for the years ended December 31, 1997, 1996 and January 31, 1996.

     The Company maintains a $2.5 billion syndicated unsecured credit facility backed by a consortium of domestic and foreign banks. The facility is comprised of $1.25 billion of credit lines maturing in 364 days and $1.25 billion maturing in five years. Under this facility and prior facilities, the Company is obligated to pay annual commitment fees, which were $1.7 million, $2.4 million and $2.3 million for the years ended December 31, 1997,1996 and January 31, 1996, respectively. The Company had other unused lines of credit of $180.7 and $301.5 million at December 31, 1997 and 1996, respectively, with various banks.

     Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates, by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold.

     Projections of estimated liquidations of assets under management and mortgage programs and the related estimated repayments of liabilities under management and mortgage programs as of December 31, 1997, are set forth as follows ($000's):

                   Assets under Management          Liabilities Under Management
         Years       and Mortgage Programs             and Mortgage Programs (1)
         -----       ---------------------           --------------------------

         1998          $   3,321,381                 $   2,746,592
         1999              1,855,212                              1,702,595
         2000                838,564                                766,357
         2001                272,835                                245,761
         2002                 92,901                                 84,357
         2003-2007            62,830                                 56,938
                       -------------                          -------------
                       $   6,443,723                          $   5,602,600
                       =============                          =============

     --------------
     (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.

12.  Fair Value of Financial Instruments and Servicing Rights

     The following methods and assumptions were used by the Company in estimating fair value disclosures for material financial instruments. The fair values of the financial instruments presented may not be indicative of their future values.

     Mortgage loans held for sale: Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained. Gains (losses) on mortgage-related positions used to reduce the risk of adverse price fluctuations for both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued are included in the carrying amount of mortgage loans held for sale.

     Mortgage servicing rights: Fair value is estimated based on market quotes and discounted cash flow analyses based on current market information including market prepayment rates consensus. Such market information is subject to change as a result of changing economic conditions.

     Debt: The fair value of the Company's Medium-term notes is estimated based on quoted market prices.

     Interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options: The fair value of interest rate swaps, foreign exchange contracts, forward delivery commitments, futures contracts and options is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

     The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows ($000's):



                                                          1997                                      1996
                                        ----------------------------------------   ------------------------------------
                                                                       Estimated                              Estimated
                                           Notional     Carrying            Fair       Notional     Carrying      Fair
                                             Amount       Amount           Value         Amount       Amount      Value
                                        -----------  -----------      ----------   ------------ ------------ ----------

   Other assets:
     Investment in mortgage related
       securities under management
       and mortgage programs            $         -  $    48,020      $   48,020   $         -  $         -  $         -
   Assets under management and
   mortgage programs:
     Relocation receivables                       -      775,284         775,284             -      773,326      773,326
     Mortgage loans held for sale                 -    1,636,341       1,668,140             -    1,248,299    1,248,299
     Mortgage servicing rights                    -      373,049         394,572             -      288,943      324,135
   Liabilities under management
   and mortgage programs:
     Debt                                         -    5,602,600       5,604,237             -    5,089,943    5,089,943
   Off balance sheet:
     Interest rate swaps                  2,550,143            -               -     1,670,155            -            -
       In a gain position                         -            -           5,550             -            -        2,457
       In a loss position                         -            -          (3,865)            -            -      (10,704)
     Foreign exchange forwards              415,453            -           2,533       329,088            -       10,010
   Mortgage-related positions:(a)
       Forward delivery
         commitments                      2,582,500       19,437         (16,184)    1,703,495       11,425        7,448
         Option contracts to sell           290,000          539               -       265,000          952          746
         Option contracts to buy            705,000        1,094           4,355       350,000        1,346         (463)
     Treasury options used to hedge
       servicing rights                     331,500        4,830           4,830       313,900        1,327          278
     Constant maturity
       treasury floors                      825,000       12,530          17,100             -            -            -
     Interest rate swaps                    175,000        1,250           1,250             -            -            -
     ---------


(a) Gains (losses) on mortgage-related positions are included in the determination of market value of mortgage loans held for sale.

13.  Commitments and Contingencies

     Leases: The Company has noncancelable operating leases covering various equipment and facilities. Rental expense for the years ended December 31, 1997 and 1996 and January 31, 1996 approximated $22.5 million, $24.6 million and $24.3 million, respectively.

     Future minimum lease payments required under non-cancelable operating leases as of December 31, 1997 are as follows ($000's):

              1998                            $     22,141
              1999                                  22,072
              2000                                  20,207
              2001                                  13,463
              2002                                  11,417
              Thereafter                            34,219
                                               -----------
              Total minimum lease payments     $   123,519
                                               ===========


     Contingent liabilities: The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14.  Income Taxes

     The income  tax  provision consists of ($000's):

                                                                                          For the Years Ended
                                                                                ----------------------------------
                                                                                      December 31,     January 31,
                                                                                    1997        1996       1996
                                                                                --------    --------   -----------

     Current
         Federal ............................................................   $ 22,762    $ 10,527   $ (5,354)
         State ..............................................................      6,097       3,497      7,611
         Foreign ............................................................     14,338       8,806      7,138
                                                                                --------    --------   --------
                                                                                  43,197      22,830      9,395
                                                                                --------    --------   --------
     Deferred
         Federal ............................................................      5,697      42,888     43,900
         State ..............................................................       (814)      5,300        700
         Foreign ............................................................     (1,575)        800      1,000
                                                                                --------    --------   --------
                                                                                   3,308      48,988     45,600
                                                                                --------    --------   --------
     Provision for income taxes .............................................   $ 46,505    $ 71,818   $ 54,995
                                                                                ========    ========   ========

     Net deferred income tax assets and liabilities are comprised of the following ($000's):



                                                                                       December 31,
                                                                                  1997               1996
                                                                             -------------     -------------

     Merger-related costs                                                    $      12,817     $          -
     Current net deferred tax asset (accrued liabilities and
         deferred income)                                                           48,530           44,748
                                                                             -------------     -------------
                                                                             $      61,347     $     44,748
                                                                             =============     =============

     Management and mortgage programs:
     Depreciation                                                            $    (233,080)    $   (245,146)
     Unamortized mortgage servicing rights                                         (74,586)         (51,239)
     Accrued liabilities and deferred income                                         9,476            1,359
     Alternative minimum tax and net operating loss carryforwards                    2,483           13,078
                                                                             -------------     ------------
     Net deferred tax liabilities under management
         and mortgage programs                                               $    (295,707)    $   (281,948)
                                                                             ==============    =============


     The Company has $2.5 million of alternative minimum tax carryforwards at December 31, 1997, which may be carried forward indefinitely.

     The Company paid income taxes of $16.1 million, $2.5 million and $6.3 million for the years ended December 31, 1997,1996 and January 31, 1996, respectively.

     The Company's effective income tax rate differs from the statutory federal rate as follows:


                                                                                  For the Years Ended
                                                                     -----------------------------------------
                                                                            December 31,           January 31,
                                                                        1997           1996          1996
                                                                     -----------    -----------    -----------

     Federal statutory rate                                               (35.0%)        35.0%           35.0%
     Merger-related costs                                               2,994.1%            -              -
     State income taxes net of federal benefit                             19.6%          3.9%            4.1%
     Amortization of non-deductible goodwill                                3.6%           .5%            0.9%
     Foreign tax in excess of domestic rate                                (5.3%)         1.0%            0.9%
     Other                                                                  7.9%          0.3%            0.4%
                                                                     -----------    -----------      ---------
     Effective tax rate                                                 2,984.9%         40.7%           41.3%
                                                                     ===========    ==========      ==========


15.  Employee Benefit Plans

     Under provisions of the Company's employee investment plan, a qualified retirement plan, eligible employees may generally have up to 10% of their base salaries withheld and placed with an independent custodian and elect to invest in common stock of Cendant, an index equity fund, a growth equity fund, an international equity fund, a fixed income fund, an asset allocation fund, and/or a money market fund. The Company's contributions vest proportionately in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. The Company matches employee contributions to 3% of their base salaries, with up to an additional 3% match available at the time of deferral. The Company's additional matches of employee contributions greater than 3% up to 6%, were 50% in 1997, 75% in 1996 and 50% in 1995. The additional match is allocated into the investment elections noted above based on the same percentage as the respective employees' base salary withholdings. The Company's expenses for contributions were $5.1 million, $4.7 million and $4.4 million for the years ended December 31, 1997, 1996 and January 31, 1996, respectively.

     Pension and supplemental retirement plans

     The Company has a non-contributory defined benefit pension plan covering substantially all domestic employees of the Company and its subsidiaries. The Company's foreign subsidiary located in the United Kingdom has a contributory defined benefit pension plan, with participation at the employee's option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for both plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate from time to time. The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations.

     Net costs included the following ($000's):

                                                                                      For the Years Ended
                                                                     --------------------------------------------
                                                                              December 31,            January 31,
                                                                         1997             1996             1996
                                                                     ----------       -----------      ---------

     Service cost                                                    $    5,851       $    5,594       $    4,927
     Interest cost                                                        8,678            8,268            7,391
     Actual return on assets                                             (8,474)         (10,313)          (9,019)
     Net amortization and deferral                                          141            3,905            3,712
                                                                     -----------     -----------       ----------
     Net cost                                                        $    6,196       $    7,454       $    7,011
                                                                     ===========     ===========       ==========


      A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheets is as follows ($000's):



      Funded plans                                                                       December 31,
                                                                                    1997             1996
                                                                                -----------        ---------

      Accumulated benefit obligation:
          Vested                                                                 $   77,182        $  69,743
          Unvested                                                                    8,061            7,058
                                                                                -----------        ---------
      Total accumulated benefit obligation                                       $   85,243        $  76,801
                                                                                ===========        =========


      Projected benefit obligation                                               $  108,139        $  97,145
      Funded assets, at fair value (primarily common stock and bond
          mutual funds)                                                            (102,731)         (88,416)
      Unrecognized net (gain) loss from past experience different from that
          assumed and effects of changes in assumptions                               1,445           (4,544)
      Unrecognized prior service cost                                                   508             (761)
      Unrecognized net obligation                                                      (300)            (356)
                                                                                -----------        ---------
      Recorded liability                                                        $     7,061        $   3,068
                                                                                ===========        =========


                                                                                           December 31,
                                                                                    1997             1996
                                                                                -----------        ---------


      Unfunded plans Accumulated benefit obligation:
          Vested                                                                $     1,657       $   13,031
          Unvested                                                                       12              601
                                                                                ------------      ---------
      Total accumulated benefit obligation                                      $     1,669       $   13,632
                                                                                ============      =========


      Projected benefit obligation                                              $     1,982       $   17,977
      Unrecognized net loss from past experience different from that
          assumed and effects of changes in assumptions                                 (25)          (3,087)
      Unrecognized prior service cost                                                  (175)          (2,641)
      Unrecognized net obligation                                                        --           (1,237)
      Minimum liability adjustment                                                       --            2,620
                                                                                -----------        ---------
      Recorded liability                                                        $     1,782        $  13,632
                                                                                ===========        =========


      Significant percentage assumptions used in determining the cost and related obligations under the domestic pension and unfunded supplemental retirement plans are as follows:

                                                                   For the Years Ended
                                                     --------------------------------------------
                                                                December 31,          January 31,
                                                          1997             1996             1996
                                                     ---------      -----------       ----------
       Discount rate                                     8.00%            8.00%             8.00%
       Rate of increase in compensation                  5.00%            5.00%             5.00%
       Long-term rate of return on assets               10.00%           10.00%             9.50%


       In connection with the HFS Merger and the resulting change in control of the Company's supplemental retirement plans, the Company recognized a loss of $20.2 million, which reflects a curtailment of the plans and the related contractual termination of benefits, and settlement of certain plan obligations. The loss was recorded as a component of the HFS Merger Charge for the year ended December 31, 1997.

       Postretirement benefits other than pensions

       The Company provides health care and life insurance benefits for certain retired employees up to the age of 65. A summary of the plan's status and the Company's recorded liability recognized in the Consolidated Balance Sheets was as follows ($000's):


                                                                          December 31,
                                                                     1997              1996
                                                                -----------       -----------

       Accumulated postretirement benefit obligation:
       Active employees                                        $      5,829      $      5,811
       Current retirees                                               2,214             1,670
                                                               ------------      ------------
       Total accumulated postretirement benefit obligation            8,043             7,481
       Unrecognized transition obligations                           (4,506)           (4,799)
       Unrecognized net gain                                          2,441             1,832
                                                                 ----------      ------------
       Recorded liability                                        $    5,978      $      4,514
                                                                 ==========      ============

       Net  periodic   postretirement   benefit  costs  included  the  following
components ($000's):

                                                                     For the Years Ended
                                                    ----------------------------------------------
                                                               December 31,            January 31,
                                                           1997             1996            1996
                                                    -----------      -----------       -----------


          Service cost                              $       857      $       830       $      755
          Interest cost                                     582              526              519
          Net amortization and deferral                     173              199              237
                                                    -----------      -----------       ----------
          Net cost                                  $     1,612      $     1,555       $    1,511
                                                    ===========      ===========       ==========


          Significant percentage assumptions used in determining the cost and obligations under the postretirement benefit plan are as follows:


                                                                               For the Years Ended
                                                               -----------------------------------------
                                                                      December 31,           January 31,
                                                                   1997          1996            1996
                                                               --------     ---------        -----------

          Discount rate                                          8.00%          8.00%             8.00%
          Health care costs trend rate for subsequent year       8.00%         10.00%            10.00%



     The health care cost trend rate is assumed to decrease gradually through the year 2004 when the ultimate trend rate of 4.75% is reached. At December 31, 1997, a one-percentage-point increase in the assumed health care cost trend rate for each future year would increase the annual service interest cost by approximately $149,000 and the accumulated postretirement benefit obligations by approximately $564,000.

16.  Derivative Financial Instruments

     The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued. The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivatives activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

     Interest rate swaps: If the interest characteristics of the funding mechanism that the Company uses does not match the interest characteristics of the assets being funded, the Company enters into interest rate swap agreements to offset the interest rate risk associated with such funding. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. For the years ended December 31, 1997 and 1996, the Company's hedging activities increased interest expense $4.0 million and $4.1 million, respectively, and had no effect on its weighted average borrowing rate. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges.

     The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps employed at December 31, 1997 ($000's):


                                                                                Maturities
                                           ----------------------------------------------------------------------------------
                                               Total      1998        1999           2000         2001       2002        2003
                                           ---------   ----------   ---------   ---------    ---------    --------   --------

     United States
     Commercial Paper:
          Pay fixed/receive floating:
          Notional value                    $355,753   $ 184,276    $ 110,146    $ 40,631   $  11,825    $  3,375    $  5,500
          Weighted average receive rate                    5.68%        5.68%       5.68%       5.68%       5.68%       5.68%
          Weighted average pay rate                        6.25%        6.29%       6.19%       6.28%       6.40%       6.61%

        Medium-Term Notes:
          Pay floating/receive fixed:
          Notional value                     586,000     500,000                   86,000
          Weighted average receive rate                    6.12%                    6.71%
          Weighted average pay rate                        5.89%                    5.89%

          Pay floating/receive floating:
          Notional value                     965,000     965,000
          Weighted average receive rate                    5.76%
          Weighted average pay rate                        5.70%

      Canada
       Commercial Paper:
          Pay fixed/receive floating:
          Notional value                      54,814      29,574       18,388         5,943       909
          Weighted average receive rate                    4.53%        4.53%         4.53%     4.53%
          Weighted average pay rate                        5.36%        5.12%         4.89%     4.93%

          Pay floating/receive floating:
          Notional value                      59,746      31,178       16,709         6,498     5,060        301
          Weighted average receive rate                    5.88%        5.88%         5.88%     5.88%      5.88%
          Weighted average pay rate                        4.91%        4.91%         4.91%     4.91%      4.91%

          Pay floating/receive fixed:
          Notional value                      28,273      28,273
          Weighted average receive rate                    3.68%
          Weighted average pay rate                        4.53%

     UK
     Commercial Paper:
          Pay floating/receive fixed:
          Notional value                     491,496     174,644      167,546       113,898    35,408
          Weighted average receive rate                    7.22%        7.15%         7.24%     7.28%
          Weighted average pay rate                        7.69%        7.69%         7.69%     7.69%



                                                                                Maturities
                                           ----------------------------------------------------------------------------------

                                               Total      1998        1999           2000         2001       2002        2003
                                           ---------   ----------   ---------   ---------    ---------    --------   --------

     Germany
     Commercial Paper:
          Pay fixed/receive fixed:
          Notional value                      9,061        2,548      (5,663)      3,115      9,061
          Weighted average receive rate                    3.76%       3.76%       3.76%      3.76%
          Weighted average pay rate                                    5.34%       5.34%      5.34%         5.34%
                                         ----------   ----------   ---------     -------    -------    ----------    --------
     Total                               $2,550,143   $1,915,493   $ 307,126   $ 256,085  $  62,263    $    3,676    $  5,500
                                         ==========   ==========   =========   =========  =========    ==========    ========


     Foreign exchange contracts: In order to manage its exposure to fluctuations in foreign currency exchange rates on a selective basis, the Company enters into foreign exchange contracts. Such contracts are utilized as hedges of intercompany loans. Market value gains and losses on the Company's foreign currency transaction hedges related to intercompany loans are deferred and recognized upon maturity of the loan. Such contracts effectively offset the currency risk applicable to approximately $409.8 million and $329.1 million of obligations at December 31, 1997 and 1996, respectively.

     Other financial instruments: With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations. The Company uses forward delivery contracts, financial futures and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale.

     The value of the Company's mortgage servicing rights is sensitive to changes in interest rates. The Company has developed and implemented a hedge program to manage the associated financial risks of loan prepayments. The Company has acquired certain derivative financial instruments, primarily interest rate floors, futures and options to administer its hedge program. Premiums paid or received on the acquired derivative instruments are capitalized and amortize over the life of the contract. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the mortgage servicing rights. In the event the performance of the hedge instruments do not meet the requirements of the hedge program, changes in fair value of the hedge instruments will be reflected in the income statement in the current period. Deferrals under the hedge programs are allocated to each applicable stratum of mortgage servicing rights based upon its original designation and included in the impairment measurement.

17.  Industry Segment Information

     The Company's operations are classified into two industry segments: fleet management and real estate. See Note 1 for a description of the Company's industry segments and the underlying businesses comprising such segments.


     Operations by segment ($000's):

     Year Ended December 31, 1997
                                                       Fleet            Real
                                                  Management          Estate          Other     Consolidated
                                               -------------     -----------    -----------    -------------
     Net revenues                              $     271,922     $   581,756    $        -     $     853,678
     Operating income (loss)(1)                       19,379         115,360      (136,297)           (1,558)
     Identifiable assets                           3,996,467       3,309,203       160,423
7,466,093
     Depreciation and amortization                    12,516          12,067             -            24,583
     Capital expenditures                             16,781          39,189         2,943            58,913


     -------------------

     (1) Operating income (loss) includes merger-related charges associated with business combinations of $75.5 million, $50.4 million and $152.3 million applicable to the fleet management, real estate and other segment (corporate expenses).


     Year Ended December 31, 1996
                                                          Fleet               Real
                                                        Management          Estate     Consolidated
                                                     -------------     -----------    -------------

     Net revenues                                    $     255,866     $   469,793    $     725,659
     Operating income                                       76,260         100,028          176,288
     Identifiable assets                                 3,868,472       2,828,783        6,697,255
     Depreciation and amortization                          13,214          15,363           28,577
     Capital expenditures                                    9,999          15,385           25,384

     Year Ended January 31, 1996
                                                           Fleet             Real
                                                        Management         Estate      Consolidated
                                                     -------------     ----------     -------------
     Net revenues                                    $    258,877      $  351,958     $    610,835
     Operating income                                      56,918          76,197          133,115
     Identifiable assets                                3,649,654       2,125,973        5,775,627
     Depreciation and amortization                         18,837          13,484           32,321
     Capital expenditures                                   9,872          11,159           21,031


The Company's operations outside of North America principally include fleet management and corporate relocation business operations in Europe. Geographic operations of the Company are as follows ($000's):



                                                             North
     Year Ended December 31, 1997                          America          Europe     Consolidated
     ----------------------------                    -------------     -----------    -------------

     Net revenues                                     $   740,114       $  113,564      $   853,678
     Operating income (loss)                              (35,746)          34,188           (1,558)
     Identifiable assets                                6,597,763          868,330        7,466,093

     Year Ended December 31, 1996
     Net revenues                                         658,327           67,332          725,659
     Operating income                                     154,103           22,185          176,288
     Identifiable assets                                5,977,267          719,988        6,697,255

     Year Ended January 31, 1996
     Net revenues                                         548,855           61,980          610,835
     Operating income                                     119,277           13,838          133,115
     Identifiable assets                                5,178,710          596,917        5,775,627


18.  Adjustments

     As a result of the HFS Merger, certain reclassifications have been made to the historical financial statements of the Company. Additionally, the historical financial statements of the Company have been restated to give effect to the merger of HFS's relocation business with that of the Company:

     The effect of such reclassifications and restatement (collectively the "Adjustments") were as follows ($000's):

                                             Year ended January 31, 1996
                                   -------------------------------------------
                                   As previously                            As
                                        Reported    Adjustments       Adjusted
                                   -------------   ------------   ------------
Net revenues .....................   $ 1,815,120   $(1,204,285)   $   610,835
Total expenses ...................     1,682,005    (1,204,285)       477,720
Provision for income taxes .......        54,995          --           54,995
                                     -----------   -----------    -----------
Net income .......................   $    78,120   $      --      $    78,120
                                     ===========   ===========    ===========

                                               Year ended December 31, 1996
                                   -------------------------------------------
                                   As previously                            As
                                        Reported    Adjustments       Adjusted
                                   -------------   ------------   ------------
Net revenues .....................   $ 1,938,537   $(1,212,878)   $   725,659
Total expenses ...................     1,790,317    (1,240,946)       549,371
Provision for income taxes .......        60,575        11,243         71,818
                                     -----------   -----------    -----------
Net income .......................   $    87,645   $    16,825    $   104,470
                                     ===========   ===========    ===========


                                                                  As of December 31, 1996
                                                     -----------------------------------------------------
                                                     As previously                                     As
                                                          Reported           Adjustments          Adjusted
                                                     -------------         -------------     -------------

Total assets exclusive of assets under programs      $     971,074         $     (3,053)     $     968,021
Assets under management and mortgage programs            5,603,572              125,662          5,729,234
                                                     -------------         ------------      -------------
TOTAL ASSETS                                         $   6,574,646         $    122,610      $   6,697,255
                                                     =============         ============      =============



LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities exclusive of
liabilities under programs                          $    1,999,790         $ (1,366,156)     $     633,634
Liabilities under management and mortgage programs:
     Debt                                                3,904,296            1,185,647          5,089,943
     Deferred income taxes                                       -              281,948            281,948
Shareholders' equity                                       670,560               21,170            691,730
                                                     -------------         ------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                               $   6,574,646         $    122,609      $   6,697,255
                                                     =============         =============     =============


                                                          ***