Form 10-Q
period 1998-03-31
PHH CORP
filed 1998-05-15
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                           Commission File No. 1-7797

                                  ------------


                                 PHH Corporation
             (Exact name of Registrant as specified in its charter)


        Maryland                                                 52-0551284
(State or other jurisdiction                                    (I.R.S. Employer
   of incorporation or                                    Identification Number)
       organization)

       6 Sylvan Way
 Parsippany, New Jersey                                            07054
(Address of principal executive                                      (Zip Code)
           office)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

                                 Not Applicable
       (Former name, former address and former fiscal year, if applicable)


                                                   ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [T] No [ ]


     The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                             March 31,  December 31,
                                                                                                 1998           1997
                                                                                           ----------   ------------


Assets
Cash and cash equivalents ..............................................................   $   48,629   $    2,102
Restricted cash ........................................................................       23,842       23,727
Accounts and notes receivable,
   net of allowance for doubtful accounts ..............................................      648,384      570,755
Other assets ...........................................................................      376,484      425,786
                                                                                           ----------   ----------

Total assets exclusive of assets under programs ........................................    1,097,339    1,022,370
                                                                                           ----------   ----------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles ........................................    3,812,610    3,659,049
   Relocation receivables ..............................................................      649,673      775,284
   Mortgage loans held for sale ........................................................    1,795,783    1,636,341
   Mortgage servicing rights ...........................................................      408,933      373,049
                                                                                           ----------   ----------

                                                                                            6,666,999    6,443,723
                                                                                           ----------   ----------

Total assets ...........................................................................   $7,764,338   $7,466,093
                                                                                           ==========   ==========





See accompanying notes to consolidated financial statements

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)






                                                                                            March 31,    December 31,
                                                                                                 1998            1997
                                                                                          -----------    ------------

Liabilities and shareholder's equity
Accounts payable and accrued liabilities ..............................................   $   736,731    $   698,500

Deferred revenue ......................................................................        59,166         53,324
                                                                                          -----------    -----------

Total liabilities exclusive of liabilities under programs .............................       795,897        751,824
                                                                                          -----------    -----------


Liabilities under management and mortgage programs
   Debt ...............................................................................     5,796,886      5,602,600
                                                                                          -----------    -----------
   Deferred income taxes ..............................................................       298,513        295,707
                                                                                          -----------    -----------

Total liabilities .....................................................................     6,891,296      6,650,131
                                                                                          -----------    -----------


Commitments and contingencies


Shareholder's equity
Preferred stock - authorized 3,000,000 shares .........................................          --             --
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 100 shares ..................................................       289,157        289,157
Retained earnings .....................................................................       607,998        544,244
Accumulated other comprehensive loss ..................................................       (24,113)       (17,439)
                                                                                          -----------    -----------

Total shareholder's equity ............................................................       873,042        815,962
                                                                                          -----------    -----------

Total liabilities and shareholder's equity ............................................   $ 7,764,338    $ 7,466,093
                                                                                          ===========    ===========





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)




                                                                                Three Months Ended
                                                                                       March 31,
                                                                                    1998       1997
                                                                                --------   --------
Revenues
 Fleet management services .................................................    $ 60,031   $ 65,476
   Relocation services, net of interest .....................................     99,653     85,245
   Mortgage services (net of amortization of
     mortgage servicing rights and
     interest of $48,076, and $28,010, respectively .........................     77,996     33,632
                                                                                --------   --------
Service fees - net ..........................................................    237,680    184,353

Fleet leasing (net of depreciation and interest
   costs of $315,564 and $286,075, respectively .............................     15,296     15,319
                                                                                --------   --------
Net revenues ................................................................    252,976    199,672
                                                                                --------   --------

Expenses
   Operating ................................................................    110,083     89,505
   General and administrative ...............................................     38,936     44,248
   Depreciation and amortization ............................................      7,102      6,979
                                                                                --------   --------

Total expenses ..............................................................    156,121    140,732
                                                                                --------   --------

Income before income taxes ..................................................     96,855     58,940
Provision for income taxes ..................................................     33,101     24,300
                                                                                --------   --------

Net income ..................................................................   $ 63,754   $ 34,640
                                                                                ========   ========







See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                                  1998           1997
                                                                                           -----------    -----------

Operating Activities
Net income .............................................................................   $    63,754    $    34,640
Merger-related payments ................................................................       (53,431)          --
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization ..........................................................         7,102          6,979
Other ..................................................................................        26,435         60,496

Management and mortgage programs:
   Depreciation and amortization .......................................................       278,460        281,412
   Mortgage loans held for sale ........................................................      (159,442)        32,876
                                                                                           -----------    -----------

Net cash provided by operating activities ..............................................       162,878        416,403
                                                                                           -----------    -----------

Investing Activities
Additions to property and equipment - net ..............................................       (27,758)        (5,962)
Other ..................................................................................         6,916          1,519

Management and mortgage programs:
   Investment in leases and leased vehicles ............................................      (626,170)      (690,212)
   Payments received on investment in leases and leased vehicles .......................       222,021        268,790
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties ..................................................................        27,284         84,825
   Equity advances on homes under management ...........................................    (1,436,765)      (900,583)
   Repayment of advances on homes under management .....................................     1,564,453        962,122
   Additions to mortgage servicing rights ..............................................      (109,486)       (41,691)
   Proceeds from sales of mortgage servicing rights ....................................        39,852           --
                                                                                           -----------    -----------

Net cash used in investing activities ..................................................      (339,653)      (321,192)
                                                                                           -----------    -----------

Financing Activities
Proceeds received from parent company capital contribution .............................        46,000           --
Other ..................................................................................          --           (1,278)

Management and mortgage programs:
   Proceeds from debt issuance or borrowings ...........................................       983,808        324,508
   Principal payments on borrowings ....................................................      (449,096)      (880,064)
   Net change in short-term borrowings .................................................      (340,426)       422,622
                                                                                           -----------    -----------

Net cash provided by (used in) financing activities ....................................       240,286       (134,212)
                                                                                           -----------    -----------

Effect of exchange rates on cash and cash equivalents ..................................       (16,984)        38,366
                                                                                           -----------    -----------

Increase (decrease) in cash ............................................................        46,527           (635)
Cash and cash equivalents at beginning of period .......................................         2,102         13,779
                                                                                           -----------    -----------
Cash and cash equivalents at end of period .............................................   $    48,629    $    13,144
                                                                                           ===========    ===========


See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     PHH Corporation, together with its wholly-owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS merged with CUC International Inc. ("CUC") with CUC surviving and changing its name to Cendant Corporation (the "Cendant Merger"). Effective upon Cendant Merger, the Company became a wholly-owned subsidiary of Cendant Corporation (the "Parent Company"). However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company included in this Form 10-Q reflect all adjustments necessary for a fair presentation of such financial statements. There were no adjustments of an unusual nature recorded during the three-months ended March 31, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's December 31, 1997 Form 10-K.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in 1998.

2.   Comprehensive Income

     The Company adopted Statement of Accounting Standard No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for the reporting and display of an alternative income measurement and its components in the financial statements.

     The components of comprehensive income are summarized as follows:

                                               Three Months Ended March 31,
                                                      1998        1997
                                                  --------    --------
     (In thousands)
     Net income ...............................   $ 63,754    $ 34,640
     Other comprehensive loss:
       Currency translation adjustment ........     (6,674)     (6,009)
                                                  --------    --------
     Comprehensive income .....................   $ 57,080    $ 28,631
                                                  ========    ========





3.   Merger-Related Charges

     In  connection  with the HFS Merger and the  Cendant  Merger,  the  Company
     incurred  aggregate   merger-related  charges  of  $262.2  million  ($208.8
     million, after tax) which are summarized by type as follows:

     Cendant Merger Charge

     Coincident with the Cendant Merger, the Company recorded a merger-related charge (the "Cendant Merger Charge") during the fourth quarter of 1997 of $46.4 million ($32.5 million after tax). The Cendant Merger Charge was substantially paid as of March 31, 1998.

     HFS Merger Charge

     In connection with the HFS Merger, the Company recorded a merger-related charge (the "HFS Merger Charge") during the second quarter of 1997 of $215.8 million ($176.3 million after tax).

     The Company anticipates that approximately $174.3 million will be paid in cash in connection with the HFS Merger Charge of which $119.0 million was paid through March 31, 1998. The payments were partially funded with a capital infusion from HFS of $136.0 million, $90.0 million of which was paid in the third quarter of 1997 and the balance of which was paid in the first quarter of 1998. The cash portion of the HFS Merger Charge remaining at March 31, 1998 will be financed from cash generated from operations or borrowings under the Company's credit facilities. It is currently anticipated that the restructuring plan will be completed in the second quarter of 1998. Revenue and operating results from activities that will not be continued are not material to the results of operations of the Company.

4.   Subsequent Event-Parent Company Litigation

     On April 15, 1998, the Parent Company announced that it had discovered accounting irregularities in certain former CUC business units, which are part of the Parent Company's Alliance Marketing segment (formerly the Membership segment) and the Audit Committee of the Parent Company's Board of Directors has initiated an investigation into such matters. Accordingly, the Parent Company will restate annual and quarterly net income and earnings per share for 1997 and may restate certain other previous periods related to the former CUC businesses. The investigation is expected to be completed during the summer of 1998.

     Since the aforementioned Parent Company announcement, and pursuant to the date hereof, fifty-two purported class action lawsuits have been filed against the Parent Company, its predecessor, CUC, and certain current and former officers and directors of the Parent Company and CUC asseting claims under federal securities law. Forty-five of these actions were filed in the United States District Court for the District of New Jersey, five were filed in the United States District Court for the District of Connecticut, one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Supreme Court.

     Certain of these actions purport to be brought on behalf of purchasers of CUC or the Parent Company's common stock during various periods from May 28, 1997 through April 15, 1998. Others are brought on behalf of persons who exchanged common stock of HFS for the Parent Company's common stock coincident with the Cendant Merger. In addition, five actions, pending in the United States District Court for the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought either in their entirety or in part on behalf of purchasers of the Parent Company's PRIDES securities offering. These actions were all commenced subsequent to the aforementioned Parent Company announcement. The complaints allege, among other things, that as a result of accounting irregularities, the Parent Company and CUC's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused CUC's and the Parent Company's common stock prices to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933. Certain actions also allege violations of common law.

     In addition, on April 27, 1998 a shareholder derivative complaint was filed in the United States District Court for The District of New Jersey against certain of the Company's directors, current or former officers, The Bear Stearns Companies Inc., Bear Stearns & Co. Inc. and, as a nominal party, the Company. The shareholder derivative complaint alleges that individual officers and directors of the Company have unlawfully profited by selling shares of the Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various breaches of fiduciary duty, mismangement, negligence and corporate waste.

     Another action was filed on April 29, 1998 in the Court of Chancery for the State of Delaware (the "Corwin Action"). The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

     Another action was filed on May 4,1998 in the Superior Court of New Jersey, Morris County (the "Rosenberg action").The action is brought as a purported class action on behalf of all purchasers of Income PRIDES, Growth PRIDES, stock or any other securities issued by Cendant pursuant to the registration statement and prospectus filed with the SEC on or about February 25, 1998. The purported class period is February 25, 1998 to April 15, 1998. The Rosenberg action names as defendants Cendant, Cendant Capital I, E. Kirk Shelton and Walter A. Forbes. The complaint asserts that the registration statement and prospectus were false and misleading in violation of Section 11 of the Securities Act of 1933. It seeks damages in an unspecified amount.

     While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the financial position, results of operations and cash flows of the Parent Company which could have a material adverse impact on the results of operations or cash flow of the Company.

Item 2. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources


Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

General Overview

PHH Corporation, together with its wholly-owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS, merged with CUC International Inc. ("CUC") with CUC surviving and changing its name to Cendant Corporation (the "Cendant Merger"). Effective upon the Cendant Merger, the Company became a wholly-owned subsidiary of Cendant Corporation (the "Parent Company"). However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

Results of Operations

Net Revenue

Net revenue of the Company increased $53.3 million (27%) from $199.7 million in 1997 to $253.0 million in 1998. The increase reflects higher revenues in the Company's real estate segment (relocation and mortgage service businesses) partially offset by a $5.5 million (7%) decrease in fleet management net revenue. The decrease in fleet management net revenue results from a $12.8 reduction in preferred alliance revenue for the comparative quarters. Excluding the effects of preferred alliance revenue, fleet management revenue from core operations increased $7.3 million (12%) due to increases in both service fees and asset-based fees from its various vehicle management and maintenance programs. Fleet management revenue does not include $7.4 million of revenue from the Harpur Group, a fleet management company which was acquired by the Parent Company in January 1998. Real estate net revenue of $177.6 million in 1998 increased $58.8 million or 49% from 1997. The real estate segment experienced higher revenue within its underlying relocation and mortgage businesses. Relocation services net revenue increased 17% from $85.2 million in 1997 to $99.7 million in 1998 which was primarily attributable to increased transaction volume. Mortgage services net revenue increased 132% from $33.6 million in 1997 to $78.0 million in 1998 primarily as a result of a $34.5 million (180%) increase in loan origination revenue, resulting from an increase in the volume of loan closings and a $14.4 million (63%) increase in loan servicing fees.

Operating Margins

Total Company's operating margin increased from 30% in 1997 to 38% in 1998. Such margin improvements primarily resulted from the increased volume of service transactions discussed above as well as operational efficiencies realized principally from the restructuring of the Company's fleet management and relocation businesses in connection with the aforementioned mergers.

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

The Company supports purchases of leased vehicles, equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are included in liabilities under management and mortgage programs rather than long-term debt since such debt corresponds directly with high quality related assets. Accordingly, following the announcement of the HFS
Merger, Standard & Poors Corporation, Moody's Investor's Services and Fitch Investor Service affirmed investment grade ratings of A+, A2 and A+, respectively to the Company's debt and A1, P1 and F1, respectively, to the Company's commercial paper. Such credit ratings remain following the April 15, 1998 Parent Company announcement regarding accounting irregularities discovered by the Parent company in certain former CUC business units (see "Parent Company Condition"); however, with negative implications. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related services. At March 31, 1998, the Company's outstanding debt was comprised of commercial paper, medium term notes and other borrowings of $2.2 billion, $3.4 billion, and $.2 billion, respectively.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains $2.5 billion of committed and unsecured credit facilities, which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines maturing in 364 days or less and $1.25 billion maturing on March 10, 2002. In addition, the Company has approximately $180 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at March 31, 1998, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

The Company currently operates under policies limiting (a) the payment of dividends on the Company's capital stock to 40% of its net income, excluding the net of tax impact on non-recurring charges ("Adjusted Net Income") on an annual basis, less the outstanding principal balance of loans from the Company to the Parent Company as of the date of any proposed dividend payment, and (b) the outstanding principal balance of loans from the Company to the Parent Company to 40 percent of its net income on an annual basis, less payment of dividends on the Company's capital stock during such year.

Cash flow provided by operating activities for the 1998 quarter was $162.9 million compared to $416.4 million for the 1997 quarter. Operating cash flows in 1998 reflects an incremental cash use of $192.3 million versus 1997 related to the $34.5 billion increase in mortgage loan originations. Cash flow provided by operating activities for the 1998 quarter also included $53.4 million of merger-related cash payments associated with the HFS Merger and the Cendant Merger which occurred during the second and fourth quarters of 1997, respectively.

The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term notes. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance the assets under management and mortgage programs and for general corporate purposes.


Parent Company Condition

On April 15, 1998, the Parent Company announced that it had discovered accounting irregularities in certain former CUC business units, which now comprise part of the Parent Company's Alliance Marketing segment (formerly the Membership segment). The Parent Company announced that the Audit Committee of the Parent Company's Board of Directors had initiated an investigation into such matters. Accordingly, the Parent Company will restate annual and quarterly net income and earnings per share for 1997 and may restate financial statements for periods prior to 1997. The investigation is expected to be completed during the summer of 1998.

     Since the aforementioned Parent Company announcement, and pursuant to the date hereof, fifty-two purported class action lawsuits have been filed against the Parent Company, its predecessor, CUC, and certain current and former officers and directors of the Parent Company and CUC asseting claims under the federal securities law. Forty-five of these actions were filed in the United States District Court for the District of New Jersey, five were filed in the United States District Court for the District of Connecticut, one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Supreme Court.

Certain of these actions purport to be brought on behalf of purchasers of CUC or the Parent Company's common stock during various periods from May 28, 1997 through April 15, 1998. Others are brought on behalf of persons who exchanged common stock of HFS for the Parent Company's common stock coincident with the Cendant Merger. In addition, five actions, pending in the United States District Court for the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought either in their entirety or in part on behalf of purchasers of the Parent Company's PRIDES securities offering. These actions were all commenced subsequent to the aforementioned Parent Company announcement. The complaints allege, among other things, that as a result of accounting irregularities, the Parent Company and CUC's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused CUC's and the Parent Company's common stock prices to rise artificially. The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder,
Section  14(a) of the  Exchange Act and SEC Rule 14a-9  promulgated  thereunder,
Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933. Certain actions also allege violations of common law.

In addition, on April 27, 1998 a shareholder derivative complaint was filed in the United States District Court for The District of New Jersey against certain of the Company's directors, current or former officers, The Bear Stearns Companies Inc., Bear Stearns & Co. Inc. and, as a nominal party, the Company.
The shareholder derivative complaint alleges that individual officers and directors of the Company have unlawfully profited by selling shares of the
Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various breaches of fiduciary duty, mismanagement, negligence and corporate waste.

Another action was filed on April 29, 1998 in the Court of Chancery for the State of Delaware (the "Corwin Action"). The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for CUC shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of CUC before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

Another action was filed on May 4,1998 in the Superior Court of New Jersey, Morris County (the "Rosenberg action").The action is brought as a purported class action on behalf of all purchasers of Income PRIDES, Growth PRIDES, stock or any other securities issued by Cendant pursuant to the registration statement and prospectus filed with the SEC on or about February 25, 1998. The purported class period is February 25, 1998 to April 15, 1998. The Rosenberg action names as defendants Cendant, Cendant Capital I, E. Kirk Shelton and Walter A. Forbes. The complaint asserts that the registration statement and prospectus were false and misleading in violation of Section 11 of the Securities Act of 1933. It seeks damages in an unspecified amount.

While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the financial position, results of operations and cash flows of the Parent Company which could have a material adverse impact on the results of operations or cash flow of the Company.

Impact of New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for annual periods beginning after December 15, 1997 and interim periods subsequent to the initial year of application. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No. 131 effective for the 1998 calendar year end.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" effective for period beginning after December 15, 1997. The Company will adopt SFAS No. 132 effective for the 1998 calendar year end.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

The Company uses various financial instruments, particularly interest rate and currency swaps, but also options, floors and currency forwards, to manage its respective interest rate and currency risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that financial instruments relate to specific asset, liability or equity transactions or to currency exposure.

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rate and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

      One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would not materially effect the 1998 net earnings of the Company based on current positions.

      One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Period ended March 31, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect the 1998 net earnings of the Company based on current positions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)    The Company  filed a report on Form 8-K on March 3, 1998  reporting  in
Item 5 the launching of a new medium term note program and in Item 7 the exhibits related thereto.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PHH CORPORATION



Date:    May 15, 1998            By:       /s/ Scott E. Forbes
                                       ------------------------
                                          Scott E. Forbes
                                          Executive Vice President and
                                          Chief Accounting Officer