Form 10-Q
period 1998-06-30
PHH CORP
filed 1998-08-14
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                           Commission File No. 1-7797

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)


                                                     For the Three Months Ended       For the Six Months Ended
                                                              June 30,                         June 30,
                                                     ---------------------------    --------------------------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
Revenues
Service fees:
   Fleet management services                         $      53.6     $   49.9       $     109.0    $     116.5
   Relocation services, net of interest                    110.2        103.4             209.9          188.7
   Mortgage services (net of amortization of
     mortgage servicing rights and
     interest of $53.2, $30.3, $101.3,
     and $60.4, respectively)                               94.0         42.5             172.0           76.1
                                                     -----------     --------       -----------    -----------
Service fees - net                                         257.8        195.8             490.9          381.3

Fleet leasing (net of depreciation and interest
   costs of $318.1, $298.2, $629.7 and
   $584.3, respectively)                                    19.1         15.9              39.0           30.1
                                                     -----------     --------       -----------    -----------
Net revenue                                                276.9        211.7             529.9          411.4
                                                     -----------     --------       -----------    -----------

Expenses
   Operating                                               128.3         93.5             238.4          183.0
   General and administrative                               44.2         43.1              83.1           87.3
   Merger-related charges (credits)
     associated with business combinations                  (6.3)       215.8              (6.3)         215.8
   Depreciation and amortization                             8.2          6.3              15.3           13.3
                                                     -----------     --------       -----------    -----------

Total expenses                                             174.4        358.7             330.5          499.4
                                                     -----------     --------       -----------    -----------

Income (loss) before income taxes                          102.5       (147.0)            199.4          (88.0)
Provision (benefit) for income taxes                        36.0        (11.0)             69.2           13.4
                                                     -----------     ---------      -----------    -----------

Net income (loss)                                    $      66.5     $ (136.0)       $    130.2    $    (101.4)
                                                     ===========     =========       ==========    ============




See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)





                                                                                 June 30,         December 31,
                                                                                  1998                1997
                                                                             -------------       -------------
Assets
Cash and cash equivalents                                                    $        47.3       $         2.1
Restricted cash                                                                       13.2                23.7
Accounts and notes receivable,
   net of allowance for doubtful accounts                                            592.2               570.8
Other assets                                                                         427.6               425.8
                                                                             -------------       -------------

Total assets exclusive of assets under programs                                    1,080.3             1,022.4
                                                                             -------------       -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles                                    3,918.9             3,659.1
   Relocation receivables                                                            590.6               775.3
   Mortgage loans held for sale                                                    2,754.0             1,636.3
   Mortgage servicing rights                                                         480.5               373.0
                                                                             -------------       -------------

                                                                                   7,744.0             6,443.7
                                                                             -------------       -------------

Total assets                                                                 $     8,824.3       $     7,466.1
                                                                             =============       =============




See accompanying notes to consolidated financial statements.

                                         PHH Corporation and Subsidiaries
                                            CONSOLIDATED BALANCE SHEETS
                                        (In millions, except share amounts)







                                                                                June 30,          December 31,
                                                                                1998                 1997
                                                                             -------------       -------------
Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                     $       727.0       $       698.5

Deferred revenue                                                                      67.9                53.3
                                                                             -------------       -------------

Total liabilities exclusive of liabilities under programs                            794.9               751.8
                                                                             -------------       -------------


Liabilities under management and mortgage programs
   Debt                                                                            6,830.0             5,602.6
                                                                             -------------       -------------
   Deferred income taxes                                                             264.8               295.7
                                                                             -------------       -------------

Total liabilities                                                                  7,889.7             6,650.1
                                                                             -------------       -------------


Commitments and contingencies (Note 5)


Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                         --                  --
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 100 shares                                                 289.2               289.2
Retained earnings                                                                    674.5               544.2
Accumulated other comprehensive loss                                                 (29.1)              (17.4)
                                                                             --------------      --------------

Total shareholder's equity                                                           934.6               816.0
                                                                             -------------       -------------

Total liabilities and shareholder's equity                                   $     8,824.3       $     7,466.1
                                                                             =============       =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                                 1998              1997
                                                                           -------------     --------------
Operating Activities
Net income (loss)                                                          $       130.2     $      (101.4)
Merger-related restructuring charge (credits)                                       (6.3)            215.8
Merger-related payments                                                            (68.1)           (113.2)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
Depreciation and amortization                                                       15.3              13.3
Other                                                                              117.0              24.6
                                                                           -------------     -------------
                                                                                   188.1              39.1
Management and mortgage programs:
   Depreciation and amortization                                                   610.7             531.6
   Mortgage loans held for sale                                                 (1,117.7)            427.7
                                                                           --------------    -------------

Net cash provided by (used in) operating activities                               (318.9)            998.4
                                                                           --------------    -------------

Investing Activities
Additions to property and equipment - net                                          (77.8)             (5.9)
Other                                                                               (5.4)             13.0

Management and mortgage programs:
   Investment in leases and leased vehicles                                     (1,337.3)         (1,243.4)
   Payments received on investment in leases and leased vehicles                   475.2             437.2
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                               27.3              63.5
   Equity advances on homes under management                                    (3,293.4)         (2,136.7)
   Repayment of advances on homes under management                               3,483.1           2,203.7
   Additions to mortgage servicing rights                                         (220.4)            (86.0)
   Proceeds from sales of mortgage servicing rights                                 53.6              29.1
                                                                           -------------     -------------
Net cash used in investing activities                                             (895.1)           (725.5)
                                                                           -------------     -------------

Financing Activities
Proceeds received from parent company capital contribution                          46.0              --
Other                                                                               --                15.3

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                     1,659.5             859.2
   Principal payments on borrowings                                             (1,125.5)         (1,111.6)
   Net change in short-term borrowings                                             693.4             (54.9)
                                                                           -------------     --------------
Net cash provided by (used in) financing activities                              1,273.4            (292.0)
                                                                           -------------     --------------

Effect of exchange rates on cash and cash equivalents                              (14.2)             17.8
                                                                           -------------     --------------

Increase (decrease) in cash and cash equivalents                                    45.2              (1.3)
Cash and cash equivalents at beginning of period                                     2.1              13.8
                                                                           -------------     -------------
Cash and cash equivalents at end of period                                 $        47.3     $        12.5
                                                                           =============     =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     PHH Corporation, together with its wholly-owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS merged with CUC International Inc. ("CUC") with CUC surviving and changing its name to Cendant Corporation (the "Cendant Merger"). Effective upon the Cendant Merger, the Company became a wholly owned subsidiary of Cendant Corporation (the "Parent Company"). However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company included in this Form 10-Q reflect all adjustments necessary for a fair presentation of such financial statements. There were no adjustments of an unusual nature recorded during the three and six months ended June 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's December 31, 1997 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in 1998.

2.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement establishes standards for the reporting and display of an alternative income measurement and its components in the financial statements.

     The components of comprehensive income (loss) are summarized as follows:

                                                Six Months Ended June 30,
                                            1998                      1997
                                       -------------             --0----------
(In millions)
Net income (loss)                      $       130.2             $      (101.4)
Other comprehensive loss:
  Currency translation adjustment              (11.7)                     (3.3)
                                       -------------            --------------
Comprehensive income (loss)            $       118.5             $      (104.7)
                                       =============            ==============



3.   Merger-Related Charges

     Cendant Merger Charge

     Coincident with the Cendant Merger, the Company recorded a merger-related charge (the "Cendant Merger Charge") during the fourth quarter of 1997 of $46.4 million ($32.5 million after tax) comprised of contract termination fees and professional fees. At June 30, 1998, the remaining reserve related to such charge was $1.5 million. During the six months ended June 30, 1998, the Company made cash payments of $40.8 million related to the Cendant Merger Charge.

     HFS Merger Charge

     In connection with the HFS Merger, the Company recorded a merger-related charge (the "HFS Merger Charge") during the second quarter of 1997 of $215.8 million ($176.3 million after tax). The remaining merger-related reserves at December 31, 1997 and activity through the six months ended June 30, 1998 is summarized by cost type as follows:



                                    Reserves at          Asset            Cash             Credit           Reserves at
                                 December 31, 1997    Write-offs          Payments       to Income        June 30, 1998
                                 -----------------   ----------------     ----------     ----------       -------------
     Personnel related              $     30.3       $        .4          $     11.4     $    (4.4)       $        14.1
     Business terminations                 9.0               7.5                 1.1           (.4)                   -
     Facility related and
         other                            34.3               5.5                14.3          (1.3)                13.2
     Professional fees                      .7                 -                  .5           (.2)                   -
                                    ----------       -----------          ----------     ----------       -------------
                                    $     74.3       $      13.4          $     27.3     $    (6.3)       $        27.3
                                    ==========       ===========          ==========     ==========       =============


     Remaining personnel related liabilities primarily represent separation payments to employees who elected installment payments rather than a lump sum payment. Such costs were incurred in connection with the consolidation of corporate activities and the merger of HFS's relocation businesses with and into the Company's relocation service business. Facility related and other liabilities remaining at June 30, 1998 primarily include costs associated with computer equipment and lease terminations in connection with merger related consolidation and closure activities.

     Merger related cash payments were partially funded with a capital infusion from the Parent Company of $46.0 million in the first quarter of 1998. The remaining cash payments will be financed from cash generated from operations or borrowings under the Company's credit facilities. As a result of the completion of the aforementioned restructuring activities, $6.3 million of the HFS Merger Charge was reversed in the second quarter of 1998 due to lower than estimated costs from restructuring activities principally within the Company's relocation business.

4.   Mortgage Facility

     The Company's mortgage services subsidiary ("Mortgage Services") entered into a three year agreement effective May, 1998 (the "Effective Date") under which an unaffiliated Buyer (the "Buyer") has committed to purchase at Mortgage Services option, mortgage loans originated by Mortgage Services on a daily basis, up to the Buyer's asset limit of $1.5 billion.

     Under the terms of this sale agreement, Mortgage Services retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with options to sell or securitize the mortgage loans into the secondary market. At June 30, 1998, Mortgage Services was servicing approximately $890 million of mortgage loans owned by the Buyer.

5.   Subsequent Event-Parent Company Investigation and Litigation

     On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, which are part of the Parent Company's Alliance Marketing segment (formerly the Membership segment), the Audit Committee of the Parent Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Parent Company has restated its financial results for the years 1995 through 1997 and the quarterly periods during 1996 and 1997 and the first quarter of 1998. The Company expects to file the following financial statements and other information with the Securities and Exchange Commission ("SEC") in late August 1998: (i) audited restated financial statements for the years ended December 31, 1995 through 1997 on an
     an  amended  Form  10-K/A;   (ii)  unaudited  restated  financial
     statements for the quarterly periods ended March 31, 1998 and 1997 on an amended Form 10-Q/A; and (iii) restated financial information for each of the quarterly periods in 1997 and 1996.

     Since the Parent Company's announcement of the discovery of such accounting irregularities on April 15, 1998, and prior to the date hereof, sixty-nine purported class action lawsuits and one individual lawsuit have been filed against the Parent Company and certain current and former officers and directors of the Parent Company asserting claims under the federal securities laws (the "Federal Securities Actions").Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Parent Company's PRIDES securities offerings; two others also name Ernst & Young LLP, the Parent Company's former independent accountants. Sixty-two of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and the Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Parent Company moved to dismiss or stay the class action filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the consolidated federal actions; a decision on that motion is pending.


     Certain of the Federal Securities Actions purport to be brought on behalf of purchasers of the Parent Company's common stock and/or options on common stock during various periods, most commonly from May 28, 1997 through April 15, 1998(although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged common stock of HFS for the Parent Company's common stock coincident with the Cendant Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey and one action pending in New Jersey Superior Court purport to be brought, either in their entirety or in part, on behalf of purchasers of the Parent Company's PRIDES securities offering. The complaints in the Federal Securities Actions allege, among other things, that as a result of accounting irregularities, the Parent Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused and the Parent Company's common stock prices to rise artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5
     promulgated thereunder,   Section  14(a)  of  the  Exchange  Act  and  SEC
     Rule 14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of Section 18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664(WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are also to be consolidated under that caption. On August 4, 1998, United States District Judge William H. Walls selected lead plaintiffs for the consolidated actions. He also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998.

     In addition, on April 27, 1998 a shareholder derivative action, Deutch v. Silverman, et al., No. 98-1998 (WHW), was filed in the United States District Court for The District of New Jersey against certain of the Parent Company's current and former directors and officers; The Bear Stearns Companies, Inc., Bear Stearns & Co., Inc. and, as a nominal party, the Parent Company. The complaint alleges that certain individual officers and directors of the Parent Company breached their fiduciary duties by selling shares of the Parent Company's stock while in possession of non-public material information concerning accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste and seeks damages on behalf of the Parent Company.

     Another action, entitled Corwin v. Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin Action is purportedly brought on behalf of a class of all shareholders of HFS who exchanged their HFS shares for Parent Company shares in connection with the Cendant Merger, and names as defendants HFS and twelve individuals who were directors of HFS. The complaint in the Corwin Action alleges that the defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Cendant Merger, in that they failed to properly investigate the operations and financial statements of the Parent Company before approving the Cendant Merger at an allegedly inadequate price. The Corwin Action seeks, among other things, recision of the Cendant Merger and compensation for all losses and damages suffered in connection therewith.

     While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Parent Company which could have a material adverse impact on the financial condition or cash flows of the Company.

     The staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

Item 2. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; uncertainty as to the future profitability of acquired businesses, the outcome of the pending class action litigation against the Parent Company relating to the previously announced accounting irregularities at the Parent Company, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

General Overview

PHH Corporation, together with its wholly owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS merged with CUC International Inc. ("CUC") with CUC surviving and changing its name to Cendant Corporation (the "Cendant Merger"). Effective upon the Cendant Merger, the Company became a wholly owned subsidiary of Cendant Corporation (the "Parent Company"). However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

Results of Operations - Three Months Ended June 30, 1998 vs Three Months Ended
                        June 30, 1997

Net Revenue

Net revenue of the Company increased $65.2 million (31%) to $276.9 million in 1998. The increase reflects higher revenue in both the Company's real estate segment (relocation and mortgage service businesses) and fleet management segment. Real estate net revenue of $204.2 million in 1998 increased $58.3 million or 40% from 1997. As a result of increases in both the relocation and mortgage businesses, mortgage service net revenue increased $51.5 million or 121% to $94.0 million in 1998. Such increase principally reflects a $50.1 million (177%) increase in loan origination revenue, resulting from a $4.1 billion (165%) increase in loan closings as well as a $4.1 million (48%) increase in loan servicing fees as a result of a 33% increase in the average portfolio of loans serviced. Relocation services net revenue increased 7% to $110.2 million in 1998 primarily resulting from increased transaction volume in its government home sale assistance program.

Fleet Management net revenue increased $6.9 million or 10% to $72.7 million in 1998 due to increases in net leasing revenue and service fees. Such increases are reflective of a 7% increase in the average number of leased vehicles and an 12% increase in fuel (service-based) cards.

Operating Margins

In connection with the HFS Merger and Cendant Merger, the Company recorded a non-recurring charge (credit) of ($6.3) million and $215.8 million in 1998 and 1997, respectively. The charge in 1997 represents the HFS Merger Charge incurred in connection with the HFS Merger in April 1997. The credit represents the reversal of excess estimated HFS Merger Charge over actual amounts paid in 1998.

Exclusive of such non-recurring charge (credit), the Company's operating margin increased from 33% in 1997 to 35% in 1998. Operating margins improved in the fleet management and mortgage service business units as a result of revenue increases of 10% and 121%, respectively, while corresponding expenses increased 8% and 115%, respectively. Operating margins decreased from 24% to 21% in the relocation business as a result of an increase in lower margin government business and approximately $6.5 million of incremental information technology costs incurred in connection with the Company's planned consolidation of systems supporting the former PHH and Coldwell Banker relocation businesses.

Results of Operations - Six Months Ended June 30, 1998 vs Six Months Ended
                        June 30, 1997

Net Revenue

Net revenue of the Company increased $118.5 million (29%) to $529.9 million primarily as a result of a $117.1 million (44% ) increase in the Company's real estate segment. Mortgage services net revenue increased $95.9 million (126%) to $172.0 million in 1998 primarily as a result of a $84.8 million (187%) increase in loan origination revenue, resulting from a $6.9 billion (163%) increase in loan closings and a $11.8 million increase in loan servicing fees as a result a 28% increase in the average loans serviced. Relocation services net revenue increased 11% to $209.9 million 1998, primarily resulting from increased home sale related transaction volume.

Fleet management net revenue increased $14.2 million (11%) exclusive of a $12.8 million of reduction in preferred alliance revenue. Leasing and service revenue increased $9.6 million (14%) and $6.9 million (10%), respectively, due primarily to growth in the number of leased vehicles and fuel (service based) cards.

Operating Margins

Total Company operating margin, exclusive of non-recurring merger charges (credits) of $215.8 million and ($6.3) million in 1997 and 1998, respectively, increased from 31% in 1997 to 36% in 1998. Operating margins in the mortgage and relocation businesses increased 4percentage points and 2 percentage points, respectively as a result of revenue increases of 126% and 11%, while corresponding expenses increased 110% and 9%, respectively. Fleet management operating margin increased as a result of a 5% reduction in expenses and a 1% revenue increase.

Liquidity And Capital Resources

Liquidity Strategy

The Company manages its funding sources to ensure adequate liquidity. The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. Additionally, the Company has successfully completed and continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, the Company commenced a program to sell originated mortgage loans to an unaffiliated buyer up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, at the option of the company, however, servicing rights are retained by the Company.

The Company supports purchases of leased vehicles, home equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are included in liabilities under management and mortgage programs since such debt corresponds directly with high quality assets. Pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity. Financial covenants are designed to ensure the self-sufficient liquidity status of the Company. Financial covenants include restrictions on Parent Company loans, debt to equity, and other separate Company financial restrictions. The Company's long term and short term debt ratings are A+/A1, A2/P1, A+/F1 and A+/D1 with Standard and Poor's (S&P), Moody's Investor Services (Moody's), Fitch IBCA and Duff & Phelps Credit Rating Co. (Duff). Presently, the long term and short term ratings issued by both S&P and Moody's are on watch with negative implications. During the watch period, the Company has experienced a marginal increase in its cot of funds, however, this cost will not significantly impact the operations of the Company and the Company believes that its sources of liquidity continue to be adequate. (A security rating is nit a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage services, not withstanding the aforementioned $1.5 million mortgage facility, the Company funds the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company will continue to utilize the public and private debt markets to issue unsecured senior corporate debt. Augmenting these sources, the Company will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related services. At June 30, 1998, the Company's outstanding debt was comprised of commercial paper, medium term notes and other borrowings of $3.2 billion, $3.4 billion, and $.2 billion, respectively.

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term notes. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance the assets under management and mortgage programs and for general corporate purposes. As of July 31, 1998, the Company had issued $795 million of medium-term notes under the shelf registration statement.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains $2.7 billion of committed and unsecured credit facilities, which is backed by domestic and foreign banks and is comprised of $1.25 billion of lines maturing on March 8, 1999, which may be extended for an additional 364 days upon receiving lender approval, $1.25 billion maturing on March 10, 2002 and $200 million maturing in June 1999. In addition, the Company has approximately $186 million of uncommitted lines of credit with various financial institutions. Management closely evaluates not only the credit quality of the banks but the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at June 30, 1998, was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the Company's policy of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if, upon giving effect to such dividend and/or loan, the Company's debt to equity ratio exceeds 8 to 1.

Cash Flow

Cash flows used in operating activities for the six months ended June 30, 1998 was $318.9 million compared to cash provided by operating activities of $998.4 million for the same period in 1997. The $1.3 billion decrease in operating cash flows reflects unprecedented growth in mortgage loan origination volume. Rapid growth, which contributed to the 149% increase in Mortgage Services operating income, also caused a temporary delay in selling mortgages on the secondary market until July 1998. As a result, mortgage loans held for sale on the balance sheet increased $1.1 billion, which gives rise to the operating cash shortfall of $318.9 million.

The $169.6 million increase in net cash used in investing activities included $71.9 million of incremental capital expenditures associated with planned facility and other expenditures required to meet increased mortgage loan origination demand and planned system development expenditures to consolidate former PHH and Coldwell Banker relocation businesses. The $1.6 billion increase in financing activities primarily reflects temporary funding requirements associated with increased mortgage loans held for sale on the balance sheet at June 30, 1998.

Parent Company Litigation

On April 15, 1998, as a result of the discovery of accounting irregularities in the former CUC business units, which are part of the Parent Company's Alliance Marketing segment (formerly the Membership segment), the Audit Committee of the Parent Company's Board of Directors initiated an investigation into such matters. The Audit Committee's investigation has since been completed and, as a result of its findings, the Parent Company has restated its previously reported financial results for the years 1995 through 1997 and the quarterly periods during 1996 and 1997 and the first quarter of 1998. The Parent Company expects to file the following financial statements and other information with the Securities and Exchange Commission ("SEC") in late August 1998: (i) audited restated financial statements for the years ended December 31, 1995 through 1997 on an amended Form 10-K/A; (ii) unaudited restated financial statements for the quarterly periods ended March 31, 1998 and 1997 on an amended Form 10-Q/A; and
(iii) restated financial information for each of the quarterly periods in 1997 and 1996.

As a result of the aforementioned accounting irregularities, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Company and HFS asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff has advised the Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the financial condition, results of operations and cash flows of the Parent Company which could have a material adverse impact on the financial condition or cash flows of the Company.

The staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for the periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined what the impact of SFAS No. 133 will have on its financial statements.

Year 2000 Compliance

The Company currently is in the process of identifying, evaluating and implementing changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process data from and after January 1, 2000 and beyond. Major areas of potential business impact have been identified and are being reviewed, and initial conversion efforts are underway. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The total future cost of compliance associated with identified actions is anticipated to be approximately $10 million. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year.

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

      One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. The six months ended June 30, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect the 1998 net earnings of the Company based on current positions.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The discussion contained under the heading "Subsequent Event - Parent Company Litigation" in Note 5 contained in Part 1 - Financial Information, Item 1 - Financial Statements, is incorporated herein by reference in its entirety.

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PHH CORPORATION



Date:    August 14, 1998         By:       /s/ Scott E. Forbes
                                        ------------------------
                                          Scott E. Forbes
                                          Executive Vice President and
                                          Chief Accounting Officer

EXHIBIT 12

                        PHH Corporation and Subsidiaries
                Computation of Ratio of Earnings to Fixed Charges
                                  (In millions)




                                                         Six Months
                                                       Ended June 30,
                                                 1998                  1997
                                            -------------         -------------
Income (loss) before income taxes           $       199.4         $       (88.0)
Plus: Fixed charges                                 171.4                 125.8
                                            -------------         -------------

Earnings available to cover
   fixed charges                                    370.8                  37.8
                                            -------------         -------------

Fixed charges (1):
   Interest including amortization
   and deferred loan costs                          169.5                 122.2
   Interest portion of rental payment                 1.9                   3.6
                                            -------------         -------------

Total fixed charges                         $       171.4         $       125.8
                                            =============         =============


Ratio of earnings to fixed charges(2)               2.16x                 0.30x





(1) Fixed charges consist of interest expense on all indebtedness (including amortization of deferred financing costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals). The substantial portion of interest expense in incurred on debt, which is used to finance the Company's fleet leasing, mortgage service and relocation service activities.

(2) For the six months ended June 30, 1998, income before income taxes includes a reversal of the prior year's merger-related charges in the amount of $6.3 million. Excluding the reversal, the ratio of earnings to fixed charges would be 2.13x. For the six months ended June 30, 1997 loss before income taxes includes non-recurring merger-related charges associated with the HFS Merger in the amount of $215.8 million ($176.3 million after-tax). Excluding the charges, the ratio of earnings to fixed charges would be 2.02x.