Form 10-Q/A
period 1998-06-30
PHH CORP
filed 1998-08-14
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                           Commission File No. 1-7797

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

As a result of the aforementioned accounting irregularities, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Parent Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Parent Company and HFS asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

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

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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