Form 10-K/A
period 1997-12-31
PHH CORP
filed 1998-10-27
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-K/A

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

                                 PHH CORPORATION

PART I

Item 1. Business

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and becoming a wholly owned subsidiary of HFS (the "HFS Merger"). In connection with the HFS Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. On December 17, 1997, pursuant to a merger agreement between CUC International Inc. ("CUC") and HFS, HFS was merged into CUC (the "Cendant Merger"), with CUC surviving and changing its name to Cendant Corporation ("Cendant"). As a result of the Cendant Merger, the Company became a wholly owned subsidiary of Cendant.

As part of Cendant's ongoing evaluation of its business units, the Company may from time to time explore its ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on the Company of such transactions. Among the factors the Company will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on the Company and Cendant.

In connection with the HFS Merger, the Company's fiscal year was changed from a year ending on April 30 to a year ending on December 31.

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

Certain statements in this Annual Report on Form 10-K/A, including without limitation certain matters discussed in "Item 7. Management's Narrative Analysis of Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates, outcome of the pending litigation relating to the accounting irregularities at Cendant, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems as applications, the effect of any corporate transactions, including any divestitures, and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such   forward-looking
statements.

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

     In 1997, the Company formed a joint venture to operate the fuel and expense management card programs. As part of the formation of the joint venture, the Company sold 50 percent of its interest in its United States service card business to First USA Paymentech, Inc. the Company subsequently terminated the joint venture by repurchasing First USA Paymentech's interest in the joint venture in December 1997. The joint venture offers a MasterCard--branded fleet card that provides a single card payment mechanism for fuel, maintenance, purchasing, travel and entertainment. The Company believes the joint venture will provide opportunities for continued growth in the service card business in future years.

         The Company also provides a fuel and expense management program and a centralized billing service for companies operating truck fleets in each of the United Kingdom, Republic of Ireland and Germany. Drivers of the clients' trucks are furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations, which participate in this program. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the truck stop or service stations and/or the fleet operator and are based upon the total amount of fuel purchased or the number of transactions processed.

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

         Competitive Conditions. The principal methods of competition within relocation services are service quality and price. In each of the United States and Canada, there are two major national providers of such services. The Company is the market leader in the United States and Canada, and third in the United Kingdom.

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

Item 2.  Properties

The offices of VMS operations in North America are located throughout the U.S. and Canada. Primary office facilities are located in a six-story, 200,000 square foot office building in Hunt Valley, Maryland, leased until September 2003 and offices in Mississauga, Canada, consisting of 70,902 square feet, leased until February 2003.

The Cendant Mobility operations for North America occupy approximately 509,000 square feet in various offices located throughout the U.S. and Canada. The primary office facilities are located in Danbury, Connecticut, one building having approximately 300,000 square feet, leased until July, 2008 and the other having 30,000 square feet, leased until December 2003.

Cendant Mortgage operations are located in several offices in Mount Laurel, New Jersey and have various lease expiration dates. The primary building consists of 127,000 square feet and the lease expires in March, 1997.

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

As a result of previously announced accounting irregularities at Cendant, the Company's parent, Cendant is subject to numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the Securities and Exchange Commission and the United States Attorney for the District of New Jersey are conducting investigations relating to Cendant's accounting issues. The staff of the SEC has advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law occurred. (See Footnote 15 to the Consolidated Financial Statements).

Item 4.  Results of Votes of Security Holders

Not Applicable

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Not Applicable

Item 6.  Selected Financial Data

Not Applicable

Item 7. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources

Pursuant to a merger agreement (the "Merger Agreement") by and among PHH Corporation (the "Company"), HFS Incorporated ("HFS") and Mercury Acquisition Corp. ("Mercury"), a wholly owned subsidiary of HFS, effective April 30, 1997, Mercury was merged into the Company, with the Company being the surviving corporation, and the Company became a wholly owned subsidiary of HFS (the "HFS Merger"). In connection with the HFS Merger, all outstanding shares of the Company's common stock, including shares issued to holders of the Company's employee stock options, were converted into approximately 30.3 million shares of HFS common stock. On December 17, 1997, pursuant to a merger agreement between CUC International, Inc. ("CUC") and HFS, HFS was merged into CUC (the "Cendant Merger"), with CUC surviving and changing its name to Cendant Corporation ("Cendant" or the "Parent Company"). As a result of that merger, the Company became a wholly owned subsidiary of Cendant.

As part of Cendant's ongoing evaluation of its business units, the Company may from time to time explore its ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on the Company of such transactions. Among the factors the Company will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on the Company and Cendant.

In connection with the HFS Merger, the Company's fiscal year end was changed from April 30 to December 31.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K/A. As discussed in Note 3 to the consolidated financial statements, included elsewhere herein, the 1997 financial statements have been restated.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Net Revenue

Net revenue of the Company increased 19% to $860.6 million in 1997 from $725.7 million in 1996. The increase reflects higher revenues in both the Company's fleet management and real estate segments. Fleet management net revenues were $271.9 million in 1997 compared to $255.9 million in 1996. Real estate net revenues of $588.6 million in 1997 increased $118.8 million or 25% from 1996. The real estate segment experienced higher revenues within the underlying relocation and mortgage businesses. Relocation services revenue increased $67.3 million. Mortgage services revenues rose to $179.2 million in 1997, a 40% increase from 1996, primarily due to a 40% increase in the volume of loan closings and an 18% increase in the portfolio of loans serviced.

Total Expenses

Total expenses increased $314.6 million (57%) from $549.4 million in 1996 to $864.0 in 1997. Total expenses in 1997 include $251.0 million of non-recurring merger-related charges associated with the HFS Merger ($208.8 million charge) and the Cendant Merger ($42.2 million charge). The improved operating margins reflect operational efficiencies realized primarily from the restructuring of the Company's fleet management and relocation businesses in connection with the aforementioned mergers.

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

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage banking services, the Company funds the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets

The Company supports purchases of leased vehicles, equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are not classified as long-term debt based on contractual maturities but rather are included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. In addition, the Company has successfully completed and continually pursues opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, the Company commenced a program to sell originated mortgage loans to an unaffiliated buyer, at the option of the Company, up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, however, servicing rights are retained by the Company.

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

In October 1998, Moody's and Standard and Poors ("S&P"), reduced the Company's long-term and short-term debt ratings to A3/P2 and A-/A2, respectively from A2/P1 and A+/A1, respectively. The Company's long-term and short-term debt ratings remain A+/F1 and A+/D1 with Fitch IBCA and Duff & Phelps, respectively. While the recent downgrading has caused the Company to incur an increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

The Company expects to continue to have broad access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, the Company will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining the fee-related servicing responsibility. At June 30, 1998, the Company's outstanding debt was comprised of commercial paper, medium-term notes and other borrowings of $3.2 billion, $3.4 billion, and $0.2 billion, respectively.

The Company filed a shelf registration statement with the Securities and Exchange Commission effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance the assets under management and mortgage programs and for general corporate purposes. As of July 31, 1998, the Company had issued $795 million of medium-term notes under this shelf registration statement.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains a $2.5 billion syndicated unsecured credit facility, which is backed by domestic and foreign banks and is comprised of $1.25 billion lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, the Company has a $200 million revolving credit facility, which matures on June 24, 1999 and has approximately $186 million of uncommitted lines of credit with various financial institutions which were unused at June 30, 1998. Management closely evaluates the credit quality of the banks and also the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

On July 10, 1998, the Parent Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy for the Company of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if upon giving effect to such dividends and/or loan, the Company's debt to equity ratio exceeds 8 to 1.

Litigation

As a result of the accounting irregularities, which were discovered in the former CUC business units, numerous purported class action lawsuits, a purported derivative lawsuit and an individual lawsuit have been filed against the Parent Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Parent Company and HFS, asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. (See Note 15 to the cosolidated financial statements).

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such Parent Company proceedings could have a material impact on the financial condition and cash flows of the Company.

Impact of New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of an alternative income measurement and its components in the financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998.

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

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 132 effective for the 1998 calendar year end.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for all quarterly and annual periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective January 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements.

Year 2000 Compliance

The Year 2000 presents the risk that information systems will be unable to recognize the process date-sensitive information properly from and after January 1, 2000.

To minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, the Company is continually identifying, evaluating, implementing and testing changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The Company has selected a team of managers to identify, evaluate and implement a plan to bring all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). The Company has substantially completed the Identification and Assessment Phases and has identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software;
(iii) computer hardware components; (iv) electronic data transfer systems between the Company and its customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurance can be made, the Company believes that it has identified substantially all of its systems, applications and related software that are subject to Year 2000 compliance risks and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company has targeted December 31, 1998 for completion of the Implementation Phase. Although the Company has begun the Testing Phase, it does not anticipate completion of the Testing Phase until sometime prior to December 1999.

The Company relies on third party service providers for services such as telecommunications, internet service, utilities, components for its embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company initiated an evaluation of the status of such third party service providers' efforts to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliance within an acceptable timeframe prior to December 31, 1999.

The total cost of the Company's Year 2000 compliance plan is anticipated to be $23 million. Approximately $12 million of these costs had been incurred through September 30, 1998, and the Company expects to incur the balance of such costs to complete the compliance plan. The Company has been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on the Company's future results of operations are not anticipated to be material in any given year. However, if year 2000 modifications and conversions are not made, or are not completed in time, the Year 2000 problem could have a material impact on the operations and financial condition of the Company.

THE ESTIMATES AND CONCLUSIONS HEREIN ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS OF COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S SERVICE PROVIDERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     In normal operations, the Company must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

     The Company uses various financial instruments, particularly interest rate and currency swaps, but also options, floors and currency forwards, to manage its respective interest rate and currency risks. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposure. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 14 and 18.

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

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would not materially effect the 1998 net earnings of the Company based on year-end 1997 positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1997 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect the 1998 net earnings of the Company based on year-end 1997 positions.

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

         3-2      By-Laws of PHH Corporation, as amended October (filed as
                  Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).(*)

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

     Exhibit No.
         4-4 Indenture between PHH Corporation and Bank of New York, Trustee Dated as of June 5, 1997, filed as Exhibit 4(a)(11) to Registration Statement 333-27715(*).

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

         23.2     Consent of KPMG Peat Marwick LLP.(**)

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


Exhibit No.

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

                                   PHH CORPORATION


                                   By:   /s/  Robert D. Kunisch
                                         Robert D. Kunisch
October 26, 1998                         Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/Robert D. Kunisch
October 26, 1998
Robert D. Kunisch
Chief Executive Officer and President


Principal Financial Officer:

/s/  Michael P. Monaco
October 26, 1998
Michael P. Monaco
Executive Vice President,
Chief Financial Officer and Assistant Treasurer


Principal Accounting Officer:

/s/  Scott Forbes
October 26, 1998
Scott Forbes
Executive Vice President

Board of Directors:

/s/  James E. Buckman
October 26, 1998
James E. Buckman
Director

/s/  Stephen P. Holmes
October 26, 1998
Stephen P. Holmes
Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholder of PHH Corporation


We have audited the consolidated balance sheet of PHH Corporation and its subsidiaries (a wholly-owned subsidiary of Cendant Corporation), (the "Company") as of December 31, 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PHH Corporation for the year ended December 31, 1996 and the year ended January 31, 1996.

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

We also audited the adjustments described in Note 4 that were applied to restate the financial statements to give effect to the merger of Cendant Corporation's relocation business with the Company, which has been accounted for in a manner similar to a pooling-of-interests. Additionally, we also audited the reclassifications described in Note 4 that were applied to restate the December 31, 1996 and January 31, 1996 financial statements to conform to the presentation used by Cendant Corporation. In our opinion, such adjustments and reclassifications are appropriate and have been properly applied.

As discussed in Note 3, the accompanying consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations, shareholder's equity and cash flows for the period then ended have been restated.


Deloitte & Touche LLP
Parsippany, New Jersey
October 22, 1998

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
PHH Corporation

We have audited the consolidated balance sheet of PHH Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and January 31, 1996, before the restatement and reclassifications described in Notes 4 and 7 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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





                                                           KPMG Peat Marwick LLP
Baltimore, Maryland
April 30, 1997

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)





                                                                                              Year Ended
                                                                         ------------------------------------------------
                                                                                    December 31,              January 31,
                                                                              1997             1996              1996
                                                                         -------------------------------    -------------
                                                                           As Restated
                                                                            (Note 3)
REVENUES
   Fleet management services                                             $     212,427    $      199,206    $     206,798
   Relocation services, net of interest                                        409,385           342,064          258,707
   Mortgage services (net of amortization of mortgage
     servicing rights and interest of $180,621
     $116,897 and $80,536, respectively)                                       179,241           127,729           93,251
                                                                         -------------    --------------    -------------
Service fees - net                                                             801,053           668,999          558,756
Fleet leasing (net of depreciation and interest costs of
     $1,205,184, $1,132,408 and $1,088,993, respectively)                       59,497            56,660           52,079
                                                                         --------------   --------------    -------------
Net revenues                                                                   860,550           725,659          610,835
                                                                         --------------   --------------    -------------

EXPENSES
Operating                                                                      422,870          346,917           280,875
General and administrative                                                     164,341           173,877          164,524
Merger-related costs and other unusual charges                                 251,048                --               --
Depreciation and amortization                                                   25,726            28,577           32,321
                                                                         --------------   --------------    -------------
Total expenses                                                                 863,985           549,371          477,720
                                                                         --------------   --------------    -------------

Income (loss) before income taxes                                               (3,435)          176,288          133,115

Provision for income taxes                                                      44,156            71,818           54,995
                                                                         --------------   --------------    -------------

Net income (loss)                                                        $     (47,591)   $      104,470    $      78,120
                                                                         ==============   ==============    =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                                  December 31,
                                                                                        -------------------------------
                                                                                             1997             1996
                                                                                        -------------     -------------
                                                                                          As Restated
ASSETS                                                                                     (Note 3)

Cash and cash equivalents                                                               $       2,102     $      13,779
Restricted cash                                                                                23,727            89,849
Accounts and notes receivable,
     net of allowance for doubtful accounts
     of $12,058 and $8,157, respectively                                                      567,598           540,569

Property and equipment - net                                                                  104,062            92,145
Goodwill -  net                                                                                22,409            47,279
Other assets                                                                                  296,852           184,400
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                             1,016,750           968,021
                                                                                        -------------     -------------

Assets under management and mortgage programs:
     Net investment in leases and leased vehicles                                           3,659,049         3,418,666
     Relocation receivables                                                                   775,284           773,326
     Mortgage loans held for sale                                                           1,636,341         1,248,299
     Mortgage servicing rights                                                                373,049           288,943
                                                                                        -------------     --------------
                                                                                            6,443,723         5,729,234
                                                                                        -------------     -------------

TOTAL ASSETS                                                                            $   7,460,473     $   6,697,255
                                                                                        =============     =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                                   December 31,
                                                                                          -----------------------------
                                                                                               1997           1996
                                                                                          --------------  -------------
                                                                                            As Restated
LIABILITIES AND SHAREHOLDER'S EQUITY                                                        (Note 3)

Accounts payable and accrued liabilities                                                  $      692,471  $     591,589

Deferred revenue                                                                                  53,261         42,045
                                                                                          --------------  --------------
Total liabilities exclusive of liabilities under programs                                        745,732        633,634
                                                                                          --------------  --------------

Liabilities under management and mortgage programs:
     Debt                                                                                      5,602,600      5,089,943
                                                                                          --------------  -------------
     Deferred income taxes                                                                       295,707        281,948
                                                                                          --------------  -------------

Total liabilities                                                                              6,644,039      6,005,525
                                                                                          --------------  -------------

Commitments and contingencies (Note 15)

SHAREHOLDER'S EQUITY
Preferred stock - authorized 3,000,000 shares                                                         --            --
Common stock, no par value - authorized 75,000,000 shares;
     issued and outstanding 100 and 34,956,835 shares, respectively                              289,157        101,143
Retained earnings                                                                                544,716        598,951
Currency translation adjustment                                                                  (17,439)        (8,364)
                                                                                          --------------  -------------
TOTAL SHAREHOLDER'S EQUITY                                                                       816,434        691,730
                                                                                          --------------  -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                $    7,460,473  $   6,697,255
                                                                                          ==============  =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                                      Currency
                                                          Common Stock                Retained       Translation
                                                    Shares            Amount          Earnings        Adjustment
                                                  ----------      -----------       -------------    ------------
Balance, February 1, 1995                         33,722,486      $    78,072       $     466,562    $   (18,855)
   Net  income                                             -                -              78,120              -
   Cash dividends declared                                 -                -             (22,812)             -
   Currency translation adjustment                         -                -                   -         (4,245)
   Stock option plan transactions,
     net of related income tax benefits              781,062           13,729                   -              -
   Repurchases of common stock                       (15,800)            (282)                  -              -
                                                 ------------     ------------      -------------    -----------

Balance, January 31, 1996                         34,487,748           91,519             521,870        (23,100)
   Less January 1996 activity:
     Net loss                                              -                -              (8,264)             -
     Cash dividend declared                                -                -               5,859              -
     Currency translation adjustment                       -                -                   -          2,380
     Stock option plans transactions,
       net of related income tax benefits            (35,400)            (635)                  -              -

   Net income                                              -                -             104,470              -
   Cash dividends declared                                 -                -             (24,984)             -
   Currency translation adjustment                         -                -                             12,356
   Stock option plan transactions,
     net of related income tax benefits              504,487           10,259                   -              -
                                                 -----------      -----------       -------------    -----------

Balance, December 31, 1996                        34,956,835          101,143             598,951         (8,364)

   Net loss, as restated (Note 3)                          -                -             (47,591)             -
   Cash dividends declared                                 -                -              (6,644)             -
   Currency translation adjustment                         -                -                   -         (9,075)
   Stock option plan transactions
     net of related income tax benefits              876,264           22,014                   -              -
   Retirement of common stock                    (35,832,999)               -                   -              -
   Parent company capital contribution                     -          166,000                   -              -
                                                 -----------      -----------       -------------    -----------
Balance, December 31, 1997,
   as restated (Note 3)                                  100      $   289,157       $     544,716    $   (17,439)
                                                 ===========      ============      =============    ============


See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                  Year Ended
                                                                         --------------------------------------------------
                                                                                    December 31,                January 31,
                                                                              1997               1996               1996
                                                                         -------------------------------       ------------
                                                                          As Restated
Operating Activities:                                                        (Note 3)
Net income (loss)                                                        $     (47,591)      $   104,470       $     78,120
Merger-related costs and other unusual charges                                 251,048                 -                 -
Payments of merger-related costs and other unusual charge liabilities         (149,702)                -                 -
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
Depreciation and amortization                                                   25,726            28,577             32,321
Gain on sales of mortgage servicing rights                                     (15,849)           (5,194)           (17,400)
Accounts and notes receivable                                                  (15,529)          (21,037)           (31,079)
Accounts payable and other accrued liabilities                                  27,805            28,168             52,778
Other                                                                          108,433            74,172             62,563
                                                                         --------------      -----------        -----------
                                                                               184,341           209,156            177,303
                                                                         -------------       -----------        -----------
Increase (decrease) from changes in assets under
   management and mortgage programs:
   Depreciation and amortization under
     management and mortgage programs                                        1,121,941         1,021,761            960,913
   Mortgage loans held for sale                                               (388,042)          (73,308)          (139,520)
                                                                         --------------      ------------       ------------
Net cash provided by operating activities                                      918,240         1,157,609            998,696
                                                                         -------------       ------------       ------------

Investing Activities:
Assets under management and mortgage programs:
   Investment in leases and leased vehicles                                 (2,068,818)       (1,901,265)        (2,008,559)
   Repayment of investment in leases and leased vehicles                       588,981           595,852            576,670
   Equity advances on homes under management                                (6,844,522)       (4,307,978)        (6,238,538)
   Payments received on advances on homes under management                   6,862,572         4,348,857          6,070,490
   Additions to mortgage servicing rights                                     (270,463)         (164,393)          (130,135)
   Proceeds from sales and transfers of leases and leased vehicles             186,424           162,839            109,859
                                                                         -------------       -----------        -----------
                                                                            (1,545,826)       (1,266,088)        (1,620,213)
Funding of grantor trusts                                                            -           (89,849)                 -
Additions to property and equipment - net                                      (43,724)          (17,584)           (20,052)
Proceeds from sale of subsidiary                                                     -            38,018                  -
Other                                                                           25,173             4,271              2,926
                                                                         --------------      ------------       -----------
Net cash used in investing activities                                       (1,564,377)       (1,331,232)        (1,637,339)
                                                                         --------------      ------------       ------------
Financing Activities:
Liabilities under management and mortgage programs:
   Proceeds from debt issuance or borrowings                                 2,816,285         1,656,038          1,858,826
   Principal payments on borrowings                                         (1,692,883)       (1,645,879)        (1,237,021)
   Net change in short term borrowings                                        (613,471)          231,819             17,419
                                                                         --------------      -----------        -----------
                                                                               509,931           241,978            639,224
Parent company capital contribution                                             90,000                 -                  -
Stock option plan transactions, net of related income
   tax benefits                                                                 22,014            10,271             13,729
Payment of dividends                                                            (6,644)          (24,984)           (23,094)
                                                                         --------------      ------------       ------------
Net cash provided by financing activities                                      615,301           227,265            629,859
                                                                         -------------       -----------        -----------

Effect of exchange rates on cash and cash equivalents                           19,159           (46,677)             6,545
                                                                         -------------       ------------       -----------
Increase (decrease) in cash and cash equivalents                               (11,677)            6,965             (2,239)
Cash and cash equivalents at beginning of period                                13,779             6,814              9,053
                                                                         --------------      ------------       ------------
Cash and cash equivalents at end of period                               $       2,102       $    13,779        $     6,814
                                                                         =============       ===========        ============

See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Description of Business

     PHH Corporation together with its wholly owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. On April 30, 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS together with the Company, was merged with and into CUC International Inc. ("CUC")to form Cendant Corporation ("Cendant" or the "Parent Company"), (the "Cendant Merger") (See Notes 5 and 6). Effective with the Cendant Merger, the Company became a wholly owned subsidiary of Cendant. However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements
     and  footnotes  are  presented.   The accompanying  financial  statements
     and notes hereto have been restated for certain adjustments as described in Note 3 and have been updated to disclose reportable events through the date of this filing. A description of the Company's industry segments and underlying businesses are as follows:

     Fleet management segment

o Fleet management. Fleet management services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements. Open-end operating leases and direct financing leases generally have a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically have a longer term, usually 30 months or more, but are cancelable under certain conditions.

     Real estate segment

o Relocation. Relocation services are provided to client corporations and include selling transferee residences, providing equity advances on transferee residences for the purchase of new homes and certain home management services. The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services and property dispositions for financial institutions and government agencies.

o Mortgage. Mortgage services primarily include the origination, sale and servicing of residential first mortgage loans. The Company markets a variety of first mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

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

     Goodwill: Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over the estimated useful lives, ranging over various periods up to a maximum of 40 years. At December 31, 1997 and 1996, accumulated amortization amounted to $19.0 million and $19.7 million, respectively.

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

     Revenues and related costs associated with the resale of a residence are recognized over the period in which services are provided which concludes upon closing of such resale. Relocation services revenue is shown net of costs reimbursed by client corporations and interest expenses incurred to fund the purchase of a transferee's residence. Under the terms of contracts with clients, the Company is generally protected against losses from changes in real estate market conditions. The Company also offers fee-based programs such as home marketing assistance, household goods moves, destination services, and property dispositions for financial institutions and government agencies. Revenues from these fee-based services are recognized when the service is provided.

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

     Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Sales of mortgage securities are recorded on the settlement date. The Company acquires mortgage-servicing rights by originating or purchasing mortgage loans and selling those loans with servicing retained, or it may purchase mortgage-servicing rights separately. The carrying value of mortgage servicing rights is amortized over the estimated life of the related loan portfolio. Such amortization is recorded as a reduction of loan servicing fees in the consolidated statements of income. Gains or losses on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The carrying value of the loans excludes the cost assigned to originated servicing rights (see Note 11). Such gains and losses are also increased or decreased by the amount of deferred mortgage servicing fees recorded.

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

     New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for all quarterly and annual periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective January 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements.

     Reclassifications: Certain reclassifications have been made to the 1997 financial statements to conform to the presentation currently used in 1998.

3.   1997 Restatement

     Subsequent to the issuance of the 1997 consolidated financial statements, management determined that there were errors in the financial statements. Adjustments to correct these errors reduced the net loss by $472,000 ($8.1 million decrease in net income excluding Unusual Charges). Errors relate to the accrual and classification of merger-related costs and other unusual charges ("Unusual Charges") and errors made in conforming the accounting policies when the Company's relocation business was merged with HFS's relocation business (See Note 7). The financial position and results of operations as of and for the year ended December 31, 1997 have been restated to adjust Unusual Charges and to reflect the impact of the accounting changes to conform accounting policies. The effect of the accounting change on the financial statements for periods prior to 1997 was not material.

     Provided below is a reconciliation of the financial results from amounts previously reported to the restated amounts. Certain reclassifications have been made to the previously reported 1997 financial statements to conform to the presentation currently used in 1998.

                             Statement of Operations
                                 (In thousands)



                                                                    Year Ended December 31, 1997
                                                     ---------------------------------------------------
                                                                        Adjustments
                                                      As previously    for accounting          As
                                                        reported          errors            restated
                                                     --------------    --------------   ----------------
Net revenues                                         $     853,678     $       6,872   $         860,550
                                                     -------------     --------------   ----------------
Expenses
   Operating                                               405,514            17,356             422,870
   General and administrative                              162,543             1,798             164,341
   Depreciation and amortization                            25,009               717              25,726
   Merger-related charges costs and other
     unusual charges                                       262,170           (11,122)            251,048
                                                     -------------     --------------   ----------------
Total expenses                                             855,236             8,749             863,985
                                                     -------------     -------------    ----------------

Loss before income taxes                                    (1,558)           (1,877)             (3,435)
Provision for income taxes                                  46,505            (2,349)             44,156
                                                     -------------     --------------   ----------------

Net loss                                             $     (48,063)    $         472    $        (47,591)
                                                     ================  =============    =================

                                  Balance Sheet
                                 (In thousands)



                                                                      At December 31, 1997
                                                     -----------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                     ------------------  ----------------    -------------
Assets
Cash and cash equivalents                            $          2,102    $             -     $       2,102
Receivables, net                                              570,755             (3,157)          567,598
Property and equipment, net                                   105,167             (1,105)          104,062
Other assets                                                  344,346             (1,358)          342,988
                                                     ----------------    ----------------    -------------
Total assets exclusive of
   assets under programs                                    1,022,370             (5,620)        1,016,750
                                                     ----------------    ----------------    -------------
Assets under management
   and mortgage programs                                    6,443,723                  -         6,443,723
                                                     ----------------    ---------------     -------------

Total assets                                         $      7,466,093    $        (5,620)    $   7,460,473
                                                     ================    ================    =============

Liabilities and shareholder's
   equity
   Accounts payable and other                        $        698,500    $        (6,029)    $     692,471
   Deferred revenue                                            53,324                (63)           53,261
                                                     ----------------    ----------------    -------------

Total liabilities exclusive of
   liabilities under programs                                 751,824             (6,092)          745,732
                                                     ----------------    ----------------    -------------
Liabilities under management
   and mortgage programs                                    5,898,307                  -         5,898,307
                                                     ----------------    ---------------     -------------

Total shareholder's equity                                    815,962                472           816,434
                                                     ----------------    ---------------     -------------

Total liabilities and
   shareholder's equity                              $      7,466,093    $        (5,620)    $   7,460,473
                                                     ================    ================    =============

4.   Historical Adjustments

     Certain reclassifications have been made to the historical financial statements of the Company to conform with the presentation used subsequent to the HFS Merger. Additionally, the historical financial statements of the Company have been restated to give effect to the merger of HFS's relocation business with and into the Company (See Note 7). The effect of such reclassifications and restatement (collectively the "Adjustments") were as follows ($000's):

     Statement of Income Data:

                                                                     Year ended January 31, 1996
                                                          ------------------------------------------------
                                                          As previously                            As
                                                            Reported         Adjustments        Adjusted
                                                          -------------    --------------    -------------
     Net revenues                                         $   1,815,120    $  (1,204,285)    $     610,835
     Total expenses                                           1,682,005       (1,204,285)          477,720
     Provision for income taxes                                  54,995                -            54,995
                                                          -------------    -------------     -------------
     Net income                                           $      78,120    $           -     $      78,120
                                                          =============    =============     =============

                                                                    Year ended December 31, 1996
                                                          ------------------------------------------------
                                                          As previously                              As
                                                            Reported         Adjustments         Adjusted
                                                          -------------    --------------    -------------
     Net revenues                                         $   1,938,537    $  (1,212,878)    $     725,659
     Total expenses                                           1,790,317       (1,240,946)          549,371
     Provision for income taxes                                  60,575           11,243            71,818
                                                          -------------    -------------     -------------
     Net income                                           $      87,645    $      16,825     $     104,470
                                                          =============    =============     =============

     Balance Sheet Data:
                                                                       As of December 31, 1996
                                                          ------------------------------------------------
                                                          As previously                             As
                                                            Reported         Adjustments         Adjusted
                                                          -------------    -------------     -------------
     ASSETS
     Total assets exclusive of assets under programs      $     971,074    $      (3,053)    $     968,021
     Assets under management and mortgage programs            5,603,572          125,662         5,729,234
                                                          -------------    -------------     -------------
     TOTAL ASSETS                                         $   6,574,646    $     122,609     $   6,697,255
                                                          =============    =============     =============

     LIABILITIES AND SHAREHOLDER'S EQUITY
     Total liabilities exclusive of liabilities
       under programs                                     $   1,999,790    $  (1,366,156)    $     633,634
     Liabilities under management and
       mortgage programs:
         Debt                                                 3,904,296        1,185,647         5,089,943
         Deferred income taxes                                        -          281,948           281,948
     Shareholder's equity                                       670,560           21,170           691,730
                                                          -------------    -------------     -------------
     TOTAL LIABILITIES AND SHAREHOLDER'S
     EQUITY                                               $   6,574,646    $     122,609     $   6,697,255
                                                          =============    =============     =============

5.   Merger with HFS Incorporated

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

6.   Merger of HFS with CUC

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

7.    Merger of HFS's Relocation Business

     During June 1997, HFS merged its relocation business with and into the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling-of-interests (See Note
     4).

8.   Merger-Related Costs and Other Unusual Charges

     The Company incurred aggregate merger-related costs and other unusual charges ("Unusual Charges") in 1997 of $251.0 million primarily associated with the Cendant Merger and the HFS Merger.

     The Unusual Charges recorded during 1997 related to the aforementioned mergers and the reduction of related liabilities is summarized below by category of expenditure and by charge as follows:

                                  Unusual                                                  Liabilities at
                                  Charges,                        Cash          Non-        December 31,
     (In thousands)            as restated    Adjustments       Payments        Cash           1997
                               -----------  -------------     -----------    ----------    -------------
     Professional fees         $    14,461  $         -       $    13,771     $      -     $         690
     Personnel related             147,663         (110)          101,196       (6,668)           53,025
     Business terminations          68,760            -            32,246       35,007             1,507
     Facility related and other     34,477      (14,203)            2,489        2,240            15,545
                               -----------  ------------      -----------    ----------    -------------
     Total Unusual Charges     $   265,361  $   (14,313)      $   149,702     $ 30,579     $      70,767
                               ===========  ============      ===========    ==========    =============

                                  Unusual                                                  Liabilities at
                                  Charges,                        Cash          Non-        December 31,
     (In thousands)            as restated    Adjustments       Payments        Cash           1997
                               -----------  -------------     -----------     --------     -------------
     Cendant Merger Charge     $    42,236  $         -       $    30,000     $      -     $      12,236
     HFS Merger Charge             223,125      (14,313)          119,702       30,579            58,531
                               -----------  ------------      -----------     --------     -------------
     Total Unusual Charges     $   265,361  $   (14,313)      $   149,702     $ 30,579     $      70,767
                               ===========  ============      ===========     ========     =============

     Cendant Merger Charge

     In connection with the Cendant Merger, the Company recorded a merger-related charge (the "Cendant Merger Charge") of $42.2 million ($29.6 million after tax) of which $30 million was paid through December 31, 1997. The Cendant Merger Charge includes approximately $30 million of termination costs associated with exiting certain activities associated with fleet management operations and a non-compete agreement which was terminated in December 1997 for which $10.7 million of outstanding obligations were paid in January 1998.


     HFS Merger Charge

     The Company incurred $223.1 million of Unusual Charges in the second quarter of 1997 primarily associated with the HFS Merger. During the fourth quarter, as a result of the changes in estimates, the Company reduced certain merger-related liabilities, which resulted in a $14.3 million credit to Unusual Charges. The Company incurred $110.0 million of professional fees and executive compensation expenses directly as a result of the merger, and also incurred $113.1 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The merger afforded the combined Company an opportunity to
     rationalize  its  combined  corporate,   real  estate  and  travel  segment
     businesses, and corresponding support and service functions to gain organizational efficiencies and maximize profits. Such initiatives included 450 job reductions including the elimination of substantially all PHH Corporate functions and facilities in Hunt Valley, Maryland. Management initiated a plan just prior to the merger to continue the downsizing of fleet operations by reducing headcount and eliminate unprofitable products. Management also formalized a plan to centralize the management and head-quarters functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. The real estate segment initiatives resulted in approximately 277 planned job reductions, write-offs of abandoned systems and leasehold assets commencing in the second quarter of 1997.

     Following is a description of costs by type of expenditure and reduction of corresponding liabilities through December 31, 1997:

     Unusual Charges include $135.5 million of personnel-related costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's several corporate relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also include termination benefits such as severance, medical and other benefits. Personnel related charges also include retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the PHH merger agreement. The Company's restructuring plan resulted in the termination of approximately 450 employees (principally corporate employees located in North America), of which approximately 99 were terminated by December 31, 1997. Approximately $101.2 million of personnel related costs were paid in 1997 and $6.7 million of non-cash balance sheet adjustments related to personnel -related liabilities were recorded. Unusual Charges also include professional fees of $14.5 million of which $13.8 million was paid in 1997 and is primarily comprised of investment banking, accounting and legal fees incurred in connection with the PHH Merger. Unusual Charges also include business termination charges of $38.9 million, which are comprised of $25.0 million of costs to exit certain activities primarily within the Company's fleet management business. In connection with the business termination charges, approximately $2.2 million was paid in 1997 and $35.0 million of assets associated with discontinued activities were written off. Facility related and other charges totaling $34.5 million include costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space. In 1997, approximately $2.5 million was paid, $2.2 million of assets were written off and a $14.2 million credit was recorded representing a change in estimate. The remaining facility related obligations will be paid or are otherwise anticipated to be extinguished in 1998.

     The Company had substantially completed the aforementioned restructuring activities by the second quarter of 1998. The $58.5 million of liabilities remaining at December 31, 1997 primarily consist of $40.8 million of severance and benefit plan payments and $15.5 million related to contract, leasehold and lease termination obligations.

9.   Property and Equipment

     Property and equipment consists of ($000's):

                                                             Useful Lives                December 31,
                                                               In Years              1997              1996
                                                             ------------        ------------     ------------
     Land                                                                        $      6,826     $      9,122
     Building and leasehold improvements                        5 - 50                 28,601           55,967
     Furniture, fixtures and equipment                          3 - 10                183,368          145,294
                                                                                 -------------    ------------
                                                                                      218,795          210,383
     Accumulated depreciation and amortization                                       (114,733)        (118,238)
                                                                                 -------------    ------------
     Property and equipment - net                                                $    104,062     $     92,145
                                                                                 =============    ============

10.  Net Investment in Leases and Leased Vehicles

     The net investment in leases and leased vehicles consists of ($000's):

                                                                                             December 31,
                                                                                  ------------------------------
                                                                                       1997             1996
                                                                                  -------------    -------------
     Vehicles under open-end operating leases                                     $   2,640,076    $   2,617,263
     Vehicles under closed-end operating leases                                         577,245          443,853
     Direct financing leases                                                            440,757          356,699
     Accrued interest on leases                                                             971              851
                                                                                  -------------    -------------
     Net investment in leases and leased vehicles                                 $   3,659,049    $   3,418,666
                                                                                  =============    =============


     The Company records the cost of leased vehicles as an "investment in leases and leased vehicles". The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Amounts charged to lessees for interest on the unrecovered investment are credited to income on a level yield method, which approximates the contractual terms. Lessee repayments of investment in leases and leased vehicles for 1997 and 1996 were $1.6 billion, in both 1997 and 1996 and the ratio of such repayments to the average net investment in leases and leased vehicles in 1997 and 1996 was 46.80% and 47.19%, respectively.

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

     Gross leasing revenues, which are reflected in fleet leasing on the Consolidated Statements of Operations consist of ($000's):

                                                                                  For the Years Ended
                                                                ------------------------------------------------
                                                                          December 31,               January 31,
                                                                     1997             1996              1996
                                                                -------------------------------    -------------
     Operating leases                                           $   1,222,865     $   1,145,745    $   1,098,697
     Direct financing leases, primarily interest                       41,816            43,323           42,375
                                                                -------------     -------------    -------------
                                                                $   1,264,681     $   1,189,068    $   1,141,072
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

11.  Mortgage Loans Held for Sale

     Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. Such mortgage loans are recorded at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. There was no valuation reserve at December 31, 1997 and the valuation reserve was approximately $10.1 million at December 31, 1996. The Company issues mortgage-backed certificates insured or guaranteed by the Fannie Mae Corp.(FNMA), Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association
     (GNMA) and other private insurance agencies. The insurance provided by FNMA and FHLMC and other private insurance agencies are on a non-recourse basis to the Company. However, the guarantee provided by GNMA is only to the extent recoverable from insurance programs of the Federal Housing Administration and the Veterans Administration. The outstanding principal balance of mortgages backing GNMA certificates issued by the Company aggregated approximately $4.6 billion and $3.4 billion at December 31, 1997 and 1996, respectively. Additionally, the Company sells mortgage loans as part of various mortgage-backed security programs sponsored by FNMA, FHLMC and GNMA. Certain of these sales are subject to recourse or indemnification provisions in the event of default by the borrower. As of December 31, 1997, mortgage loans sold with recourse amounted to approximately $58.5 million. The Company believes adequate reserves are maintained to cover all potential losses.

12.  Mortgage Servicing Rights and Fees

     Capitalized mortgage servicing rights and fees activity was as follows ($000's):

                                                Mortgage
                                               Servicing              Impairment
                                              Rights & Fees            Allowance             Total
                                              --------------         -----------        -------------
     Balance February 1, 1995                  $      97,213         $         -        $      97,213
         Additions                                   130,135                   -              130,135
         Amortization                                (28,556)                  -              (28,556)
         Write-down/provision                         (1,630)             (1,386)              (3,016)
         Sales                                        (4,342)                  -               (4,342)
                                               -------------         -----------        -------------
     Balance January 31, 1996                        192,820              (1,386)             191,434
     Less: PHH activity for January
         1996 to reflect change in
         PHH fiscal year                             (14,020)                183              (13,837)

         Additions                                   164,393                   -              164,393
         Amortization                                (51,750)                  -              (51,750)
         Write-down/provision                              -                 622                  622
         Sales                                        (1,919)                  -               (1,919)
                                               -------------         -----------        -------------
     Balance December 31, 1996                       289,524                (581)             288,943
         Additions                                   270,463                   -              270,463
         Amortization                                (95,619)                  -              (95,619)
         Write-down/provision                              -              (4,076)              (4,076)
         Sales                                       (33,125)                  -              (33,125)
         Other                                       (53,537)                  -              (53,537)
                                               -------------         -----------        -------------
     Balance December 31, 1997                 $     377,706         $    (4,657)       $     373,049
                                               =============         ============       =============


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

13.  Liabilities Under Management and Mortgage Programs

     Borrowings to fund assets under management and mortgage programs are classified as "Liabilities under management and mortgage programs" and consists of the following ($000's):

                                                                                December 31,
                                                                       ------------------------------
                                                                           1997              1996
                                                                       -------------    -------------
     Commercial paper                                                  $   2,577,534    $   3,090,843
     Medium-term notes                                                     2,747,800        1,662,200
     Other                                                                   277,266          336,900
                                                                       -------------    -------------
     Liabilities under management and mortgage
          programs - debt                                              $   5,602,600    $   5,089,943
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

     The Company maintains a $2.5 billion syndicated unsecured credit facility backed by a consortium of domestic and foreign banks. The facility is comprised of $1.25 billion of credit lines maturing in 364 days and $1.25 billion maturing in five years. Under this facility and prior facilities, the Company is obligated to pay annual commitment fees, which were $1.7 million, $2.4 million and $2.3 million for the years ended December 31, 1997, 1996 and January 31, 1996, respectively. The Company had other unused lines of credit of $180.7 and $301.5 million at December 31, 1997 and 1996, respectively, with various banks.

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

     Projections of estimated liquidations of assets under management and mortgage programs and the related estimated repayments of liabilities under management and mortgage programs as of December 31, 1997, are set forth as follows ($000's):


                                               Assets under Management          Liabilities under Management
         Years                                  and Mortgage Programs            and Mortgage Programs  (1)
         -----                               --------------------------         -----------------------------

         1998                                    $   3,321,381                           $  2,746,592
         1999                                        1,855,212                              1,702,595
         2000                                          838,564                                766,357
         2001                                          272,835                                245,761
         2002                                           92,901                                 84,357
         2003-2007                                      62,830                                 56,938
                                                 -------------                          -------------
                                                 $   6,443,723                          $   5,602,600
                                                 =============                          =============


     --------------
     (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.

14.  Fair Value of Financial Instruments and Servicing Rights

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, are as follows ($000's):


                                                    1997                                1996
                                    -------------------------------------  -------------------------------------
                                                              Estimated                              Estimated
                                     Notional     Carrying       Fair        Notional     Carrying      Fair
                                      Amount       Amount        Value        Amount       Amount      Value
                                    -----------  -----------  -----------  -----------  -----------  -----------
   Other assets:
     Investment in mortgage
       securities under management
       and mortgage programs        $         -  $    48,020  $    48,020  $         -  $         -  $         -
   Assets under management and
   mortgage programs:
     Relocation receivables                   -      775,284      775,284            -      773,326      773,326
     Mortgage loans held for sale             -    1,636,341    1,668,140            -    1,248,299    1,248,299
     Mortgage servicing rights                -      373,049      394,572            -      288,943      324,135
   Liabilities under management
     and mortgage programs:
     Debt                                     -    5,602,600    5,604,237            -    5,089,943    5,089,943
   Off balance sheet:
     Interest rate swaps              2,550,143            -            -    1,670,155            -            -
       In a gain position                     -            -        5,550            -            -        2,457
       In a loss position                     -            -       (3,865)           -            -      (10,704)
     Foreign exchange forwards          415,453            -        2,533      329,088            -       10,010
   Mortgage-related positions:(a)
       Forward delivery
         commitments                  2,582,500       19,437      (16,184)   1,703,495       11,425        7,448
         Option contracts to sell       290,000          539           -       265,000          952          746
         Option contracts to buy        705,000        1,094        4,355      350,000        1,346         (463)
     Treasury options used to hedge
       servicing rights                 331,500        4,830        4,830      313,900        1,327          278
     Constant maturity
       treasury floors                  825,000       12,530       17,100            -            -            -
     Interest rate swaps                175,000        1,250        1,250            -            -            -


     ---------
     (a) Gains (losses) on mortgage-related positions are included in the determination of market value of mortgage loans held for sale.

15.  Commitments and Contingencies

     Leases. The Company has noncancelable operating leases covering various equipment and facilities. Rental expense for the years ended December 31, 1997 and 1996 and January 31, 1996 approximated $22.5 million, $24.6 million and $24.3 million, respectively.

     Future minimum lease payments required under non-cancelable operating leases as of December 31, 1997 are as follows ($000's):

              1998                            $   22,141
              1999                                22,072
              2000                                20,207
              2001                                13,463
              2002                                11,417
              Thereafter                          34,219
                                              ----------
              Total minimum lease payments    $  123,519
                                              ==========

     Parent Company Investigation and Litigation. On April 15, 1998, Cendant announced that it discovered accounting irregularities in the former CUC business units. Since the Parent Company's announcement and prior to the date hereof, seventy-one purported class action lawsuits and one individual lawsuit have been filed against the Parent Company and certain current and former officers and directors of the Parent Company and HFS, asserting various claims under the federal securities laws (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Parent Company's PRIDES securities offering; two others also name Ernst & Young LLP, the Parent Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania and one has been filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Parent Company moved to dismiss or stay the Federal Securities Actions filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998, without prejudice to the plaintiff's right to re-file the case in the District of New Jersey.

     Certain of these Federal Securities Actions purport to be brought on behalf of purchasers of the Parent Company's common stock and/or options on common stock during various periods, most frequently beginning May 28, 1997 and ending April 15, 1998 (although the alleged class periods begin as early as March 21, 1995 and end as late as July 15, 1998). Others claim to be brought on behalf of persons who exchanged common stock of HFS for the Parent Company's common stock in connection with the Merger. Some plaintiffs purport to represent both of these types of investors. In addition, eight actions pending in the District of New Jersey purport to be brought, either in their entirety or in part, on behalf of purchasers of the Parent Company's PRIDES securities. The complaints in the Federal
     Securities Actions allege, among other things, that as a result of accounting irregularities, the Parent Company's previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused the prices of the Parent Company's securities to be inflated artificially. The Federal Securities Actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and Rule
     14a-9 promulgated thereunder, Section 20(a) of the Exchange Act, and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). Certain actions also allege violations of common law. The individual action also alleges violations of Section

     18(a) of the Exchange Act and the Florida securities law. The class action complaints seek damages in unspecified amounts. The individual action seeks damages in the amount of approximately $9 million plus interest and expenses.

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs and lead counsel to represent all potential class members in the consolidated action. He has also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998. The selection of lead counsel is pending.

     In addition, on April 27, 1998, a purported shareholder derivative action, Deutch v Silverman, et al., No. 98-1998 (WHW), was filed in the District of New Jersey against certain of the Parent Company's current and former directors and officers; The Bear Stearns Companies, Inc.; Bear Stearns & Co. Inc.; and, as a nominal party, the Parent Company. The complaint in the Deutch action alleges that certain individual officers and directors of the Parent Company breached their fiduciary duties by selling shares of the Parent Company's stock while in possession of non-public material information concerning the accounting irregularities. The complaint also alleges various other breaches of fiduciary duty, mismanagement, negligence and corporate waste and seeks damages on behalf of the Parent Company.

     Another action, entitled Corwin v Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Parent Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Parent Company's shares in connection with the Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are and were directors of Cendant and HFS. The complaint in the Corwin action alleges that defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Merger, in that they failed to properly investigate the operations and financial statements of the Parent Company before approving the Merger at an allegedly inadequate price. The amended compliant also alleges that the Parent Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recision of the Merger and compensation for all losses and damages allegedly suffered in connection therewith.

     The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

     In connection with the Cendant Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Parent Company's common stock and options exercisable for the Parent Company's common stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Parent Company that they believe they have claims against the Parent Company in connection with such exchange. In addition, certain current and former officers and directors of the Parent Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Parent Company is named as a defendant by virtue of their have been HFS stockholders at the time of the Merger.

     While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such Parent Company proceedings could have a material adverse impact on the financial condition and cash flows of the Company.

     Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

16.  Income Taxes

     The income  tax  provision consists of ($000's):

                                                                                 For the Years Ended
                                                              -------------------------------------------------
                                                                       December 31,               January 31,
                                                                   1997             1996              1996
                                                              -------------------------------    --------------
     Current
         Federal                                              $      19,267     $      10,527    $      (5,354)
         State                                                        7,243             3,497            7,611
         Foreign                                                     14,338             8,806            7,138
                                                              -------------     -------------    --------------
                                                                     40,848            22,830            9,395
                                                              -------------     -------------    --------------
     Deferred
         Federal                                                      5,697            42,888           43,900
         State                                                         (814)            5,300              700
         Foreign                                                     (1,575)              800            1,000
                                                              -------------     -------------    -------------
                                                                      3,308            48,988           45,600
                                                              -------------     -------------    -------------
     Provision for income taxes                               $      44,156     $      71,818    $      54,995
                                                              =============     =============    =============


     Net deferred income tax assets and liabilities are comprised of the following ($000's):

                                                                                        December 31,
                                                                             -------------------------------
                                                                                  1997               1996
                                                                             -------------     -------------
     Merger-related costs                                                    $      12,817     $           -
     Current net deferred tax asset (accrued liabilities and
         deferred income)                                                           48,530            44,748
                                                                             -------------     -------------
                                                                             $      61,347     $      44,748
                                                                             =============     =============

     Management and mortgage programs:
     Depreciation                                                            $    (233,080)    $    (245,146)
     Unamortized mortgage servicing rights                                         (74,586)          (51,239)
     Accrued liabilities and deferred income                                         9,476             1,359
     Alternative minimum tax and net operating loss carryforwards                    2,483            13,078
                                                                             -------------     --------------
     Net deferred tax liabilities under management
         and mortgage programs                                               $    (295,707)    $    (281,948)
                                                                             ===============   ==============


     The Company has $2.5 million of alternative minimum tax carryforwards at December 31, 1997, which may be carried forward indefinitely.

     The Company paid income taxes of $16.1 million, $2.5 million and $6.3 million for the years ended December 31, 1997, 1996 and January
     31, 1996, respectively.

     The Company's effective income tax rate differs from the statutory federal rate as follows:

                                                                                     For the Years Ended
                                                                      ----------------------------------------
                                                                            December 31,           January 31,
                                                                        1997           1996            1996
                                                                      -----------------------      -----------

     Federal statutory rate                                             (35.0%)         35.0%           35.0%
     Merger-related costs                                             1,203.0%             -               -
     State income taxes net of federal benefit                          121.7%           3.9%            4.1%
     Amortization of non-deductible goodwill                             18.4%            .5%            0.9%
     Foreign tax in excess of domestic rate                             (27.1%)          1.0%            0.9%
     Other                                                                4.5%           0.3%            0.4%
                                                                     ---------      ---------        --------
     Effective tax rate                                               1,285.5%          40.7%           41.3%
                                                                     =========      =========        ========

17.  Employee Benefit Plans

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

     Net costs included the following ($000's):

                                                                                     For the Years Ended
                                                                     -------------------------------------------
                                                                             December 31,            January 31,
                                                                         1997             1996           1996
                                                                     -----------      -----------    -----------
     Service cost                                                    $     5,851      $     5,594    $     4,927
     Interest cost                                                         8,678            8,268          7,391
     Actual return on assets                                              (8,474)         (10,313)        (9,019)
     Net amortization and deferral                                           141            3,905          3,712
                                                                     -----------      ------------   ------------
     Net cost                                                        $     6,196      $     7,454    $     7,011
                                                                     ===========      ===========    ===========


      A summary of the plans' status and the Company's recorded liability recognized in the Consolidated Balance Sheets is as follows ($000's):


      Funded plans                                                                             December 31,
                                                                                          1997           1996
                                                                                      -----------    -----------
      Accumulated benefit obligation:
          Vested                                                                      $    77,182    $    69,743
          Unvested                                                                          8,061          7,058
                                                                                      -----------    -----------
      Total accumulated benefit obligation                                            $    85,243    $    76,801
                                                                                      ===========    ===========


      Projected benefit obligation                                                    $   108,139    $    97,145
      Funded assets, at fair value (primarily common stock and bond
          mutual funds)                                                                  (102,731)       (88,416)
      Unrecognized net (gain) loss from past experience different from that
          assumed and effects of changes in assumptions                                     1,445         (4,544)
      Unrecognized prior service cost                                                         508           (761)
      Unrecognized net obligation                                                            (300)          (356)
                                                                                      -----------    -----------
      Recorded liability                                                              $     7,061    $     3,068
                                                                                      ===========    ===========

      Unfunded plans Accumulated benefit obligation:
          Vested                                                                      $     1,657    $    13,031
          Unvested                                                                             12            601
                                                                                      -----------    -----------
      Total accumulated benefit obligation                                            $     1,669    $    13,632
                                                                                      ===========    ===========


      Projected benefit obligation                                                    $     1,982    $    17,977
      Unrecognized net loss from past experience different from that
          assumed and effects of changes in assumptions                                       (25)        (3,087)
      Unrecognized prior service cost                                                        (175)        (2,641)
      Unrecognized net obligation                                                              --         (1,237)
      Minimum liability adjustment                                                             --          2,620
                                                                                      -----------    -----------
      Recorded liability                                                              $     1,782    $    13,632
                                                                                      ===========    ===========

      Significant percentage assumptions used in determining the cost and related obligations under the domestic pension and unfunded supplemental retirement plans are as follows:


                                                                                       For the Years Ended
                                                                         ------------------------------------------
                                                                                December 31,             January 31,
                                                                           1997             1996            1996
                                                                         -----------------------         ----------
       Discount rate                                                       8.00%            8.00%           8.00%
       Rate of increase in compensation                                    5.00%            5.00%           5.00%
       Long-term rate of return on assets                                 10.00%           10.00%           9.50%



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

       Postretirement benefits other than pensions

       The Company provides health care and life insurance benefits for certain retired employees up to the age of 65. A summary of the plan's status and the Company's recorded liability recognized in the Consolidated Balance Sheets was as follows ($000's):

                                                                                         December 31,
                                                                                    1997            1996
                                                                                -----------     ----------
       Accumulated postretirement benefit obligation:
       Active employees                                                         $     5,829     $    5,811
       Current retirees                                                               2,214          1,670
                                                                                ------------    ----------
       Total accumulated postretirement benefit obligation                            8,043          7,481
       Unrecognized transition obligations                                           (4,506)        (4,799)
       Unrecognized net gain                                                          2,441          1,832
                                                                                -----------       ---------
       Recorded liability                                                       $     5,978       $  4,514
                                                                                ===========       ========


       Net  periodic   postretirement   benefit  costs  included  the  following
       components ($000's):

                                                                                  For the Years Ended
                                                                     -------------------------------------------
                                                                             December 31,            January 31,
                                                                        1997               1996          1996
                                                                     ----------------------------    -----------
       Service cost                                                  $       857      $       830    $       755
       Interest cost                                                         582              526            519
       Net amortization and deferral                                         173              199            237
                                                                     -----------      ------------   -----------
       Net cost                                                      $     1,612      $     1,555    $     1,511
                                                                     ===========      ===========    ===========


       Significant percentage assumptions used in determining the cost and obligations under the postretirement benefit plan are as follows:

                                                                                         For the Years Ended
                                                                          -------------------------------------------
                                                                               December 31,               January 31,
                                                                              1997        1996               1996
                                                                          -------------------------       -----------
       Discount rate                                                       8.00%            8.00%            8.00%
       Health care costs trend rate for subsequent year                    8.00%           10.00%           10.00%







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

18.  Derivative Financial Instruments

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

     The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps employed at December 31, 1997 ($000's):


                                                                                Maturities
                                          -----------------------------------------------------------------------------
                                              Total       1998       1999       2000       2001       2002       2003
                                          -----------  ---------  ---------  ---------  ---------  ---------  ---------
     United States
     Commercial Paper:
       Pay fixed/receive floating:
       Notional value                      $  355,753  $ 184,276  $ 110,146  $  40,631  $  11,825  $   3,375  $   5,500
       Weighted average receive rate                       5.68%      5.68%      5.68%      5.68%      5.68%      5.68%
       Weighted average pay rate                           6.25%      6.29%      6.19%      6.28%      6.40%      6.61%

        Medium-Term Notes:
       Pay floating/receive fixed:
       Notional value                         586,000    500,000                86,000
       Weighted average receive rate                       6.12%                 6.71%
       Weighted average pay rate                           5.89%                 5.89%

       Pay floating/receive floating:
       Notional value                         965,000    965,000
       Weighted average receive rate                       5.76%
       Weighted average pay rate                           5.70%

      Canada
       Commercial Paper:
       Pay fixed/receive floating:
       Notional value                          54,814     29,574     18,388      5,943        909
       Weighted average receive rate                       4.53%      4.53%      4.53%      4.53%
       Weighted average pay rate                           5.36%      5.12%      4.89%      4.93%

       Pay floating/receive floating:
       Notional value                          59,746     31,178     16,709      6,498      5,060        301
       Weighted average receive rate                       5.88%      5.88%      5.88%      5.88%      5.88%
       Weighted average pay rate                           4.91%      4.91%      4.91%      4.91%      4.91%

       Pay floating/receive fixed:
       Notional value                          28,273     28,273
       Weighted average receive rate                       3.68%
       Weighted average pay rate                           4.53%

     UK
     Commercial Paper:
       Pay floating/receive fixed:
       Notional value                         491,496    174,644    167,546    113,898     35,408
       Weighted average receive rate                       7.22%      7.15%      7.24%      7.28%
       Weighted average pay rate                           7.69%      7.69%      7.69%      7.69%

     Germany
     Commercial Paper:
       Pay fixed/receive fixed:
       Notional value                     $     9,061  $   2,548  $ (5,663)  $   3,115  $   9,061
       Weighted average receive rate                       3.76%      3.76%      3.76%      3.76%
       Weighted average pay rate                                      5.34%      5.34%      5.34%      5.34%
                                          -----------  ---------  ---------  ---------  ---------  ---------  ---------
     Total                                $ 2,550,143 $1,915,493  $ 307,126  $ 256,085  $  62,263  $   3,676  $   5,500
                                          =========== ==========  =========  =========  =========  =========  =========

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

19.  Industry Segment Information

     The Company's operations are classified into two industry segments: fleet management and real estate. See Note 1 for a description of the Company?s industry segments and the underlying businesses comprising such segments.

     Operations by segment ($000's):

     Year Ended December 31, 1997

                                                          Fleet           Real
                                                       Management        Estate           Other       Consolidated
                                                     -------------     -----------    -----------    -------------
     Net revenues                                    $     271,924     $   588,626    $         -    $   860,550
     Operating income (loss)(1)                             33,541         116,665       (153,641)        (3,435)
     Identifiable assets                                 3,995,826       3,307,378        157,269      7,460,473
     Depreciation and amortization                          12,516          13,210              -         25,726
     Capital expenditures                                   16,781          39,189          2,943         58,913


     -------------------
     (1) Operating income (loss) includes merger-related charges associated with business combinations of $61.1 million, $34.5 million and $155.4 million applicable to the fleet management, real estate and other segment (corporate expenses).

     Year Ended December 31, 1996

                                                         Fleet            Real
                                                       Management        Estate        Consolidated
                                                     -------------     -----------    -------------
     Net revenues                                    $     255,866     $   469,793    $     725,659
     Operating income                                       76,260         100,028          176,288
     Identifiable assets                                 3,868,472       2,828,783        6,697,255
     Depreciation and amortization                          13,214          15,363           28,577
     Capital expenditures                                    9,999          15,385           25,384

     Year Ended January 31, 1996
                                                         Fleet            Real
                                                       Management        Estate        Consolidated
                                                     -------------     -----------    -------------
     Net revenues                                    $     258,877     $   351,958    $     610,835
     Operating income (loss)                                56,918          76,197          133,115
     Identifiable assets                                 3,649,654       2,125,973        5,775,627
     Depreciation and amortization                          18,837          13,484           32,321
     Capital expenditures                                    9,872          11,159           21,031



The Company's operations outside of North America principally include fleet management and corporate relocation business operations in Europe. Geographic operations of the Company are as follows ($000's):


                                                          North
     Year Ended December 31, 1997                        America         Europe        Consolidated
     ----------------------------                    -------------     -----------    -------------
     Net revenues                                    $     746,986     $   113,564    $     860,550
     Operating income                                      (37,623)         34,188           (3,435)
     Identifiable assets                                 6,592,143         868,330        7,460,473

     Year Ended December 31, 1996
     Net revenues                                          658,327          67,332          725,659
     Operating income                                      154,103          22,185          176,288
     Identifiable assets                                 5,977,267         719,988        6,697,255



                                                          North
     Year Ended January 31, 1996                         America         Europe        Consolidated
     ----------------------------                    -------------     -----------    -------------
     Net revenues                                    $     548,855     $    61,980    $     610,835
     Operating income                                      119,277          13,838          133,115
     Identifiable assets                                 5,178,710         596,917        5,775,627



20.  Subsequent Event

     Mortgage Facility. The Company's mortgage services subsidiary ("Mortgage Services") entered into a three year agreement effective May, 1998 (the
     "Effective Date") under which an unaffiliated Buyer (the "Buyer") has committed to purchase at Mortgage Services option, mortgage loans originated by Mortgage Services on a daily basis, up to the Buyer's asset limit of $1.5 billion.

     Under the terms of this sale agreement, Mortgage Services retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with options to sell or securitize the mortgage loans into the secondary market.