Form 10-Q/A
period 1998-03-31
PHH CORP
filed 1998-10-27
CIK 77776

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


                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ ]


     The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)




                                                                                       As Restated (Note 2)
                                                                                  ----------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      1998           1997
                                                                                  ------------   -------------
Revenues
   Fleet management services                                                      $    55,431    $      5,962
6,576
   Relocation services, net of interest                                                99,653           84,756
   Mortgage services (net of amortization of
     mortgage servicing rights and
     interest of $48,076, and $30,110, respectively)                                   77,996           33,632
                                                                                  -----------    -------------
Service fees - net                                                                    233,080          184,964

Fleet leasing (net of depreciation and interest
   costs of $311,564 and $286,075, respectively)                                       19,896           14,219
                                                                                  -----------    -------------
Net revenues                                                                          252,976          199,183
                                                                                  -----------    -------------

Expenses
   Operating                                                                          110,918           91,937
   General and administrative                                                          36,616           44,250
   Depreciation and amortization                                                        7,477            6,956
   Merger-related costs and other unusual charges                                       3,141                -
                                                                                  -----------    -------------

Total expenses                                                                        158,152          143,143
                                                                                  -----------    -------------

Income before income taxes                                                             94,824           56,040
Provision for income taxes                                                             32,681           23,618
                                                                                  -----------    -------------

Net income                                                                        $    62,143    $      32,422
                                                                                  ===========    =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                               As Restated
                                                                                (Note 2)
                                                                             -------------
                                                                                March 31,        December 31,
                                                                                  1998                1997
                                                                             -------------       -------------
Assets
Cash and cash equivalents                                                    $      59,403       $       2,102
Restricted cash                                                                     13,068              23,727
Accounts and notes receivable,
   net of allowance for doubtful accounts                                          645,327             567,598
Other assets                                                                       375,679             423,323
                                                                             -------------       -------------

Total assets exclusive of assets under programs                                  1,093,477           1,016,750
                                                                             -------------       -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles                                  3,812,610           3,659,049
   Relocation receivables                                                          649,673             775,284
   Mortgage loans held for sale                                                  1,795,783           1,636,341
   Mortgage servicing rights                                                       408,933             373,049
                                                                             -------------       -------------

                                                                                 6,666,999           6,443,723
                                                                             -------------       -------------

Total assets                                                                 $   7,760,476       $   7,460,473
                                                                             =============       =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)






                                                                               As Restated
                                                                                (Note 2)
                                                                             -------------
                                                                                March 31,        December 31,
                                                                                  1998                1997
                                                                             -------------       -------------
Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                     $     733,518       $     692,471

Deferred revenue                                                                    59,655              53,261
                                                                             -------------       -------------

Total liabilities exclusive of liabilities under programs                          793,173             745,732
                                                                             -------------       -------------


Liabilities under management and mortgage programs
   Debt                                                                          5,796,886           5,602,600
                                                                             -------------       -------------
   Deferred income taxes                                                           298,513             295,707
                                                                             -------------       -------------

Total liabilities                                                                6,888,572           6,644,039
                                                                             -------------       -------------


Commitments and contingencies (Note 6)


Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                           --                  --
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 100 shares                                               289,157             289,157
Retained earnings                                                                  606,860             544,716
Accumulated other comprehensive loss                                               (24,113)            (17,439)
                                                                             --------------      --------------

Total shareholder's equity                                                         871,904             816,434
                                                                             -------------       -------------

Total liabilities and shareholder's equity                                   $   7,760,476       $   7,460,473
                                                                             =============       =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                As Restated (Note 2)
                                                                           -------------------------------
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1998            1997
                                                                           -------------     -------------
Operating Activities
Net income                                                                 $      62,143     $      32,422
Payments of merger-related costs and other
   unusual charge liabilities                                                    (22,495)               --
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                      7,477             6,956
Other                                                                              7,509            62,737

Management and mortgage programs:
   Depreciation and amortization                                                 278,460           281,412
   Mortgage loans held for sale                                                 (159,442)           32,876
                                                                           --------------    -------------
Net cash provided by operating activities                                        173,652           416,403
                                                                           -------------     --------------

Investing Activities
Additions to property and equipment - net                                        (27,758)           (5,962)
Other                                                                              6,916             1,519


Management and mortgage programs:
   Investment in leases and leased vehicles                                     (626,170)         (690,212)
   Payments received on investment in leases and leased vehicles                 222,021           268,790
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                             27,284            84,825
   Equity advances on homes under management                                  (1,436,765)         (900,583)
   Repayment of advances on homes under management                             1,564,453           962,122
   Additions to mortgage servicing rights                                       (109,486)          (41,691)
   Proceeds from sales of mortgage servicing rights                               39,852                --
                                                                           -------------     -------------
Net cash used in investing activities                                           (339,653)         (321,192)
                                                                           --------------    --------------

Financing Activities
Proceeds received from parent company capital contribution                        46,000                --
Other                                                                                 --            (1,278)

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                     983,808           324,508
   Principal payments on borrowings                                             (449,096)         (880,064)
   Net change in short-term borrowings                                          (340,426)          422,622
                                                                           --------------    -------------
Net cash provided by (used in) financing activities                              240,286          (134,212)
                                                                           -------------     --------------

Effect of exchange rates on cash and cash equivalents                            (16,984)           38,366
                                                                           -------------     ---------------

Increase (decrease) in cash and cash equivalents                                  57,301              (635)
Cash and cash equivalents at beginning of period                                   2,102            13,779
                                                                           -------------     -------------
Cash and cash equivalents at end of period                                 $      59,403     $      13,144
                                                                           =============     =============

See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     PHH Corporation, together with its wholly-owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS together with the Company, was merged with and into CUC International Inc. ("CUC") to form Cendant Corporation ("Cendant" or the "Parent Company"), (the "Cendant Merger"). Effective with the Cendant Merger, the Company became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

     The accompanying unaudited financial statements and notes hereto have been restated for certain adjustments as described in Note 2 and have been updated to disclose reportable events through the date of this filing. The consolidated balance sheet of the Company as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. The accompanying
     unaudited   consolidated   financial   statements  have  been  prepared  in
     accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 (filed with the Securities and Exchange Commission on October 26, 1998) and should be read in conjunction with such consolidated financial statements and notes thereto.

     In the opinion of management, all adjustments (consisting of normal recurring accruals, except as discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in 1998.

2.   Restatement

     Subsequent to the issuance of the consolidated financial statements for the quarterly period ended March 31, 1998, management determined that there were errors in the financial statements. Adjustments to correct these errors resulted in a decrease in net income of $1.6 million ($0.8 million increase in net income excluding merger-related costs and other unusual charges ("Unusual Charges")) and $2.2 million in 1998 and 1997, respectively. Errors relate to the accrual and classification of Unusual Charges and, in 1997, errors made in conforming the accounting policies when the Company's relocation business was merged with HFS's relocation business. The financial position as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997 have been restated to adjust Unusual Charges and to reflect the impact of the accounting changes to conform accounting policies.

     Provided below is a reconciliation of the financial results from amounts previously reported to the restated amounts. Certain reclassifications have been made to the previously reported three months ended March 31, 1997 financial statements to conform to the 1998 presentation.

                             Statement of Operations
                                 (In thousands)



                                                                    Three Months Ended March 31, 1998
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    --------------    -------------
Net revenues                                              $     252,976    $           -     $     252,976
                                                          -------------    -------------     -------------

Expenses
   Operating                                                    110,083              835           110,918
   General and administrative                                    38,936           (2,320)           36,616
   Depreciation and amortization                                  7,102              375             7,477
   Merger-related costs and other
     unusual charges                                                  -            3,141             3,141
                                                          -------------    -------------     -------------

Total expenses                                                  156,121            2,031           158,152
                                                          -------------    -------------     -------------

Income (loss) before income taxes                                96,855           (2,031)           94,824
Provision (benefit) for income taxes                             33,101             (420)           32,681
                                                          -------------    --------------    -------------

Net income (loss)                                         $      63,754    $      (1,611)    $      62,143
                                                          =============    ==============    =============


                                                                    Three Months Ended March 31, 1997
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    --------------    -------------
Net revenues                                              $     199,672    $        (489)    $     199,183
                                                          -------------    --------------    -------------

Expenses
   Operating                                                     89,505            2,432            91,937
   General and administrative                                    44,248                2            44,250
   Depreciation and amortization                                  6,979              (23)            6,956
                                                          -------------    --------------    -------------

Total expenses                                                  140,732            2,411           143,143
                                                          -------------    -------------     -------------

Income (loss) before income taxes                                58,940           (2,900)           56,040
Provision (benefit) for income taxes                             24,300             (682)           23,618
                                                          -------------    --------------    -------------

Net income (loss)                                         $      34,640    $      (2,218)    $      32,422
                                                          =============    ==============    =============

                                  Balance Sheet
                                 (In thousands)

                                                                        At March 31, 1998
                                                     -----------------------------------------------------
                                                                             Adjustments
                                                        As previously      for accounting         As
                                                          reported             errors          restated
                                                     ----------------    ----------------    -------------
   Assets
   Cash and cash equivalents                         $         48,629    $        10,774     $      59,403
   Restricted cash                                             23,842            (10,774)           13,068
   Receivables, net                                           648,384             (3,057)          645,327
   Other assets                                               376,484               (805)          375,679
                                                     ----------------    ----------------    -------------
   Total assets exclusive of
     assets under programs                                  1,097,339             (3,862)        1,093,477
                                                     ----------------    ----------------    -------------
   Assets under management
     and mortgage programs                                  6,666,999                  -         6,666,999
                                                     ----------------    ---------------     -------------

   Total assets                                      $      7,764,338    $        (3,862)    $   7,760,476
                                                     ================    ================    =============

   Liabilities and shareholder's equity
     Accounts payable and accrued liabilities        $        736,731    $        (3,213) $        733,518
     Deferred revenue                                          59,166                489            59,655
                                                     ----------------    ---------------     -------------

   Total liabilities exclusive of
     liabilities under programs                               795,897             (2,724)          793,173
                                                     ----------------    ----------------    -------------

   Liabilities under management
     and mortgage programs                                  6,095,399                  -         6,095,399
                                                     ----------------    ---------------     -------------

   Total shareholder's equity                                 873,042             (1,138)          871,904
                                                     ----------------    ----------------    -------------

   Total liabilities and shareholder's equity        $      7,764,338    $        (3,862)    $   7,760,476
                                                     ================    ================    =============


3.   Merger-Related Costs and Other Unusual Charges

     The Company incurred aggregate merger-related costs and other unusual charges in 1997 of $251.0 million primarily associated with an coincident to the Cendant Merger and the HFS Merger. The remaining liabilities at December 31, 1997 and reduction of such liabilities for the three months ended March 31, 1998 are summarized by category of expenditure and by merger as follows:


                                            Liabilities at                                      Liabilities at
                                             December 31,          Cash                             March 31,
     (In thousands)                              1997            Payments        Adjustments          1998
                                            --------------    -------------     -------------    -------------
     Professional fees                      $          690    $       1,955     $       1,873    $         608
     Personnel related                              53,025           14,857             1,268           39,436
     Business terminations                           1,507              551                 -              956
     Facility related and other                     15,545            5,132                 -           10,413
                                            --------------    -------------     -------------    -------------
     Total                                  $       70,767    $      22,495     $       3,141    $      51,413
                                            ==============    =============     =============    =============



                                            Liabilities at                                       Liabilities at
                                             December 31,          Cash                             March 31,
     (In thousands)                              1997            Payments        Adjustments          1998
                                            --------------    -------------     -------------    -------------
     Cendant Merger                         $       12,236    $      12,647     $       1,873    $       1,462
     HFS Merger                                     58,531            9,848             1,268           49,951
                                            --------------    -------------     -------------    -------------
     Total                                  $       70,767    $      22,495     $       3,141    $      51,413
                                            ==============    =============     =============    =============

     During the three months ended March 31, 1998, the Company incurred $1.9 million of Unusual Charges related to the Cendant Merger associated with professional fees and $1.3 million of Unusual Charges related to the HFS Merger associated with severance costs that were period costs and accordingly not accrued at December 31, 1997.

     The remaining personnel related liabilities relate to future severance and benefit payments and the facility related liabilities are for future lease termination payments.

4.   Comprehensive Income

     The Company adopted Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for the reporting and display of an alternative income measurement and its components in the financial statements.

     Components of comprehensive income are summarized as follows:


                                                                          Three Months Ended March 31,
                                                                ----------------------------------------
                                                                     1998                      1997
                                                                -------------             --------------
         (In thousands)
         Net income                                             $      62,143             $       32,422
         Other comprehensive loss:
              Currency translation adjustment                          (6,674)                    (6,009)
                                                                --------------            ---------------
         Comprehensive income                                   $      55,469             $       26,413
                                                                =============             ==============

5.   New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for all quarterly and annual periods beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective January 1, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

6.   Parent Company Investigation and Litigation

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

     On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the 50 Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs to represent all potential class members in the consolidated action. He has also ordered that applications seeking appointment as lead counsel to represent the lead plaintiffs are to be filed with the Court by September 17, 1998. The selection of lead counsel is pending.

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

     In connection with the Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Parent Company's common stock and options exercisable for the Parent Company's common stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Parent Company that they believe they have claims against the Parent Company in connection with such exchange. In addition, certain current and former officers and directors of the Parent Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Parent
     Company is named as a  defendant  by  virtue  of  their   having   been
     HFS stockholders at the time of the Merger.

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

7.   Subsequent Event

     Mortgage Facility. The Company's mortgage services subsidiary ("Mortgage Services") entered into a three year agreement effective May, 1998 (the
     "Effective Date") under which an unaffiliated Buyer (the "Buyer") has committed to purchase, at Mortgage Services' option, mortgage loans originated by Mortgage Services on a daily basis, up to the Buyer's asset limit of $1.5 billion.

     Under the terms of this sale agreement, Mortgage Services retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with options to sell or securitize the mortgage loans into the secondary market.

Item 2. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources


General Overview

PHH Corporation, together with its wholly-owned subsidiaries, (the "Company") is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with HFS Incorporated ("HFS") (the "HFS Merger") and in December 1997, HFS, together with the Company, was merged with and into CUC International Inc. ("CUC") to form Cendant Corporation (the "Cendant Merger"). Effective with the Cendant Merger, the Company became a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company). However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

As part of Cendant's ongoing evaluation of its business units, the Company may from time to time explore its ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on the Company of such transactions. Among the factors the Company will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on the Company and Cendant, including the impact, if any, on the pooling of interests accounting treatment of prior acquisitions by Cendant, including the HFS Merger and the Cendant Merger.

Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-Q/A.

Net Revenue

Net revenue of the Company increased $53.8 million (27%) from $199.2 million in 1997 to $253.0 million in 1998. The increase reflects higher revenues in the Company's real estate segment (relocation and mortgage services businesses) partially offset by a $5.5 million (7%) decrease in fleet management net revenue. The decrease in fleet management net revenue results from a $12.8 reduction in preferred alliance revenue for the comparative quarters net of a $7.3 million (12%) increase in both service fees and asset-based fees from its various vehicle management and maintenance programs. Real estate net revenue of $177.6 million in 1998 reflected a $59.3 million or 50% increase from 1997. The real estate segment experienced higher revenue within each of its underlying relocation and mortgage services businesses. Relocation services net revenue increased 18% from $84.8 million in 1997 to $99.7 million in 1998 which was primarily attributable to increased transaction volume in its government home sale assistance program. Mortgage services net revenue increased 132% from $33.6 million in 1997 to $78.0 million in 1998 primarily as a result of a $34.7 million (202%) increase in loan origination revenue, resulting from an increase in the volume of loan closings and a $7.7 million (115%) increase in loan servicing fees.

Operating Margins

Total Company's operating margin increased from 28% in 1997 to 37% in 1998. Such margin improvements primarily resulted from the increased volume of service transactions discussed above as well as operational efficiencies realized principally from the restructuring of the Company's fleet management and relocation businesses in connection with the aforementioned mergers.

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

In October 1998, Moody's and Standard and Poor's reduced the Company's long-term and short-term debt ratings to A3/P2 and A-/A2 from A2/P1 and A+/A1, respectively. The Company's long-term and short-term debt ratings remain A+F1 and A+/D1 with Fitch IBCA and Duff & Phelps, respectively. While the recent downgrading caused the Company to incur an increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

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

The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets the Company manages for its clients and for general corporate purposes. As of July 31, 1998, the Company had issued $795 million of medium-term notes under this shelf registration statement.

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, the Company has a $200 million revolving credit facility, which matures on June 24, 1999 and has approximately $186 million of uncommitted lines of credit with various financial institutions. Management closely evaluates the credit quality of the banks and also the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at March 31, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

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

Cash Flow

Cash flow provided by operating activities for the 1998 quarter was $173.7 million compared to $416.4 million for the 1997 quarter. Operating cash flows in 1998 reflects an incremental cash use of $192.3 million versus 1997 related to the $2.8 billion increase in mortgage loan originations. Cash flow provided by operating activities for the 1998 quarter also included $22.5 million of merger-related cash payments associated with the HFS Merger and the Cendant Merger which occurred during the second and fourth quarters of 1997, respectively.

Parent Company Litigation

On April 15, 1998, Cendant announced that it discovered accounting irregularities in certain former CUC business units. Cendant, together with its legal counsel and assisted by external auditors, conducted an investigation of these accounting irregularities. In addition, the Audit Committee of Cendant's Board of Directors initiated an investigation into such matters. As a result of the findings of these investigations and a concurrent internal financial review process by Cendant which revealed both accounting errors and irregularities, Cendant restated its previously reported financial statements for the years ended December 31, 1997, 1996 and 1995 and the 1998 quarterly periods ended March 31, and June 30.

Numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit have been filed against the Parent Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Parent Company and HFS asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. See Note 6 to the Consolidated Financial Statements.

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to Parent Company proceedings could have a material impact on the financial condition and cash flows of the Company.

Impact of New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for annual periods beginning after December 15, 1997 and interim periods subsequent to the initial year of application. SFAS No. 131 establishes standards for the way that public business enterprises report information about their operating segments in their annual and interim financial statements. It also requires public enterprises to disclose company-wide information regarding products and services and the geographic areas in which they operate. The Company will adopt SFAS No. 131 effective for the 1998 calendar year end.

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

Year 2000 Compliance

The Year 2000 presents the risks that information systems will be unable to recognize the process date-sensitive information properly from and after January 1, 2000.

To minimize or eliminate the effect of the year 2000 risk on the Company's business systems and applications, the Company is continually identifying, evaluating, implementing and testing changes to its computer systems, applications and software necessary to achieve Year 2000 compliance. The Company has selected a team of managers to identify, evaluate and implement a plan to bring all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). The Company has substantially completed the Identification and Assessment Phases and has identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software;
(iii) computer hardware components; (iv) electronic data transfer systems between the Company and its customers; and (v) embedded systems, such as phone switches check writers and alarm systems. Although no assurance can be made, the Company believes that it has identified substantially all of its systems, applications and related software that are subject to Year 2000 compliance risks and has either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. The Company has targeted December 31, 1998 for completion of the Implementation Phase. Although the Company has begun the Testing Phase, it does not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

Forward-looking Statements

Certain   statements  in  this  Quarterly  Report  on  Form  10-Q/A   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates, the outcome of the pending litigation relating to the accounting irregularities at the Parent Company, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems as applications, the effect of any corporate transactions, including any divestitures, and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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


                                   PHH CORPORATION


                                   By:       /s/ Michael P. Monaco
                                            Michael P. Monaco
                                            Vice Chairman and
                                            Chief Financial Officer





                                   By:       /s/ Scott E. Forbes
                                             Scott E. Forbes
                                            Executive Vice President and
                                            Chief Accounting Officer

Date:  October 26, 1998