Form 10-Q/A
period 1998-06-30
PHH CORP
filed 1998-10-27
CIK 77776

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


                                                                        As Restated (Note 2)
                                                     ---------------------------------------------------------
                                                     For the Three Months Ended     For the Six Months Ended
                                                              June 30,                         June 30,
                                                     --------------------------------------------  -----------
                                                         1998           1997           1998            1997
                                                     -----------     -----------    -----------    -----------
Revenues
   Fleet management services                         $      53.6     $     49.9     $     109.0    $     116.5
   Relocation services, net of interest                    110.2          110.9           209.9          195.7
   Mortgage services (net of amortization of
     mortgage servicing rights and
     interest of $53.2, $30.3, $101.3,
     and $60.4, respectively)                               94.0           42.5           172.0           76.1
                                                     -----------     ----------     -----------    -----------
Service fees - net                                         257.8          203.3           490.9          388.3

Fleet leasing (net of depreciation and interest
   costs of $318.1, $298.2, $629.7 and
   $584.3, respectively)                                    19.1           15.9            39.0           30.1
                                                     -----------     ----------     -----------    -----------
Net revenues                                               276.9          219.2           529.9          418.4
                                                     -----------     ----------     -----------    -----------

Expenses
   Operating                                               129.1          106.5           240.0          198.5
   General and administrative                               41.3           45.0            78.0           89.2
   Depreciation and amortization                             8.6            6.5            16.1           13.5
   Merger-related costs and other
     unusual charges                                         4.6          223.1             7.8          223.1
                                                     -----------     ----------     -----------    -----------

Total expenses                                             183.6          381.1           341.9          524.3
                                                     -----------     ----------     -----------    -----------

Income (loss) before income taxes                           93.3         (161.9)          188.0         (105.9)
Provision (benefit) for income taxes                        33.7          (22.8)           66.3            0.8
                                                     -----------     -----------    -----------    -----------

Net income (loss)                                    $      59.6     $   (139.1)    $     121.7    $    (106.7)
                                                     ===========     ===========    ===========    ============




See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)




                                                                              As Restated
                                                                                (Note 2)
                                                                             -------------
                                                                                 June 30,         December 31,
                                                                                  1998                1997
                                                                             -------------       -------------
Assets
Cash and cash equivalents                                                    $        47.3       $         2.1
Restricted cash                                                                       13.2                23.7
Accounts and notes receivable,
   net of allowance for doubtful accounts                                            592.2               567.6
Other assets                                                                         430.9               423.4
                                                                             -------------       -------------

Total assets exclusive of assets under programs                                    1,083.6             1,016.8
                                                                             -------------       -------------

Assets under management and mortgage programs
   Net investment in leases and leased vehicles                                    3,918.9             3,659.1
   Relocation receivables                                                            590.6               775.3
   Mortgage loans held for sale                                                    2,754.0             1,636.3
   Mortgage servicing rights                                                         480.5               373.0
                                                                             -------------       -------------

                                                                                   7,744.0             6,443.7
                                                                             -------------       -------------

Total assets                                                                 $     8,827.6       $     7,460.5
                                                                             =============       =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)




                                                                               As Restated
                                                                                (Note 2)
                                                                             -------------
                                                                                June 30,          December 31,
                                                                                  1998               1997
                                                                             -------------       -------------
Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                     $       738.2       $       692.4

Deferred revenue                                                                      68.1                53.3
                                                                             -------------       -------------

Total liabilities exclusive of liabilities under programs                            806.3               745.7
                                                                             -------------       -------------


Liabilities under management and mortgage programs
   Debt                                                                            6,830.0             5,602.6
                                                                             -------------       -------------
   Deferred income taxes                                                             264.8               295.7
                                                                             -------------       -------------

Total liabilities                                                                  7,901.1             6,644.0
                                                                             -------------       -------------


Commitments and contingencies (Note 7)


Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                         --                  --
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 100 shares                                                 289.2               289.2
Retained earnings                                                                    666.4               544.7
Accumulated other comprehensive loss                                                 (29.1)              (17.4)
                                                                             --------------      --------------

Total shareholder's equity                                                           926.5               816.5
                                                                             -------------       -------------

Total liabilities and shareholder's equity                                   $     8,827.6       $     7,460.5
                                                                             =============       =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                As Restated (Note 2)
                                                                           -------------------------------
                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                 1998              1997
                                                                           -------------     -------------
Operating Activities
Net income (loss)                                                          $       121.7     $      (106.7)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
Merger-related costs and other unusual charges                                       7.8             223.1
Payments of merger-related costs and other
   unusual charge liabilities                                                      (33.0)           (106.3)
Depreciation and amortization                                                       16.1              13.5
Other                                                                               75.5              15.5
                                                                           -------------     -------------
                                                                                   188.1              39.1
Management and mortgage programs:
   Depreciation and amortization                                                   610.7             531.6
   Mortgage loans held for sale                                                 (1,117.7)            427.7
                                                                           --------------    -------------
Net cash provided by (used in) operating activities                               (318.9)            998.4
                                                                           --------------    -------------

Investing Activities
Additions to property and equipment - net                                          (77.8)             (5.9)
Other                                                                               (5.4)             13.0

Management and mortgage programs:
   Investment in leases and leased vehicles                                     (1,337.3)         (1,243.4)
   Payments received on investment in leases and leased vehicles                   475.2             437.2
   Proceeds from sales and transfers of leases and leased vehicles
     to third parties                                                               27.3              63.5
   Equity advances on homes under management                                    (3,293.4)         (2,136.7)
   Repayment of advances on homes under management                               3,483.1           2,203.7
   Additions to mortgage servicing rights                                         (220.4)            (86.0)
   Proceeds from sales of mortgage servicing rights                                 53.6              29.1
                                                                           -------------     -------------
Net cash used in investing activities                                             (895.1)           (725.5)
                                                                           --------------    --------------

Financing Activities
Proceeds received from parent company capital contribution                          46.0              --
Other                                                                               --                15.3

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                     1,659.5             859.2
   Principal payments on borrowings                                             (1,125.5)         (1,111.6)
   Net change in short-term borrowings                                             693.4             (54.9)
                                                                           -------------     --------------
Net cash provided by (used in) financing activities                              1,273.4            (292.0)
                                                                           -------------     --------------

Effect of exchange rates on cash and cash equivalents                              (14.2)             17.8
                                                                           -------------     -------------

Increase (decrease) in cash and cash equivalents                                    45.2              (1.3)
Cash and cash equivalents at beginning of period                                     2.1              13.8
                                                                           -------------     -------------
Cash and cash equivalents at end of period                                 $        47.3     $        12.5
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

     In the opinion of management, all adjustments (consisting of normal recurring accruals, except as discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation used in 1998.

2.   Restatement

     Subsequent to the issuance of the consolidated financial statements for the quarterly period ended June 30, 1998, management determined that there were errors in the financial statements. Adjustments to correct these errors resulted in a decrease in net income of $8.5 million (A $2.3 million increase in net income excluding Unusual Charges) and $5.3 million (a $5.7 million decrease in net income excluding Unusual Charges) for the six months ended June 30, 1998 and 1997, respectively. Errors relate to the accrual and classification of merger-related costs and other unusual charges ("Unusual Charges") and, in 1997, errors made in conforming the accounting policies when the Company's relocation business was merged with HFS's relocation business. The results of operations for the three and six months ended June 30, 1998 and 1997 have been restated to adjust Unusual Charges and/or to relect the impact of the accounting changes to conform accounting policies. The effect of the accounting change on periods prior to 1997 was not material.

     Provided below is a reconciliation of the financial results from amounts previously reported to the restated amounts. Certain reclassifications have been made to the previously reported three and six months ended June 30, 1997 financial statements to conform to the 1998 presentation.

                             Statement of Operations
                                  (In millions)



                                                                    Three Months Ended June 30, 1998
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    --------------    -------------
Net revenues                                              $       276.9    $           -     $       276.9
                                                          -------------    -------------     -------------

Expenses
   Operating                                                      128.3              0.8             129.1
   General and administrative                                      44.2             (2.9)             41.3
   Depreciation and amortization                                    8.2              0.4               8.6
   Merger-related costs and other
     unusual charges                                               (6.3)            10.9               4.6
                                                          --------------   -------------     -------------

Total expenses                                                    174.4              9.2             183.6
                                                          -------------    -------------     -------------

Income (loss) before income taxes                                 102.5             (9.2)             93.3
Provision (benefit) for income taxes                               36.0             (2.3)             33.7
                                                          -------------    --------------    -------------

Net income (loss)                                         $        66.5    $        (6.9)    $        59.6
                                                          =============    ==============    =============


                                                                    Three Months Ended June 30, 1997
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    --------------    -------------
Net revenues                                              $       211.7    $         7.5    $        219.2
                                                          -------------    --------------    -------------

Expenses
   Operating                                                       93.5             13.0             106.5
   General and administrative                                      43.1              1.9              45.0
   Depreciation and amortization                                    6.3              0.2               6.5
   Merger-related costs and other
     unusual charges                                              215.8              7.3             223.1
                                                          -------------    -------------     -------------

Total expenses                                                    358.7             22.4             381.1
                                                          -------------    -------------     -------------

Loss before income taxes                                         (147.0)           (14.9)           (161.9)
Benefit for income taxes                                          (11.0)           (11.8)            (22.8)
                                                          --------------   --------------    --------------

Net loss                                                  $      (136.0)   $        (3.1)    $      (139.1)
                                                          ==============   ==============    ==============

                             Statement of Operations
                                  (In millions)



                                                                     Six Months Ended June 30, 1998
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    -------------     -------------
Net revenues                                              $       529.9    $           -     $       529.9
                                                          -------------    -------------     -------------

Expenses
   Operating                                                      238.4              1.6             240.0
   General and administrative                                      83.1             (5.1)             78.0
   Depreciation and amortization                                   15.3              0.8              16.1
   Merger-related costs and other
     unusual charges                                               (6.3)            14.1               7.8
                                                          --------------   -------------     -------------

Total expenses                                                    330.5             11.4             341.9
                                                          -------------    -------------     -------------

Income (loss) before income taxes                                 199.4            (11.4)            188.0
Provision (benefit) for income taxes                               69.2             (2.9)             66.3
                                                          -------------    --------------    -------------

Net income (loss)                                         $       130.2    $        (8.5)    $       121.7
                                                          =============    ==============    =============


                                                                     Six Months Ended June 30, 1997
                                                          ------------------------------------------------
                                                                             Adjustments
                                                          As previously    for accounting         As
                                                            reported           errors          restated
                                                          -------------    --------------    -------------
Net revenues                                              $       411.4    $         7.0    $       418.4
                                                          -------------    --------------    -------------

Expenses
   Operating                                                      183.0             15.5             198.5
   General and administrative                                      87.3              1.9              89.2
   Depreciation and amortization                                   13.3              0.2              13.5
   Merger-related costs and other unusual charges                 215.8              7.3             223.1
                                                          -------------    -------------     -------------

Total expenses                                                    499.4             24.9             524.3
                                                          -------------    -------------     -------------

Loss before income taxes                                          (88.0)           (17.9)           (105.9)
Provision (benefit) for income taxes                               13.4            (12.6)              0.8
                                                          -------------    --------------    -------------

Net loss                                                  $      (101.4)   $        (5.3)    $      (106.7)
                                                          ==============   ==============    ==============

                                  Balance Sheet
                                  (In millions)



                                                                        At June 30, 1998
                                                     -----------------------------------------------------
                                                                            Adjustments
                                                        As previously    for accounting           As
                                                          reported            errors           restated
                                                     ---------------     ---------------     -------------
Assets
Cash and cash equivalents                            $          47.3     $             -     $        47.3
Receivables, net                                               592.2                   -             592.2
Other assets                                                   440.8                 3.3             444.1
                                                     ---------------     ---------------     -------------
Total assets exclusive of
   assets under programs                                     1,080.3                 3.3           1,083.6
                                                     ---------------     ---------------     -------------
Assets under management
   and mortgage programs                                     7,744.0                   -           7,744.0
                                                     ---------------     ---------------     -------------

Total assets                                         $       8,824.3     $           3.3     $     8,827.6
                                                     ===============     ===============     =============

Liabilities and shareholder's
   equity
   Accounts payable and accrued liabilities          $         727.0     $          11.2     $       738.2
   Deferred revenue                                             67.9                 0.2              68.1
                                                     ---------------     ---------------     -------------

Total liabilities exclusive of
   liabilities under programs                                  794.9                11.4             806.3
                                                     ---------------     ---------------     -------------
Liabilities under management
   and mortgage programs                                     7,094.8                   -           7,094.8
                                                     ---------------     ---------------     -------------

Total shareholder's equity                                     934.6                (8.1)            926.5
                                                     ---------------     ----------------    -------------

Total liabilities and
   shareholder's equity                              $       8,824.3     $           3.3     $     8,827.6
                                                     ===============     ===============     =============


3.   Merger-Related Costs and Other Unusual Charges

     The Company incurred aggregate merger-related costs and other unusual charges in 1997 of $251.0 million primarily associated with and coincident to the Cendant Merger and the HFS Merger. The remaining liabilities liabilities at December 31, 1997 and the reduction of such liabilities for the six months ended June 30, 1998 are summarized by category of expenditure and by merger as follows:

                                            Liabilities at                                       Liabilities at
                                             December 31,          Cash                             June 30,
     (In millions)                               1997            Payments        Adjustments          1998
                                            --------------    -------------     -------------    -------------
     Professional fees                      $         0.7     $         4.3     $        3.6     $         -
     Personnel related                               53.0              21.2            (14.7)            17.1
     Business terminations                            1.5               0.6             (0.9)              -
     Facility related and other                      15.5               6.9             19.8             28.4
                                            -------------     -------------     -------------    -------------
     Total                                  $        70.7     $        33.0     $        7.8    $        45.5
                                            =============     =============     =============    =============

                                            Liabilities at                                       Liabilities at
                                             December 31,          Cash                             June 30,
     (In millions)                               1997            Payments        Adjustments          1998
                                            --------------    -------------     -------------    -------------
     Cendant Merger                         $        12.2     $        14.5     $        3.8     $         1.5
     HFS Merger                                      58.5              18.5              4.0              44.0
                                            -------------     -------------     -------------    -------------
     Total                                  $        70.7     $        33.0     $        7.8     $        45.5
                                            =============     =============     =============    =============

     During the six months ended June 30, 1998, $7.8 million of adjustments were made to Unusual Charges which included $24.1 million of costs related to lease terminations net of $16.3 million of net credits primarily associated with a change in estimated severance costs.

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

     Components of comprehensive income (loss) are summarized as follows:


         (In millions)                                           Six Months Ended June 30,
                                                                   1998             1997
                                                              -------------     -------------
         Net income (loss)                                    $       121.7     $     (106.7)
         Other comprehensive loss:
              Currency translation adjustment                         (11.7)            (3.3)
                                                              --------------    -------------
         Comprehensive income (loss)                          $       110.0     $     (110.0)
                                                              =============     =============

5.   Mortgage Facility

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

6.   New Accounting Standard

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

7.   Parent Company Investigation and Litigation

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

As part of the Company's ongoing evaluation of its business units, the Company may from time to time explore its ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on the Company of such transctions. Among the factors the Company will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on the Company and Cendant.

Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-Q/A.

Three Months Ended June 30, 1998  vs  Three Months Ended June 30, 1997

Net Revenue

Net revenue of the Company increased $57.7 million (26%) to $276.9 million in 1998. The increase reflects higher revenue in both the Company's real estate segment (relocation and mortgage services businesses) and fleet management segment. Real estate net revenue of $204.2 million in 1998 reflects an increase of $50.8 million or 33% from 1997 primarily as a result of increases in the mortgage services business. Mortgage services net revenue increased $51.5 million or 121% to $94.0 million in 1998. Such increase principally reflects a $50.1 million (177%) increase in loan origination revenue, resulting from a $4.1 billion (165%) increase in loan closings in addition to a $4.1 million (48%) increase in loan servicing fees as a result of a 33% increase in the average portfolio of loans serviced. Relocation services net revenue declined slightly to $110.2 million in 1998 resulting from a decline in regular home sale fees nearly offset by increases in government home sales, referrals and other relocation fees.

Fleet management net revenue increased $6.9 million or 10% to $72.7 million in 1998 due to increases in net leasing revenue and service fees. Such increases are reflective of a 7% increase in the average number of leased vehicles and an 12% increase in fuel (service-based) cards.

Operating Margins

In connection with the HFS Merger and Cendant Merger, the Company recorded merger-related costs and other unusual charges ("Unusual Charges") of $4.6 million and $223.1 million in 1998 and 1997, respectively.

Exclusive of such Unusual Charges, the Company's operating margin increased from 28% in 1997 to 35% in 1998. Operating margins improved in the fleet management and mortgage services business units as a result of revenue increases of 10% and 121%, respectively, while corresponding expenses increased 8% and 115%, respectively. Operating margins increased from 17% to 20% in the relocation business as a result of a $10.9 million reduction of other operating expenses partially offset by approximately $6.5 million of incremental information technology costs incurred in connection with the Company's planned consolidation of systems supporting the former PHH and Coldwell Banker relocation businesses.

Results of Operations - Six Months Ended June 30, 1998 vs Six Months Ended June
                        30, 1997

Net Revenue

Net revenue of the Company increased $111.5 million (27%) to $529.9 million primarily as a result of a $110.1 million (41% ) increase in the Company's real estate segment. Mortgage services net revenue increased $95.9 million (126%) to $172.0 million in 1998 primarily as a result of an $84.8 million (187%) increase in loan origination revenue, resulting from a $6.9 billion (163%) increase in loan closings in addition to an $11.8 million increase in loan servicing fees as a result of a 28% increase in the average portfolio of loans serviced. Relocation services net revenue increased 7% to $209.9 million in 1998, primarily resulting from increased transaction volume in its government home sale assistance program.

Fleet management net revenue increased $14.2 million (10%) exclusive of a $12.8 million of reduction in preferred alliance revenue. Asset based (principally leasing) and service based revenue increased $8.9 million (30%) and $6.9 million (10%), respectively, due primarily to growth in the number of leased vehicles and fuel cards, respectively.

Operating Margins

Total Company operating margin, exclusive of Unusual Charges of $7.8 million and $223.1 million in 1998 and 1997, respectively, increased from 28% in 1997 to 37% in 1998. Operating margins in the mortgage and relocation businesses increased 4 percentage points and 6 percentage points, respectively as a result of revenue increases of 126% and 7%, while corresponding expenses increased 109% and decreased 5%, respectively. Fleet management operating margin increased as a result of a 5% reduction in expenses and a 1% increase in revenue.

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

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage services, the Company funds the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company supports purchases of leased vehicles, home equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are included in liabilities under management and mortgage programs since such debt corresponds directly with high quality assets. . In addition, the Company has successfully completed and continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, the Company commenced a program to sell originated mortgage loans to an unaffiliated buyer up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, however, servicing rights are retained by the Company. Pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity. Financial covenants are designed to ensure the self-sufficient liquidity status of the Company. Financial covenants include restrictions on Parent Company loans, debt to equity, and other separate Company financial restrictions.

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

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed bank facilities aggregate 80 percent of the average amount of outstanding commercial paper. The Company maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion lines of credit maturing in 364 days and $1.25 billion maturing in the year 2000. In addition, the Company has a $200 million revolving credit facility, which matures on June 24, 1999, and has approximately $186 million of uncommitted lines of credit with various financial institutions. Management closely evaluates the credit quality of the banks and also the terms of the various agreements to ensure ongoing availability. The full amount of the Company's committed facilities at June 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding.

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

Numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit have been filed against the Parent Company and, among others, its predecessor HFS, and certain current and former officers and directors of the Parent Company and HFS asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the accounting issues. The SEC staff advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. See Note 7 to the Consolidated Financial Statements.

While it is not feasible to predict or determine the final outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to Parent Company proceedings could have a material impact on the financial condition, results of operations and cash flows of the Company which could also have a material impact on the financial condition or cash flows of the Company.

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