Form 10-Q
period 1998-09-30
PHH CORP
filed 1998-11-17
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                           Commission File No. 1-7797

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
                                  (In millions)




                                                          For the Three Months Ended          For the Nine Months Ended
                                                                 September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                            1998              1997             1998              1997
                                                       --------------    -------------    --------------    -------------
                                                                           As restated                       As restated
                                                                            (Note 2)                           (Note 2)
Revenues
    Fleet management services                          $        51.0     $        47.0    $       160.0     $       163.5
    Relocation services, (net of interest of
      $6.7, $8.7, $21.2 and $24.4, respectively)               130.8             112.0            340.7             307.7
    Mortgage services (net of amortization of
      mortgage servicing rights and
      interest of $71.9, $35.4, $173.2
      and $95.7, respectively)                                  79.9              51.6            251.8             127.7
                                                       -------------     -------------    -------------     -------------

Service fees - net                                             261.7             210.6            752.5             598.9

Fleet leasing (net of depreciation and interest
    costs of $324.9, $307.9, $954.6 and
    $892.2, respectively)                                       18.5              12.8             57.5              42.9
                                                       -------------     -------------    -------------     -------------

Net revenues                                                   280.2             223.4            810.0             641.8
                                                       -------------     -------------    -------------     -------------

Expenses
    Operating                                                  117.7             110.5            357.7             309.0
    General and administrative                                  41.0              34.6            118.9             123.8
    Depreciation and amortization                               10.0               5.9             26.0              19.4
    Merger-related costs and other
      unusual charges                                               -                -              7.8             223.1
                                                       --------------    -------------    -------------     -------------

Total expenses                                                 168.7             151.0            510.4             675.3
                                                       -------------     -------------    -------------     -------------

Income (loss) before income taxes                              111.5              72.4            299.6             (33.5)
Provision for income taxes                                      39.7              30.0            106.0              30.8
                                                       -------------     -------------    -------------     -------------

Net income (loss)                                      $        71.8     $        42.4    $       193.6     $       (64.3)
                                                       =============     =============    =============     ==============




 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)




                                                                                           September 30,  December 31,
                                                                                             1998             1997
                                                                                        -------------     -------------
Assets
Cash and cash equivalents                                                               $         4.4     $         2.1
Restricted cash                                                                                  13.2              23.7
Accounts and notes receivable, net                                                              524.0             567.6
Other assets                                                                                    450.4             423.4
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                                 992.0           1,016.8
                                                                                        -------------     -------------

Assets under management and mortgage programs
    Net investment in leases and leased vehicles                                              3,738.0           3,659.1
    Relocation receivables                                                                      631.0775.3
    Mortgage loans held for sale                                                              2,360.8           1,636.3
    Mortgage servicing rights                                                                   573.4             373.0
                                                                                        -------------     -------------
                                                                                              7,303.2           6,443.7
                                                                                        -------------     -------------

Total assets                                                                            $     8,295.2     $     7,460.5
                                                                                        =============     =============


Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                                $       822.2     $       692.4
Deferred revenue                                                                                 66.1              53.3
                                                                                        -------------     -------------
Total liabilities exclusive of liabilities under programs                                       888.3             745.7
                                                                                        -------------     -------------

Liabilities under management and mortgage programs
    Debt                                                                                      6,195.8           5,602.6
                                                                                        -------------     -------------

    Deferred income taxes                                                                       257.9             295.7
                                                                                        -------------     -------------

Total liabilities                                                                             7,342.0           6,644.0
                                                                                        -------------     -------------

Commitments and contingencies (Note 7)

Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                                    --                --
Common stock, no par value - authorized 75,000,000 shares;
    issued and outstanding 100 shares                                                           289.2             289.2
Retained earnings                                                                               678.3             544.7
Accumulated other comprehensive loss                                                            (14.3)            (17.4)
                                                                                        --------------    --------------

Total shareholder's equity                                                                      953.2             816.5
                                                                                        -------------     -------------

Total liabilities and shareholder's equity                                              $     8,295.2     $     7,460.5
                                                                                        =============     =============



 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             1998             1997
                                                                                        -------------     -------------
                                                                                                           As Restated
                                                                                                            (Note 2)
Operating Activities
Net income (loss)                                                                       $       193.6     $       (64.3)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
Merger-related costs and other unusual charges                                                    7.8             223.1
Payments of merger-related costs and other
    unusual charge liabilities                                                                  (38.7)           (110.8)
Depreciation and amortization                                                                    26.0              19.4
Other                                                                                           201.8             (66.0)
                                                                                        -------------     --------------
                                                                                                390.5               1.4
Management and mortgage programs:
    Depreciation and amortization                                                               944.9             812.3
    Mortgage loans held for sale                                                               (724.4)             86.1
                                                                                        --------------    -------------
Net cash provided by operating activities                                                       611.0             899.8
                                                                                        -------------     -------------

Investing Activities
Additions to property and equipment - net                                                      (112.5)            (15.4)
Other                                                                                            28.4               8.2

Management and mortgage programs:
    Investment in leases and leased vehicles                                                 (1,876.4)         (1,629.4)
    Payments received on investment in leases and leased vehicles                               765.5             615.2
    Proceeds from sales and transfers of leases and leased vehicles
      to third parties                                                                          136.8              63.5
    Equity advances on homes under management                                                (5,186.5)         (4,185.5)
    Repayment of advances on homes under management                                           5,333.8           4,341.3
    Additions to mortgage servicing rights                                                     (338.7)           (147.6)
    Proceeds from sales of mortgage servicing rights                                             75.2              49.0
                                                                                        -------------     -------------
Net cash used in investing activities                                                        (1,174.4)           (900.7)
                                                                                        --------------    --------------

Financing Activities
Proceeds received from parent company capital contribution                                       46.0              90.0
Payment of dividends                                                                            (60.0)             (6.6)
Other                                                                                            --                22.0

Management and mortgage programs:
    Proceeds from debt issuance or borrowings                                                 2,455.1           2,129.2
    Principal payments on borrowings                                                         (2,215.7)         (1,575.9)
    Net change in short-term borrowings                                                         347.0            (693.9)
                                                                                        -------------     --------------
Net cash provided by (used in) financing activities                                             572.4             (35.2)
                                                                                        -------------     --------------

Effect of exchange rates on cash and cash equivalents                                            (6.7)             34.0
                                                                                        --------------    -------------

Increase (decrease) in cash and cash equivalents                                                  2.3              (2.1)
Cash and cash equivalents at beginning of period                                                  2.1              13.8
                                                                                        -------------     -------------
Cash and cash equivalents at end of period                                              $         4.4     $        11.7
                                                                                        =============     =============


 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        PHH  Corporation,  together  with  its  wholly-owned  subsidiaries  (the
        "Company"), is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged with a wholly owned subsidiary of HFS Incorporated ("HFS") (the "HFS Merger") and on December 17, 1997, HFS merged (the "Cendant Merger") with and into CUC International Inc. ("CUC") to form Cendant Corporation ("Cendant" or the "Parent Company"). Effective upon the Cendant Merger, the Company became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

        The consolidated balance sheet of the Company as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. The financial statements for the three and nine months ended September 30, 1997 and notes hereto have been restated for certain adjustments as described in Note 2. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 (filed with the Securities and Exchange Commission (the "SEC") on October 26, 1998) and should be read in conjunction with such consolidated financial statements and notes thereto.

        In the opinion of management, all adjustments consisting of normal recurring accruals (except as discussed in Note 2), considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

        Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 30, 1997 and the nine months ended September 30, 1998 to conform to the presentation used in the quarter ended September 30, 1998.

2.      Parent Company and Company Restatement

        In April 1998, the Parent Company announced that it discovered accounting irregularities in certain business units of CUC. As a result, the Parent Company, together with its counsel and assisted by auditors, immediately began an intensive investigation. In addition, the Audit Committee of the Parent Company's Board of Directors initiated an investigation into such matters. On August 13, 1998, the Parent Company announced that its independent investigation was completed and, on August 27, 1998, the Parent Company announced that its Audit Committee had submitted their report to the Board of Directors on the Audit Committee investigation into the accounting irregularities and its conclusions regarding responsibility for those actions. As a result of the findings from the investigations and a concurrent internal financial review process by the Parent Company, the Parent Company restated its financial statements for the years ended December 31, 1997, 1996 and 1995 and for the quarterly periods ended March 31, and June 30, 1998 respectively.

        In connection with the Parent Company investigation and coincident with the audit and restatement process, certain adjustments were made in 1997 for accounting errors (that were not a result of irregularities) which related to the Company on a stand alone basis. Adjustments to correct such accounting errors primarily related to: (i) conforming certain of the accounting policies of the Company's and HFS's relocation businesses upon merger; and (ii) adjusting the accrual and classification of Unusual Charges. As a result, the Company restated its financial statements for the year ended December 31, 1997 and the quarterly periods ended March 31, 1998 and 1997, June 30, 1998 and 1997 and September 30, 1997. The restated financial statements for the year ended December 31, 1997 were audited and filed on Form 10-K/A. The Company also filed Form 10-Q/As for the quarterly periods ended March 31, 1998 and June 30, 1998 with the SEC on October 26, 1998 to restate and amend the previously filed 10-Q's for such quarterly periods. The financial statements for the quarterly period ended September 30, 1997 have been restated herein in this Form 10-Q. The collective adjustments to correct these errors for the three and nine months ended September 30, 1997 resulted in a decrease in net income of $2.4 million and an increase in net loss of $7.8 million, respectively.

Provided below is a reconciliation of the financial results from amounts previously reported to the restated amounts. Certain reclassifications have been made to the previously reported three and nine months ended September 30, 1997 financial statements to conform to the 1998 presentation. In addition, previously reported financial statements have been restated to account for the merger of HFS's relocation business with and into the Company's relocation business in a manner similar to a pooling of interests (as if the merged businesses operated as one entity since inception).

                             Statement of Operations
                                  (In millions)



                                                         Three Months Ended September 30, 1997
                                               ----------------------------------------------------
                                                    As              Adjustments
                                                previously        for accounting            As
                                                 reported             errors             restated
                                               ---------------    --------------      -------------

Net revenues                                   $         223.4    $            -      $       223.4
                                               ---------------    --------------      -------------

Expenses
    Operating                                            109.9              0.6               110.5
    General and administrative                            32.2              2.4                34.6
    Depreciation and amortization                          5.8              0.1                 5.9
                                               ---------------    -------------       -------------

Total expenses                                           147.9              3.1               151.0
                                               ---------------    -------------       -------------

Income before income taxes                                75.5             (3.1)               72.4
Provision for income taxes                                30.7             (0.7)               30.0
                                               ---------------    --------------      -------------

Net income (loss)                              $          44.8    $        (2.4)      $        42.4
                                               ===============    ==============      =============


                                                         Nine Months Ended September 30, 1997
                                               ----------------------------------------------------
                                                    As              Adjustments
                                                previously        for accounting            As
                                                 reported             errors             restated
                                               ---------------    --------------      -------------


Net revenues                                   $         634.8    $         7.0       $       641.8
                                               ---------------    -------------       -------------

Expenses
    Operating                                            292.9             16.1               309.0
    General and administrative                           119.5              4.3               123.8
    Depreciation and amortization                         19.1              0.3                19.4
    Merger-related costs and other
      unusual charges                                    215.8              7.3               223.1
                                               ---------------    -------------       -------------

Total expenses                                           647.3             28.0               675.3
                                               ---------------    -------------       -------------

Loss before income taxes                                 (12.5)           (21.0)              (33.5)
Provision (benefit) for income taxes                      44.0            (13.2)               30.8
                                               ---------------    --------------      -------------

Net loss                                       $         (56.5)   $        (7.8)      $       (64.3)
                                               ================   ==============      ==============



3.    Merger-Related Costs and Other Unusual Charges

      The Company incurred aggregate merger-related costs and other unusual charges ("Unusual Charges") in 1997 of $251.0 million primarily associated with and coincident to the Cendant Merger and the HFS Merger. The remaining liabilities at December 31, 1997 and the reduction of such liabilities for the nine months ended September 30, 1998 are summarized by category of expenditure and by merger as follows:



                                            Liabilities at                                             Liabilities at
                                             December 31,            Cash                               September 30,
      (In millions)                              1997              Payments          Adjustments            1998
                                            --------------      -------------       ------------        -------------

      Professional fees                     $         0.7       $         4.3       $         3.6       $           -
      Personnel related                              53.0                22.5               (14.7)               15.8
      Business terminations                           1.5                 0.6                (0.9)                  -
      Facility related and other                     15.5                11.3                19.8                24.0
                                            -------------       -------------       -------------       -------------

      Total                                 $        70.7       $        38.7       $         7.8       $        39.8
                                            =============       =============       =============       =============


                                            Liabilities at                                             Liabilities at
                                             December 31,            Cash                               September 30,
      (In millions)                              1997              Payments          Adjustments            1998
                                            --------------      -------------       ------------        -------------

      Cendant Merger                        $        12.2       $        14.5       $         3.8       $         1.5
      HFS Merger                                     58.5                24.2                 4.0                38.3
                                            -------------       -------------       -------------       -------------

      Total                                 $        70.7       $        38.7       $         7.8       $        39.8
                                            =============       =============       =============       =============




       During the nine months ended September 30, 1998, $7.8 million of adjustments were made to Unusual Charges which included $24.1 million of costs related to lease terminations net of $16.3 million of net credits primarily associated with a change in estimated severance costs.

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

       Components of comprehensive income (loss) are summarized as follows:


                                                                                 Nine Months Ended September 30,
             (In millions)                                                          1998                1997
                                                                                -------------      -------------

            Net income (loss)                                                   $      193.6       $       (64.3)
            Other comprehensive income (loss):
                Currency translation adjustment                                          3.1                (2.1)
                                                                                ------------       --------------

            Comprehensive income (loss)                                         $      196.7       $       (66.4)
                                                                                ============       ==============

5.      Mortgage Facility

        The Company's mortgage services subsidiary ("Mortgage Services") entered into a three year agreement effective May, 1998 (the "Effective Date") under which an unaffiliated Buyer (the "Buyer") has committed to purchase, at Mortgage Services' option, mortgage loans originated by Mortgage Services on a daily basis, up to the Buyer's asset limit of $1.5 billion.

        Under the terms of this sale agreement, Mortgage Services retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with options to sell or securitize the mortgage loans into the secondary market. At September 30, 1998, Mortgage Services was servicing approximately $1.2 billion of mortgage loans owned by the Buyer.

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

7.      Parent Company Investigation and Litigation

        Parent Company Investigation and Litigation. On April 15, 1998, Cendant announced that it discovered accounting irregularities in the former CUC business units. Since the Parent Company's announcement and prior to the date hereof, seventy-one purported class action lawsuits and one individual lawsuit have been filed against the Parent Company and certain current and former officers and directors of the Parent Company and HFS, asserting various claims under the federal securities laws (the "Federal Securities Actions"). Some of the actions also name as defendants Merrill Lynch & Co. and, in one case, Chase Securities, Inc., underwriters for the Parent Company's PRIDES securities offering; and two others also name Ernst & Young LLP, the Parent Company's former independent accountants. Sixty-four of the Federal Securities Actions were filed in the United States District Court for the District of New Jersey, six were filed in the United States District Court for the District of Connecticut (including the individual action), one was filed in the United States District Court for the Eastern District of Pennsylvania and one was filed in New Jersey Superior Court. The Federal Securities Actions filed in the District of Connecticut and Eastern District of Pennsylvania have been transferred to the District of New Jersey. On June 10, 1998, the Parent Company moved to dismiss or stay the Federal Securities Actions filed in New Jersey Superior Court on the ground that, among other things, it is duplicative of the actions filed in federal courts. The court granted that motion on August 7, 1998, without prejudice to the plaintiff's right to re-file the case in the District of New Jersey.

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

        On May 29, 1998, United States Magistrate Judge Joel A. Pisano entered an Order consolidating the fifty Federal Securities Actions that had at that time been filed in the United States District Court for the District of New Jersey, under the caption In re: Cendant Corporation Litigation, Master File No. 98-1664 (WHW). Pursuant to the Order, all related actions subsequently filed in the District of New Jersey are to be consolidated under that caption. United States District Court Judge William H. Walls has selected lead plaintiffs and lead counsel to represent all potential class members in the consolidated action and ordered that a consolidated amended action be filed by December 14, 1998. On November 11, 1998, the lead plaintiff representing purchasers of the Parent Company's PRIDES securities filed an amended and consolidated complaint. Simultaneously, the lead plaintiff filed motions seeking: (1) certification of a class of persons who purchased the Parent Company's PRIDES securities between February 24, and April 15, 1998 pursuant to a registration statement and prospectus prepared in connection with the public offering of the Parent Company's PRIDES securities; (2) summary judgment against the Parent Company on the claims brought pursuant to Section 11 of the Securities Act; and (3) a preliminary injunction requiring the Parent Company to place $300 million in a trust account for the benefit of the proposed class of PRIDES purchases. The Parent Company intends to vigorously oppose the motions; however, the Company can make no assurances as to the timing, outcome or resolution thereof.

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

        Another action, entitled Corwin v Silverman, et al., No. 16347-NC, was filed on April 29, 1998 in the Court of Chancery for the State of Delaware. The Corwin action is purportedly brought both derivatively, on behalf of the Parent Company, and as a class action, on behalf of all shareholders of HFS who exchanged their HFS shares for the Parent Company's shares in connection with the Merger. The Corwin action names as defendants HFS and twenty-eight individuals who are and were directors of Cendant and HFS. The complaint in the Corwin action alleges that defendants breached their fiduciary duties of loyalty, good faith, care and candor in connection with the Merger, in that they failed to properly investigate the operations and financial statements of the Parent Company before approving the Merger at an allegedly inadequate price. The amended complaint also alleges that the Parent Company's directors breached their fiduciary duties by entering into an employment agreement with Cendant's former Chairman, Walter Forbes, in connection with the Merger that purportedly amounted to corporate waste. The Corwin action seeks, among other things, recision of the Merger and compensation for all losses and damages allegedly suffered in connection therewith. On October 7, 1998, the Parent Company filed a motion to dismiss the Corwin action or, in the alternative, for a stay of the Corwin action pending determination of the Federal Securities Actions.

        The staff of SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

        In connection with the Cendant Merger, certain officers and directors of HFS exchanged their shares of HFS common stock and options exercisable for HFS common stock for shares of the Parent Company's common stock and options exercisable for the Parent Company's common stock, respectively. As a result of the aforementioned accounting irregularities, such officers and directors have advised the Parent Company that they believe they have claims against the Parent Company in connection with such exchange. In addition, certain current and former officers and directors of the Parent Company would consider themselves to be members of any class ultimately certified in the Federal Securities Actions now pending in which the Parent Company is named as a defendant by virtue of their have been HFS stockholders at the time of the Cendant Merger.

        The Parent Company does not believe it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to the resolution of these proceedings or investigations. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. The possible outcome or resolutions of the proceedings could include a judgment against the Parent Company. Management believes that an adverse outcome with respect to such Parent Company proceedings could have a material adverse impact on the financial condition and cash flows of the Company.

        On October 14, 1998, an action entitled P Schoenfeld Asset Management LLC v. Cendant Corp., et al., No. 98-4734 (WHW) (the "ABI Action"), was filed in the United States District Court for the District of New Jersey against the Parent Company and four of its former officers and directors. The plaintiff in the ABI Action claims to be bringing the action on behalf of a class of all persons who purchased securities of American Bankers between March 23, 1998 and October 13, 1998. The complaint in the ABI Action alleges that the plaintiff and the putative class members purchased American Bankers securities in reliance on false and misleading public announcements and filings with the SEC made by the Parent Company in connection with its proposed acquisition of American Bankers. The complaint alleges that those public announcements and filings contained materially misstated financial statements, because of accounting irregularities discussed above, and that the Parent Company falsely announced its intention to consummate the acquisition of American Bankers. It is asserted that these misstatements were made in violation of Sections 10(b) and 20(a) of the Exchange Act and caused the plaintiff and other putative class members to purchase American Bankers securities at inflated prices.

        Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

General Overview

PHH Corporation, together with its wholly-owned subsidiaries (the "Company"), is a leading provider of corporate relocation, fleet management and mortgage services. In April 1997, the Company merged (the "HFS Merger") with a wholly owned subsidiary of HFS Incorporated ("HFS") and in December 1997, HFS merged (the "Cendant Merger") with and into CUC International Inc. ("CUC") to form Cendant Corporation ("Cendant" or the "Parent Company"). Effective with the
Cendant Merger, the Company became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

As part of the Company's ongoing evaluation of its business units, the Company may from time to time to explore its ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on the Company of such transactions. Among the factors the Company will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on the Company and Cendant.

Results of Operations

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and accompanying Notes thereto of the Company appearing elsewhere in this Form 10-Q.

Three Months Ended September 30, 1998 vs Three Months Ended September 30, 1997

Pre-tax income increased $39.1 million (54%) primarily as a result of significant increases in mortgage origination revenue, relocation revenue and fleet management revenue while total expenses increased a minimal 12% generating a 7.4 percentage point margin improvement. Net revenue of the Company increased $56.8 million (25%) in 1998 principally comprised of increases in mortgage origination revenue of $42.5 million (121%), relocation revenue of $18.8 million (17%) and asset based (principally leasing) and service based revenue of $7.5 million (25%) and $5.7 million (17%), respectively. These increases were partially offset by a $14.4 million (88%) decrease in mortgage servicing revenue. A $3.4 billion (96%) increase in mortgage originations generated the mortgage origination revenue increase. Increases of $5.1 million in referral fees, $5.5 million in government home sale fees and $8.2 million of other relocation fees drove the relocation revenue increase. Vehicle leasing revenue increased due to a 16% price improvement while card servicing fees grew due to a 12% increase in the number of cards. The decrease in mortgage servicing revenue was caused by accelerated amortization and a reduced valuation of the mortgage servicing rights asset to reflect the impact of heavy refinancing activity. Total expenses increased $17.7 million (12%) consisting primarily of a $14.6 million (151%) increase in information technology expense required to support growth and the consolidation of duplicate systems of acquired companies.

Nine Months Ended September 30, 1998 vs Nine Months Ended September 30, 1997

The Company recorded merger-related costs and other unusual charges ("Unusual Charges") of $7.8 million and $223.1 million in 1998 and 1997, respectively, in connection with the HFS Merger and the Cendant Merger. Exclusive of such Unusual Charges, pre-tax income increased $117.8 million (62%) primarily as a result of significant increases in mortgage origination revenue, relocation revenue and fleet management revenue while total expenses increased a moderate 11% generating a 8.4 percentage point margin improvement. Revenue increased $168.2 million (26%) principally comprised of a $126.0 million (147%) increase in mortgage origination revenue, a $32.9 million (11%) increase in relocation revenue and increases of $17.1 million (17%) and $12.6 million (13%) in asset based (principally leasing) and service based revenue respectively, exclusive of a net $12.8 million reduction in preferred alliance revenue. A $10.3 billion (132%) increase in mortgage originations fueled the mortgage origination revenue growth. The relocation related revenue increase was comprised of government home sales and referral fee increases of $27.6 million and $11.7 million, respectively, while other relocation revenue reflected a $6.4 million net decrease. A 10% price improvement and a 12% increase in number of cards drove the respective vehicle leasing and card servicing revenue increases. Total expenses, exclusive of Unusual Charges, increased $50.4 million (11%) consisting primarily of a $24.9 million (68%) increase in information technology expenses required to support growth and the consolidation of duplicate systems of acquired companies, $11.9 million (24%) of incremental mortgage production costs, $14.0 million (30%) of additional government home sales expense and $6.6 million additional depreciation and amortization due to expansion. These increases were partially offset by an $8.9 million (37%) decrease in corporate overhead.

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

Using historical information, the Company projects the time period that a client's vehicle will be in service or the length of time that a home will be held in inventory before being sold on behalf of the client. Once the relevant asset characteristics are projected, the Company generally matches the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage services, the Company funds the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

The Company supports purchases of leased vehicles, home equity advances, and mortgage originations primarily by issuing commercial paper and medium term notes. Such borrowings are included in liabilities under management and mortgage programs since such debt corresponds directly with high quality assets. In addition, the Company has successfully completed and continues to pursue opportunities to reduce its borrowing requirements by securitizing increasing amounts of its high quality assets. In May 1998, the Company commenced a program to sell originated mortgage loans to an unaffiliated buyer up to the buyer's asset limit of $1.5 billion. The buyer may sell or securitize such mortgage loans into the secondary market, however, servicing rights are retained by the Company. The Company has entered into negotiations and, in the near future, expects to increase the amount of mortgage loans it may sell to this buyer to $2.25 billion. Pursuant to certain covenant requirements under the indentures in which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity. Financial covenants are designed to ensure the self-sufficient liquidity status of the Company. Financial covenants include restrictions on Parent Company loans, debt to equity ratio limitations and other separate Company financial restrictions.

In October 1998, Moody's and Standard and Poor's reduced the Company's long-term and short-term debt ratings to A3/P2 and A-/A2 from A2/P1 and A+/A1, respectively. The Company's long-term and short-term debt ratings remain A+/F1 and A+/D1 with Fitch IBCA and Duff and Phelps Credit Rating Co., respectively. While the recent downgrading caused the Company to incur an increase in cost of funds, management believes its sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

The Company expects to continue to maximize its access to global capital markets by maintaining the quality of its assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, the Company utilizes the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, the Company will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, the Company will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At September 30, 1998, the Company has outstanding debt of $6.2 billion comprised of $3.0 billion in commercial paper, $3.0 billion in medium term notes and other borrowings of $0.2 billion.

Consistent with general market trends for issuers of commercial paper with comparable credit ratings, maturities of recent PHH commercial paper issuances have become shorter than PHH's historical experience. In the event that the public debt market is unable to meet PHH's funding needs, the Company believes that it has appropriate alternative financing sources to provide adequate liquidity, including PHH's $2.7 billion of revolving credit facilities.

PHH filed a shelf registration statement with the SEC, which became effective March 2, 1998, for the aggregate issuance of up to $3 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets the Company manages for its clients and for general corporate purposes. As of September 30, 1998, the Company had approximately $1.5 billion of medium-term notes outstanding under such shelf registration statement.

To provide additional financial flexibility, PHH's policy has been to ensure that the minimum committed bank facilities aggregate at least 80 percent of the average amount of outstanding commercial paper. It is the Company's intention to increase the minimum percentage of committed bank facilities to outstanding commercial paper to 100 percent by December 31, 1998. The Company maintains a $2.5 billion syndicated unsecured credit facility which is backed by domestic and foreign banks and is comprised of $1.25 billion lines of credit maturing in March 1999 and $1.25 billion maturing in the year 2000. In addition, the Company has a $200 million revolving credit facility, which matures on June 24, 1999 and other uncommitted lines of credit with various financial institutions which were unused at September 30, 1998. Management closely evaluates the credit quality of the banks and also the terms of the various agreements to ensure ongoing availability. The full amount of PHH's committed facilities at September 30, 1998 was undrawn and available. Management believes that its current policy provides adequate protection should volatility in the financial markets limit PHH's access to commercial paper or medium-term notes funding.

On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the Company's policy of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if, upon giving effect to such dividend and/or loan, the Company's debt to equity ratio exceeds 8 to 1 at the time of the dividend or loan, as the case may be.

Cash Flow

Cash flows provided by operating activities decreased $288.8 million from $899.8 million for the nine months ended September 30, 1997 to $611.0 million for the same period in 1998. The decrease in operating cash flows primarily reflects unprecedented growth in mortgage loan origination volume. Rapid growth contributed to a 138% increase in Mortgage Services operating income. As a result, mortgage loans held for sale on the balance sheet increased $724.5 million, which largely contributed to the operating cash decrease when compared to the same period in 1997.

The $273.7 million increase in net cash used in investing activities included $97.1 million of incremental capital expenditures associated with a planned facility and other expenditures required to meet increased mortgage loan origination demand and planned system development expenditures to consolidate former PHH and Coldwell Banker relocation businesses. The $607.6 million increase in financing activities primarily reflects temporary funding requirements associated with increased mortgage loans held for sale on the balance sheet at September 30, 1998.

Parent Company Litigation

On April 15, 1998, Cendant announced that it discovered accounting irregularities in certain former CUC business units. Cendant, together with its legal counsel and assisted by external auditors, conducted an investigation of these accounting irregularities. In addition, the Audit Committee of Cendant's Board of Directors initiated an investigation into such matters. As a result of the findings of these investigations and a concurrent internal financial review process by Cendant which revealed both accounting errors and irregularities, Cendant restated its previously reported financial statements for the years ended December 31, 1997, 1996 and 1995 and the quarterly periods ended March 31, and June 30, 1998, respectively.

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

The Parent Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. In addition, the timing of the final resolution of the proceedings is uncertain. The possible outcome or resolution of the proceedings could include a judgment against the Parent Company or a settlement and could require substantial payments by the Parent Company. Management believes that an adverse outcome with respect to such Parent Company proceedings or investigations could have a material impact on the financial condition, results of operations and cash flows of the Parent Company which could also have a material impact on the financial condition or cash flows of the Company.

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

Forward-looking Statements

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates, the resolution and outcome of the pending litigation and government investigation relating to the accounting irregularities at the Parent Company, the ability of the Company and its vendors to complete the necessary actions to achieve a year 2000 conversion for its computer systems as applications, the effect of any corporate transactions, including any divestitures, and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such   forward-looking
statements.

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

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rate and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model the effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

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

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. The nine months ended September 30, 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify the Company's assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect the 1998 net earnings of the Company based on current positions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 14, 1998, reporting in Item 5 the execution of Supplemental Indenture No. 1 to its Senior Indenture, dated as of June 5, 1997.

The Company filed a report on Form 8-K, dated July 28, 1998, announcing that the accounting irregularities at the Parent Company's former CUC International Inc. business unit were greater than previously announced.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PHH CORPORATION


                                 By:     /s/ David M. Johnson
                                        David M. Johnson
                                        Senior Executive Vice President and
                                        Chief Financial Officer



                                 By:      /s/ Scott E. Forbes
                                          Scott E. Forbes
                                          Executive Vice President and
                                          Chief Accounting Officer

Date:      November 16, 1998