Form 10-K
period 1998-12-31
PHH CORP
filed 1999-03-31
CIK 77776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the year ended December 31, 1998               Commission file number 1-7797


                                 PHH CORPORATION
             (Exact name of registrant as specified in its charter)

         Maryland                                          52-0551284
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

6 Sylvan Way, Parsippany, New Jersey                          07054
Address of principal executive offices)                    (Zip Code)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $0

Number of shares of PHH Corporation outstanding on December 31, 1998:  1000

PHH Corporation meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

                                 PHH CORPORATION

PART I

Except as expressly indicated or unless the context otherwise requires, the "Company", "PHH", "we", "our", or "us" means PHH Corporation, a Maryland Corporation, and its subsidiaries.

Item 1. Business

Pursuant to a merger with HFS Incorporated ("HFS"), effective April 30, 1997, we became a wholly owned subsidiary of HFS (the "HFS Merger"). On December 17, 1997, pursuant to a merger agreement between CUC International Inc. ("CUC") and HFS, HFS was merged into CUC (the "Cendant Merger"), with CUC surviving and changing its name to Cendant Corporation ("Cendant"). As a result of the Cendant Merger, we became a wholly owned subsidiary of Cendant.

As part of Cendant's ongoing evaluation of its business units, we may from time to time explore our ability to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on us of such transactions. Among the factors we will consider in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on us and our parent company, Cendant.

In connection with the HFS Merger, our fiscal year was changed from a year ending on April 30 to a year ending on December 31.

GENERAL

We operate in three business segments: fleet, relocation and mortgage. Our businesses provide a range of complementary consumer and business services. Our businesses provide home buyers with mortgages, assist in employee relocations and manage corporate and government vehicle fleets. Our fleet segment is conducted primarily by our PHH Vehicle Management Services subsidiaries, which operate the second largest provider in North America of comprehensive vehicle management services, and our PHH Vehicle Management Services PLC and Cendant Business Answers PLC subsidiaries, which are the market leaders in the United Kingdom for fuel and fleet management services. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

Additional information related to the Company's business segments, including financial data is included in Note 16 - Segment Information in the notes to consolidated financial statements.

Certain statements in this Annual Report on Form 10-K, including without limitation certain matters discussed in "Item 7. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates, outcome of the pending litigation relating to the accounting irregularities at Cendant, our ability and our vendors to complete the necessary actions to achieve a year 2000 conversion for our computer systems as applications, the effect of any corporate transactions, including any divestitures, and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such   forward-looking
statements.

Our principal executive offices are located at 6 Sylvan Way, Parsippany, NJ 07054 (telephone 973-428-9700).

FLEET SEGMENT

         General. The Fleet Segment represented approximately 27%, 31% and 35% of our net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Through our PHH Vehicle Management Services Corporation, PHH Management Services PLC and Cendant Business Answers PLC subsidiaries, we offer a full range of fully integrated fleet management services to corporate clients and government agencies comprising over 672,000 vehicles under management on a worldwide basis. These services include vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, United Kingdom ("UK"), Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitized financing arrangements and bank lines of credit. At December 31, 1998, we employed approximately 1,800 people in our fleet business.

     Through our PHH Vehicle Management Services subsidiaries in the United States and Canada, our Cendant Business Answers PLC subsidiary in the UK, and our PHH Deutschland subsidiary in Germany, we also offer fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. We also manage the fuel and expense management business in the UK on behalf of the Parent Company's Harpur Group Limited subsidiary. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets. Service fees are earned for billing, collection and record keeping services and for assuming credit risk. These fees are paid by the vendor and are based upon the total dollar amount of fuel purchased or the number of transactions processed.

         Products. Our fleet management services are divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

         Asset Based Products represent the services our clients require to lease a vehicle which includes vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. We lease in excess of 350,000 units on a worldwide basis through both open-end lease structures and closed-end lease structures. Open-end leases are the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases are typically structured with a 12 month minimum lease term, with month to month renewals thereafter. The typical unit remains under lease for approximately 34 months. A client receives a full range of services in exchange for a monthly rental payment which includes a management fee. The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount which is retained by the lessor.

          Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms are 24 months, 36 months, and 48 months. The closed-end lease structure is preferred in Europe due to certain accounting regulations. The closed-end lease structure is utilized by approximately 71% of the vehicles leased in Europe, but only 14% of the vehicles leased on a worldwide basis. We utilize independent third party valuations and internal projections to set the residuals utilized for these leases.

          The Fee Based Products are designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products are Fuel Services, Maintenance Services and Accident Management. Fuel Services represents the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operate as a universal card with centralized billing designed to measure and manage costs.

         We offer customer vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (1) negotiated discounts off full retail prices through our convenient supplier network, (2) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonability, and cost effectiveness, and (3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States, Canada, and the United Kingdom to ensure ease of use by the client's drivers.

          We also provide our clients with comprehensive accident management services such as (1) providing immediate assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.) (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (3) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (1) convenient coordinated 24-hour assistance from our call center, (2) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provides customers with extremely favorable repair terms and (3) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

         Competitive  Conditions.  The  principal  factors  for  competition  in vehicle management services are quality of service and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We rank second in the United States in the number of vehicles under management and are a leader in proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of fleet management service in the United States, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

         In the UK, we rank first in vehicles under management and are a leader in proprietary fuel and maintenance cards. We continue to compete against numerous local and regional competitors. The UK operation has been able to differentiate itself through its breadth of product offerings.

RELOCATION SEGMENT

         General. Our Relocation Segment represented approximately 40%, 48% and 47% of our net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Our Cendant Mobility Services Corporation ("Cendant Mobility") subsidiary is the largest provider of employee relocation services in the world. Our Cendant Mobility subsidiary assists more than 100,000 transferring employees annually, including approximately 15,000 employees internationally each year in 92 countries and 300 destination cities.
At December 31, 1998, we employed approximately 3,300 people in our relocation business.

         Services. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers include primarily evaluation, inspection and selling of transferees' homes or purchasing a transferee's home which is not sold for at least a price determined on the estimated value within a specified time period, equity advances (generally guaranteed by the corporate customer), certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

         Corporate clients pay a fee for the services performed. Another source of revenue is interest on the equity advances. Substantially, all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients and one corporate client). As a result of the obligations of most corporate clients to pay the losses and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In transactions with government clients and one corporate client, which comprise approximately 5% of net revenue, where we assume the risk for losses on the sale of homes, we control all facets of the resale process, thereby limiting our exposure.

         The homesale program service is the core service for many domestic and international programs. This program gives employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing due to corporate downsizing, cost containment, and increased need for expense tracking.

         Our relocation accounting services supports auditing, reporting, and disbursement of all relocation-related expense activity.

         Our group move management services provides coordination for moves involving a number of employees. Services include planning, communications, analysis, and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services, and spouse counseling.

         Our moving service, with nearly 70,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing, and control the quality of van line, driver, and overall service.

         Our marketing assistance service provides assistance to transferees in the marketing and sale of their own home. A Cendant Mobility professional assists in developing a custom marketing plan and monitors its implementation through the broker. The Cendant Mobility contact also acts as an advocate, with the local broker, for employees in negotiating offers which helps clients' employees benefit from the highest possible price for their homes.

         Our affinity services provides value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies, that have established members offer our affinity services' to their members at no cost. This service helps the organizations attract new members and to retain current members. Affinity services provides home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 40,000 individuals with approximately 17,500 real estate transactions annually.

         Our international assignment service provides a full spectrum of services for international assignees. This group coordinates the services previously discussed; however, they also assist with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

         Vendor Networks. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 340 principal brokers and 420 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive deep discounts while maintaining control over the quality of service provided to clients' transferees.

         Competitive Conditions. The principal methods of competition within relocation services are service, quality and price. In the United States, there are two major national providers of such services. We are the market leader in the United States and third in the UK.

         Seasonality. Our principal sources of relocation service revenue are based upon the timing of transferee moves, which are lower in the first and last quarter each year, and at the highest levels in the second quarter.

MORTGAGE SEGMENT

         General. Our Mortgage Segment represented approximately 32%, 21% and 18% of our net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the tenth largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance in 1998, and, on a retail basis, we are the sixth largest originator in 1998. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21(R), Coldwell Banker(R) and ERA(R) franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states.
At December 31, 1998, Cendant Mortgage had approximately 4,000 employees.

         Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage also services mortgage loans. We earn revenue from the sale of the mortgage loans to investors, as well as from fees earned on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio.

         Cendant Mortgage offers mortgages through the following platforms:

o Teleservices. Mortgages are offered to consumers through an 800 number teleservices operation based in New Jersey under programs including Phone In-Move In(R) for real estate organizations, private label programs for financial institutions and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume which contributes to Cendant Mortgage ranking as the sixth largest retail originator (Inside Mortgage Finance) in 1998.

o Point of Sale. Mortgages are offered to consumers through 175 field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer. Originations from these point of sale offices are generally more costly than teleservices originations.

o Wholesale/Correspondent. We purchase closed loans from financial institutions and mortgage banks after underwriting the loans. Financial institutions include banks, thrifts and credit unions. Such institutions are able to sell their closed loans to a large number of mortgage lenders and generally base their decision to sell to Cendant Mortgage on price, product menu and/or underwriting. We also have wholesale/correspondent originations with mortgage banks affiliated with real estate brokerage organizations. Originations from our wholesale/correspondent platform are more costly than point of sale or teleservices originations.

         Strategy. Our strategy is to increase market share by expanding all of our sources of business with emphasis on the Phone In-Move In(R) program. Phone In-Move In(R) was developed for real estate firms approximately 21 months ago and is currently established in over 4,000 real estate offices at December 31, 1998. We are well positioned to expand our relocation and financial institutions business channels as it increases our linkage to Cendant Mobility clients and works with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. Each of these market share growth opportunities is driven by our low cost teleservices platform which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

         Competitive Conditions. The principal methods of competition in mortgage banking services are service, quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 1.8% in 1998 from 0.9% in 1996. The market share leader reported a 7.7% market share in the United States according to Insider Mortgage Finance for 1998.

         Seasonality. The principal sources of mortgage services segment revenue are based principally on the timing of mortgage origination activity which is based upon the timing of residential real estate sales. Real estate sales are lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue from the mortgage services business is less in the first calendar quarter of each year.

REGULATION

The federal Real Estate Settlement Procedures Act and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may, to some extent, restrict preferred alliance arrangements involving our parent's real estate brokerage franchisees and our mortgage and relocation businesses. Our mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing.

EMPLOYEES

As of December 31, 1998, we had approximately 9,100 employees.

Item 2.  Properties

The offices of our fleet operations in North America are located throughout the U.S. and Canada. Primary office facilities are located in a six-story, 200,000 square foot office building in Hunt Valley, Maryland, leased until September 2003 and offices in Mississauga, Canada, consisting of 41,466 square feet, leased until February 2003 and various other small offices throughout Canada with leases expiring between 2000 and 2004.

Our relocation operations in North America occupy approximately 519,020 square feet in various offices located throughout the U.S. The primary office facilities are located in Danbury, Connecticut, one building having approximately 230,000 square feet, leased until July, 2008 and two other buildings totaling 45,546 square feet with leases expiring in 2003 and 2004. There are three other regional offices located in Las Colinas, Texas, Schaumburg, Illinois, and Walnut Creek, California for a total square footage of approximately 120,000.

Our mortgage operations are located in several offices in Mount Laurel, Cherry Hill and Moorestown, New Jersey occupying approximately 500,000 square feet and have various lease expiration dates. The primary building consists of 127,000 square feet and the lease expires in November 30, 2002.

The international offices of our fleet and relocation operations located in the UK and Europe are as follows: a 129,000 square foot building which is owned by us located in Swindon, UK; and field offices having an aggregate of approximately 57,000 square feet located in Swindon, Manchester and Birmingham UK; Munich, Germany; and Dublin, Ireland, are leased for various terms to February 2015.

We consider that our properties are generally in good condition and well maintained and are generally suitable and adequate to carry on our business.

Item 3.  Legal Proceedings

We are a party to various litigation matters arising in the ordinary course of business and a plaintiff in several collection matters which are not considered material either individually or in the aggregate.

As a result of previously announced accounting irregularities at Cendant, our parent, Cendant is subject to numerous purported class action lawsuits, two purported derivative lawsuits and an individual lawsuit asserting various claims under the federal securities laws and certain state statutory and common laws. In addition, the staff of the Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to Cendant's accounting issues. The staff of the SEC has advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law occurred. (See Note 12 to the consolidated financial statements).

Item 4.  Results of Votes of Security Holders

Not Applicable

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Not Applicable

Item 6.  Selected Financial Data

Not Applicable

Item 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

We are a leading provider of mortgage, relocation and fleet services. In April 1997, we merged with a wholly-owned subsidiary of HFS Incorporated ("HFS") (the "HFS Merger"), and in December 1997, HFS merged with and into CUC International, Inc. ("CUC") (the "Cendant Merger") to form Cendant Corporation ("Cendant" or the "Parent Company"). Effective upon the Cendant Merger, we became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

As part of Cendant's ongoing evaluation of its business units, we may from time to time explore opportunities to make divestitures and enter into related transactions as they arise. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, the magnitude, timing, likelihood or financial or business effect on us of such transactions. Among the factors considered in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on us and our parent company, Cendant.

Results of Operations

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before (i) non-operating interest,
(ii) income taxes and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude merger-related costs and other unusual charges ("Unusual Charges") which were incurred in connection with the HFS Merger and the Cendant Merger. Such charges are of a non-recurring or unusual nature and are not
included in assessing segment  performance or are not segment-specific.   We
believe  such   discussion   is  the  most   informative representation of how
our management evaluates performance. We determined that we have three reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods used to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 1 to the consolidated financial statements.

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

Revenues increased $237.0 million (28%) from $860.6 million in 1997 to $1.1 billion in 1998. In addition, Adjusted EBITDA which excludes Unusual Charges (credits) of ($20.2) million and $251.0 million in 1998 and 1997, respectively, increased $182.9 million (67%) from $273.3 million in 1997 to $456.2 million in 1998. The Adjusted EBITDA margin in 1998 was 42%, an improvement of ten percentage points over 1997.

Mortgage revenues and Adjusted EBITDA increased $174.1 million (97%) and $110.9 million (148%), respectively, in 1998 over 1997. Mortgage origination grew across all lines of business, including increased refinancing activity and a shift to more profitable sales and processing channels and was responsible for substantially all of the segment's revenue growth. Mortgage closings increased $14.3 billion (122%) and average origination fees increased 12 basis points, resulting in a $180.3 million increase in origination revenues. Operating expenses increased in all areas, reflecting increased hiring and expansion of capacity in order to support continued growth; however, revenue growth marginally exceeded such infrastructure enhancements thereby contributing to an improvement in the Adjusted EBITDA margin within the mortgage segment from 42% in 1997 to 53% in 1998.

Relocation revenues and Adjusted EBITDA increased $34.6 million (8%) and $34.8 million (39%), respectively, in 1998 over 1997, while the Adjusted EBITDA margin improved from 22% to 28%. The primary source of revenue growth was a $29.3 million increase in revenues from the relocation of government employees. In addition, the divestiture of certain niche-market property management operations accounted for other revenue of $8.2 million in 1998. Expenses associated with government relocations increased in conjunction with volume and revenue growth, but economies of scale and a reduction in overhead and administrative expenses resulted in the improvement in Adjusted EBITDA margin.

Fleet revenues and Adjusted EBITDA increased $22.9 million (8%) and $30.9 million (29%), respectively, in 1998 over 1997, while the Adjusted EBITDA margin improved from 39% to 47%. The revenue growth is attributable to increases in fleet leasing fees and service fee revenue. Fleet leasing revenue increased due to increases in both pricing and the number of vehicles leased, while service fee revenue increased as a result of an increase in number of fuel cards and vehicle maintenance cards, partially offset by a decline in pricing. The Adjusted EBITDA margin improvement reflects a reduction in overhead costs.

Liquidity and Capital Resources

We manage our funding sources to ensure adequate liquidity. The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. Financial covenants are designed to ensure our self-sufficient liquidity status. Financial covenants include restrictions on dividends payable to the Parent Company and Parent Company loans, limitations on the ratio of debt to equity, and other separate financial restrictions.

Our exposure to interest rate and liquidity risk is minimized by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Using historical information, we project the time period that a client's vehicle will be in service or the length of time that a home will be held before being sold on behalf of the client. Once the relevant asset characteristics are projected, we generally match the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within mortgage services, we fund the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

We support purchases of leased vehicles, originated mortgages and advances under relocation contracts primarily by issuing commercial paper, medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. Additionally, we entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, we were servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

In October 1998, Moody's Investors Service, Inc. and Standard and Poors Corporation reduced our long-term and short-term debt ratings to A3/P2 and A-/A2, respectively from A2/P1 and A+/A1, respectively. Our long-term and short-term credit ratings remain A+/F1 and A+/D1 with Fitch IBCA and Duff and Phelps Credit Rating Co., respectively. While the recent downgrading caused us to incur an increase in cost of funds, management believes our sources of liquidity continue to be adequate. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At December 31, 1998, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $2.5 billion, $2.3 billion, $1.9 billion, and $0.2 billion, respectively.

We filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), effective March 2, 1998, for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets we manage for our clients and for general corporate purposes. As of December 31, 1998, we had approximately $1.6 billion of medium-term notes outstanding under this shelf registration statement.

Securitized Obligations
We maintain four separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. The collective weighted average interest rate on such facilities was 5.8% at December 31, 1998. Such securitized obligations are described below.

     Mortgage Facility. In December 1998, we entered into a 364-day financing agreement to sell mortgage loans under an agreement to repurchase (the "Agreement") such mortgages. The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Agreement at December 31, 1998 totaled $378.0 million.

     Relocation Facilities. We entered into a 364-day asset securitization agreement effective December 1998 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain of our relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, we retain the servicing rights related to the relocation receivables. At December 31, 1998, we were servicing $248.0 million of assets which were funded under this agreement.

     We also maintain an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, whereby we retain the servicing rights on the rights of payment related to certain of our relocation receivables. At December 31, 1998, we were servicing $171.0 million of assets eligible for purchase under this agreement.

     Fleet Facilities. In December 1998, we entered into two secured financing transactions each expiring five years from the effective agreement date through our two wholly-owned subsidiaries, TRAC Funding and TRAC Funding
     II. Secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases (the "Trust")) totaling $600.0 million and $725.3 million, respectively, were contributed to our subsidiaries. Loans to TRAC Funding and TRAC Funding II were funded by commercial paper conduits in the amounts of $500.0 million and $604.0 million, respectively, and were secured by the specified beneficial interests in the Trust. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon the conduit commercial paper issuance cost and committed bank lines priced on a London Interbank Offered Rate basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests.

To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the Year 2002. In addition, we have a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at December 31, 1998. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. The full amount of our committed facilities at December 31, 1998 was undrawn and available. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

On  July  10,  1998,  we  entered  into  a  Supplemental  Indenture  No.  1 (the
"Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes our policy of limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits us from paying dividends or making loans to the Parent Company if upon giving effect to such dividends and/or loan, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Cash Flow

Cash flows provided by operating activities decreased $56.5 million from $918.2 million in 1997 to $861.7 million in 1998. The decrease in operating cash flows primarily reflects growth in mortgage loan origination volume which resulted in an incremental $391.7 million net increase in mortgage loans held for sale. However, such growth in mortgage loan originations (which accounted for $180.3 million of incremental revenues in 1998) contributed to a $121.4 million increase in overall net income (exclusive of merger related costs and other unusual charges, net of tax) in 1998 over 1997. In addition, in 1998, cash payments related to merger related costs and other unusual charges (from the HFS Merger in April 1997) were $110.6 million less than in 1997.

Net cash used in investing activities increased $115.8 million in 1998 over 1997 primarily as a result of a $107.1 million increase in capital expenditures. In 1998, $150.8 million was invested in property and equipment which included the development of integrated business systems within the Relocation segment as well as systems and office expansion to support growth in the Mortgage segment. Net cash provided by financing activities increased $450.9 million in 1998 over 1997 primarily due to temporary funding requirements associated with increased mortgage loans held for sale on the balance sheet at December 31, 1998.

Litigation

On April 15, 1998, our Parent Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Parent Company and the Audit Committee of the Parent Company's Board of Directors. As a result of the findings from the investigations, the Parent Company restated its previously reported financial results for 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and three individual lawsuits have been filed in various courts against the Parent Company and other defendants. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While the Parent Company made all adjustments considered necessary as a result of the findings from the investigations in restating its financial statements, the Parent Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

The Parent Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amount or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings could include judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on our financial condition and cash flows.

Impact of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". We will adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter after December 15, 1998. We have adopted SFAS No. 134 effective January 1, 1999. SFAS No. 134, requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, we reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans, from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134 such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on our financial statements.

Year 2000 Compliance

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and has identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between us and our customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurance can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain vendor products and in certain situations, exceptions have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

We rely on third party service providers for services such as telecommunications, internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could have a material adverse impact on our operations. We initiated an evaluation of the status of such third party service providers' efforts to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of our Year 2000 compliance plan is anticipated to be $22.0 million. Approximately $15.0 million of these costs had been incurred through December 31, 1998, and we expect to incur the balance of such costs to complete the compliance plan. We are expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

The estimates and conclusions herein are forward-looking statements and are based on our best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on certain operations and the ability of our service providers to bring their systems into Year 2000 compliance.

Forward-Looking Statements
We make statements about our future results in this annual report that may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

o    The  resolution  or  outcome  of  the  pending  litigation  and  government
     investigations    relating   to   the   previously   announced   accounting
     irregularities at the Parent Company;

o    Our ability to successfully divest non-core assets;

o Our ability to develop and implement operational and financial systems to manage rapidly growing operations;
o    Competition in our existing and potential future lines of business;

o Our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and

o Our ability and our vendors' and customers' ability to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.

We derive the forward-looking statements in this annual report from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In normal operations, we must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

We use various financial instruments, particularly interest rate and currency swaps, but also options, floors and currency forwards, to manage its respective interest rate and currency risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposure. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in notes 10 and 11.

The SEC requires that registrants include information about potential effects of changes in interest rates and currency exchange in their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would not materially effect our 1999 net earnings based on year-end 1998 positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify our assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect our 1999 net earnings based on year-end 1998 positions.

 Item 8.  Financial Statements and Supplementary Data

 See Financial Statement and Financial Statement Schedule Index included herein.

 Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

 Not applicable.

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

 PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 Item 14(a)(1)  Financial Statements

 See Financial Statement and Financial Statement Schedule Index included herein.

 Item 14(a)(2)  Financial Statement Schedules

 See Financial Statement and Financial Statement Schedule Index included herein.

 Item 14(a)(3)  Exhibits

The exhibits identified by an asterisk (*) are on file with the Commission and such exhibits are incorporated by reference from the respective previous filings. The exhibits identified by a double asterisk (**) are being filed with this report.

Item 14(b)      Reports on Form 8-K

There were no reports  on Form 8-K filed  during  the fourth quarter of 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PHH CORPORATION

                            By: /s/ Robert D. Kunisch
                                Robert D. Kunisch
March 31, 1999                  Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:                             Date:

/s/    Robert D. Kunisch                                 March 31, 1999
Robert D. Kunisch
Chief Executive Officer and President

Principal Financial Officer:

/s/     David M. Johnson                                 March 31, 1999
David M. Johnson
Senior Executive Vice President,
Chief Financial Officer and Assistant Treasurer

Principal Accounting Officer:

/s/     Tobia Ippolito                                   March 31, 1999
Tobia Ippolito
Senior Vice President and
Corporate Controller

Board of Directors:

/s/     James E. Buckman                                 March 31, 1999
James E. Buckman
Director

/s/     Stephen P. Holmes                                March 31, 1999
Stephen P. Holmes
Director

Exhibit No.

2-1 Agreement and Plan of Merger dated as of November 10, 1996,by and among HFS Incorporated, PHH Corporation and Mercury Acquisition Corp., filed as Annex 1 in the Joint Proxy Statement/Prospectus included as part of Registration No.
         333-24031(*).

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

10.1 364-Day Credit Agreement Among PHH Corporation, PHH Vehicle Management Services, Inc., the Lenders, the Chase Manhattan Bank, as Administrative Agent and the Chase Manhattan Bank of Canada, as Canadian Agent, Dated March 4, 1997 as amended and restated through March 5, 1999, incorporated by reference to Exhibit 10.24 (a) to Cendant Corporation's Form 10-K for the year ended December 31, 1998.

10.2 Five-year Credit Agreement among PHH Corporation, the Lenders, and Chase Manhattan Bank, as Administrative Agent, dated March 4, 1997 filed as Exhibit 10.2 to Registration Statement 333-27715(*).

10.3 SECOND AMENDMENT, dated as of September 26, 1997 (the "Second Amendment"), to (i) 364-day Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997 (as heretofore and hereafter amended, supplemented or otherwise modified from time to time, the "364-Day Credit Agreement"), PHH Corporation (the "Borrower"), PHH Vehicle Management Services, Inc., the Lenders referred to therein, the Chase Manhattan Bank of Canada, as agent for the US Lenders (in such capacity, the "Administrative Agent"), and The Chase Manhattan Bank of Canada, as administrative agent for the Canadian Lenders (in such capacity, the "Canadian Agent"); and (ii) the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, among the Borrower, the Lenders referred to therein and the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).(*)

10.4 Third Amendment to PHH Credit Agreements (Incorporated by reference to PHH Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, Exhibit 10.1 (*).

10.5 Fourth Amendment, dated as of November 2, 1998, to PHH Five-Year Credit Agreement incorporated by reference to Exhibit 10.24(a) to Cendant Corporation's Form 10-K for the year ended December 31, 1998 (*).

10.6 Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration Statement 33-63627(*).

10.7 Distribution Agreement between the Company and Credit Suisse; First Boston Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715(*).

10.8 Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Inc. filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 1-07797 (*)

10.9 Loan and Security Agreement, dated as of December 17, 1998 among Trac Funding, Inc. as borrower, Preferred Receivables Funding Corporation, the financial institutions party thereto and The First National Bank of Chicago, as Agent (**).

10.10 Loan and Security Agreement, dated as of December 28, 1998, among Trac Funding II, Inc., as borrower, Quincy Capital Corporation and Receivables Capital Corporation, as Lenders, and Bank of America National Trust and Savings Association, as Administrator (**).

12 Schedule containing information used in the computation of the ratio of earnings to fixed charges (**)

23.1     Consent of Deloitte & Touche LLP (**)

23.2     Consent of KPMG LLP (**)

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

*        Incorporated by reference

**       Filed herewith

                         INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Reports


Consolidated Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996


Consolidated Balance Sheets
     as of December 31, 1998 and 1997


Consolidated Statements of Shareholder's Equity for the years ended December 31, 1998, 1997 and 1996


Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996


Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of PHH Corporation

We have audited the consolidated balance sheet of PHH Corporation and its subsidiaries (a wholly-owned subsidiary of Cendant Corporation), (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 3 that were applied to restate the financial statements to give effect to the merger of Cendant Corporation's relocation business with the Company, which has been accounted for in a manner similar to a pooling-of-interests. Additionally, we also audited the reclassifications described in Note 3 that were applied to restate the December 31, 1996 financial statements to conform to the presentation used by Cendant Corporation. In our opinion, such adjustments and reclassifications are appropriate and have been properly applied.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 17, 1999

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors PHH Corporation

We have audited the consolidated statement of income, shareholder's equity and cash flows of PHH Corporation and subsidiaries for the year ended December 31, 1996, before the reclassifications and restatement described in Note 3 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements (before reclassifications and restatement) referred to above present fairly, in all material respects, the results of operations of PHH Corporation and subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Baltimore, Maryland
April 30, 1997

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)


                                                                                  Year Ended December 31,
                                                                  ------------------------------------------------
                                                                       1998             1997              1996
                                                                  -------------     -------------    -------------
Net Revenues
Fleet services                                                    $       206.1     $       212.4    $       199.2
Relocation services (net of interest costs of
    $26.9, $32.0 and $35.0)                                               435.8             409.4            342.1
Mortgage services (net of amortization of mortgage
   servicing rights and interest costs of $221.4, $180.6
   and $116.9)                                                            353.4             179.3            127.7
                                                                  -------------     -------------    -------------

Service fees, net                                                         995.3             801.1            669.0
Fleet leasing (net of depreciation and interest costs of
   $1,279.4, $1,205.2 and $1,132.4)                                        88.7              59.5             56.7
Other                                                                      13.6                 -                -
                                                                  -------------     -------------    -------------

Net revenues                                                            1,097.6             860.6            725.7
                                                                  -------------     -------------    -------------

Expenses
Operating                                                                 469.7             422.9            346.9
General and administrative                                                171.7             164.4            173.9
Depreciation and amortization                                              36.8              25.7             28.6
Merger-related costs and other unusual charges (credits)                  (20.2)            251.0                -
                                                                  --------------    -------------    -------------

Total expenses                                                            658.0             864.0            549.4
                                                                  -------------     -------------    -------------

Income (loss) before income taxes                                         439.6              (3.4)           176.3

Provision for income taxes                                                159.6              44.2             71.8
                                                                  -------------     -------------    -------------

Net income (loss)                                                 $       280.0     $       (47.6)   $       104.5
                                                                  =============     ==============   =============




See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)



                                                                                          December 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                -------------      -------------
Assets
Cash and cash equivalents                                                       $      233.2       $         2.1
Accounts and notes receivable (net of allowance
     for doubtful accounts of $15.8 and $12.1)                                         775.2               567.6
Property and equipment, net                                                            219.4               104.1
Other assets                                                                           293.2               343.0
                                                                                ------------       -------------
Total assets exclusive of assets under programs                                      1,521.0             1,016.8
                                                                                ------------       -------------

Assets under management and mortgage programs
     Net investment in leases and leased vehicles                                    3,801.1             3,659.1
     Relocation receivables                                                            659.1               775.3
     Mortgage loans held for sale                                                    2,416.0             1,636.3
     Mortgage servicing rights                                                         635.7               373.0
                                                                                ------------       -------------
                                                                                     7,511.9             6,443.7
                                                                                ------------       -------------
Total assets                                                                    $    9,032.9       $     7,460.5
                                                                                ============       =============



Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                        $      752.0       $       692.4
Deferred income                                                                         57.0                53.3
                                                                                ------------       -------------
Total liabilities exclusive of liabilities under programs                              809.0               745.7
                                                                                ------------       -------------

Liabilities under management and mortgage programs
     Debt                                                                            6,896.8             5,602.6
                                                                                ------------       -------------
     Deferred income taxes                                                             341.0               295.7
                                                                                ------------       -------------

Total liabilities                                                                    8,046.8             6,644.0
                                                                                ------------       -------------

Commitments and contingencies (Note 12)

Shareholder's Equity
Preferred stock - authorized 3,000,000 shares                                             --                  --
Common stock, no par value - authorized 75,000,000 shares;
     issued and outstanding 1,000 shares                                               289.2               289.2
Retained earnings                                                                      727.7               544.7
Accumulated other comprehensive loss                                                   (30.8)              (17.4)
                                                                                ------------       -------------
Total shareholder's equity                                                             986.1               816.5
                                                                                ------------       -------------
Total liabilities and shareholder's equity                                      $    9,032.9       $     7,460.5
                                                                                ============       =============



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In millions, except share data)


                                                                                            Accumulated
                                                                                               Other             Total
                                                    Common Stock             Retained      Comprehensive    Shareholder's
                                               Shares         Amount         Earnings      Income (Loss)        Equity
                                             ----------     -----------    -----------    --------------    -------------
Balance, January 31, 1996                    34,487,748     $      91.5    $     521.9    $       (23.1)    $     590.3
   Less: January 1996 activity:
     Comprehensive loss:
     Net loss                                         -               -           (8.3)               -
     Currency translation adjustment                  -               -              -              2.4
     Total comprehensive loss January 1996            -               -              -                -            (5.9)
     Cash dividend declared                           -               -            5.9                -             5.9
     Stock option plans transactions, net of
       related tax benefits                     (35,400)            (.6)             -                -             (.6)

   Comprehensive income:
     Net income                                       -               -          104.5                -
     Currency translation adjustments                 -               -              -             12.4
   Total comprehensive income                         -               -              -                -           116.9
   Cash dividends declared                            -               -          (25.0)               -           (25.0)
   Stock option plan transactions, net of
       related tax benefits                     504,487            10.3              -                -            10.3
                                            -----------     -----------    -----------    --------------    -----------
Balance, December 31, 1996                   34,956,835           101.2          599.0             (8.3)          691.9

   Comprehensive loss:
     Net loss                                         -               -          (47.6)               -
     Currency translation adjustments                 -               -              -             (9.1)
   Total comprehensive loss                           -               -              -                -           (56.7)
   Cash dividends declared                            -               -           (6.7)               -            (6.7)
   Stock option plan transactions, net of
       related tax benefits                     876,264            22.0              -                -            22.0
   Retirement of common stock               (35,832,099)              -              -                -               -
   Parent company capital contribution                -           166.0              -                -           166.0
                                            -----------     -----------    -----------    --------------    -----------
Balance, December 31, 1997                        1,000           289.2          544.7            (17.4)          816.5

   Comprehensive income:
     Net income                                       -               -          280.0                -
     Currency translation adjustments                 -               -              -            (13.4)
   Total comprehensive income                         -               -              -                -           266.6
   Cash dividends declared                            -               -          (97.0)               -           (97.0)
                                            -----------     -----------    ------------   --------------    ------------

Balance, December 31, 1998                        1,000     $     289.2    $     727.7    $       (30.8)    $     986.1
                                            ===========     ===========    ===========    ==============    ===========



See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)


                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
Operating Activities
Net income (loss)                                                      $       280.0    $       (47.6)    $       104.5
Merger-related costs and other unusual charges (credits)                       (20.2)           251.0               -
Payments of merger-related costs and other unusual charge liabilities          (39.1)          (149.7)              -
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
   Depreciation and amortization                                                36.8             25.7              28.6
   Gain on sales of mortgage servicing rights                                  (19.8)           (15.8)             (5.2)
Accounts and notes receivable                                                  (83.7)           (15.5)            (21.0)
Accounts payable and other accrued liabilities                                  39.1             27.8              28.1
Other, net                                                                     188.4            108.4              74.2
                                                                       -------------    -------------     -------------
                                                                               381.5            184.3             209.2
Management and mortgage programs:
   Depreciation and amortization                                             1,259.9          1,121.9           1,021.7
   Origination of mortgage loans                                           (26,571.6)       (12,216.5)         (8,292.6)
   Proceeds on sale and payments from mortgage loans
     held for sale                                                          25,791.9         11,828.5           8,219.3
                                                                       -------------    -------------     -------------
Net cash provided by operating activities                                      861.7            918.2           1,157.6
                                                                       -------------    -------------     -------------

Investing Activities
Additions to property and equipment                                           (150.8)           (43.7)            (17.6)
Funding of grantor trusts                                                        -                -               (89.8)
Proceeds from sale of subsidiary                                                 -                -                38.0
Other, net                                                                      12.1            (23.9)             (2.8)
                                                                       -------------    --------------    --------------
                                                                              (138.7)           (67.6)            (72.2)
Management and mortgage programs:
   Investment in leases and leased vehicles                                 (2,446.6)        (2,068.8)         (1,901.3)
   Repayment of investment in leases and leased vehicles                       987.0            589.0             595.9
   Proceeds from sales and transfers of leases and leased vehicles             182.7            186.4             162.8
   Equity advances on homes under management                                (6,484.1)        (6,844.5)         (4,308.0)
   Payments received on advances on homes under management                   6,624.9          6,862.6           4,348.9
   Additions to mortgage servicing rights                                     (524.4)          (270.5)           (164.4)
   Proceeds from sales of mortgage servicing rights                            119.0             49.0               7.1
                                                                       -------------    -------------     -------------
Net cash used in investing activities                                       (1,680.2)        (1,564.4)         (1,331.2)
                                                                       --------------   --------------    --------------

Financing Activities
Parent company capital contribution                                             46.0             90.0               -
Payment of dividends                                                           (97.0)            (6.6)            (25.0)
Other, net                                                                         -             22.0              10.3
                                                                       -------------    -------------     -------------
                                                                               (51.0)           105.4             (14.7)
Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                 4,300.0          2,816.3           1,656.0
   Principal payments on borrowings                                         (3,089.7)        (1,692.9)         (1,645.8)
   Net change in short term borrowings                                         (93.1)          (613.5)            231.8
                                                                       --------------   --------------    -------------
Net cash provided by financing activities                                    1,066.2            615.3             227.3
                                                                       -------------    -------------     -------------

Effect of exchange rates on cash and cash equivalents                          (16.6)            19.2             (46.7)
                                                                       --------------   -------------     --------------
Increase (decrease) in cash and cash equivalents                               231.1            (11.7)              7.0
Cash and cash equivalents at beginning of period                                 2.1             13.8               6.8
                                                                       -------------    -------------     -------------
Cash and cash equivalents at end of period                             $       233.2    $         2.1     $        13.8
                                                                       =============    =============     =============





See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation and Description of Business

        PHH Corporation, together with its wholly owned subsidiaries (the "Company"), is a leading provider of relocation, mortgage and fleet services. In April 1997, the Company merged with a wholly-owned subsidiary of HFS Incorporated ("HFS") (the "HFS Merger") and in December 1997, HFS merged (the "Cendant Merger") with and into CUC International Inc. ("CUC") to form Cendant Corporation ("Cendant" or the "Parent Company"). The HFS Merger and the Cendant Merger were both accounted for as poolings of interests. Effective upon the Cendant Merger, the Company became a wholly owned subsidiary of Cendant.
        However, pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented. A description of the Company's reportable operating segments are as follows:

        Relocation
        Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchase of a transferee's home which is sold within a specified time period for a price which is at least equivalent to the appraised value, certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

        Mortgage
        Mortgage services primarily include the origination, sale and servicing of residential mortgage loans. Revenues are earned from the sale of mortgage loans to investors as well as from fees earned on the servicing of loans for investors. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks.

        Mortgage services customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association, while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

        Fleet
        Fleet services primarily consist of the management, purchase, leasing, and resale of vehicles for corporate clients and government agencies. These services also include fuel, maintenance, safety and accident management programs and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

2.      Summary of Significant Accounting Policies

        Principles of consolidation
        The consolidated financial statements include the accounts and transactions of the Company together with its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Use of estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

        Cash and cash equivalents
        The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Property and equipment
        Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter. The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

        Revenue recognition and business operations
        Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on their home based on an appraised value generally determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

        While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate based on various indices. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance, are generally borne by the client corporation. The client corporation normally advances funds to cover a portion of such carrying costs. When the home is sold, a settlement is made with the client corporation netting actual costs with any advanced funding.

        Revenues and related costs associated with the purchase and resale of a residence are recognized over the period in which services are provided. Relocation services revenue is recorded net of costs reimbursed by client corporations and interest expenses incurred to fund the purchase of a transferee's residence. Under the terms of contracts with client corporations, the Company is generally protected against losses from changes in real estate market conditions. The Company also offers fee-based programs such as home marketing assistance, household goods moves and destination services. Revenues from these fee-based services are taken into income over the periods in which the services are provided and the related expenses are incurred.

        Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis.
        Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold (see Note 7 - Mortgage Loans Held for Sale).

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

        The Company recognizes as separate assets the rights to service mortgage loans for others by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. The carrying value of mortgage servicing rights ("MSRs") is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of loan servicing fees in the consolidated statements of operations. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market fore-casts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment, which is recognized in the consolidated statements of operations during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies (see Note 8 - Mortgage Servicing Rights).

        Fleet. The Company primarily leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases) (see Note 6 - Net Investment in Leases and Leased Vehicle). Each lease is either classified as an operating lease or direct financing lease, as defined. Lease revenues are recognized based on rentals. Revenues from fleet management services other than leasing are recognized over the period in which services are provided and the related expenses are incurred.

        Income taxes
        The Company's income taxes are included in the consolidated federal income tax return of Cendant. In addition, the Company files unitary, consolidated, and combined state income tax returns with Cendant in jurisdictions where required. Income tax expense is based on allocations from Cendant and is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. The Company computes income tax expense and deferred income taxes using the asset and liability method. No provision has been made for U.S. income taxes on approximately $205.4 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1998 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable. In addition, it is estimated that foreign withholding taxes of approximately $3.2 million may have been payable at December 31, 1998, if such earnings were remitted.

        Parent Company stock option plans
        Certain executives and employees of the Company participate in stock option plans sponsored and administered by the Parent Company. The Company does not sponsor or maintain any stock option plans. Accounting Principles Board ("APB") Opinion No. 25 is applied in accounting for options issued under the Parent Company's plans. Under APB No. 25, because the exercise price of the stock options are equal to or greater than the market prices of the underlying Parent Company stock on the date of grant, no compensation expense is recognized.

        Translation of foreign currencies
        Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income (loss) in the consolidated statements of shareholder's equity.

        New accounting standard
        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements.

        Reclassifications
        Certain reclassifications have been made to prior years' financial statements to conform to the presentation used in 1998.

3.       Historical Adjustments

        Certain reclassifications have been made to the historical financial statements of the Company to conform with the presentation used subsequent to the HFS Merger. Additionally, the historical financial statements of the Company were restated to give effect to the June 1997 merger, which was accounted for in a manner similar to a pooling-of-interests, of HFS's relocation business with and into the Company. The effect of such reclassifications and restatement (collectively, the "Adjustments") on the consolidated statement of income for the year ended December 31, 1996 was as follows:

                                           As
                                       previously                          As
                                        reported      Adjustments       restated
                                       ----------     -----------       --------
        (In millions)
        Net revenues                   $  1,938.5     $ (1,212.8)       $  725.7
        Total expenses                    1,790.3       (1,240.9)          549.4
        Provision for income taxes           60.6           11.2            71.8
                                       ----------     -----------       --------

        Net income                     $     87.6     $     16.9        $  104.5
                                       ==========     ==========        ========

4.      Merger-Related Costs and Other Unusual Charges

        The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 of $251.0 million primarily associated with the HFS Merger and the Cendant Merger. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The reduction of such liabilities from inception is summarized by category of expenditure and by merger as follows:

                                                                                    1998 Activity
                                 Net 1997                Balance at      ---------------------------------    Balance at
                                 Unusual        1997     December 31,      Cash                              December 31,
        (In millions)            Charges    Reductions      1997         Payments   Non-Cash   Adjustments       1998
                                ----------  ----------   -----------     ---------  ---------  -----------  ------------
        Professional fees       $     14.5  $   (13.8)   $       0.7     $   (4.3)  $     -    $      3.6    $        -
        Personnel related            147.5      (94.5)          53.0        (22.9)        -         (19.1)         11.0
        Business terminations         68.8      (67.3)           1.5         (0.6)       4.7         (5.6)            -
        Facility related and
        other                         20.2       (4.7)          15.5        (11.3)        -           0.9           5.1
                                ----------  ----------   -----------     ---------  --------   -----------   ----------
        Total                   $    251.0  $  (180.3)   $      70.7     $  (39.1)  $    4.7   $    (20.2)   $     16.1
                                ==========  ==========   ===========     =========  ========   ===========   ==========


        Cendant Merger         $      42.2  $   (30.0)   $      12.2     $  (14.5)  $     -    $      3.8    $      1.5
        HFS Merger                   208.8     (150.3)          58.5        (24.6)       4.7        (24.0)         14.6
                               -----------  ----------   -----------     ---------  --------   -----------   ----------
        Total                  $     251.0  $  (180.3)   $      70.7     $  (39.1)  $    4.7   $    (20.2)   $     16.1
                               ===========  ==========   ===========     =========  ========   ===========   ==========


        HFS Merger Charge
        The Company incurred $223.1 million of Unusual Charges in the second quarter of 1997 primarily associated with the HFS Merger. During the fourth quarter of 1997, as a result of the changes in estimates, the Company reduced certain merger-related liabilities, which resulted in a $14.3 million credit to Unusual Charges. The Company incurred $110.0 million of professional fees and executive compensation expenses directly as a result of the HFS Merger, and also incurred $113.1 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The HFS Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate infrastructure as well as its businesses and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the HFS Merger to continue the downsizing of fleet operations by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation and mortgage origination businesses along with the Parent Company's real estate franchise business to capture additional revenues through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. The aforementioned reorganization plans provided for 450 jobs reductions which included the elimination of corporate functions and facilities in Hunt Valley, Maryland.

        Unusual  Charges  included  $135.5  million of  personnel-related  costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the PHH merger agreement. Unusual Charges also included professional fees of $14.5 million which were primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. The Company incurred business termination charges of $38.8, representing costs to exit certain activities primarily within the Company's fleet management business which included $35.0 million of asset write offs. Facility related and other charges totaling $34.5 million included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space.

        During the year ended December 31, 1998, adjustments of $20.2 million were made to Unusual Charges, which primarily included $19.1 million of costs associated with a change in estimated severance costs. The remaining personnel related liabilities relate to future severance and benefit payments and the facility related liabilities are for future lease termination payments.

        Cendant Merger Charge
        In  connection  with  the  Cendant  Merger,   the  Company   recorded  a
        merger-related charge (the "Cendant Merger Charge") of $46.0 million, including $3.8 million of professional fees expensed as incurred during 1998, of which $44.5 million was paid through December 31, 1998. The Cendant Merger Charge includes approximately $30.0 million of termination costs associated with exiting certain activities associated with Fleet operations and a non-compete agreement which was terminated in December 1997 for which $10.7 million of outstanding obligations were paid in January 1998.

5.      Property and Equipment, net

        Property and equipment, net consisted of:

                                                                         Estimated
                                                                       Useful Lives               December 31,
        (In millions)                                                    In Years            1998             1997
                                                                       -------------    -------------     -------------
        Land                                                                -           $         9.3     $         6.8
        Building and leasehold improvements                               5 - 50                 46.9              28.6
        Furniture, fixtures and equipment                                 3 - 10                303.0             183.4
                                                                                        -------------     -------------
                                                                                                359.2             218.8
        Less accumulated depreciation and amortization                                          139.8             114.7
                                                                                        -------------     -------------
                                                                                        $       219.4     $       104.1
                                                                                        =============     =============

6.      Net Investment in Leases and Leased Vehicles

        Net investment in leases and leased vehicles consisted of:

                                                            December 31,
        (In millions)                                   1998             1997
                                                 -------------     -------------
        Vehicles under open-end operating leases $ 2,725.6 $ 2,640.1 Vehicles under closed-end operating
           leases                                        822.1             577.2
        Direct financing leases                          252.4             440.8
        Accrued interest on leases                         1.0               1.0
                                                 -------------     -------------
                                                 $     3,801.1     $     3,659.1
                                                 =============     =============

        The Company records the cost of leased vehicles as net investment in leases and leased vehicles. The vehicles are leased primarily to corporate fleet users for initial periods of twelve months or more under either operating or direct financing lease agreements. Vehicles under operating leases are amortized using the straight-line method over the expected lease term. The Company's experience indicates that the full term of the leases may vary considerably due to extensions beyond the minimum lease term. Lessee repayments of investment in leases and leased vehicles were $1.9 billion and $1.6 billion in 1998 and 1997, respectively, and the ratio of such repayments to the average net investment in leases and leased vehicles was 50.7% and 46.8% in 1998 and 1997, respectively.

        The Company has two types of operating leases. Under one type, open-end operating leases, resale of the vehicles upon termination of the lease is generally for the account of the lessee except for a minimum residual value which the Company has guaranteed. The Company's experience has been that vehicles under this type of lease agreement have generally been sold for amounts exceeding the residual value guarantees. Maintenance and repairs of vehicles under these agreements are the responsibility of the lessee. The original cost and accumulated depreciation of vehicles under this type of operating lease was $5.3 billion and $2.6 billion, respectively, at December 31, 1998 and $5.0 billion and $2.4 billion, respectively, at December 31, 1997.

        Under the second type of operating lease, closed-end operating leases, resale of the vehicles on termination of the lease is for the account of the Company. The lessee generally pays for or provides maintenance, vehicle licenses and servicing. The original cost and accumulated depreciation of vehicles under these agreements were $1.0 billion and

        $190.5 million, respectively, at December 31, 1998 and $754.4 million and $177.2 million, respectively, at December 31, 1997. The Company, based on historical experience and a current assessment of the used vehicle market, established an allowance in the amount of $14.2 million and $11.7 million for potential losses on residual values on vehicles under these leases at December 31, 1998 and 1997, respectively.

        Under the direct financing lease agreements, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account for the lessee. Maintenance and repairs of these vehicles are the responsibility of the lessee.

        Open-end operating leases and direct financing leases generally have a minimum lease term of 12 months with monthly renewal options thereafter. Closed-end operating leases typically have a longer term, usually 24 months or more, but are cancelable under certain conditions.

        Gross leasing revenues, which are included in fleet leasing in the consolidated statements of operations, consist of:

                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Operating leases                                               $     1,330.3    $     1,222.9     $     1,145.8
        Direct financing leases, primarily interest                             37.8             41.8              43.3
                                                                       -------------    -------------     -------------
                                                                       $     1,368.1    $     1,264.7     $     1,189.1
                                                                       =============    =============     =============


        In June 1998, the Company entered into an agreement with an independent third party to sell and leaseback vehicles subject to operating leases. The net carrying value of the vehicles sold was $100.6 million. Since the net carrying value of these vehicles was equal to their sales price, there was no gain or loss recognized on the sale. The lease agreement entered into between the Company and the counterparty was for a minimum lease term of 12 months with three one-year renewal options. For the year ended December 31, 1998, the total rental expense incurred by the Company under this lease was $17.7 million.

        The Company has transferred existing managed vehicles and related leases to unrelated investors and has retained servicing responsibility. Credit risk for such agreements is retained by the Company to a maximum extent in one of two forms: excess assets transferred, which were $9.4 million and $7.6 million at December 31, 1998 and 1997, respectively; or guarantees to a maximum extent. There were no guarantees to a maximum extent at December 31, 1998 and 1997. All such credit risk has been included in the Company's consideration of related allowances. The outstanding balances under such agreements aggregated $259.1 million and $224.6 million at December 31, 1998 and 1997, respectively.

        Other managed vehicles with balances aggregating $221.8 million and $157.9 million at December 31, 1998 and 1997, respectively, are included in special purpose entities which are not owned by the Company. These entities do not require consolidation as they are not controlled by the Company and all risks and rewards rest with the owners. Additionally, managed vehicles totaling approximately $81.9 million and $69.6 million at December 31, 1998 and 1997, respectively, are owned by special purpose entities which are owned by the Company. However, such assets and related liabilities have been netted in the consolidated balance sheet since there is a two-party agreement with determinable accounts, a legal right of offset exists and the Company exercises its right of offset in settlement with client corporations.

7.      Mortgage Loans Held for Sale

        Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guarantee is provided primarily on a non-recourse basis to the Company except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of December 31, 1998 and 1997, mortgage loans sold with recourse amounted to approximately $58.3 million and $58.5 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

        The Company entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated Buyer (the "Buyer") committed to purchase, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, the Company retains the servicing rights on the mortgage loans sold to the Buyer and provides the Buyer with options to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, the Company was servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

8.      Mortgage Servicing Rights

        Capitalized mortgage servicing rights ("MSRs") activity was as follows:

                                                                                           Impairment
        (In millions)                                                        MSRs          Allowance           Total
                                                                       -------------    --------------    -------------
        Balance, January 31, 1996                                      $       192.8    $        (1.4)    $       191.4
        Less:  PHH activity for January 1996
          to reflect change in PHH fiscal year                                 (14.0)             0.2             (13.8)
        Additions to MSRs                                                      164.4                -             164.4
        Amortization                                                           (51.8)               -             (51.8)
        Write-down/provision                                                       -              0.6               0.6
        Sales                                                                   (1.9)               -              (1.9)
                                                                       --------------   -------------     --------------
        Balance, December 31, 1996                                             289.5             (0.6)            288.9
        Additions to MSRs                                                      251.8                -             251.8
        Amortization                                                           (95.6)               -             (95.6)
        Write-down/provision                                                       -             (4.1)             (4.1)
        Sales                                                                  (33.1)               -             (33.1)
        Deferred hedge, net                                                     18.6                -              18.6
        Reclassification of mortgage-related securities                        (53.5)               -             (53.5)
                                                                       --------------   -------------     --------------
        Balance, December 31, 1997                                             377.7             (4.7)            373.0
        Additions to MSRs                                                      475.2                -             475.2
        Additions to hedge                                                      49.2                -              49.2
        Amortization                                                           (82.5)               -             (82.5)
        Write-down/provision                                                       -              4.7               4.7
        Sales                                                                  (99.1)               -             (99.1)
        Deferred hedge, net                                                    (84.8)               -             (84.8)
                                                                       --------------   -------------     --------------
        Balance, December 31, 1998                                     $       635.7     $          -     $       635.7
                                                                       =============     ============     =============

        The value of the Company's MSRs is sensitive to changes in interest rates. The Company uses a hedge program to manage the associated financial risks of loan prepayments. Commencing in 1997, the Company used certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to administer its hedge program. Premiums paid/received on the acquired derivatives instruments are capitalized and amortized over the life of the contracts. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the MSRs. In the event the performance of the hedge instruments do not meet the requirements of the hedge program, changes in the fair value of the hedge instruments will be reflected in the income statement in the current period. Deferrals under the hedge programs are allocated to each applicable stratum of MSRs based upon its original designation and included in the impairment measurement.

        For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to and over the period of the projected net servicing income. Temporary impairment is recorded through a valuation allowance in the period of occurrence.

9.      Liabilities Under Management and Mortgage Programs

        Borrowings to fund assets under management and mortgage programs consisted of:

                                                           December 31,
                                                 -------------------------------
        (In millions)                                  1998             1997
                                                 -------------     -------------
        Commercial paper                         $     2,484.4     $     2,577.5
        Medium-term notes                              2,337.9           2,747.8
        Securitized obligations                        1,901.5               -
        Other                                            173.0             277.3
                                                 -------------     -------------
                                                 $     6,896.8     $     5,602.6
                                                 =============     =============

        Commercial Paper
        Commercial paper, which matures within 180 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.1% and 5.9% at December 31, 1998 and 1997, respectively.

        Medium-Term Notes
        Medium-term notes of $2.3 billion primarily represent unsecured loans which mature through 2002. The weighted average interest rates on such medium-term notes were 5.6% and 5.9% at December 31, 1998 and 1997, respectively.

        Securitized Obligations
        The Company maintains four separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. The collective weighted average interest rate on such facilities was 5.8% at December 31, 1998. Such securitized obligations are described below.

        Mortgage Facility. In December 1998, the Company entered into a 364-day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages (the "Agreement"). The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Agreement at December 31, 1998 totaled $378.0 million and are included in mortgage loans held for sale on the consolidated balance sheet.

        Relocation Facilities. The Company entered into a 364-day asset securitization agreement effective December 1998 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain Company relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, the Company retains the servicing rights related to the relocation receivables. At December 31, 1998, the Company was servicing $248.0 million of assets, which were funded under this agreement.

        The Company also maintains an asset securitization agreement with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment. At December 31, 1998, the Company was servicing $171.0 million of assets eligible for purchase under this agreement.

        Fleet Facilities. In December 1998, the Company entered into two secured financing transactions, each expiring five years from the effective agreement date, through its two wholly-owned subsidiaries, TRAC Funding and TRAC Funding II. Secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases (the "Trust")) totaling $600.0 million and $725.3 million, respectively, were contributed to the subsidiaries by the Company. Loans to TRAC Funding and TRAC Funding II were funded by commercial paper conduits in the amounts of $500.0 million and $604.0 million, respectively, and were secured by the specified beneficial interests in the Trust. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon conduit commercial paper issuance cost and committed bank lines priced on a London Interbank Offered Rate basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests.

        Other. Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which mature in 1999. The weighted average interest rate on such debt was 5.5% and 6.7% at December 31, 1998 and 1997, respectively.

        Interest expense is incurred on indebtedness, which is used to finance fleet leasing, relocation and mortgage servicing activities. Interest incurred on borrowings used to finance fleet leasing activities was $177.3 million, $177.0 million and $161.8 million for the years ended December 31, 1998, 1997 and 1996, respectively, and is included net within fleet leasing revenues in the consolidated statements of operations. Interest related to equity advances on homes was $26.9 million, $32.0 million and $35.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest related to origination and mortgage servicing activities was $138.9 million, $77.6 million and $63.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within service fee revenues in the consolidated statements of operations. Total interest payments were $328.5 million, $290.7 million and $262.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of December 31, 1998, the Company maintained $2.75 billion in committed and unsecured credit facilities, which were backed by a consortium of domestic and foreign banks. The facilities were comprised of $1.25 billion in 364 day credit lines maturing in March 1999, a $250.0 million (changed to $150.0 million in March 1999) revolving credit facility maturing December 1999 and a five year $1.25 billion credit line maturing in the year 2002. Under such credit facilities, the Company paid annual commitment fees of $1.9 million, $1.7 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In March 1999, the Company extended the $1.25 billion in 364 day credit lines to March 2000. In addition, the Company has other uncommitted lines of credit with various banks of which $5.1 million was unused at December 31, 1998. The full amount of the Company's committed facility was undrawn and available at December 31, 1998 and 1997.

        On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy of the Company limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year. The Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if upon giving effect to such dividends and/or loan, the Company's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

        Although the period of service for a vehicle is at the lessee's option, and the period a home is held for resale varies, management estimates by using historical information, the rate at which vehicles will be disposed and the rate at which homes will be resold. Projections of estimated liquidations of assets under management and mortgage programs and the related estimated repayments of liabilities under management and mortgage programs as of December 31, 1998, are set forth as follows:


        (In millions)   Assets under Management     Liabilities under Management
        Years            and Mortgage Programs        and Mortgage Programs(1)
        -----          ------------------------     ----------------------------
        1999               $    4,882.0                      $       4,451.7
        2000                    1,355.9                              1,342.2
        2001                      668.6                                659.0
        2002                      289.0                                263.1
        2003                      168.3                                142.0
        2004-2008                 148.1                                 38.8
                           ------------                      ---------------
                           $    7,511.9                      $       6,896.8
                           ============                      ===============

        (1) The projected repayments of liabilities under management and mortgage programs are different than required by contractual maturities.

10.     Derivative Financial Instruments

        The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued. The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivative activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not expect non-performance by any of the counterparties.

        Interest rate swaps. The Company enters into interest rate swap agreements to match the interest characteristics of the assets being funded and to modify the contractual costs of debt financing. The swap agreements correlate the terms of the assets to the maturity and rollover  of the  debt  by  effectively  matching  a fixed  or  floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. For the years ended December 31, 1998, 1997 and 1996, the Company's hedging activities increased interest expense $2.1 million, $4.0 million and $4.1 million, respectively, and had no effect on its weighted average borrowing rate. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as matched swaps.

      The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps at December 31, 1998:

                                                                                                               2004 and
      (In millions)                             Total        1999       2000     2001       2002     2003     Thereafter
                                                -----       ------     ------   ------     ------   ------    ----------

      United States
      Commercial Paper:
        Pay fixed/receive floating:
        Notional value                         $355.2       $180.6     $113.2   $40.0      $13.1    $4.4         $3.9
        Weighted average receive rate                       4.92%      4.92%    4.92%      4.92%    4.92%        4.92%
        Weighted average pay rate                           5.86%      5.74%    5.77%      6.01%    6.45%        6.67%
      Medium-Term Notes:
        Pay floating/receive fixed:
        Notional value                          241.0       155.0      86.0
        Weighted average receive rate                       5.81%      6.71%
        Weighted average pay rate                           5.09%      4.92%

        Pay floating/receive floating:
        Notional value                          690.0       690.0
        Weighted average receive rate                       4.97%
        Weighted average pay rate                           5.04%

      Canada
      Commercial Paper:
        Pay fixed/receive floating:
        Notional value                           42.0       35.6       5.6        0.8
        Weighted average receive                            5.07%      5.07%      5.07%
        Weighted average pay rate                           5.10%      4.89%      4.93%

        Pay floating/receive floating:
        Notional value                           47.8       29.0       13.2       4.5      1.1
        Weighted average receive rate                       5.45%      5.30%      5.24%    5.23%
        Weighted average pay rate                           5.46%      5.45%      5.45%    5.45%

      UK
      Sterling liabilites:
        Pay floating/receive fixed:
        Notional value                           662.3      254.8      207.5      145.3    54.7
        Weighted average receive rate                       6.26%      6.26%      6.26%    6.26%
        Weighted average pay rate                           6.81%      6.71%      6.30%    6.30%

      Germany
      Deutsche mark liabilities:
        Pay fixed/receive fixed:
        Notional value                           31.9       21.2       9.2        1.5
        Weighted average receive rate                       3.24%      3.24%      3.24%
        Weighted average pay rate                           4.28%      4.29%      4.29%
                                              --------    -------    -------     ------   -----     ------       ----
Total                                         $2,070.2    $1,366.2   $ 434.7     $192.1   $68.9     $  4.4       $3.9
                                              ========    =======    =======     ======   =====     ======       ====

      Foreign exchange contracts. In order to manage its exposure to fluctuations in foreign currency exchange rates, on a selective basis, the Company enters into foreign exchange contracts. Such contracts are primarily utilized to hedge intercompany loans to foreign subsidiaries and certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. The Company may also hedge currency exposures that are directly related to anticipated, but not yet committed transactions expected to be denominated in foreign currencies. The principal currencies hedged are the British pound and the German mark. Market value gains and losses on foreign currency hedges related to intercompany loans are deferred and recognized upon maturity of the underlying loan. Market value gains and losses on foreign currency hedges of anticipated transactions are recognized in the statement of operations as exchange rates change.
      However, fluctuations in exchange rates are generally offset by the anticipated exposures being hedged. Historically, foreign exchange contracts have been short-term in nature.

      Other financial instruments. With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations primarily due to changes in interest rates. The Company uses forward delivery contracts, financial futures and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale. With respect to the mortgage servicing portfolio, the Company acquired certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to manage the associated financial impact of interest rate movements.

11.   Fair Value of Financial Instruments and Servicing Rights

The following methods and assumptions were used by the Company in estimating its fair value disclosures for material financial instruments. The fair values of the financial instruments presented may not be indicative of their future values.

Mortgage loans held for sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans net of mortgage-related positions. The value of embedded MSRs has been considered in determining fair value.

Mortgage servicing rights. Fair value is estimated by discounting future net servicing cash flows associated with the underlying securities using discount rates that approximate current market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.

Debt. The fair value of the Company's medium-term notes is estimated based on quoted market prices.

Interest rate swaps, foreign exchange contracts, other mortgage-related positions. The fair values of these instruments are estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                                          1998                                        1997
                                          -------------------------------------      -----------------------------------
                                          Notional/                  Estimated        Notional/               Estimated
                                           Contract     Carrying         Fair         Contract     Carrying       Fair
    (In millions)                           Amount       Amount         Value          Amount        Amount       Value
                                          ---------    ---------     ----------      ---------    ---------   ----------
    Other assets
      Investment in mortgage
        securities                        $     -      $   46.2      $   46.2         $     -      $   48.0   $    48.0

-----------------------------------------------------------------------------------------------------------------------
    Assets under management and
    mortgage programs
      Relocation receivables                    -         659.1         659.1               -         775.3       775.3
      Mortgage loans held for sale              -       2,416.0       2,462.7               -       1,636.3     1,668.1
      Mortgage servicing rights                 -         635.7         787.7               -         373.0       394.6

-----------------------------------------------------------------------------------------------------------------------
    Liabilities under management
    and mortgage programs
      Debt                                      -       6,896.8       6,895.0               -       5,602.6     5,604.2

-----------------------------------------------------------------------------------------------------------------------
    Off balance sheet derivatives
    relating to liabilities under
    management and mortgage
    programs
      Interest rate swaps                   2,070.2          -             -           2,550.1          -            -
        in a gain position                      -            -           7.8               -            -          5.6
        in a loss position                      -            -         (11.5)              -            -         (3.9)
      Foreign exchange forwards               349.3          -           0.1             409.8          -          2.5

----------------------------------------------------------------------------------------------------------------------
    Mortgage-related positions
      Forward delivery commitments (a)      5,057.0         2.9         (3.5)          2,582.5        19.4       (16.2)
      Option contracts to sell (a)            700.8         8.5          3.7             290.0         0.5           -
      Option contracts to buy (a)             948.0         5.0          1.0             705.0         1.1         4.4
      Commitments to fund mortgages         3,154.6         -           35.0           1,861.7         -          19.7
      Constant maturity treasury floors (b) 3,670.0        43.8         84.0             825.0        12.5        17.1
      Interest rate swaps (b)                 775.0                                      175.0
        in a gain position                      -           -           34.6               -           -           1.3
        in a loss position                      -           -           (1.2)              -           -           -
      Treasury futures (b)                    151.0         -           (0.7)            331.5         -           4.8
      Principal only swaps (b)                 66.3         -            3.1               -           -           -



     (a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 7.
     (b) Carrying amounts on these mortgage-related positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

12.   Commitments and Contingencies

      Leases. The Company has noncancelable operating leases covering various equipment and facilities. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $32.1 million, $22.5 million and $24.6 million, respectively.

      Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:

        (In millions)
        1999                                   $     22.6
        2000                                         21.6
        2001                                         20.6
        2002                                         19.9
        2003                                         14.3
        Thereafter                                   32.2
                                               ----------
        Total minimum lease payments           $    131.2
                                               ==========

        Litigation

        Parent Company Accounting Irregularities. On April 15, 1998, the Parent Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Parent Company and the Audit Committee of the Parent Company's Board of Directors. As a result of the findings from the investigations, the Parent Company restated its previously reported financial results for 1997, 1996 and 1995. Since the April 15, 1998 announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and three individual lawsuits have been filed in various courts against the Parent Company and other defendants. The Court has ordered consolidation of many of the actions.

        The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. While the Parent Company made all adjustments considered necessary as a result of the findings from the investigations, in restating its financial statements, the Parent Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

        The Parent Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgments against the Parent Company or settlements and could require substantial payments by the Parent Company. Management believes that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on the financial condition and cash flows of the Company.

        Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.     Income Taxes

        The income tax provision consists of:

                                                   Year Ended December 31,
                                            ------------------------------------
        (In millions)                          1998         1997          1996
                                            ---------    ---------     ---------
        Current
          Federal                           $    42.6    $    19.3     $    10.5
          State                                   7.3          7.3           3.5
          Foreign                                13.7         14.3           8.8
                                            ---------    ---------     ---------
                                                 63.6         40.9          22.8
                                            ---------    ---------     ---------

        Deferred
          Federal                                85.4          5.7          42.9
          State                                   9.0          (.8)          5.3
          Foreign                                 1.6         (1.6)           .8
                                            ---------    ----------    ---------
                                                 96.0          3.3          49.0
                                            ---------    ---------     ---------
        Provision for income taxes          $   159.6    $    44.2     $    71.8
                                            =========    =========     =========

        Net deferred income tax assets and liabilities are comprised of the following:

                                                           December 31,
        (In millions)                                   1998              1997
                                                    ----------        ----------
        Merger-related costs                        $      6.2        $     12.8
        Accrued liabilities and deferred income           33.5              48.5
        Depreciation and amortization                      4.1               -
        Other                                             (0.3)              -
                                                    -----------       ----------
        Net deferred tax asset                      $     43.5        $     61.3
                                                    ==========        ==========

        Management and mortgage programs:
          Depreciation                              $   (121.2)          (233.1)
          Mortgage servicing rights                     (248.0)           (74.6)
          Accrued liabilities and deferred income         25.7              9.5
          Alternative minimum tax and net
            operating loss carryforwards                   2.5              2.5
                                                    ----------        ----------
        Net deferred tax liabilities under
            management and mortgage programs        $   (341.0)       $  (295.7)
                                                    ===========       ==========


        The Company has $2.5 million of alternative minimum tax carryforwards at December 31, 1998, which may be carried forward indefinitely.

        The Company paid income taxes, net of refunds, of $11.5 million, $16.1 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
        Federal statutory rate                                                35.0%           (35.0%)            35.0%
        Merger-related costs                                                   -            1,203.0%              -
        State income taxes net of federal benefit                              2.4%           121.7%              3.9%
        Amortization of non-deductible goodwill                                0.1%            18.4%              0.5%
        Foreign tax in excess of domestic rate                                (1.0%)          (27.1%)             1.0%
        Other                                                                 (0.2%)            4.5%              0.3%
                                                                       -------------    ------------      ------------
                                                                              36.3%         1,285.5%             40.7%
                                                                       ============     ============      ============


14.     Pension and Other Benefit Programs

        Effective  December  31,  1998,  the  Company  adopted  SFAS  No.  132,
        "Employers'   Disclosures  about  Pensions  and  Other Postretirement
        Benefits". The provisions of SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits.

        Employee benefit plans
        On May 1, 1998, the Company's Employee Investment Plan (the "Plan") was merged into the Parent Company's employee savings plan (the "Cendant Plan"). Coincident with the merger (the "Plan Merger"), Plan participants became participants in the Cendant Plan. Accordingly, the participants' Plan assets that existed at the transfer date under the Plan were invested in comparable investment categories in amounts in the Cendant Plan. Effective as of the date of the Plan Merger, investment options for participants under the Plan were terminated and all future contributions were invested in options available under the Cendant Plan. After the Plan Merger, Plan participants maintained the same vesting schedule for their Company contribution Plan benefits as was in effect under the Plan. The Company's contributions vest in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. Under the Plan, the Company matched employee contributions of up to 3% of their compensation, with up to an additional 3% discretionary match available as determined at the end of each Plan year. Under the Cendant Plan, employees are entitled to a 100% match of the first 3% of their compensation contributed, with an additional 50% discretionary match of up to an additional 3% of their compensation contributed, such discretionary match determined at the end of each Cendant Plan year. The Company's discretionary matches were 50% in 1998, 50% in 1997 and 75% in 1996. The Company's contributions are allocated based upon the investment elections noted above at the same percentage as the respective employees' base salary withholdings. The Company's costs for contributions were $7.7 million, $5.1 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        Under the provisions of the Company's postemployment plan, employees are eligible to participate and may elect upon disability to receive medical, dental, and long-term disability benefits. The Company's compensation cost was approximately $2.0 million for the year ended December 31, 1998. Costs for the years ended December 31, 1997 and 1996 were not material.

        Pension and supplemental retirement plans
        The Company has a non-contributory defined benefit pension plan covering substantially all domestic employees of the Company and its subsidiaries employed prior to July 1, 1997. The Company's foreign subsidiary located in the United Kingdom sponsors a contributory defined benefit pension plan, with participation at the employee's option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's funding policy for both plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate from time to time. The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations.

        A reconciliation of the projected benefit obligation, plan assets and funded status of the plans and the amounts included in the Company's consolidated balance sheets:

        (In millions)                                      December 31,
                                                 -------------------------------
                                                       1998             1997
                                                 -------------     -------------
        Change in projected benefit obligation
        Benefit obligation at January 1          $       110.1     $      116.9
        Service cost                                       6.4              5.8
        Interest cost                                      8.3              8.7
        Benefit payments                                  (3.7)            (2.4)
        Net loss(gain)                                    23.3             (2.4)
        Curtailment                                        -               (4.5)
        Special termination benefits                       -               17.8
        Settlement                                         -              (30.1)
        Other                                              1.3              0.3
                                                 -------------     -------------
        Benefit obligation at December 31        $       145.7     $      110.1
                                                 =============     =============


        Change in plan assets
        Fair value of plan assets at January 1   $       102.7     $       88.4
        Actual return on plan assets                      11.1             13.7
        Benefit payments                                  (3.7)            (2.3)
        Contributions                                      2.8              2.0
        Other                                              0.9              0.9
                                                 -------------     ------------
                                                 $       113.8     $      102.7
                                                 =============     ============

        Funded status                            $       (32.0)    $       (7.5)
        Unrecognized net loss (gain)                      19.5             (1.9)
        Unrecognized prior service cost                    0.3              0.4
        Unrecognized net transition obligation             0.1              0.2
                                                 -------------     ------------
        Accrued benefit cost                     $       (12.1)    $       (8.8)
                                                 ==============    =============


        The projected benefit obligation and accumulated benefit obligation for the unfunded pension plans with accumulated benefit obligations in excess of plan assets were $2.2 million and $1.9 million, respectively, as of December 31, 1998 and $2.0 million and $1.7 million, respectively, as of December 31, 1997.

        Components of net periodic benefit costs:

                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Service cost                                                   $         6.4    $         5.8     $         5.6
        Interest cost                                                            8.3              8.7               8.3
        Actual return on assets                                                (11.1)           (13.7)            (10.3)
        Net amortization and deferral                                            1.8              5.4               3.9
                                                                       -------------    -------------     -------------
        Net periodic pension cost                                      $         5.4    $         6.2     $         7.5
                                                                       =============    =============     =============


                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        Rate assumptions:                                                  1998              1997             1996
                                                                       -------------    -------------     -------------
        Discount rate                                                        6.75%             7.75%            8.00%
        Rate of increase in compensation                                     5.00%             5.00%            5.00%
        Long-term rate of return on assets                                  10.00%            10.00%           10.00%

        On December 31, 1998 (the "transfer date"), assets were transferred to the Company's pension plan that related to certain Parent Company employees and related plan obligations which were retained as a result of a Parent Company transaction occurring in September 1997. The estimated projected benefit obligation equaled the fair value of the plan's assets (primarily cash) of $7.1 million at the transfer date.

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

        Postretirement benefit plans
        The Company provides health care and life insurance benefits for certain retired employees up to the age of 65. A reconciliation of the accumulated benefit obligation and funded status of the plans and the amounts included in the Company's consolidated balance sheets:


                                                                                                  December 31,
                                                                                        -------------------------------
        (In millions)                                                                        1998             1997
                                                                                        -------------     -------------
         Change in accumulated benefit obligation
         Benefit obligation at January 1                                                $         8.0     $         7.5
         Service cost                                                                             0.9               0.8
         Interest cost                                                                            0.6               0.6
         Benefits payments                                                                       (0.2)             (0.2)
         Unrecognized net loss (gain)                                                             3.5              (0.7)
                                                                                        -------------     --------------
         Benefit obligation at December 31                                              $        12.8     $         8.0
                                                                                        =============     =============


         Funded status                                                                  $       (12.8)    $        (8.0)
         Unrecognized transition obligation                                                       4.2               4.5
         Unrecognized net loss (gain)                                                             1.3              (2.5)
                                                                                        -------------     --------------
         Accrued benefit cost                                                           $        (7.3)    $        (6.0)
                                                                                        ==============    ==============


         Components of net periodic postretirement benefit costs:
                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Service cost                                                   $         0.9    $         0.8     $         0.8
        Interest cost                                                            0.6              0.6               0.5
        Net amortization and deferral                                            0.1              0.2               0.2
                                                                       -------------    -------------     -------------
        Net cost                                                       $         1.6    $         1.6     $         1.5
                                                                       =============    =============     =============


        Rate assumptions:                                                             Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
        Discount rate                                                        6.75%             7.75%            8.00%
        Health care costs trend rate for subsequent year                     8.00%             8.00%           10.00%



        The health care cost trend rate is assumed to decrease gradually through the year 2004 when the ultimate trend rate of 4.75% is reached. A one-percentage-point increase in the assumed health care cost trend rate for each future year would increase the annual service interest cost by approximately $0.1 million and the accumulated postretirement benefit obligations by approximately $0.8 million. A one percentage point decrease in the assumed health care cost trend rate for each future year would decrease the annual service interest cost by approximately ($0.1) million and the accumulated postretirement benefit obligations by approximately ($0.8) million.

15.     Related Party Transactons

        In the ordinary course of business the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility-related expenses. Cendant allocates corporate expenses to its subsidiaries based on a percentage of revenues generated by its subsidiaries. Such expenses allocated to the Company amounted to $35.7 million and $33.5 million for the years ended December 31, 1998 and 1997, respectively and are included in general and administrative expenses in the consolidated statements of operations. In addition, at December 31, 1998 and 1997, the Company had outstanding balances of $106.5 million and $55.8 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and accrued liabilities in the consolidated balance sheets.

16.     Segment Information

        Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 131 established revised standards for public companies relating to reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, and geographic areas. The adoption of SFAS No. 131 did not have an affect on the Company's primary financial statements, but did affect the disclosure of segment information. The segment information for 1997 and 1996 has been restated from the prior years' presentation in order to conform depreciation and amortization on to the requirements of SFAS No. 131.

        Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before (i) non-operating interest, (ii) income taxes and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude merger-related costs and other unusual charges. Such charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance fleet leasing, relocation and mortgage origination and servicing ctivities is recorded net within revenues in the applicable reportable operating segment (see Note 9 - Liabilities Under Management and Mortgage Programs). The Company determined that it has three reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. See Note 1 for a description of the Company's reportable operating segments.

        Segment Information
        (In millions)

        Year ended December 31, 1998

                                                Total       Relocation       Mortgage        Fleet       Other
                                            -----------     ----------       --------    ----------    --------
        Net revenues                        $   1,097.6     $    444.0       $  353.4    $    294.8    $    5.4
        Adjusted EBITDA                           456.2          124.5          185.7         138.0         8.0
        Depreciation and amortization              36.8           16.8            8.8          11.2          -
        Segment assets                          9,032.9        1,130.3        3,504.0       4,179.6       219.0
        Capital expenditures                      150.8           69.6           36.4          44.7         0.1

        Year ended December 31, 1997

                                                Total       Relocation       Mortgage        Fleet       Other
                                            -----------     ----------       --------     ---------    --------
        Net revenues                        $     860.6     $    409.4      $   179.3     $   271.9    $     -
        Adjusted EBITDA                           273.3           89.7           74.8         107.1         1.7
        Depreciation and amortization              25.7            8.1            5.1          12.5          -
        Segment assets                          7,460.5        1,061.4        2,246.0       3,995.8       157.3
        Capital expenditures                       58.9           23.0           16.2          16.8         2.9

        Year ended December 31, 1996

                                                Total       Relocation       Mortgage        Fleet
                                            -----------     ----------     ----------     ---------
        Net revenues                        $     725.7     $    342.1     $    127.7     $   255.9
        Adjusted EBITDA                           204.9           69.7           45.7          89.5
        Depreciation and amortization              28.6           11.0            4.4          13.2
        Segment assets                          6,697.3        1,086.4        1,742.4       3,868.5
        Capital expenditures                       25.4            5.5            9.9          10.0

        Provided below is a reconciliation of total Adjusted EBITDA for reportable segments to consolidated income (loss) before income taxes.

                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997           1996
                                                                         -----------    -----------     -----------
        Adjusted EBITDA for reportable segments                          $     456.2    $     273.3     $    204.9
        Depreciation and amortization expense                                   36.8           25.7           28.6
        Merger-related costs and other unusual charges (credits)               (20.2)         251.0              -
                                                                         ------------   -----------     -----------
        Consolidated income (loss) before income taxes                   $     439.6    $      (3.4)    $    176.3
                                                                         ===========    ============    ===========

        Geographic Information


        (In millions)                                                          United         United         All Other
        1998                                                    Total          States         Kingdom        Countries
        ----                                                  ----------    ----------      ----------      -----------
        Net revenues                                          $  1,097.6    $    931.9      $    131.6      $      34.1
        Assets                                                   9,032.9       7,744.4         1,044.8            243.7
        Long-lived assets                                          219.4         155.3            59.3              4.8

        1997
        Net revenues                                               860.6         715.2           111.8             33.6
        Assets                                                   7,460.5       6,387.7           832.9            239.9
        Long-lived assets                                          104.1          71.4            30.4              2.3

        1996
        Net revenues                                               725.7         615.0            92.9             17.8
        Assets                                                   6,697.3       5,729.8           687.4            280.1
        Long-lived assets                                           92.1          57.0            32.0              3.1

        Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.