Form 10-Q
period 1999-03-31
PHH CORP
filed 1999-05-14
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                           Commission File No. 1-7797

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

                        PHH Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                     1999              1998
                                                                                --------------     ------------
Revenues
Service fees:
    Fleet                                                                       $         83.2     $       76.7
    Relocation (net of interest of $5.5 and $7.6)                                         90.9             99.7
    Mortgage (net of amortization of mortgage
      servicing rights and interest of $60.7 and $48.1)                                   93.2             78.0
                                                                                --------------      -----------

Service fees, net
                                                                                         267.3            254.4
Fleet leasing (net of depreciation and interest
     of $326.4 and $311.6)                                                                18.6             19.9
                                                                                --------------      -----------

Net revenues                                                                             285.9            274.3
                                                                                --------------      -----------

Expenses
    Operating                                                                            138.0            120.2
    General and administrative                                                            50.8             42.6
    Depreciation and amortization                                                         16.4             10.2
    Merger-related costs and other unusual charges                                         -                3.1
                                                                                --------------      -----------
Total expenses                                                                           205.2            176.1
                                                                                --------------      -----------

Income before income taxes                                                                80.7             98.2

Provision for income taxes                                                                26.9             34.2
                                                                                --------------      -----------

Net income                                                                      $         53.8      $      64.0
                                                                                ==============      ===========


See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                March 31,      December 31,
                                                                                  1999             1998
                                                                             -------------     -------------
Assets
Cash and cash equivalents                                                    $        64.4     $       322.0
Accounts and notes receivable, net                                                 1,028.4             951.2
Property and equipment, net                                                          237.5             241.1
Goodwill                                                                             193.5             200.0
Other assets                                                                         317.0             324.3
                                                                             -------------     -------------
Total assets exclusive of assets under programs                                    1,840.8           2,038.6
                                                                             -------------     -------------

Assets under management and mortgage programs
    Net investment in leases and leased vehicles                                   3,873.5           3,801.1
    Relocation receivables                                                           620.9             659.1
    Mortgage loans held for sale                                                   1,955.6           2,416.0
    Mortgage servicing rights                                                        743.5             635.7
                                                                             -------------     -------------
                                                                                   7,193.5           7,511.9
                                                                             -------------     -------------
Total assets                                                                 $     9,034.3     $     9,550.5
                                                                             =============     =============


Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                     $     1,072.0     $     1,043.6
Deferred income                                                                       57.3              52.3
Long-term debt                                                                        20.8              18.5
                                                                             -------------     -------------
Total liabilities exclusive of liabilities under programs                          1,150.1           1,114.4
                                                                             -------------     -------------

Liabilities under management and mortgage programs
    Debt                                                                           6,327.3           6,896.8
                                                                             -------------     -------------
    Deferred income taxes                                                            328.6             341.0
                                                                             -------------     -------------

Total liabilities                                                                  7,806.0           8,352.2
                                                                             -------------     -------------

Commitments and contingencies (Note 4)

Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                         --                --
Common stock, no par value - authorized 75,000,000 shares;
    issued and outstanding 1,000 shares                                              289.2             289.2
Additional paid-in capital                                                           190.7             190.7
Retained earnings                                                                    798.7             744.9
Accumulated other comprehensive loss                                                 (50.3)            (26.5)
                                                                             --------------    --------------

Total shareholder's equity                                                         1,228.3           1,198.3
                                                                             -------------     -------------
Total liabilities and shareholder's equity                                   $     9,034.3     $     9,550.5
                                                                             =============     =============


See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  1999              1998
                                                                              -------------     -------------
Operating Activities
Net income                                                                    $        53.8     $        64.0
Depreciation and amortization                                                          16.4              10.2
Other, net                                                                            (35.1)            (42.4)
                                                                              --------------    --------------
                                                                                       35.1              31.8
Management and mortgage programs:
    Depreciation and amortization                                                     312.4             278.5
    Origination of mortgage loans                                                  (6,819.0)         (4,779.3)
    Proceeds on sale and payments from mortgage loans
      held for sale                                                                 7,279.4           4,619.9
                                                                              -------------     -------------
Net cash provided by operating activities                                             807.9             150.9
                                                                              -------------     -------------

Investing Activities
Additions to property and equipment                                                   (26.2)            (27.8)
Other, net                                                                             (3.4)             12.7

Management and mortgage programs:
    Investment in leases and leased vehicles                                         (560.8)           (626.2)
    Proceeds from disposal of leases and leased vehicles                              132.6             222.0
    Proceeds from sales and transfers of leases and
      leased vehicles to third parties                                                 44.6              27.3
    Equity advances on homes under management                                      (1,461.9)         (1,436.8)
    Repayment on advances on homes under management                                 1,501.5           1,564.5
    Additions to mortgage servicing rights                                           (183.4)           (109.5)
    Proceeds from sales of mortgage servicing rights                                   56.6              39.9
                                                                              -------------     -------------
Net cash used in investing activities                                                (500.4)           (333.9)
                                                                             --------------    --------------

Financing Activities
Proceeds received from parent company capital contribution                            --                46.0
Other, net                                                                             (7.3)              0.9

Management and mortgage programs:
    Proceeds from debt issuance or borrowings                                       1,830.5             983.8
    Principal payments on borrowings                                               (2,101.8)           (449.1)
    Net change in short-term borrowings                                              (299.1)           (340.4)
                                                                             --------------    --------------
Net cash (used in) provided by financing activities                                  (577.7)            241.2
                                                                             --------------    -------------

Effect of changes in exchange rates on cash and cash equivalents                       12.6             (10.3)
                                                                             --------------     --------------
Net (decrease) increase in cash and cash equivalents                                 (257.6)             47.9
Cash and cash equivalents, beginning of period                                        322.0               3.7
                                                                             --------------     -------------
Cash and cash equivalents, end of period                                     $         64.4     $        51.6
                                                                             ==============     =============


See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       PHH Corporation, together with its wholly owned subsidiaries (the "Company"), is a leading provider of fleet, mortgage and relocation services and is a wholly owned subsidiary of Cendant Corporation
       ("Cendant" or the "Parent Company"). However, pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

       The consolidated balance sheet of the Company as of March 31, 1999 and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of such financial statements are included. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as restated giving effect to the April 1999 merger of certain Parent Company Fleet businesses (See Note
       2), and should be read in conjunction with such consolidated financial statements and notes thereto.

       Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.     Parent Company Capital Contribution

       In April 1999, the Parent Company contributed its fuel card business subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur") to the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results as of December 31, 1998 and for the three months ended March 31, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company pursuant to a purchase business combination and accordingly, the date on which common control was established. The impact of the restatement giving effect to the capital contribution of WEX and Harpur (collectively, the "Adjustments") in the consolidated financial statements is as follows:


       Statement of Income Data:                                              Three Months Ended March 31, 1998
                                                                       ------------------------------------------------
                                                                          As
                                                                       previously                              As
       (In millions)                                                    reported        Adjustments         restated
                                                                       -----------     --------------     -------------

       Net revenues                                                    $     253.0     $         21.3     $       274.3
       Total expenses                                                        158.2               17.9             176.1
       Provision for income taxes                                             32.7                1.5              34.2
                                                                       -----------     --------------     -------------
       Net income                                                      $      62.1     $          1.9     $        64.0
                                                                       ===========     ==============     =============



       Balance Sheet Data:                                                               December 31, 1998
                                                                       ------------------------------------------------
                                                                          As
                                                                       previously                              As
       (In millions)                                                    reported        Adjustments         restated
                                                                       -----------     --------------     -------------
       Assets
       Total assets exclusive of assets under programs                 $   1,521.0     $        517.6     $     2,038.6
       Assets under management and mortgage programs                       7,511.9                -             7,511.9
                                                                       -----------     --------------     -------------
       Total Assets                                                    $   9,032.9     $        517.6     $     9,550.5
                                                                       ===========     ==============     =============

       Liabilities and Shareholder's Equity
       Total liabilities exclusive of liabilities under programs       $     809.0     $       305.4      $     1,114.4
       Liabilities under management and mortgage programs
           Debt                                                            6,896.8                -             6,896.8
           Deferred income taxes                                             341.0                -               341.0
       Total shareholder's equity                                            986.1             212.2            1,198.3
                                                                       -----------     -------------      -------------
       Total Liabilities and Shareholder's Equity                      $   9,032.9     $        517.6     $     9,550.5
                                                                       ===========     ==============     =============


3.    Comprehensive Income

      Components of comprehensive income (loss) are summarized as follows:


                                                                                               Three Months Ended
                                                                                                    March 31,
        (In millions)                                                                        1999             1998
                                                                                        -------------     -------------
        Net income                                                                      $        53.8     $        64.0
        Other comprehensive losses:
           Currency translation adjustment                                                      (22.3)              -
           Unrealized holding losses on marketable securities                                    (1.5)              -
                                                                                        --------------    -------------
        Comprehensive income                                                            $        30.0     $        64.0
                                                                                        =============     =============


     The components of accumulated other comprehensive loss for the three months ended March 31, 1999 are as follows:


                                                              Net unrealized                             Accumulated
                                                                 loss on             Currency              other
                                                               marketable           translation         comprehensive
        (In millions)                                           securities          adjustment              loss
                                                              --------------     ---------------       --------------
        Balance, January 1, 1999                              $        -         $        (26.5)       $        (26.5)
        Current period change                                        (1.5)                (22.3)                (23.8)
                                                              --------------     ---------------       ---------------
        Balance, March 31, 1999                               $      (1.5)       $        (48.8)       $        (50.3)
                                                              ==============     ===============       ===============


4.   Commitments and Contingencies

     Parent Company Litigation. In April 1998, the Parent Company publicly announced that it discovered accounting irregularities in the former business units of CUC. Such discovery prompted investigations into such matters by the Parent Company and the Audit Committee of the Parent Company's Board of Directors. As a result of the findings from the investigations, the Parent Company restated its previously reported financial results for the years ended December 31, 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several individual lawsuits have been filed in various courts against the Parent Company and other defendants. The Court has ordered consolidation of many of the actions.

     The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. However, the Parent Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

     The Parent Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or
     resolutions  of  these   proceedings  and   investigations   could  include
     judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. Management believes that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on the financial condition and cash flows of the Company.

     Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5.   New Accounting Standards

     In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter after December 15, 1998. The Company adopted SFAS No. 134 effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, the Company reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans, from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134, such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on the financial statements.

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

6.   Segment Information

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before (i) non-operating interest, (ii) income taxes, and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude any merger-related costs and other unusual charges. Such charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance fleet leasing, relocation and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment. The Company determined that it has three reportable operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services.

     Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

     Fleet
     Fleet services primarily consist of fleet and fuel card related products and services provided to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements.

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

     Relocation
     Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes and providing equity advances to transferees (generally guaranteed by the corporate customer). Additional services provided include certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

     Segment Information
     (In millions)

                                                                Three Months Ended March 31,
                                                            1999                             1998
                                                 --------------------------       --------------------------
                                                                Adjusted                         Adjusted
                                                 Revenues       EBITDA            Revenues       EBITDA
                                                 ---------    -------------       --------     -------------
     Fleet                                       $   101.8    $        39.0       $   96.6     $        46.7
     Mortgage                                         93.2             44.0           78.0              37.5
     Relocation                                       90.9             17.9           99.7              25.6
     Other                                             -               (3.8)            -                1.7
                                                 ---------    -------------       --------     -------------
     Total                                       $   285.9    $        97.1       $  274.3     $       111.5
                                                 =========    =============       ========     =============

     Provided below is a reconciliation of total Adjusted EBITDA for reportable segments to consolidated income before income taxes.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            1999             1998
                                                                        ------------    ------------
     Adjusted EBITDA for reportable segments                            $       97.1    $      111.5
     Depreciation and amortization                                              16.4            10.2
     Merger-related costs and other unusual charges                              -               3.1
                                                                        ------------    ------------
     Consolidated income before income taxes                            $       80.7    $       98.2
                                                                        ============    ============

Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

We are a leading provider of fleet, mortgage and relocation services and a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). However, pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

As part of Cendant's previously announced strategy to divest non-strategic assets, we may from time to time explore and discuss internally and with third parties potential divestitures and enter into related transactions. No assurance can be given that any divestiture or other transaction will be consummated or, if consummated, with respect to the magnitude, timing, likelihood, credit implications or other financial or business effect on us of such transactions any or all of which could be material. Among the factors considered in determining whether or not to consummate any transaction is the strategic and financial impact of such transaction on us and our Parent Company.

Results of Operations - Three Months Ended March 31, 1999
                                               vs.
                        Three Months Ended March 31, 1998

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Form 10-Q.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before (i) non-operating interest;
(ii) income taxes and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude any merger-related costs and other unusual charges. Such unusual charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. We believe such discussion is the most informative representation of how our management evaluates performance. We determined that we have three reportable operating segments based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods used to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 6 to the consolidated financial statements.

Revenues increased $11.6 million (4%) from $274.3 million in 1998 to $285.9 million in 1999. In addition, Adjusted EBITDA decreased $14.4 million (13%) from $111.5 million in 1998 to $97.1 million in 1999. The Adjusted EBITDA margin in 1999 was 34%, which represents a decrease of seven percentage points over 1998.

Revenues and Adjusted EBITDA within the Mortgage segment increased $15.2 million (19%) and $6.5 million (17%), respectively, in first quarter 1999 compared to first quarter 1998 primarily due to substantial growth in mortgage origination. The Adjusted EBITDA margin decreased from 48% to 47%, as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support through continued growth. Mortgage closings increased, including a shift to more profitable sales and processing channels, and were responsible for the majority of the segment's revenue growth. Mortgage closings increased $1.9 billion (40%) to $6.8 billion, while average production fees decreased 6 basis points, resulting in a $17.6 million net increase in production revenues. The decrease in the average fees resulted from the shift to more profitable processing channels being offset by increased competitive pressures in the mortgage lending market. Although the servicing portfolio grew $14.5 billion (47%), net servicing revenue decreased $1.7 million, with average servicing fees declining 3 basis points due to increased amortization of the servicing asset.

Revenues  and Adjusted  EBITDA  within the  Relocation  segment  decreased  $8.8 million (9%) and $7.7 million (30%), respectively, in first quarter 1999 compared to first quarter 1998 contributing to a decrease in the Adjusted EBITDA margin from 26% to 20%. The primary cause of the revenue and Adjusted EBITDA declines was the sale in the third quarter of 1998 of certain niche-market asset management operations, which reduced revenues and Adjusted EBITDA by $5.7 million and $4.0 million, respectively. Additionally in 1998, revenues and Adjusted EBIDTA benefited from an improvement in receivable collections, which permitted a $4.7 million reduction in billing reserve requirements. Excluding these two items in 1998, revenue and Adjusted EBITDA increased modestly in 1999 over 1998. As a result of management's efforts to renegotiate certain contracts, average fees have increased offsetting reduced volumes in home sales, revenue producing referrals to third parties and household goods moves. In addition, global services revenue and Adjusted EBITDA improved in 1999. Also in 1999, revenues and Adjusted EBITDA were negatively impacted by higher borrowing costs and lower interest income from customers. Operating expenses decreased $4.5 million, principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. Such operating expense reductions were partially offset by increased investment in information technology.

Our Parent Company contributed its fuel card business subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur") to the Company in April 1999. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the three months ended March 31, 1998 were restated to include the operating results of the contributed Parent Company subsidiaries for such quarterly period. The operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company and accordingly, when common control was established.

Inclusive of the contributed Parent Company fuel card businesses, fleet segment revenues increased $5.2 million (5%) and Adjusted EBITDA decreased $7.7 million (17%), respectively, in first quarter 1999 compared to first quarter 1998 contributing to a decrease in the Adjusted EBITDA margin from 48% to 38%.
Contributing to the revenue increase was a 10% increase in service fee revenue and a 1% increase in fleet leasing revenue. The number of service cards and leased vehicles increased by approximately 562,300 (16%) and 22,100 (7%), respectively. Increased operating expenses associated with the development of new products, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in Adjusted EIBTDA from the first quarter 1998 to the first quarter 1999.

Liquidity and Capital Resources

We manage our funding sources to ensure adequate liquidity. The sources of liquidity fall into three general areas: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. Financial covenants are designed to ensure our self-sufficient liquidity status. Financial covenants include restrictions on dividends and other distributions payable to the Parent Company and loans to the Parent Company from us, limitations on our ratio of debt to equity, and certain other separate financial restrictions.

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

We support purchases of leased vehicles, originated mortgages and advances under relocation contracts primarily by issuing commercial paper, medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. We currently have an agreement, expiring May 2001 under which an unaffiliated Buyer (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At March 31, 1999, we were servicing approximately $1.8 billion of mortgage loans owned by the Buyer.

Our long-term and short-term credit ratings remain A3/P2, A-/A2, A+/F1 and A+/D1 with Moody's Investors, Inc., Standard & Poor's Corporation, Fitch IBCA and Duff & Phelps Credit Rating Co., respectively. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States, European and Canadian commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $2.2 billion, $2.3 billion, $1.7 billion, and $0.1 billion, respectively.

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC"), providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets we manage for our clients and for general corporate purposes. As of March 31, 1999, we had approximately $2.3 billion of medium-term notes outstanding under this shelf registration statement.

Securitized Obligations
We maintain four separate financing facilities, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. We maintain a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase (the "Agreement") such mortgages. The Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Agreement. The total commitment under this Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Agreement at March 31, 1999 totaled $336.5 million.

Relocation Facilities. We maintain a 364-day asset securitization agreement expiring in December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain of our relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, we retain the servicing rights related to the relocation receivables. At March 31, 1999, we were servicing $248.3 million of assets which were funded under this agreement.

We also maintain an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, whereby we retain the servicing rights on the rights of payment related to certain of our relocation receivables. At March 31, 1999, we were servicing $100.0 million of assets eligible for purchase under this agreement.

Fleet Facilities. We maintain two secured financing transactions each expiring December 2003 through our two wholly-owned subsidiaries, TRAC Funding and TRAC Funding II. Such subsidiaries hold secured leased assets (specified beneficial interests in a trust which owns the leased vehicles and the leases). Secured leased assets held by the subsidiaries totaling $600.0 million and $725.3 million, respectively, were initially contributed by us. At March 31, 1999, outstanding loans to TRAC Funding and TRAC Funding II amounted to $446.9 million and $536.9 million, respectively, and were secured by the specified beneficial interests in the trust. Monthly loan repayments conform to the amortization of the leased vehicles with the repayment of the outstanding loan balance required at time of disposition of the vehicles. Interest on the loans is based upon the conduit commercial paper issuance cost and committed bank lines priced on a London Interbank Offered Rate basis. Repayments of loans are limited to the cash flows generated from the leases represented by the specified beneficial interests in the trust.

To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, we have a $150 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at December 31, 1998. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. The full amount of our committed facilities at December 31, 1998 was undrawn and available. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

Pursuant to a covenant in our indenture with The First National Bank of Chicago, as trustee, relating to our medium-term notes, we are restricted from paying dividends, making distributions, or making loans to Cendant to the extent that such payments are collectively in excess of 40% of our consolidated net income (as defined in the covenant) for each fiscal year. We can distribute to Cendant 10% of any extraordinary gains from asset sales and capital contributions previously made to us by Cendant. Notwithstanding the foregoing, we are prohibited under such covenant from paying dividends or making loans to Cendant if upon giving effect to such dividends and/or loan, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Cash Flows

Cash flows provided by operating activities increased $657.0 million from $150.9 million in 1998 to $807.9 million in 1999. The increase in operating cash flows primarily reflects a $619.8 million net decrease in mortgage loans held for sale which reflects loan sales to secondary markets in excess of loan originations.

Net cash used in investing activities increased $166.5 million in 1999 over 1998 which is primarily reflective of our incremental net investments in assets under management and mortgage programs. Net cash used in financing activities increased $818.9 million in 1999 over 1998 primarily due to net repayments on fundings for our investments in assets under management and mortgage programs.

Litigation

In April 1998, our Parent Company publicly announced that it discovered accounting irregularities in the former business units of CUC International Inc. Such discovery prompted investigations into such matters by the Parent Company and the Audit Committee of the Parent Company's Board of Directors. As a result of the findings from the investigations, the Parent Company restated its previously reported financial results for 1997, 1996 and 1995. Since such announcement, more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several individual lawsuits have been filed in various courts against the Parent Company and other defendants. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. However, the Parent Company can provide no assurances that additional adjustments will not be necessary as a result of these government investigations.

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

Impact of New Accounting Pronouncements

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter after December 15, 1998. We adopted SFAS No. 134 effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, we reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134, such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on our financial statements.

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

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i)identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between us and our customers; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurance can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $24 million. Approximately $19 million of these costs had been incurred through March 31, 1999 and we expect to incur the balance of such costs to complete the compliance plan. We are expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

Forward-Looking Statements

We make statements about our future results in this quarterly report that may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

o    The  resolution  or  outcome  of  the  pending  litigation  and  government
     investigations    relating   to   the   previously   announced   accounting
     irregularities at the Parent Company;
o    Our ability to successfully divest non-strategic assets;
o Our ability to develop and implement operational and financial systems to manage rapidly growing operations;
o    Competition in our existing and potential future lines of business;
o Our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements; and
o Our ability and our vendors' and customers' ability to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.

We derive the forward-looking statements in this quarterly report from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In normal operations, we must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

We use various financial instruments, particularly interest rate and currency swaps, but also options, floors and currency forwards, to manage our respective interest rate and currency risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposure.

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

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical 10% change in interest rates across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would not materially effect our 1999 net earnings based on current positions.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. The three months ended March 31, 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify our assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% change in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a change would not materially effect our 1999 net earnings based on current positions.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                Exhibit 12 - Computation of ratio of earnings to fixed charges

                Exhibit 27 - Financial data schedule (for electronic
                             transmission only)

(b)      Reports on Form 8-K

                None

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


                                     PHH CORPORATION



                                     By:  /s/ David M. Johnson
                                          David M. Johnson
                                          Senior Executive Vice President and
                                          Chief Financial Officer



                                     By: /s/ Jon F. Danski
                                         Jon F. Danski
                                         Executive Vice President, Finance
                                         (Principal Accounting Officer)


Date:      May 14, 1999