Form 10-K/A
period 1998-12-31
PHH CORP
filed 1999-08-16
CIK 77776

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

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    [X]        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $0

Number of shares of PHH Corporation outstanding on December 31, 1998:  1000

PHH Corporation meets the conditions set forth in General Instructions I (1) (a) and (b) to Form 10-K/A and is therefore filing this form with the reduced disclosure format.

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

GENERAL

We operate in two business segments: relocation and mortgage. Our businesses provide a range of complementary consumer and business services. Our businesses provide home buyers with mortgages and assist in employee relocations. In the mortgage segment, our Cendant Mortgage Corporation ("Cendant Mortgage")
subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees.

Additional information related to our business segments, including financial data is included in Note 16 - Segment Information in the notes to consolidated financial statements.

Certain statements in this Annual Report on Form 10-K/A, including without limitation certain matters discussed in "Item 7. Management's Narrative Analysis of Results of Operations and Liquidity and Capital Resources," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: the effect of economic and market conditions, the ability to obtain financing, the level and volatility of interest rates, outcome of the pending litigation relating to the accounting irregularities at Cendant, our ability and our vendors to complete the necessary actions to achieve a year 2000 conversion for our computer systems as applications, the effect of any corporate transactions, and other risks and uncertainties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Principal Executive Offices

Our principal executive offices are located at 6 Sylvan Way, Parsippany, NJ 07054 (telephone 973-428-9700).

RECENT DEVELOPMENTS

Sale of our fleet segment; Contributions of fuel card subsidiaries from Cendant

         In connection with Cendant's previously announced plan to divest non-strategic assets, on June 30, 1999 we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, The Harpur Group, Ltd. ("Harpur"), Wright Express Corporation, ("WEX") and other subsidiaries pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us which was executed on May 22, 1999. Prior to the disposition of our fleet segment, WEX and Harpur (formerly Cendant's fuel card subsidiaries) were contributed to our fleet segment by Cendant in April 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. The transaction followed a competitive bidding process. In connection with the disposition of our fleet segment, we recorded an after-tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material. The fleet segment has been classified as a discontinued operation herein and will be presented as such when we report financial information. In July 1999, utilizing the cash proceeds from the fleet segment disposition, we made a cash dividend payment to Cendant in the amount of $1,033.0 million. Such dividend was in compliance with the dividend restriction covenant pursuant to the Indenture under which we issue medium-term notes.

RELOCATION SEGMENT

         General. Our Relocation Segment represented approximately 55%, 70% and 73% of our net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Our Cendant Mobility Services Corporation subsidiary ("Cendant Mobility") is the largest provider of employee relocation services in the world. Cendant Mobility assists more than 100,000 transferring employees annually, including approximately 15,000 employees internationally each year in 92 countries and 300 destination cities. At December 31, 1998, we employed approximately 3,300 people in our relocation business.

         Services. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers include primarily evaluation, inspection and selling of transferees' homes or purchasing a transferee's home which is not sold for at least a price determined on the estimated value within a specified time period, equity advances (generally guaranteed by the corporate customer), certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby limiting its exposure.

         Corporate clients pay a fee for the services performed. Another source of revenue is interest on the equity advances. Generally, all costs associated with such services are reimbursed by the corporate client, including repayment of equity advances and reimbursement of losses on the sale of homes purchased. As a result of the obligations of most corporate clients to pay the losses and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

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

      MORTGAGE SEGMENT

         General. Our Mortgage Segment represented approximately 44%, 30% and 27% of our net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Through our Cendant Mortgage Corporation subsidiary, we are the tenth largest originator of residential first mortgage loans in the United States as reported by Inside Mortgage Finance for 1998, and, on a retail basis, we are the sixth largest originator in 1998. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21(R), Coldwell Banker(R) and ERA(R) franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1998, Cendant Mortgage had approximately 4,000 employees.

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

         Competitive Conditions. The principal methods of competition in mortgage banking services are service, quality and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 1.8% in 1998 from 0.9% in 1996. The market share leader reported a 7.7% market share in the United States according to Inside Mortgage Finance for 1998.

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

DISCONTINUED OPERATIONS

         On June 30, 1999, pursuant to Cendant's program to divest non-strategic businesses and assets, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion.

         General. Through our PHH Vehicle Management Services Corporation, PHH Management Services PLC, Cendant Business Answers PLC, The Harpur Group Ltd. and Wright Express subsidiaries, we offered a full range of fully integrated fleet management services to corporate clients and government agencies comprising over 780,000 vehicles under management on a worldwide basis. These services included vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services included fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provided managerial services which included ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, United Kingdom ("UK"), Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offered various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitized financing arrangements and bank lines of credit. At December 31, 1998, we employed approximately 1,800 people in our fleet businesses.

         Through our PHH Vehicle Management Services and Wright Express subsidiaries in the United States and our Harpur Group Ltd. subsidiary in the UK, we also offered fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives were able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets. Service fees were earned for billing, collection and record keeping services and for assuming credit risk. These fees were paid by the vendor and were based upon the total dollar amount of fuel purchased or the number of transactions processed.

         Products. Our fleet management services were divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

         Asset Based Products represented the services our clients required to lease a vehicle which included vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. We leased in excess of 350,000 units on a worldwide basis through both open-end lease structures and closed-end lease structures. Open-end leases were the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases could be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changed month to month based upon an index) depending upon client preference. The open-end leases were typically structured with a 12 month minimum lease term, with month to month renewals thereafter. The typical unit remained under lease for approximately 34 months. A client received a full range of services in exchange for a monthly rental payment which included a management fee. The residual risk on the value of the vehicle at the end of the lease term remained with the lessee under an open-end lease, except for a small amount which was retained by the lessor.

          Closed-end leases were structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms are 24 months, 36 months, and 48 months. The closed-end lease structure was preferred in Europe due to certain accounting regulations. The closed-end lease structure was utilized by approximately 71% of the vehicles leased in Europe, but only 14% of the vehicles leased on a worldwide basis. We utilized independent third party valuations and internal projections to set the residuals utilized for these leases.

          The Fee Based Products were designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products were Fuel Services, Maintenance Services and Accident Management. Fuel Services represented the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operated as a universal card with centralized billing designed to measure and manage costs.

         We offered customer vehicle maintenance charge cards that were used to facilitate repairs and maintenance payments. The vehicle maintenance cards provided customers with benefits such as (1) negotiated discounts off full retail prices through our convenient supplier network, (2) access to our in-house team of certified maintenance experts that monitored each card transaction for policy compliance, reasonability, and cost effectiveness, and
(3) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helped to evaluate overall fleet performance and costs. We maintained an extensive network of service providers in the United States, Canada, and the United Kingdom to ensure ease of use by the client's drivers.

          We also provided our clients with comprehensive accident management services such as (1) providing immediate assistance after receiving the initial accident report from the driver (i.e. facilitating emergency towing services and car rental assistance, etc.) (2) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (3) coordinating and negotiating potential accident claims. Customers received significant benefits from our accident management services such as (1) convenient coordinated 24-hour assistance from our call center, (2) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provided customers with extremely favorable repair terms and (3) expertise of our damage specialists, who ensured that vehicle appraisals and repairs were appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

         Competitive Conditions. The principal factors for competition in vehicle management services were quality of service and price. We were competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We ranked second in the United States in the number of vehicles under management and were a leader in proprietary fuel and maintenance cards for fleet use in circulation. There were four other major providers of fleet management service in the United States, hundreds of local and regional competitors, and numerous niche competitors who focused on only one or two products and did not offer the fully integrated range of products provided by us. In the United States, it was estimated that only 45% of fleets were leased by third party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

         In the UK, we ranked first in vehicles under management and were a leader in proprietary fuel and maintenance cards. We continued to compete against numerous local and regional competitors. The UK operation had been able to differentiate itself through its breadth of product offerings.

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

EMPLOYEES

As of December 31, 1998, we had approximately 9,100 employees of which 1,800 were employees of our fleet businesses.

On June 30, 1999 Robert D. Kunisch retired as Chief Executive Officer, President and Director of the Company.

Item 2.  Properties

Our relocation operations in North America occupy approximately 519,020 square feet in various offices located throughout the U.S. The primary office facilities are located in Danbury, Connecticut, one building having approximately 230,000 square feet, leased until July, 2008 and two other buildings totaling 45,546 square feet with leases expiring in 2003 and 2004. There are four other regional offices located in Irving, Texas, Oakbrook, Illinois, Mission Viejo, California and Walnut Creek, California for a total square footage of approximately 170,000.

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

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Not Applicable

Item 6.  Selected Financial Data

Not Applicable

Item 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

We are a leading provider of mortgage and relocation services. In April 1997, we merged with a wholly-owned subsidiary of HFS Incorporated ("HFS") (the "HFS Merger"), and in December 1997, HFS was merged with and into CUC International, Inc. ("CUC") (the "Cendant Merger") to form Cendant Corporation ("Cendant" or the "Parent Company"). Effective upon the Cendant Merger, we became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

On June 30, 1999, pursuant to Cendant's previously announced program to divest non-strategic businesses and assets, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion. The fleet segment has been classified as a discontinued operation herein and will be presented as such when we report financial information (see "Discontinued Operations").

Results of Operations - Year Ended December 31, 1998
                                             vs.
                        Year Ended December 31, 1997

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before (i) non-operating interest;
(ii) income taxes and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude merger-related costs and other unusual charges (credits) ("Unusual Charges (Credits)") which were incurred in connection with the HFS Merger and the Cendant Merger. Such Unusual Charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. We believe such discussion is the most informative representation of how our management evaluates performance. We determined that we have two reportable operating segments comprising our continuing operations based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 16 to the consolidated financial statements.

Revenues increased $218.8 million (37%) from $588.7 million in 1997 to $807.5 billion in 1998. In addition, Adjusted EBITDA which excludes Unusual Charges (Credits) of ($18.9) million and $189.9 million in 1998 and 1997, respectively, increased $168.4 million (114%) from $147.1 million in 1997 to $315.5 million in 1998. The Adjusted EBITDA margin in 1998 was 39%, an improvement of 14 percentage points over 1997.

Revenues and Adjusted EBITDA within the Mortgage segment increased $174.1 million (97%) and $110.9 million (148%), respectively, in 1998 over 1997. Mortgage origination grew across all lines of business, including increased refinancing activity and a shift to more profitable sales and processing channels and was responsible for substantially all of the segment's revenue growth. Mortgage closings increased $14.3 billion (122%) and average origination fees increased 12 basis points, resulting in a $180.3 million increase in origination revenues. Operating expenses increased in all areas, reflecting increased hiring and expansion of capacity in order to support continued growth; however, revenue growth marginally exceeded such infrastructure enhancements thereby contributing to an improvement in the Adjusted EBITDA margin from 42% in 1997 to 53% in 1998.

Revenues and Adjusted EBITDA within the Relocation segment increased $34.6 million (8%) and $34.8 million (39%), respectively, in 1998 over 1997, while the Adjusted EBITDA margin improved from 22% to 28%. The primary source of revenue growth was a $29.3 million increase in revenues from the relocation of government employees. In addition, the divestiture of certain niche-market property management operations accounted for other revenue of $8.2 million in 1998. Expenses associated with government relocations increased in conjunction with volume and revenue growth, but economies of scale and a reduction in overhead and administrative expenses resulted in the improvement in Adjusted EBITDA margin.

Discontinued Operations

Contribution of Fuel Card Business Subsidiaries by Cendant. Cendant contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to us in April 1999. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, our historical financial results have been restated as if the Company, WEX and Harpur had operated as one entity since inception. The operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by Cendant pursuant to a purchase business combination and, accordingly, when common control was established.

Divestiture. On June 30, 1999, we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, The Harpur Group, Ltd., Wright Express Corporation and other subsidiaries, pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us which was executed on May 22, 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. The transaction followed a competitive bidding process. In connection with the disposition of our fleet segment, we recorded an after-tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material. In July 1999, utilizing the cash proceeds from the fleet segment disposition, we made a cash dividend payment to Cendant in the amount of $1,033.0 million. Such dividend was in compliance with the dividend restriction covenant pursuant to the Indenture under which we issue medium-term notes. (See "Restrictions on dividends to Cendant")

Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs, which was payable to us. Accoridngly, on June 30, 1999, in addition to the consideration received for the net assets of the business, we received cash payments and a note receivable from ARAC of $3,016.9 million and $30.6 million, respectively, which collectively were equal to our outstanding balances of fleet segment financing arrangements with third parties on such date.

Inclusive of the fuel card subsidiaries contributed by Cendant, revenues and net income within our fleet segment increased $58.5 million and $80.4 million, respectively, in 1998 over 1997. Excluding Unusual Charges (Credits) of ($1.3) million (($0.9) million, after tax) in 1998 and $61.1 million ($44.3 million, after-tax) in 1997, net income increased $35.2 million. Such Unusual Charges were principally due to business termination charges representing costs to exit certain activities incurred in connection with the HFS and Cendant Mergers. Harpur contributed incremental revenues and net income in 1998 of $31.8 million and 8.9 million, respectively. The revenue increase was further attributable to a 12% increase in fleet leasing fees and a 31% increase in service fee revenue. The fleet leasing revenue increase was due to a 5% increase in pricing and a 7% increase in the number of vehicles leased, while the service fee revenue increase was the result of a 40% increase in number of fuel cards and vehicle maintenance cards partially offset by a 7% decline in pricing.

Liquidity and Capital Resources - Continuing Operations

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

Our exposure to interest rate and liquidity risk is minimized by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Using historical information, we will project the relevant characteristics of assets under management programs and generally match the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. In our relocation business, we project the length of time that a home will be held before being sold on behalf of the client. Within our mortgage services business, we fund the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

We support originated mortgages and advances under relocation contracts primarily by issuing commercial paper, medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. Additionally, we entered into a three year agreement effective May 1998 and expanded in December 1998 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer") committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At December 31, 1998, we were servicing approximately $2.0 billion of mortgage loans owned by the Buyer.

Following the May 22, 1999 executed agreement providing for us to divest our fleet business segment, Fitch IBCA lowered our long-term debt rating from A+ to A and affirmed our short-term debt rating at F1, and Standard and Poor's Corporation affirmed our long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff and Phelps Credit Rating Co. lowered our long-term debt rating from A+ to A and our short-term debt rating was reaffirmed at D1. Moody's Investor Service lowered our long-term debt rating from A3 to Baa1 and affirmed our short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States and European commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At December 31, 1998, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $2.5 billion, $2.3 billion, $1.9 billion, and $0.2 billion, respectively, of which $3.2 billion related to our discontinued fleet business segment.

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

Securitized Obligations
We maintain three separate financing facilities for our continuing operations, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. The collective weighted average interest rate on such facilities was 5.9% at December 31, 1998. Such securitized obligations are described below.

Mortgage Facility. In December 1998, we entered into a 364-day financing agreement to sell mortgage loans under an agreement to repurchase (the "Mortgage Agreement") such mortgages. The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under this Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Mortgage Agreement at December 31, 1998 totaled $378.0 million.

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

Other Credit Facilities

To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of the fleet businesses. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the Year 2002. In addition, we have a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at December 31, 1998. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. The full amount of our committed facilities at December 31, 1998 was undrawn and available. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

Restrictions on dividends to Cendant

Pursuant to a covenant in our Indenture with The First National Bank of Chicago, as trustee, relating to our medium-term notes, we are restricted from paying dividends, making distributions or making loans to Cendant to the extent that such payments are collectively in excess of 40% of our consolidated net income (as defined in the covenant) for each fiscal year, provided however, that we can distribute to Cendant 100% of any extraordinary gains from asset sales and capital contributions previously made to us by Cendant. Notwithstanding the foregoing, we are prohibited under such covenant from paying dividends or making loans to Cendant if upon giving effect to such dividends and/or loan, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Liquidity and Capital Resources - Discontinued Operations

The purchases of leased vehicles have principally been supported by our issuance of commercial paper and medium-term notes, coincident with financing our other assets under management and mortgage programs, and by the fleet segment maintaining secured financing facilities. Proceeds from public debt issuances have historically been loaned to the fleet segment, pursuant to Parent Company loan agreements, consistent with the funding requirements necessary for the purchases of leased vehicles. At December 31, 1998, aggregate outstanding debt obligations applicable to the fleet segment consisted of corporate loans of $2.0 billion, securitized obligations of $1.1 billion and other borrowings of $0.1 billion.

Cash Flow

Net cash used in operating activities improved $133.6 million from $218.3 million in 1997 to $84.7 million in 1998. Net cash used in investing activities increased $140.8 million in 1998 over 1997 primarily as a result of a $71.8 million increase in capital expenditures. In 1998, $106.2 million was invested in property and equipment, which included the development of integrated business systems within the Relocation segment as well as systems and office expansion to support growth in the Mortgage segment. Net cash provided by financing activities increased $239.0 million in 1998 over 1997 primarily due to temporary funding requirements associated with increased mortgage loans held for sale on the balance sheet at December 31, 1998.

Litigation

Since the April 15, 1998 announcement by our Parent Company of the discovery of potential accounting irregularities in the former business units of CUC more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. The Parent Company does not expect that additional adjustments will be necessary as a result of these government investigations.

The Parent Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of these proceedings and investigations could include judgments against the Parent Company or settlements and could require substantial payments by the Parent Company. We believe that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on our financial position or cash flows.

Impact of New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". We will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements.

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

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between our customers and us; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurance can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $8.2 million. Approximately $5.3 million of these costs had been incurred through December 31, 1998, and we expect to incur the balance of such costs to complete the compliance plan. We are expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In normal operations, we must consider the effects of changes in interest rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects.

We use various financial instruments, particularly interest rate swaps, future options and floors to manage our respective interest rate risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions. More detailed information about these financial instruments, as well as the strategies and policies for their use, is provided in Notes 10 and 11.

The SEC requires that registrants include information about potential effects of changes in interest rates on their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model effects of interest rate shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate shifts may have some limited use as benchmarks, they should not be viewed as forecasts.

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

                                   PHH CORPORATION


                                   By: /s/ Richard A. Smith
                                           Richard A. Smith
                                           President
August 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ Richard A. Smith
    Richard A. Smith
    President                                                 August 13, 1999

Principal Financial Officer:

/s/ David M. Johnson                                          August 13, 1999
    David M. Johnson
    Senior Executive Vice President,
    Chief Financial Officer and Assistant Treasurer

Principal Accounting Officer:

/s/ Jon F. Danski                                             August 13, 1999
    Jon F. Danski
    Executive Vice President, Finance

Board of Directors:

/s/ James E. Buckman                                          August 13, 1999
    James E. Buckman
    Director

/s/ Stephen P. Holmes                                         August 13, 1999
    Stephen P. Holmes
    Director

Exhibit No.
-----------
2-1 Agreement and Plan of Merger dated as of November 10, 1996,by and among HFS Incorporated, PHH Corporation and Mercury Acquisition Corp., filed as Annex 1 in the Joint Proxy Statement/Prospectus included as part of Registration No.
         333-24031(*).

3-1      Charter of PHH Corporation,  as amended August 23, 1996 (filed as
         Exhibit 3-1 to the Company's Transition Report on Form 10-K filed on July 29, 1997)(*).

3-2 By-Laws of PHH Corporation, as amended October (filed as Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997). (*)

4-1 Indenture between PHH Corporation and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125(*).

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

10-6 Distribution Agreement between the Company and CS First Boston Corporation; Goldman, Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and J.P. Morgan Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration Statement 33-63627(*).

10-7 Distribution Agreement between the Company and Credit Suisse; First Boston Corporation; Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to Registration Statement 333-27715(*).

10-8 Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities, Inc. filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 1-07797 (*)

10-9 Loan and Security Agreement, dated as of December 17, 1998 among Trac Funding, Inc. as borrower, Preferred Receivables Funding Corporation, the financial institutions party thereto and The First National Bank of Chicago, as Agent filed as Exhibit 10-9 to Form 10-K for the year ended December 31, 1998 (*).

10-10 Loan and Security Agreement, dated as of December 28, 1998, among Trac Funding II, Inc., as borrower, Quincy Capital Corporation and Receivables Capital Corporation, as Lenders, and Bank of America National Trust and Savings Association, as Administrator filed as
         Exhibit 10-10 to Form 10-K for the year ended December 31, 1998 (*).

10-11 Agreement and Plan of Merger and Reorganization dated May 22, 1998, by and among PHH Corporation, PHH Holdings Corporation and Avis Rent A Car, Inc. and Avis Fleet Leasing and Management Corporation, filed as Exhibit (C) to Cendant Corporation's Schedule 13E-4 dated June 16, 1998.

12 Schedule containing information used in the computation of the ratio of earnings to fixed charges (**)

23.1     Consent of Deloitte & Touche LLP (**)

23.2     Consent of KPMG LLP (**)

27       Financial Data Schedule (filed electronically only). (**)

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

*        Incorporated by reference

**       Filed herewith

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Independent Auditors' Reports ...................................           F-2

Consolidated Statements of Operations for the years ended December 31,
  1998, 1997 and 1996............................................           F-4

Consolidated Balance Sheets as of December 31, 1998 and 1997 ....           F-5

Consolidated Statements of Shareholder's Equity for the years ended
  December 31, 1998, 1997 and 1996 ..............................           F-6

Consolidated Statements of Cash Flows for the years ended December 31,
  1998, 1997 and 1996............................................           F-7

Notes to Consolidated Financial Statements ......................           F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholder of PHH Corporation

We have audited the consolidated balance sheet of PHH Corporation and its subsidiaries (a wholly-owned subsidiary of Cendant Corporation), (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     We also audited the adjustments to the December 31, 1996 financial statements described in Notes 3 and 4 that were applied to restate the consolidated financial statements to give effect to the merger of Cendant Corporation's relocation business and fuel card business with the Company, which has been accounted for in a manner similar to a pooling-of-interests and the classification of the Company's fleet segment as a discontinued operation.
Additionally, we also audited the reclassifications described in Note 3 that were applied to restate the December 31, 1996 consolidated financial statements to conform to the presentation used by Cendant Corporation. In our opinion, such adjustments and reclassifications are appropriate and have been properly applied.

     As discussed in Note 4 to the consolidated financial statements, the Company discontinued the fleet business segment of its operations when the Company disposed of its fleet business. The results prior to the disposition are included in income from discontinued operations in the accompanying consolidated financial statements.


\s\ Deloitte & Touche LLP
Parsippany, New Jersey
August 11, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
PHH Corporation

We have audited the consolidated statements of income, shareholder's equity and cash flows of PHH Corporation and subsidiaries for the year ended December 31, 1996, before the restatements and reclassifications described in Notes 3 and 4 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements before the restatements and reclassifications described in Notes 3 and 4 to the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of PHH Corporation and subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

\s\ KPMG LLP
Baltimore, Maryland
April 30, 1997

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In millions)

                                                                                  Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       1998             1997              1996
                                                                  --------------    -------------    --------------

Net revenues
Service fees:
Relocation services (net of interest costs of
    $26.9, $32.0 and $35.0)                                       $       435.8     $       409.4    $       342.1
Mortgage services (net of amortization of mortgage
   servicing rights and interest costs of $221.4, $180.6
   and $116.9)                                                            353.4             179.3            127.7
                                                                  -------------     -------------    -------------

Service fees, net                                                         789.2             588.7            469.8
Other                                                                      18.3               -                -
                                                                  -------------     -------------    --------------

Net revenues                                                              807.5             588.7            469.8
                                                                  -------------     -------------    -------------

Expenses
Operating                                                                 387.2             342.9            268.4
General and administrative                                                104.8              98.7             94.4
Depreciation and amortization                                              25.6              13.2             15.4
Merger-related costs and other unusual charges (credits)                  (18.9)            189.9              -
                                                                  --------------    -------------    --------------

Total expenses                                                            498.7             644.7            378.2
                                                                  -------------     -------------    -------------

Income (loss) from continuing operations
     before income taxes                                                  308.8            (56.0)             91.6
Provision for income taxes                                                123.6              14.6             36.7
                                                                  -------------     -------------    -------------
Income (loss) from continuing operations                                  185.2            (70.6)             54.9
Income from discontinued operations, net of tax                           107.5              27.1             52.1
                                                                  -------------     -------------    -------------
Net income (loss)                                                 $       292.7     $      (43.5)    $       107.0
                                                                  =============     =============    =============


 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                                          December 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                -------------      -------------
Assets
Cash and cash equivalents                                                       $      281.3       $         2.1
Accounts and notes receivable (net of allowance
   for doubtful accounts of $5.0 and $9.3)                                             457.7               302.9
Property and equipment, net                                                            149.6                75.8
Other assets                                                                           256.3               281.9
Net assets of discontinued operations                                                  967.5               703.5
                                                                                -------------      -------------
Total assets exclusive of assets under programs                                      2,112.4             1,366.2
                                                                                -------------      -------------

Assets under management and mortgage programs
   Relocation receivables                                                              659.1               775.3
   Mortgage loans held for sale                                                      2,416.0             1,636.3
   Mortgage servicing rights                                                           635.7               373.0
                                                                                ------------       -------------
                                                                                     3,710.8             2,784.6
                                                                                ------------       -------------
Total assets                                                                    $    5,823.2       $     4,150.8
                                                                                =============      =============



Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                        $      707.6       $       487.3
Deferred income                                                                         27.4                 7.5
                                                                                -------------      -------------
Total liabilities exclusive of liabilities under programs                              735.0               494.8
                                                                                -------------      -------------

Liabilities under management and mortgage programs
   Debt                                                                              3,691.6             2,766.8
                                                                                -------------      -------------
   Deferred income taxes                                                               198.3                68.2
                                                                                -------------      -------------

Total liabilities                                                                    4,624.9             3,329.8
                                                                                -------------      -------------

Commitments and contingencies (Notes 4 and 11)

Shareholder's Equity
Preferred stock - authorized 3,000,000 shares                                           --                  --
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 1,000 shares                                                 479.9               289.2
Retained earnings                                                                      744.9               549.2
Accumulated other comprehensive loss                                                   (26.5)              (17.4)
                                                                                -------------      --------------
Total shareholder's equity                                                           1,198.3               821.0
                                                                                -------------      -------------
Total liabilities and shareholder's equity                                      $    5,823.2       $     4,150.8
                                                                                =============      =============


 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                        (In millions, except share data)


                                                                                             Accumulated
                                                                                                Other            Total
                                                  Common Stock                Retained     Comprehensive    Shareholder's
                                               Shares         Amount          Earnings      Income (Loss)       Equity
                                             ----------     -----------      -----------   --------------   -------------
Balance, January 31, 1996                    34,487,748     $      91.5      $     519.9     $    (23.1)    $     588.3
   Less: January 1996 activity:
     Comprehensive loss:
     Net loss                                         -             -               (8.3)             -
     Currency translation adjustment                  -             -                -              2.4
     Total comprehensive loss January 1996            -             -                -                -            (5.9)
     Cash dividend declared                           -             -                5.9              -             5.9
     Stock option plans transactions, net of
       related tax benefits                     (35,400)            (.6)             -                -             (.6)

   Comprehensive income:
     Net income                                       -             -              107.0              -
     Currency translation adjustments                 -             -                -             12.4
   Total comprehensive income                         -             -                -                -           119.4
   Cash dividends declared                            -             -              (25.0)             -           (25.0)
   Stock option plan transactions, net of
       related tax benefits                     504,487            10.3              -                -            10.3
                                            -----------     -----------      -----------     -------------  -----------
Balance, December 31, 1996                   34,956,835           101.2            599.5           (8.3)          692.4

   Comprehensive loss:
     Net loss                                         -             -              (43.5)             -
     Currency translation adjustments                 -             -                -             (9.1)
   Total comprehensive loss                           -             -                -                -           (52.6)
   Cash dividends declared                            -             -               (6.7)             -            (6.7)
   Stock option plan transactions, net of
       related tax benefits                     876,264            22.0              -                -            22.0
   Retirement of common stock               (35,832,099)            -                -                -             -
   Parent Company capital contribution                -           166.0              -                -           166.0
   Other                                              -             -                (.1)             -             (.1)
                                            -----------     -----------      ------------    -------------  ------------
Balance, December 31, 1997                        1,000           289.2            549.2          (17.4)          821.0

   Comprehensive income:
     Net income                                       -             -              292.7              -
     Currency translation adjustments                 -             -                -             (9.1)
   Total comprehensive income                         -             -                -                -          283.6
   Cash dividends declared                            -             -              (97.0)             -          (97.0)
   Parent Company capital contribution                -           190.7              -                -          190.7
                                            -----------     -----------      -----------     -------------  ------------

Balance, December 31, 1998                        1,000     $     479.9      $     744.9     $    (26.5)    $  1,198.3
                                            ===========     ===========      ===========     =============  ============


 See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)


                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
Operating Activities
Net income (loss)                                                      $       292.7    $       (43.5)    $       107.0
Income from discontinued operations, net of tax                               (107.5)           (27.1)            (52.1)
Merger-related costs and other unusual charges (credits)                       (18.9)           189.9               -
Payments of merger-related costs and other unusual charge liabilities          (35.1)          (118.9)              -
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating  activities:
   Depreciation and amortization                                                25.6             13.2              15.4
Gain on sales of mortgage servicing rights                                     (19.8)           (15.8)             (5.2)
Accounts and notes receivable                                                  (30.8)           (16.9)            (38.8)
Accounts payable and other accrued liabilities                                 202.7             77.8               3.4
Deferred income taxes                                                          165.6            (30.1)             17.4
Other, net                                                                      62.7             45.5             (43.8)
                                                                       -------------    -------------     --------------
                                                                               537.2             74.1               3.3
Management and mortgage programs:
    Depreciation and amortization                                              157.8             95.6              51.1
    Origination of mortgage loans                                          (26,571.6)       (12,216.5)         (8,292.6)
    Proceeds on sale and payments from mortgage loans                       25,791.9         11,828.5           8,219.3
                                                                       -------------    -------------     -------------
Net cash used in operating activities of continuing operations                 (84.7)          (218.3)            (18.9)
                                                                       --------------   --------------    --------------

Investing Activities
Additions to property and equipment                                           (106.2)           (34.4)            (11.4)
Funding of grantor trusts                                                        -                -               (89.8)
Other, net                                                                      11.6             19.4              (2.8)
                                                                       -------------    -------------     --------------
                                                                               (94.6)           (15.0)           (104.0)
Management and mortgage programs:
   Equity advances on homes under management                                (6,484.1)        (6,844.5)         (4,308.0)
   Payments received on advances on homes under management                   6,624.9          6,862.6           4,348.9
   Additions to mortgage servicing rights                                     (524.4)          (270.5)           (164.4)
   Proceeds from sales of mortgage servicing rights                            119.0             49.0               7.1
                                                                       -------------    -------------     -------------
Net cash used in investing activities of continuing operations                (359.2)          (218.4)           (220.4)
                                                                       --------------   --------------    --------------

Financing Activities
Parent Company capital contribution                                             46.0             90.0               -
Payment of dividends                                                           (97.0)            (6.6)            (25.0)
Other, net                                                                         -             22.0              10.3
                                                                       -------------    -------------     -------------
                                                                               (51.0)           105.4             (14.7)
Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                 3,045.3          2,729.5           1,736.1
   Principal payments on borrowings                                         (2,869.0)        (1,663.6)         (1,735.0)
   Net change in short term borrowings                                         (65.3)          (514.8)            203.9
    Net change in fundings to discontinued operations                          635.6           (199.9)           (169.3)
                                                                       -------------    --------------    --------------
Net cash provided by financing activities of continuing operations             695.6            456.6              21.0
                                                                       -------------    -------------     -------------

Effect of exchange rates on cash and cash equivalents                           (6.7)            (8.8)              5.4
Cash provided by (used in) discontinued operations                              34.2            (22.2)            219.4
                                                                       -------------    -------------     -------------
Increase (decrease) in cash and cash equivalents                               279.2            (11.1)              6.5
Cash and cash equivalents at beginning of period                                 2.1             13.2               6.7
                                                                       -------------    -------------     -------------
Cash and cash equivalents at end of period                             $       281.3    $         2.1     $        13.2
                                                                       =============    =============     =============


See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Background

        The accompanying consolidated financial statements and footnotes of PHH Corporation, together with its wholly-owned subsidiaries (the "Company") for the years ended December 31, 1998, 1997 and 1996 set forth herein have been restated giving effect to: (i) the contribution by Cendant Corporation ("Cendant" or the "Parent Company") in April 1999 of certain fuel card subsidiaries; and (ii) the reclassification of the Company's fleet business segment (the "fleet segment" or "fleet businesses") as a discontinued operation pursuant to the Company's May 22, 1999 Agreement and Plan of Merger and Reorganization with Avis Rent A Car, Inc. (the "Agreement"), which provided for the Company to divest its fleet segment. The Company subsequently completed the divestiture of its fleet segment on June 30, 1999 (See Note 4). The restated consolidated financial statements presented herein are the Company's primary historical financial statements for the periods presented.

        In April 1997, the Company merged with a wholly-owned subsidiary of HFS Incorporated ("HFS") (the "HFS Merger") and in December 1997, HFS merged with and into CUC International Inc. ("CUC") (the "Cendant Merger") to form Cendant. The HFS Merger and the Cendant Merger were both accounted for as poolings of interests. Effective upon the Cendant Merger, the Company became a wholly-owned subsidiary of Cendant. However, pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying financial statements and footnotes are presented.

2.      Summary of Significant Accounting Policies

        Principles of consolidation
        The consolidated financial statements include the accounts and transactions of the Company together with its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

        Revenue recognition and continuing business operations
        Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on their home based on an appraised value generally determined by independent appraisers, after deducting any outstanding mortgages. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

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

        The Company recognizes as separate assets the rights to service mortgage loans for others by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. The carrying value of mortgage servicing rights ("MSRs") is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of loan servicing fees in the consolidated statements of operations. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment, which is recognized in the consolidated statements of operations during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies (see Note 8 - Mortgage Servicing Rights).

        Income taxes
        The Company's income taxes are included in the consolidated federal income tax return of Cendant. In addition, the Company files unitary, consolidated, and combined state income tax returns with Cendant in jurisdictions where required. Income tax expense is based on allocations from Cendant and is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. The Company computes income tax expense and deferred income taxes using the asset and liability method. No provision has been made for U.S. income taxes on approximately $7.0 million of cumulative undistributed earnings of foreign subsidiaries at December 31, 1998 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. The determination of unrecognized deferred U.S. tax liability for unremitted earnings is not practicable.

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

        In accordance with the Agreement, Parent Company stock options associated with certain employees of the Company's fleet businesses were immediately vested. Accordingly, additional compensation cost of $13.5 million was recognized and was included in the calculation of the gain on the sale of discontinued operations (see Note 4).

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

        New accounting standard
        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements.

        Reclassifications
        Certain reclassifications have been made to prior years' financial statements to conform to the presentation used in 1998.

3.       Historical Adjustments

        Certain reclassifications have been made to the historical financial statements of the Company to conform with the presentation used subsequent to the HFS Merger. Additionally, the historical financial statements of the Company were restated to give effect to the June 1997 merger of HFS's relocation business with and into the Company. As both entities were under common control, such transaction was accounted for in a manner similar to a pooling of interests. The effects of such reclassifications and restatement (collectively, the "Adjustments") on the consolidated statements of income for the year ended December 31, 1996 was as follows:


                                                     As previously                                   As restated
                                                        reported           Adjustments        (Prior to Note 4 Restatement)
                                                     -------------         --------------     -----------------------------
        Net revenues                                 $     1,938.5         $   (1,212.8)           $          725.7
        Total expenses                                     1,790.3             (1,240.9)                      549.4
        Provision for income taxes                            60.6                 11.2                        71.8
                                                     -------------         ------------            ----------------
        Net income                                   $        87.6         $       16.9            $          104.5
                                                     =============         ============            ================

4.       Discontinued Operations

        Contribution of Fuel Card Subsidiaries by Parent Company. In April 1999, the Parent Company contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the years ended December 31, 1998, 1997 and 1996 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company for $190.7 million pursuant to a purchase business combination and, accordingly, the date on which common control was established.

        Divestiture. On May 22, 1999, the Company executed the Agreement providing for the disposition of the Company's fleet segment, which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries to Avis Rent A Car, Inc. ("ARAC"). The Company's fleet segment primarily consisted of providing fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. Vehicles were leased primarily to corporate fleet users under operating and direct financing lease arrangements.

        On June 30, 1999, the Company completed the divestiture of the fleet businesses. Pursuant to the Agreement, ARAC acquired the net assets of the Company's fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt of PHH Holdings, a wholly-owned subsidiary of the Company and the issuance of $360 million in convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. The transaction followed a competitive bidding process. In connection with the disposition of the Company's fleet segment, the Company recorded an after-tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material. In July 1999, utilizing the cash proceeds from the fleet segment disposition, the Company made a cash dividend payment to Cendant in the amount of $1,033.0 million. Such dividend was in compliance with the dividend restriction covenant pursuant to the Indenture under which the Company issues medium-term notes.

        In connection with the disposition of the fleet segment, the Company received cash payments from ARAC equal to the outstanding balances of fleet segment financing arrangements. The Company partially utilized such proceeds to repay the outstanding borrowings under the secured financing facilities as well as other secured loans and borrowings under unsecured short-term facilities. Corporate debt which had been loaned to the fleet segment will be retired as it matures.

        Summarized financial data of the Company's fleet segment, inclusive of the merged Parent Company fuel card subsidiaries is as follows:



        Statement of Income
        (In millions)                                                  Year Ended December 31,
                                                              ------------------------------------------
                                                                 1998             1997          1996
                                                              -----------    -----------     -----------
        Net revenues (net of depreciation and interest costs
          of $1,279.4, $1.205.2 and $1.132.4)                 $     382.6    $     324.1     $     293.5
                                                              -----------    -----------     -----------

        Income before income taxes                                  151.9           58.9            89.7
        Provision for income taxes                                   44.4           31.8            37.6
                                                              -----------    -----------     -----------
        Net income                                            $     107.5    $      27.1     $      52.1
                                                              ===========    ===========     ===========

        Balance Sheet
        (In millions)                                                             December 31,
                                                                           1998                1997
                                                                       ------------       --------------
        Total assets exclusive of assets under programs               $      893.7        $       504.8
        Assets under management programs                                   3,801.1              3,659.1
        Total liabilities exclusive of liabilities under programs           (379.4)              (397.1)
        Liabilities under management programs                             (3,347.9)            (3,063.3)
                                                                      -------------       --------------
        Net assets of discontinued operations                         $      967.5        $       703.5
                                                                      ============        ==============


        The effect on the consolidated financial statements of the restatement resulting from the Parent Company's contribution of its WEX and Harpur subsidiaries ("Parent Company Subsidiaries") and the subsequent reclassification of the fleet segment as a discontinued operation is as follows:

                      Consolidated Statements of Operations
                                  (In millions)

                                                             Year Ended December 31, 1998
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued          As
                                         reported           Subsidiaries           operations           restated
                                        -----------       ---------------       ----------------        --------

Net revenues                            $ 1,097.6         $        92.5         $      (382.6)          $  807.5
                                        ---------         -------------         --------------          --------

Expenses
   Operating                                469.7                  29.5                (112.0)             387.2
   General and administrative               171.7                  31.0                 (97.9)             104.8
   Depreciation and amortization             36.8                  10.9                 (22.1)              25.6
   Merger-related costs and other
    unusual charges (credits)               (20.2)                -                       1.3              (18.9)
                                        ----------        -------------         --------------          ---------

Total expenses                              658.0                  71.4                (230.7)             498.7
                                        ---------         -------------         --------------          --------

Income from continuing operations
    before income taxes                     439.6                  21.1                (151.9)             308.8
Provision for income taxes                  159.6                   8.4                 (44.4)             123.6
                                        ---------         -------------         --------------          --------

Income from continuing operations           280.0                  12.7                (107.5)             185.2
Income from discontinued operations,
    net of tax                                 -                   -                    107.5              107.5
                                        ---------         -------------         -------------           --------

Net income                              $   280.0         $        12.7         $         -             $  292.7
                                        =========         =============         =============           ========


                                                             Year Ended December 31, 1997
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued          As
                                         reported           Subsidiaries           operations           restated
                                        -----------       ---------------       ----------------        --------

Net revenues                            $    860.6        $        52.2         $      (324.1)          $ 588.7
                                        ----------        -------------         --------------          -------

Expenses
   Operating                                 422.9                 33.6                (113.6)            342.9
   General and administrative                164.4                  8.5                 (74.2)             98.7
   Depreciation and amortization              25.7                  3.8                 (16.3)             13.2
   Merger-related costs and other
    unusual charges (credits)                251.0                  -                   (61.1)            189.9
                                         ---------        -------------         --------------          -------

Total expenses                               864.0                 45.9                (265.2)            644.7
                                         ---------        -------------         --------------          -------

Income (loss) from continuing operations
   before income taxes                        (3.4)                 6.3                 (58.9)            (56.0)
Provision for income taxes                    44.2                  2.2                 (31.8)             14.6
                                         ---------        -------------         --------------          -------

Income (loss) from continuing operations     (47.6)                 4.1                 (27.1)            (70.6)
Income from discontinued operations,
   net of tax                                   -                   -                    27.1              27.1
                                         ----------       -------------         -------------           -------

Net income (loss)                        $   (47.6)        $       4.1          $         -             $ (43.5)
                                         ==========        ===========          =============           ========


                                                             Year Ended December 31, 1996
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued          As
                                         reported           Subsidiaries           operations           restated
                                        -----------       ---------------       ----------------        --------

Net revenues                            $   725.7         $       37.6          $       (293.5)         $  469.8
                                        ----------        ------------          ---------------         --------
Expenses
   Operating                                346.9                 24.4                  (102.9)            268.4
   General and administrative               173.9                  6.0                   (85.5)             94.4
   Depreciation and amortization             28.6                  2.2                   (15.4)             15.4
                                        ---------         ------------          ---------------         --------

Total expenses                              549.4                 32.6                  (203.8)            378.2
                                        ---------         ------------          ---------------         --------

Income from continuing operations
   before income taxes                      176.3                  5.0                   (89.7)             91.6
Provision for income taxes                   71.8                  2.5                   (37.6)             36.7
                                        ---------         ------------          ---------------         --------

Income from continuing operations           104.5                  2.5                   (52.1)             54.9
Income from discontinued operations,
   net of tax                                 -                   -                       52.1              52.1
                                        ---------         ------------          --------------          --------

Net income                              $   104.5         $        2.5          $           -           $  107.0
                                        =========         ============          ==============          ========

                                  Balance Sheet
                                  (In millions)



                                                             As of December 31, 1998
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued          As
                                         reported           Subsidiaries           operations           restated
                                        -----------       ---------------       ----------------        --------

Assets
Cash and cash equivalents               $     233.2       $        88.8         $         (40.7)        $  281.3
Receivables, net                              775.2               176.0                  (493.5)           457.7
Property and equipment, net                   219.4                21.7                   (91.5)           149.6
Other assets                                  293.2               231.1                  (268.0)           256.3
Net assets of discontinued operations           -                   -                     967.5            967.5
                                        -----------       -------------         ---------------         --------
Total assets exclusive of assets under
   programs                                 1,521.0               517.6                    73.8          2,112.4

Assets under management and
   mortgage programs
     Net investment in leases and
      leased vehicles                       3,801.1                 -                  (3,801.1)             -
     Relocation receivables                   659.1                 -                       -              659.1
     Mortgage loans held for sale           2,416.0                 -                       -            2,416.0
     Mortgage servicing rights                635.7                 -                       -              635.7
                                         ----------         -----------         ---------------     ------------
                                            7,511.9                 -                  (3,801.1)         3,710.8
                                         ----------         -----------         ----------------    ------------
Total assets                             $  9,032.9         $     517.6         $      (3,727.3)    $    5,823.2
                                         ==========         ===========         ================    ============


Liabilities and shareholder's equity
Accounts payable and accrued liabilities $    752.0         $     291.6         $        (336.0)    $      707.6
Deferred income                                57.0                (4.7)                  (24.9)            27.4
Long-term debt                                  -                  18.5                   (18.5)              -
                                         ----------         -----------         ----------------     -----------
Total liabilities exclusive of liabilities
    under programs                            809.0               305.4                  (379.4)           735.0
                                         ----------         -----------         ----------------     -----------

Liabilities under management and
    mortgage programs
     Debt                                   6,896.8                 -                  (3,205.2)         3,691.6
                                         ----------         -----------         ----------------     -----------
     Deferred income taxes                    341.0                 -                    (142.7)           198.3
                                         ----------         -----------         ----------------     -----------

Total liabilities                           8,046.8               305.4                (3,727.3)         4,624.9
                                         ----------         -----------         ----------------     -----------

Shareholder's equity
Common stock                                  289.2                 -                       -              289.2
Additional paid-in capital                      -                 190.7                     -              190.7
Retained earnings                             727.7                17.2                     -              744.9
Accumulated other comprehensive loss          (30.8)                4.3                     -              (26.5)
                                         -----------        -----------         ---------------      -----------
Total shareholder's equity                    986.1               212.2                     -            1,198.3
                                         ----------         -----------         ---------------      -----------

Total liabilities and
  shareholder's equity                   $  9,032.9         $     517.6         $     (3,727.3)      $   5,823.2
                                         ==========         ===========         ===============      ===========

                                  Balance Sheet
                                  (In millions)



                                                             Year Ended December 31, 1996
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued          As
                                         reported           Subsidiaries           operations           restated
                                        -----------       ---------------       ----------------        --------

Assets
Cash and cash equivalents               $       2.1       $           1.6       $         (1.6)         $    2.1
Receivables, net                              567.6                 112.4               (377.1)            302.9
Property and equipment, net                   104.1                  10.2                (38.5)             75.8
Other assets                                  343.0                  26.5                (87.6)            281.9
Net assets of discontinued operations           -                   -                    703.5             703.5
                                        -----------       ---------------       --------------          --------
Total assets exclusive of assets under
   programs                                 1,016.8                 150.7                198.7           1,366.2

Assets under management and
   mortgage programs
     Net investment in leases and
      leased vehicles                       3,659.1                    -              (3,659.1)            -
     Relocation receivables                   775.3                    -                     -             775.3
     Mortgage loans held for sale           1,636.3                    -                     -           1,636.3
     Mortgage servicing rights                373.0                    -                     -             373.0
                                         ----------       --------------        --------------          --------
                                            6,443.7                    -              (3,659.1)          2,784.6
                                         ----------       --------------        ---------------         --------
Total assets                             $  7,460.5       $        150.7        $     (3,460.4)         $4,150.8
                                         ==========       ==============        ===============         ========


Liabilities and shareholder's equity
Accounts payable and accrued liabilities $    692.4       $        110.8        $       (315.9)         $  487.3
Deferred income                                53.3                  0.3                 (46.1)              7.5
Long-term debt                                  -                   35.1                 (35.1)               -
                                         ----------       --------------        ---------------         --------
Total liabilities exclusive of liabilities
    under programs                            745.7                146.2                (397.1)            494.8
                                         ----------       --------------        ---------------         --------

Liabilities under management and
    mortgage programs
     Debt                                   5,602.6                  -                (2,835.8)          2,766.8
                                         ----------       --------------        ---------------         --------
     Deferred income taxes                    295.7                  -                  (227.5)             68.2
                                         ----------       --------------        ---------------         --------

Total liabilities                           6,644.0                146.2              (3,460.4)          3,329.8
                                         ----------       --------------        ---------------         --------

Shareholder's equity
Common stock                                  289.2                  -                      -              289.2
Retained earnings                             544.7                  4.5                    -              549.2
Accumulated other comprehensive loss          (17.4)                -                       -              (17.4)
                                         -----------     ---------------        --------------           --------
Total shareholder's equity                    816.5                  4.5                    -              821.0
                                         ----------      ---------------        --------------           --------

Total liabilities and shareholder's
  equity                                 $  7,460.5      $         150.7        $      (3,460.4)         $4,150.8
                                         ==========      ===============        ================         ========

5.      Merger-Related Costs and Other Unusual Charges

        The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 of $251.0 million primarily associated with the HFS Merger and the Cendant Merger of which $189.9 million related to continuing operations and $61.1 million related to businesses which are discontinued. Liabilities associated with Unusual Charges are classified as a component of accounts payable and other current liabilities. The personnel related liabilities remaining at December 31, 1998 relate to future severance and benefit payments, and the remaining facility related liabilities represent future lease termination payments. The utilization of such liabilities from inception is summarized by category of expenditure and by merger association as follows:


                                                                                  1998 Activity
                                Net 1997               Balance at      ---------------------------------     Balance at
                                 Unusual        1997   December 31,      Cash                              December 31,
        (In millions)            Charges    Reductions     1997        Payments   Non-Cash   Adjustments       1998
                                ----------  ---------- -----------     --------   --------   -----------   ------------
        Professional fees       $     14.5  $   (13.8) $       0.7     $   (4.3)  $     -    $      3.6    $        -
        Personnel related            147.5      (94.5)        53.0        (22.9)        -         (19.1)           11.0
        Business terminations         68.8      (67.3)         1.5         (0.6)       4.7         (5.6)           -
        Facility related and
         other                        20.2       (4.7)        15.5        (11.3)        -           0.9             5.1
                                ----------  ---------- -----------     ---------  --------   ----------    ------------
        Total Unusual Charges   $    251.0  $  (180.3) $      70.7     $  (39.1)  $    4.7   $    (20.2)   $       16.1
        Reclassification for
          discontinued
          operations                 (61.1)      55.8         (5.3)         4.0        -            1.3             -
                                ----------  ---------  -----------     ---------  --------   ----------    ------------
        Total Unusual Charges
          related to continuing
          operations            $    189.9  $  (124.5) $      65.4     $  (35.1)  $    4.7   $    (18.9)   $       16.1
                                ==========   =========  ==========     =========  ========   ===========   ============



        HFS Merger             $     208.8  $  (150.3) $      58.5     $  (24.6)  $    4.7   $    (24.0)   $       14.6
        Cendant Merger                42.2      (30.0)        12.2        (14.5)       -            3.8             1.5
                               -----------  ---------- -----------     ---------  --------   -----------   ------------
        Total Unusual Charges  $     251.0  $  (180.3) $      70.7     $  (39.1)  $    4.7   $    (20.2)   $       16.1
        Reclassification for
          discontinued
          operations                 (61.1)      55.8         (5.3)         4.0        -             1.3             -
                               ------------ ---------  -----------     ---------  --------   -----------   ------------
        Total Unusual Charges
          related to continuing
          operations           $     189.9  $  (124.5) $      65.4     $  (35.1)  $    4.7   $     (18.9)  $       16.1
                               ===========  ========== ===========     =========  ========   ============  ============



        HFS Merger Charge
        The Company incurred $223.1 million of Unusual Charges in the second quarter of 1997 primarily associated with the HFS Merger. During the fourth quarter of 1997, as a result of changes in estimates, the Company reduced certain merger-related liabilities, which resulted in a $14.3 million credit to Unusual Charges. The Company incurred $110.0 million of professional fees and executive compensation expenses directly as a result of the HFS Merger, and also incurred $113.1 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The HFS Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate infrastructure as well as its businesses and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the HFS Merger to continue the downsizing of fleet businesses by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation and mortgage origination businesses along with the Parent Company's real estate franchise business to capture additional revenues through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarters functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. The aforementioned reorganization plans provided for 450 job reductions which included the elimination of corporate functions and facilities in Hunt Valley, Maryland.

        Unusual  Charges  included  $135.5  million of  personnel-related  costs associated with employee reductions necessitated by the planned and announced consolidation of the Company's relocation service businesses worldwide as well as the consolidation of corporate activities. Personnel related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the PHH merger agreement. Unusual Charges also included professional fees of $14.5 million which were primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. The Company incurred business termination charges of $38.8 million, which represented costs to exit certain activities primarily within the Company's fleet management business. Such business termination charges included $35.0 million of asset write-offs of which $25.0 million related to businesses which are discontinued. Facility related and other charges totaling $34.5 million included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space.

        During the year ended December 31, 1998, adjustments of $20.2 million were made to Unusual Charges of which $18.9 million related to continuing operations and $1.3 million related to businesses which are discontinued. Such adjustments primarily included $19.1 million of costs associated with a change in estimated severance costs.

        Cendant Merger Charge
        In connection with the Cendant Merger, in 1997 the Company originally recorded a merger-related charge (the "Cendant Merger Charge") of $42.2 million. During 1998 an additional $3.8 million of professional fees were expensed as incurred. The Cendant Merger Charge included approximately $30.0 million of termination costs associated with discontinued Fleet operations and a non-compete agreement which was terminated in December 1997 for which $10.7 million of outstanding obligations were paid in January 1998.

6.      Property and Equipment, net

        Property and equipment, net consisted of:

                                                                         Estimated
                                                                       Useful Lives               December 31,
        (In millions)                                                    In Years            1998             1997
                                                                       -------------    -------------     -------------
        Land                                                                -           $         9.3     $         2.0
        Building and leasehold improvements                               5 - 50                 19.9              20.3
        Furniture, fixtures and equipment                                 3 - 10                180.7             105.9
                                                                                        -------------     -------------
                                                                                                209.9             128.2
        Less accumulated depreciation and amortization                                           60.3              52.4
                                                                                        -------------     -------------
                                                                                        $       149.6     $        75.8
                                                                                        =============     =============

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

8.      Mortgage Servicing Rights

        Capitalized mortgage servicing rights ("MSRs") activity was as follows:

                                                                                          Impairment
        (In millions)                                                       MSRs          Allowance             Total
                                                                       -------------     --------------    -------------
        Balance, January 31, 1996                                      $       192.8     $       (1.4)     $      191.4
        Less:  PHH activity for January 1996
          to reflect change in PHH fiscal year                                 (14.0)             0.2             (13.8)
        Additions to MSRs                                                      164.4                -             164.4
        Amortization                                                           (51.8)               -             (51.8)
        Write-down/provision                                                      -               0.6               0.6
        Sales                                                                   (1.9)               -              (1.9)
                                                                       --------------    ------------      -------------
        Balance, December 31, 1996                                             289.5             (0.6)            288.9
        Additions to MSRs                                                      251.8                -             251.8
        Amortization                                                           (95.6)               -             (95.6)
        Write-down/provision                                                       -             (4.1)             (4.1)
        Sales                                                                  (33.1)               -             (33.1)
        Deferred hedge, net                                                     18.6                -              18.6
        Reclassification of mortgage-related securities                        (53.5)               -             (53.5)
                                                                       --------------   -------------     --------------
        Balance, December 31, 1997                                             377.7             (4.7)            373.0
        Additions to MSRs                                                      475.2                -             475.2
        Additions to hedge                                                      49.2                -              49.2
        Amortization                                                           (82.5)               -             (82.5)
        Write-down/provision                                                       -              4.7               4.7
        Sales                                                                  (99.1)               -             (99.1)
        Deferred hedge, net                                                    (84.8)               -             (84.8)
                                                                       --------------   -------------     --------------
        Balance, December 31, 1998                                     $       635.7     $          -     $       635.7
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

9.      Liabilities Under Management and Mortgage Programs

        The Company has supported purchases of assets under management programs primarily by issuing commercial paper, medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs.

        Borrowings to fund assets under management and mortgage programs consisted of:

                                                                                                December 31,
                                                                                        -------------------------------
        (In millions)                                                                        1998             1997
                                                                                        -------------     -------------
        Commercial paper                                                                $     2,484.4     $     2,577.5
       Medium-term notes                                                                      2,337.9           2,747.8
        Securitized obligations                                                               1,901.5               -
        Other                                                                                   173.0             277.3
                                                                                        -------------     -------------
                                                                                              6,896.8           5,602.6
        Reclassification for discontinued operations
              Parent Company loans                                                            1,954.5           2,590.1
              Securitized obligations                                                         1,104.3               -
              Other                                                                             146.4             245.7
                                                                                        -------------     -------------
        Total reclassification for discontinued operations                                    3,205.2           2,835.8
                                                                                        -------------     -------------

        Debt under management and mortgage programs applicable to continuing operations $     3,691.6     $     2,766.8
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

        Securitized Obligations
        The Company maintains three separate financing facilities for our continuing operations, the outstanding borrowings of which are securitized  by  corresponding  assets  under  management  and  mortgage programs. The collective weighted average interest rate on such facilities was 5.9% at December 31, 1998. Such securitized obligations are described below.

        Mortgage Facility. In December 1998, the Company entered into a 364-day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages (the "Mortgage Agreement"). The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under this Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Mortgage Agreement at December 31, 1998 totaled $378.0 million and are included in mortgage loans held for sale on the consolidated balance sheet.

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

      The Company also maintains an asset securitization agreement with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment of our relocation receivables. At December 31, 1998, the Company was servicing $171.0 million of assets eligible for purchase under this agreement.

      Other. Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which mature in 1999. The weighted average interest rate on such debt was 5.4% and 6.0% at December 31, 1998 and 1997, respectively.

      Interest expense is incurred on indebtedness, which is used to finance relocation and mortgage servicing activities. Interest related to equity advances on homes was $26.9 million, $32.0 million and $35.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest related to origination and mortgage servicing activities was $138.9 million, $77.6 million and $63.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within service fee revenues in the consolidated statements of operations. Total interest payments were $165.8 million, $132.8 million and $93.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of the fleet businesses. As of December 31, 1998, the Company maintained $2.65 billion in committed and unsecured credit facilities, which were backed by a consortium of domestic and foreign banks. The facilities were comprised of $1.25 billion in 364 day credit lines which matured in March 1999, a $150.0 million revolving credit facility maturing December 1999 and a five year $1.25 billion credit line maturing in the year 2002. In March 1999, the Company extended the $1.25 billion in 364 day credit lines to March 2000. Under such credit facilities, the Company paid annual commitment fees of $1.9 million, $1.7 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company has other uncommitted lines of credit with various banks of which $5.1 million was unused at December 31, 1998. The full amount of the Company's committed facility was undrawn and available at December 31, 1998 and 1997.

      On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with The First National Bank of Chicago, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy of the Company limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year provided however, that the Company can distribute to the Parent Company 100% of any extraordinary gains from asset sales and capital contributions previously made to the Company by the Parent Company. Notwithstanding the foregoing, the Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if upon giving effect to such dividends and/or loan, the Company's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

      Discontinued Operations
      The purchases of leased vehicles have principally been supported by the Company's issuance of commercial paper and medium-term notes (coincident with the Company's financing of other assets under management and mortgage programs) and by the fleet segment maintaining securitized obligations. Proceeds from public debt issuances have historically been loaned to the fleet segment, pursuant to Parent Company loan agreements, consistent with the funding requirements necessary for the purchases of leased vehicles.

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

      Interest rate swaps. The Company enters into interest rate swap agreements to match the interest characteristics of the assets being funded and to modify the contractual costs of debt financing. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. For the years ended December 31, 1998, 1997 and 1996, the Company's hedging activities decreased interest expense $1.4 million, $1.3 million and $2.1 million, respectively, and had no effect on its weighted average borrowing rate. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as matched swaps.

      The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps at December 31, 1998:

      (In millions)                             Total       1999       2000
                                                -----       ----       ----

      Medium-Term Notes:
      Pay floating/receive fixed:
      Notional value                         $  241.0     $ 155.0      $ 86.0
      Weighted average receive rate                         5.81%       6.71%
      Weighted average pay rate                             5.09%       4.92%

      Pay floating/receive floating:
      Notional value                            690.0       690.0
      Weighted average receive rate                         4.97%
      Weighted average pay rate                             5.04%
                                             --------     -------      ------
      Total                                  $  931.0     $ 845.0      $ 86.0
                                             ========     =======      ======


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

      Interest rate swaps and other mortgage-related positions. The fair values of these instruments are estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

      The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                                          1998                                        1997
                                          --------------------------------------      -----------------------------------
                                          Notional/                  Estimated        Notional/               Estimated
                                           Contract     Carrying            Fair      Contract     Carrying       Fair
    (In millions)                           Amount       Amount         Value          Amount        Amount       Value
                                          ---------    ---------     -----------      ---------    ---------  -----------
    Other assets
      Investment in mortgage
        securities                        $     -      $   46.2      $   46.2         $     -      $   48.0   $    48.0

-------------------------------------------------------------------------------------------------------------------------
    Assets under management and
    mortgage programs
      Relocation receivables                    -         659.1         659.1               -         775.3       775.3
      Mortgage loans held for sale              -       2,416.0       2,462.7               -       1,636.3     1,668.1
      Mortgage servicing rights                 -         635.7         787.7               -         373.0       394.6

-------------------------------------------------------------------------------------------------------------------------
    Liabilities under management
    and mortgage programs
      Debt                                      -       3,691.6       3,689.8               -       2,766.8     2,768.4

-------------------------------------------------------------------------------------------------------------------------
    Off balance sheet derivatives
    relating to liabilities under
    management and mortgage
    programs
      Interest rate swaps                     931.0         -             -             1,551.0          -           -
        in a gain position                      -           -             2.3               -            -          2.2
        in a loss position                      -           -            (0.5)              -            -         (0.3)
------------------------------------------------------------------------------------------------------------------------
    Mortgage-related positions
      Forward delivery commitments (a)      5,057.0         2.9          (3.5)          2,582.5        19.4       (16.2)
      Option contracts to sell (a)            700.8         8.5           3.7             290.0         0.5         -
      Option contracts to buy (a)             948.0         5.0           1.0             705.0         1.1         4.4
      Commitments to fund mortgages         3,154.6         -            35.0           1,861.7         -          19.7
      Constant maturity treasury floors (b) 3,670.0        43.8          84.0             825.0        12.5        17.1
      Interest rate swaps (b)                 775.0                                       175.0
        in a gain position                      -           -            34.6               -           -           1.3
        in a loss position                      -           -            (1.2)              -           -           -
      Treasury futures (b)                    151.0         -            (0.7)            331.5         -           4.8
      Principal only swaps (b)                 66.3         -             3.1               -           -           -
-------------------------------------------------------------------------------------------------------------------------

     (a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including loans held by an unaffiliated buyer as described in Note 6.
     (b) Carrying amounts on these mortgage-related positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

12.      Commitments and Contingencies

         Leases.  The  Company  has  noncancelable   operating  leases  covering
         various equipment and facilities. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $23.1 million, $18.2 million and $20.8 million, respectively.

         Future minimum lease payments required under noncancelable operating leases as of December 31, 1998 are as follows:

        (In millions)
        1999                               $ 19.4
        2000                                 18.6
        2001                                 17.9
        2002                                 17.2
        2003                                 12.7
        Thereafter                           32.2
                                           ------
        Total minimum lease payments       $118.0
                                           ======

Litigation

Parent Company Accounting Irregularities. Since the April 15, 1998 announcement by the Parent Company of the discovery of potential accounting irregularities in the former business units of CUC more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts an d other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. The Parent Company does not expect that additional adjustments will be necessary as a result of these government investigations.

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

13.     Income Taxes

        The income tax provision consists of:

                                                                                    Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Current
          Federal                                                      $     (35.7)     $      16.1        $     27.0
          State                                                               (4.6)             1.3               4.8
          Foreign                                                             (1.3)             -                 -
                                                                       ------------     -----------        ----------
                                                                             (41.6)            17.4              31.8
                                                                       ------------     -----------        ----------

        Deferred
          Federal                                                            142.7             (2.4)              4.2
          State                                                               20.9             (0.4)              0.7
          Foreign                                                              1.6             -                  -
                                                                       -----------      -----------       -----------
                                                                             165.2             (2.8)              4.9
                                                                       -----------      ------------      -----------
        Provision for income taxes                                     $     123.6      $      14.6       $      36.7
                                                                       ===========      ============      ===========


Net deferred income tax assets and liabilities are comprised of the following:

                                                                                                  December 31,
                                                                                        -----------------------------
        (In millions)                                                                       1998              1997
                                                                                        -----------       -----------
        Merger-related costs                                                            $      13.9       $      12.8
        Accrued liabilities and deferred income                                                22.6              31.1
        Depreciation and amortization                                                           4.1               -
        Other                                                                                   2.7               -
                                                                                        -----------       -----------
        Net deferred tax asset                                                          $      43.3       $      43.9
                                                                                        ===========       ===========

        Management and mortgage programs:
          Depreciation                                                                  $      23.2              (3.4)
          Mortgage servicing rights                                                          (247.9)            (74.6)
          Accrued liabilities and deferred income                                              26.4               9.8
                                                                                        -----------       -----------
          Net deferred tax liabilities under management
           and mortgage programs                                                        $    (198.3)      $     (68.2)
                                                                                        ============      ============


        Income tax refunds, net of payments, were $10.6 million, $0.9 million and $11.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
        Federal statutory rate                                                35.0%           (35.0%)            35.0%
        Merger-related costs                                                     -             58.3%                -
        State income taxes net of federal benefit                              3.4%             1.1%              3.9%
        Amortization of non-deductible goodwill                                0.1%             0.6%              0.5%
        Other                                                                  1.5%             1.1%              0.7%
                                                                       ------------     ------------      ------------
                                                                              40.0%            26.1%             40.1%
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

        Employee benefit plans
        On May 1, 1998, the Company's Employee Investment Plan (the "Plan") was merged into the Parent Company's Employee Savings Plan (the "Cendant Plan"). Coincident with the merger (the "Plan Merger"), Plan participants became participants in the Cendant Plan. Accordingly, the participants' Plan assets that existed at the transfer date under the Plan were invested in comparable investment categories in proportionate amounts in the Cendant Plan. Effective as of the date of the Plan Merger, investment options for participants under the Plan were terminated and all future contributions were invested in options available under the Cendant Plan. After the Plan Merger, Plan participants maintained the same vesting schedule for their Company contribution Plan benefits as was in effect under the Plan. The Company's contributions vest in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. Under the Plan, the Company matches employee contributions of up to 3% of their compensation, with up to an additional 3% discretionary match available as determined at the end of each Plan year. Under the Cendant Plan, employees are entitled to a 100% match of the first 3% of their compensation contributed, with an additional 50% discretionary match of up to an additional 3% of their compensation contributed, such discretionary match determined at the end of each Cendant Plan year. The Company's discretionary matches were 50% in 1998, 50% in 1997 and 75% in 1996. The Company's contributions are allocated based upon the investment elections noted above at the same percentage as the respective employees' base salary withholdings. The Company's costs for contributions were $5.7 million, $3.0 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        Under the provisions of the Company's postemployment plan, employees are eligible to participate and may elect upon disability to receive medical, dental, and long-term disability benefits. The Company's compensation cost was approximately $2.0 million for the year ended December 31, 1998. Costs for the years ended December 31, 1997 and 1996 were not material.

        Pension and supplemental retirement plans
        The Company maintains a non-contributory defined benefit pension plan (the "Pension Plan") covering substantially all domestic employees of the Company and its subsidiaries employed prior to July 1, 1997. Coincident with the disposition of the fleet businesses, all participating employees of the fleet businesses will become fully vested in their accrued benefits under the Pension Plan. A distribution of benefits under the Pension Plan to employees and former employees of the fleet businesses will be made in accordance with the terms of the Pension Plan. Additionally, certain assets and liabilities relating to currently active Company employees located in the United Kingdom ("UK") will be transferred from a contributory defined benefit plan sponsored by a UK subsidiary of the fleet businesses to a defined benefit plan sponsored by Cendant. Participation in such plan will be at the employees' option. Under the Pension Plan, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's funding policy is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate. The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations.

        A reconciliation of the projected benefit obligation, plan assets and funded status of the funded pension plans and the amounts included in the Company's consolidated balance sheets:


        (In millions)                                                                             December 31,
                                                                                        -------------------------------
                                                                                             1998             1997
                                                                                        -------------     -------------
        Change in projected benefit obligation
        Benefit obligation at January 1                                                 $        94.1     $       103.6
        Service cost                                                                              5.2               4.8
        Interest cost                                                                             7.2               7.7
        Benefit payments                                                                         (3.5)             (2.2)
        Net loss (gain)                                                                          16.0              (2.4)
        Curtailment                                                                               -                (4.5)
        Special termination benefits                                                              -                17.8
        Settlement                                                                                -               (30.1)
        Other                                                                                     0.4               -
                                                                                        -------------     -------------
        Benefit obligation at December 31                                               $       119.4     $        94.7
                                                                                        =============     =============

        Change in plan assets
        Fair value of plan assets at January 1                                          $        87.2     $        77.1
        Actual return on plan assets                                                              9.7              12.5
        Benefit payments                                                                         (3.3)             (2.0)
        Contributions                                                                             0.3               0.3
        Other                                                                                     0.1              (0.1)
                                                                                        -------------     --------------
                                                                                        $        94.0     $        87.8
                                                                                        =============     =============

        Funded status                                                                   $       (25.4)    $        (6.9)
        Unrecognized net loss (gain)                                                             12.9              (1.6)
        Unrecognized prior service cost                                                           0.1               0.1
        Unrecognized net transition obligation                                                    -                 -
                                                                                        -------------     -------------
        Accrued benefit cost                                                            $       (12.4)    $        (8.4)
                                                                                        ==============    ==============


        The projected benefit obligation and accumulated benefit obligation for the unfunded pension plans with accumulated benefit obligations in excess of plan assets were $2.2 million and $1.9 million, respectively, as of December 31, 1998 and $2.0 million and $1.7 million, respectively, as of December 31, 1997.

        Components of net periodic benefit costs:


                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Service cost                                                   $         6.4    $         5.8     $         5.6
        Interest cost                                                            8.3              8.7               8.3
        Expected return on assets                                              (11.1)           (13.7)            (10.3)
        Net amortization and deferral                                            1.8              5.4               3.9
                                                                       -------------    -------------     -------------
        Net periodic pension cost                                                5.4              6.2               7.5
        Reclassification for discontinued operations                             2.2              2.3               2.4
                                                                       -------------    -------------     -------------
        Net periodic pension cost related to continuing operations     $         3.2    $         3.9     $         5.1
                                                                       =============    =============     =============


                                                                                      Year Ended December 31,
                                                                      -------------------------------------------------
        Rate assumptions:                                                  1998              1997             1996
                                                                       -------------    -------------     -------------
        Discount rate                                                        6.75%             7.75%            8.00%
        Rate of increase in compensation                                     5.00%             5.00%            5.00%
        Long-term rate of return on assets                                  10.00%            10.00%           10.00%

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

        Postretirement benefit plans
        The Company provides certain health care and life insurance benefits for retired employees up to the age of 65. A curtailment gain of approximately $1.4 million attributable to the disposition of the fleet businesses will be recognized in 1999 due to a reduction in the accumulated benefit obligation offset by a change in prior actuarial assumptions. A reconciliation of the accumulated benefit obligation and funded status of the plans and the amounts included in the Company's consolidated balance sheets:

                                                                                                  December 31,
                                                                                        -------------------------------
        (In millions)                                                                        1998             1997
                                                                                        -------------     -------------
         Change in accumulated benefit obligation
         Benefit obligation at January 1                                                $         8.0     $         7.5
         Service cost                                                                             0.9               0.8
         Interest cost                                                                            0.6               0.6
         Benefits payments                                                                       (0.2)             (0.2)
         Unrecognized net loss (gain)                                                             3.5              (0.7)
                                                                                        -------------     --------------
         Benefit obligation at December 31                                              $        12.8     $         8.0
                                                                                        =============     =============

         Funded status - all unfunded                                                   $       (12.8)    $        (8.0)
         Unrecognized transition obligation                                                       4.2               4.5
         Unrecognized net gain                                                                    1.3              (2.5)
                                                                                        -------------     --------------
         Accrued benefit cost                                                           $        (7.3)    $        (6.0)
                                                                                        ==============    ==============

         Components of net periodic postretirement benefit costs:


                                                                                      Year Ended December 31,
                                                                       ------------------------------------------------
        (In millions)                                                      1998              1997             1996
                                                                       -------------    -------------     -------------
        Service cost                                                   $         0.9    $         0.8     $         0.8
        Interest cost                                                            0.6              0.6               0.5
        Net amortization and deferral                                            0.1              0.2               0.2
                                                                       -------------    -------------     -------------
        Net cost                                                                 1.6              1.6               1.5
        Reclassification for discontinued operations                             0.5              0.5               0.5
                                                                       -------------    -------------     -------------
        Net cost related to continuing operations                      $         1.1    $         1.1     $         1.0
                                                                       =============    =============     =============


        Rate assumptions:                                                             Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           1998              1997             1996
                                                                       -------------    -------------     -------------
        Discount rate                                                        6.75%             7.75%            8.00%
        Health care costs trend rate for subsequent year                     8.00%             8.00%           10.00%


        The health care cost trend rate is assumed to decrease gradually through the year 2004 when the ultimate trend rate of 4.75% is reached. The effects of a one percentage point increase in the assumed health care cost trend rates on total service and interest cost components and on accumulated postretirement benefit obligations are $0.1 million and $0.6 million, respectively. The effects of a one percentage point decrease in the assumed health care cost trend rates on total service and interest cost components and on accumulated postretirement benefit obligations are ($0.1) million and ($0.5) million, respectively.

15.     Related Party Transactions

        In the ordinary course of business the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to its subsidiaries based on a percentage of revenues generated by its subsidiaries. Such expenses allocated to the continuing operations of the Company amounted to $36.9 million and $34.0 million for the years ended December 31, 1998 and 1997, respectively and are included in general and administrative expenses in the consolidated statements of operations. In addition, at December 31, 1998 and 1997, the Company had outstanding balances of $272.8 million and $101.9 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and accrued liabilities in the consolidated balance sheets.

16.     Segment Information

        Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 131 established revised standards for public companies relating to reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, and geographic areas. The adoption of SFAS No. 131 did not have an effect on the Company's primary financial statements, but did affect the disclosure of segment information. The segment information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the requirements of SFAS No. 131.

        Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before (i) non-operating interest, (ii) income taxes, and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude Unusual Charges. Such Unusual Charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred  on  indebtedness  which  is used  to  finance  relocation  and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment (see Note 8 - Liabilities Under Management and Mortgage Programs). The Company determined that it has two reportable operating segments comprising its continuing operations based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

        Relocation
        Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer). Additional services provided include certain home management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

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

        Segment Information
        (In millions)

        Year ended December 31, 1998


                                                 Total          Relocation       Mortgage          Other
                                            -------------     ------------      -----------      ----------
        Net revenues                        $       807.5     $      444.0      $    353.4       $    10.1
        Adjusted EBITDA                             315.5            124.5           185.7             5.3
        Depreciation and amortization                25.6             16.8             8.8              -
        Segment assets                            4,855.7          1,130.3         3,504.0           221.4
        Capital expenditures                        106.2             69.6            36.4             0.2

        Year ended December 31, 1997

                                                Total           Relocation       Mortgage          Other
                                            -------------     ------------      ----------       ----------
        Net revenues                        $       588.7     $      409.4      $    179.3       $      -
        Adjusted EBITDA                             147.1             89.7            74.8           (17.4)
        Depreciation and amortization                13.2              8.1             5.1             -
        Segment assets                            3,447.3          1,061.4         2,246.0           139.9
        Capital expenditures                         42.1             23.0            16.2             2.9

        Year ended December 31, 1996

                                                 Total          Relocation       Mortgage          Other
                                            -------------     ------------      ----------       ----------
        Net revenues                        $       469.8     $      342.1      $    127.7       $      -
        Adjusted EBITDA                             107.0             69.7            45.7            (8.4)
        Depreciation and amortization                15.4             11.0             4.4              -
        Segment assets                            2,828.8          1,086.4         1,742.4              -
        Capital expenditures                         15.4              5.5             9.9              -


        Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.


        Adjusted EBITDA
        (In millions)
                                                                                   Year Ended December 31,
                                                                         ------------------------------------------
                                                                            1998            1997           1996
                                                                         -----------    -----------     -----------
        Adjusted EBITDA for reportable segments                          $     315.5    $     147.1     $    107.0
        Depreciation and amortization                                           25.6           13.2           15.4
        Merger-related costs and other unusual charges (credits)               (18.9)         189.9              -
                                                                         ------------   -----------     -----------
        Consolidated income (loss) from continuing operations
          before income taxes                                            $     308.8    $     (56.0)    $     91.6
                                                                         ===========    ============    ===========

        Total Assets
        (In millions)
                                                                                           December 31,
                                                                         ------------------------------------------
                                                                            1998            1997             1996
                                                                         -----------    ------------     -----------
        Total assets for reportable segments                             $   4,855.7    $    3,447.3     $ 2,828.8
        Net assets of discontinued operations                                  967.5           703.5         654.2
                                                                         -----------    ------------     ---------
        Consolidated assets                                              $   5,823.2    $    4,150.8     $ 3,483.0
                                                                         ===========    ============     =========

        Geographic Information


        (In millions)                                                           United         United         All Other
        1998                                                    Total           States         Kingdom        Countries
        ----                                                  -----------    -----------      --------        ----------
        Net revenues                                          $     807.5    $     785.0      $   12.6       $       9.9
        Assets                                                    5,823.2        5,339.0         452.5              31.7
        Long-lived assets                                           149.6          149.0           0.5               0.1

        1997
        ----
        Net revenues                                          $     588.7    $     564.0      $   13.0       $      11.7
        Assets                                                    4,150.8        3,912.0         195.9              42.9
        Long-lived assets                                            75.8           66.2           8.3               1.3

        1996
        ----
        Net revenues                                          $     469.8    $     458.7      $   14.1       $      (3.0)
        Assets                                                    3,483.0        3,248.9         217.6              16.5
        Long-lived assets                                            59.1           49.2           8.4               1.5


        Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.