Form 10-Q
period 1999-06-30
PHH CORP
filed 1999-08-16
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                           Commission File No. 1-7797

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
                                  (In millions)

                                                                         Three Months Ended        Six Months Ended
                                                                               June 30,                  June 30,
                                                                       ---------------------     ---------------------
                                                                          1999        1998         1999         1998
                                                                       ---------   ---------     --------    ---------
Net revenues
Service fees:
   Mortgage  services  (net of  amortization
    of mortgage  servicing  rights and
    interest of $58.5, $53.2, $119.2 and $101.3,
    respectively)                                                      $   106.6    $    94.0    $   199.8    $   172.0
   Relocation services (net of interest of $5.3,
    $6.9, $10.8 and $14.5, respectively)                                   106.8        110.2        197.7        209.9
                                                                       ---------    ---------    ---------    ---------
Service fees, net                                                          213.4        204.2        397.5        381.9
Other                                                                        1.4          0.3          3.6          0.3
                                                                       ---------    ---------    ---------    ---------
Net revenues                                                               214.8        204.5        401.1        382.2
                                                                       ---------    ---------    ---------    ---------

Expenses
Operating                                                                  108.2        107.3        210.9        200.6
General and administrative                                                  21.7         26.5         47.0         47.8
Depreciation and amortization                                                9.2          5.8         17.4         10.7
Merger-related costs and other unusual charges                               -            5.9          -            9.1
                                                                       ---------    ---------    ---------    ---------
Total expenses                                                             139.1        145.5        275.3        268.2
                                                                       ---------    ---------    ---------    ---------

Income from continuing operations before income taxes                       75.7         59.0        125.8        114.0
Provision for income taxes                                                  29.6         24.4         48.0         45.9
                                                                       ---------    ---------    ---------    ---------
Income from continuing operations                                           46.1         34.6         77.8         68.1
Income from discontinued operations, net of tax                             11.6         28.3         33.7         58.7
Gain on sale of discontinued operations, net of tax                        871.2         -           871.2          -
                                                                       ---------    ---------    ---------    ---------
Net income                                                             $   928.9    $    62.9    $   982.7    $   126.8
                                                                       =========    =========    =========    =========



See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                                           June 30,       December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------
Assets
Cash and cash equivalents                                                               $     1,133.6     $       281.3
Accounts and notes receivable, net                                                              617.0             457.7
Property and equipment, net                                                                     152.6             149.6
Other assets                                                                                    721.6             256.3
Net assets of discontinued operations                                                             -               967.5
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                               2,624.8           2,112.4
                                                                                        -------------     -------------

Assets under management and mortgage programs
   Cash (Note 3)                                                                              1,614.5               -
   Due from Avis Rent A Car, Inc. (Note 3)                                                       30.6               -
   Relocation receivables                                                                       571.0             659.1
   Mortgage loans held for sale                                                               2,160.0           2,416.0
   Mortgage servicing rights                                                                    835.9             635.7
                                                                                        -------------     -------------
                                                                                              5,212.0           3,710.8
                                                                                        -------------     -------------
Total assets                                                                            $     7,836.8     $     5,823.2
                                                                                        =============     =============
Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                                $       848.7     $       707.6
Deferred income                                                                                  30.3              27.4
                                                                                        -------------     -------------
Total liabilities exclusive of liabilities under programs                                       879.0             735.0
                                                                                        -------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                                       4,541.7           3,691.6
                                                                                        -------------     -------------
   Deferred income taxes                                                                        198.3             198.3
                                                                                        -------------     -------------

Total liabilities                                                                             5,619.0           4,624.9
                                                                                        -------------     -------------

Commitments and contingencies

Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                                     -                 -
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 1,000 shares                                                          512.1             479.9
Retained earnings                                                                             1,707.6             744.9
Accumulated other comprehensive loss                                                             (1.9)            (26.5)
                                                                                        --------------    --------------
Total shareholder's equity                                                                    2,217.8           1,198.3
                                                                                        -------------     -------------
Total liabilities and shareholder's equity                                              $     7,836.8     $     5,823.2
                                                                                        =============     =============

See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
Operating Activities
Net income                                                                              $       982.7     $       126.8
Income from discontinued operations, net of tax                                                 (33.7)            (58.7)
Gain on sale of discontinued operations, net of tax                                            (871.2)              -
Merger-related costs and other unusual charges                                                    -                 9.1
Payments of merger-related costs and other unusual charge liabilities                            (2.1)            (29.0)
Depreciation and amortization                                                                    17.4              10.7
Other, net                                                                                     (103.6)            166.9
                                                                                        --------------    -------------
                                                                                                (10.5)            225.8
Management and mortgage programs:
   Depreciation and amortization                                                                 58.9              68.7
   Origination of mortgage loans                                                            (14,519.7)        (11,477.0)
   Proceeds on sale and payments from mortgage loans
    held for sale                                                                            14,775.7          10,359.4
                                                                                        -------------     -------------
Net cash provided by (used in) operating activities of continuing operations                    304.4            (823.1)
                                                                                        -------------     --------------

Investing Activities
Additions to property and equipment                                                             (34.5)            (59.9)
Net proceeds from disposition of fleet segment                                                1,803.7               -
Other, net                                                                                      (19.3)             (5.4)

Management and mortgage programs:
   Equity advances on homes under management                                                 (3,474.8)         (3,293.4)
   Repayment on advances on homes under management                                            3,505.4           3,483.1
   Additions to mortgage servicing rights                                                      (371.1)           (220.4)
Proceeds from sales of mortgage servicing rights                                                124.3              53.6
                                                                                        -------------     -------------
Net cash provided by (used in) investing activities of continuing operations                  1,533.7             (42.4)
                                                                                        -------------     --------------

Financing Activities
Proceeds received from Parent Company capital contribution                                        -                46.0

Management and mortgage programs:
   Proceeds received for debt repayment in connection
     with dispostion of fleet segment                                                         3,016.9               -
   Proceeds from debt issuance or borrowings                                                  3,042.7           1,620.7
   Principal payments on borrowings                                                          (4,516.4)         (1,002.6)
   Net change in short-term borrowings                                                         (742.3)            598.6
   Net change in fundings to discontinued operations                                           (100.6)           (215.9)
                                                                                        --------------    -------------
   Net cash provided by financing activities of continuing operations                           700.3           1,046.8
                                                                                        -------------     -------------

Effect of changes in exchange rates on cash and cash equivalents                                (40.2)             (6.9)
Cash used in discontinued operations                                                            (31.4)           (120.6)
                                                                                        --------------    --------------
Net increase in cash and cash equivalents                                                     2,466.8              53.8
Cash and cash equivalents, beginning of period                                                  281.3               2.1
                                                                                        -------------     -------------
Cash and cash equivalents, end of period                                                $     2,748.1     $        55.9
                                                                                        =============     =============

See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

PHH Corporation, together with its wholly-owned subsidiaries (the "Company"), is a leading provider of mortgage and relocation services and is a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying unaudited consolidated financial statements and notes are presented. The consolidated balance sheet of the Company as of June 30, 1999, the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of such financial statements are included. The accompanying unaudited consolidated financial statements of the Company for the three and six months ended June 30, 1998 set forth herein have been restated to give effect to: (i) the contribution by Cendant in April 1999 of certain fuel card subsidiaries to the Company's fleet business segment (the "fleet segment" or "fleet businesses"); and (ii) the reclassification of the Company's fleet segment to a discontinued operation pursuant to an agreement, executed on May 22, 1999 which provided for the disposition of the Company's fleet segment (see
Note 3 - Discontinued Operations). The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instuctions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on August 16, 1999 and should be read in conjunction therewith. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.     Comprehensive Income

       Components of comprehensive income are summarized as follows:

                                                              Three Months Ended               Six Months Ended
                                                                     June 30,                      June 30,
                                                            ------------------------      -------------------------
        (In millions)                                         1999           1998            1999           1998
                                                            ---------      ---------      ---------       ---------
        Net income                                          $   928.9      $   62.9       $   982.7       $  126.8
        Other comprehensive income (loss):
           Currency translation adjustment                       48.4          (6.7)           26.1           (6.7)
           Unrealized holding losses on
             marketable securities                                 -             -             (1.5)          -
                                                            ---------      ---------      ---------       --------
        Comprehensive income                                $   977.3      $    56.2      $ 1,007.3       $  120.1
                                                            =========      =========      =========       ========

       The components of accumulated other comprehensive loss for the six months ended June 30, 1999 are as follows:

                                                               Net unrealized                 Accumulated
                                                                loss on           Currency       other
                                                                marketable      translation   comprehensive
        (In millions)                                           securities       adjustment      loss
                                                              ---------------   -----------   -------------
        Balance, January 1, 1999                              $        -        $    (26.5)   $      (26.5)
        Current period change                                        (1.5)            26.1            24.6
                                                              ---------------   -----------   -------------
        Balance, June 30, 1999                                $      (1.5)      $     (0.4)   $       (1.9)
                                                              ===============   ===========   =============

3.   Discontinued Operations

     Contribution of Fuel Card Subsidiaries by Parent Company. In April 1999, the Parent Company contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the three and six months ended June 30, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company for $190.7 million pursuant to a purchase business combination and, accordingly, the date on which common control was established.

     Divestiture. On May 22, 1999 (the "Measurement Date"), the Company executed an agreement with Avis Rent A Car, Inc. ("ARAC") providing for the disposition of the Company's fleet segment (the "Agreement"), which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries, to ARAC. The Company's fleet segment primarily consisted of providing fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. Vehicles were leased primarily to corporate fleet users under operating and direct financing lease arrangements.

     On June 30, 1999, the Company completed the divestiture of the fleet businesses. Pursuant to the Agreement, ARAC acquired the net assets of the Company's fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt of PHH Holdings, a wholly-owned subsidiary of the Company, and the issuance of $360.0 million in convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. The remaining proceeds were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs. Additionally, in July 1999, utilizing the cash proceeds from the fleet segment disposition, the Company made a dividend payment to Cendant in the amount of $1,033.0 million. Such dividend was in compliance with the dividend restriction covenant pursuant to the Indenture under which the Company issues medium-term notes.

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

     In connection with the disposition of the Company's fleet segment, the Company recorded an after tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999, which included income from operations subsequent to the Measurement Date of $5.5 million. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

     Summarized financial data of the Company's fleet segment, inclusive of the fuel card subsidiaries contributed by the Parent Company, is as follows:

     Statement of Income
     (In millions)                Three Months Ended June 30,          Six Months Ended June 30,
                                 -----------------------------       ----------------------------
                                     1999             1998              1999             1998
                                 -----------       -----------       -----------      -----------
     Net revenues                $      66.6       $      95.7       $    166.2       $     192.3
                                 -----------       -----------       -----------      -----------

     Income before income taxes         21.1              40.0             51.7              83.0
     Provision for income taxes          9.5              11.7             18.0              24.3
                                 -----------       -----------       ----------       -----------
     Net income                  $      11.6       $      28.3       $     33.7       $      58.7
                                 ===========       ===========       ===========      ===========


     Balance Sheet
     (In millions)                                                 December 31,
                                                                      1998
                                                                   ------------

     Total assets exclusive of assets under programs               $     893.6
     Assets under management programs                                  3,801.1
     Total liabilities exclusive of liabilities under programs          (379.4)
     Liabilities under management programs                            (3,347.9)
                                                                   -----------
     Net assets of discontinued operations                         $     967.5
                                                                   ===========

     The effect on the consolidated financial statements of the restatement resulting from the Parent Company's contribution of its WEX and Harpur subsidiaries ("Parent Company Subsidiaries") and the subsequent reclassification of the fleet segment to a discontinued operation for the three and six months ended June 30, 1998 is as follows:

                      Consolidated Statements of Operations
                                  (In millions)


                                                                  Three Months Ended June 30, 1998
                                                 ------------------------------------------------------------------
                                                     As         Contribution of       Reclassification
                                                  previously    Parent Company        for discontinued      As
                                                   reported       Subsidiaries           operations       restated
                                                 ------------   ----------------      ----------------    ---------
     Net revenues                                $      276.9   $         23.3        $          (95.7)   $   204.5

     Expenses
       Operating                                        129.1              6.3                   (28.1)       107.3
       General and administrative                        41.3              8.5                   (23.3)        26.5
       Depreciation and amortization                      8.6              2.8                    (5.6)         5.8
       Merger-related costs and other unusual
         charges                                          4.6              -                       1.3          5.9
                                                 ------------   ----------------      ----------------    ---------

     Total expenses                                     183.6             17.6                   (55.7)       145.5
                                                 ------------   ----------------      -----------------   ---------

     Income from continuing operations before
         income taxes                                    93.3              5.7                   (40.0)        59.0
     Provision of income taxes                           33.7              2.4                   (11.7)        24.4
                                                 ------------   ----------------      -----------------   ---------

     Income from continuing operations                   59.6              3.3                   (28.3)        34.6
     Income from discontinued operations,
         net of tax                                       -                 -                     28.3         28.3
                                                 ------------   ----------------      ----------------    ---------
     Net income                                  $       59.6   $          3.3        $           -       $    62.9
                                                 ============   ================      ================    =========



                                                                  Six Months Ended June 30, 1998
                                                 ------------------------------------------------------------------
                                                     As         Contribution of       Reclassification
                                                  previously    Parent Company        for discontinued      As
                                                   reported       Subsidiaries           operations       restated
                                                 ------------   ----------------      ----------------    ---------

     Net revenues                                $      529.9   $         44.6        $         (192.3)   $   382.2

     Expenses
       Operating                                        240.0             15.7                   (55.1)       200.6
       General and administrative                        78.0             14.4                   (44.6)        47.8
       Depreciation and amortization                     16.1              5.5                   (10.9)        10.7
       Merger-related costs and other unusual
         charges                                          7.8              -                       1.3          9.1
                                                 ------------   ----------------      ----------------    ---------

     Total expenses                                     341.9             35.6                  (109.3)       268.2
                                                 ------------   ----------------      ----------------    ---------

     Income from continuing operations before
         income taxes                                   188.0              9.0                   (83.0)       114.0
     Provision of income taxes                           66.3              3.9                   (24.3)        45.9
                                                 ------------   ----------------      -----------------   ---------

     Income from continuing operations                  121.7              5.1                   (58.7)        68.1
     Income from discontinued operations,
         net of tax                                       -                 -                     58.7         58.7
                                                 ------------   ----------------      -----------------   ---------

     Net income                                  $      121.7   $          5.1        $            -      $   126.8
                                                 ============   ================      =================   =========

4.   Merger-Related Costs and Other Unusual Charges

     During the three and six months ended June 30, 1998, the Company incurred net charges of $5.9 million and $9.1 million, respectively, associated with changes in the estimate of costs to be incurred in connection with 1997 merger-related costs and other unusual charges. The net charge of $9.1 million during the six months ended June 30, 1998 included $24.1 million of additional future costs related to lease terminations partially offset by $15.0 million of net credits primarily related to a change in estimated severance costs.

5.   Commitments and Contingencies

     Parent Company Litigation. Since the April 1998 announcement by the Parent Company of the discovery of potential accounting irregularities in the former business units of CUC International Inc. ("CUC"), more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has has ordered consolidation of many of the actions.

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

     The Parent Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or
     resolutions  of  these   proceedings  and   investigations   could  include
     judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. Management believes that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on the financial position or cash flows of the Company.

     Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.   New Accounting Standards

     In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which was effective for the first fiscal quarter after December 15, 1998. The Company adopted SFAS No. 134 effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, the Company reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134, such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on the financial statements.

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

7.   Segment Information

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before (i) non-operating interest, (ii) income taxes, and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance relocation and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment. The Company determined that it has two reportable operating segments comprising its continuing operations based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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


     Segment Information
     (In millions)                                                Three Months Ended June 30,
                                                 ----------------------------------------------------------
                                                            1999                             1998
                                                 -------------------------        -------------------------
                                                                Adjusted                         Adjusted
                                                 Revenues       EBITDA            Revenues       EBITDA
                                                 ---------      ---------         --------       ----------
     Mortgage                                    $   106.6      $    49.7         $   94.0       $     44.8
     Relocation                                      106.8           34.1            110.2             26.4
     Other                                             1.4            1.1              0.3             (0.5)
                                                 ---------      ---------         --------       -----------
     Total                                       $   214.8      $   84.9          $  204.5       $     70.7
                                                 =========      =========         ========       ===========


                                                                Six Months Ended June 30,
                                                 ----------------------------------------------------------
                                                            1999                             1998
                                                 -------------------------        -------------------------
                                                                Adjusted                         Adjusted
                                                 Revenues       EBITDA            Revenues       EBITDA
                                                 ---------      ----------        ---------      ----------
     Mortgage                                    $   199.8      $     93.7        $   172.0      $     82.3
     Relocation                                      197.7            52.0            209.9            52.0
     Other                                             3.6            (2.5)             0.3            (0.5)
                                                 ---------      ----------        ---------      ----------
     Total                                       $   401.1      $    143.2        $   382.2      $    133.8
                                                 =========      ==========        =========      ==========

     Provided below is a reconciliation of total Adjusted EBITDA for reportable segments to consolidated income from continuing operations before income taxes.

                                                                      Three Months Ended           Six Months Ended
     (In millions)                                                       June 30,                       June 30,
                                                                   ---------------------         --------------------
                                                                      1999        1998               1999      1998
                                                                   ----------   --------         ---------  ---------
     Adjusted EBITDA for reportable segments                       $     84.9   $   70.7         $   143.2  $   133.8
     Depreciation and amortization                                        9.2        5.8              17.4       10.7
     Merger-related costs and other unusual charges                       -          5.9               -          9.1
                                                                   ----------   --------         ---------  ---------
     Consolidated income from continuing operations
         before income taxes                                       $     75.7   $   59.0         $   125.8  $   114.0
                                                                   ==========   ========         =========  =========

Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

We are a leading provider of mortgage and relocation services and a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

On June 30, 1999, pursuant to Cendant's previously announced program to divest non-strategic businesses and assets, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion. The fleet segment has been classified as a discontinued operation herein and will be presented as such when we report financial information (See "Discontinued Operations").

Results of Operations -     Three Months Ended June 30, 1999
                                               vs.
                            Three Months Ended June 30, 1998

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Form 10-Q.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before (i) non-operating interest;
(ii) income taxes and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. We believe such discussion is the most informative representation of how our management evaluates performance. We determined that we have two reportable operating segments comprising our continuing operations based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 7 to the consolidated financial statements.

Our consolidated revenues increased $10.3 million (5%) from $204.5 million in 1998 to $214.8 million in 1999. In addition, our Adjusted EBITDA increased $14.2 million (20%) from $70.7 million in 1998 to $84.9 million in 1999. Our Adjusted EBITDA margin in 1999 was 40%, which represents an increase of five percentage points over 1998.

Mortgage Segment

Revenues and Adjusted EBITDA increased $12.6 million (13%) and $4.9 million (11%), respectively, in second quarter 1999 compared to second quarter 1998, primarily due to substantial growth in mortgage originations and increases in average servicing fees. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999 as higher revenues were offset by higher operating expenses related to increases in headcount, technology and capacity, which we planned to support continued growth. Mortgage closings increased $1.2 billion (19%) to $7.8 billion, while average production fees decreased 13 basis points, resulting in a $4.9 million net increase in production revenues. The decrease in the average fees resulted from a shift to more profitable sales and processing channels being offset by increased competitive pressures in the mortgage lending market. The servicing portfolio grew $9.7 billion (29%), and recurring servicing revenue increased $8.9 million (60%), with average servicing fees increasing one basis point.

Relocation Segment

Revenues decreased $3.4 million (3%) while Adjusted EBITDA increased $7.7 million (29%) in second quarter 1999 compared to second quarter 1998. The Adjusted EBITDA margin increased from 24% to 32%. During the second quarter of 1999, we entered into a strategic partnership with a third-party insurance company, which resulted in $7.2 million of incremental revenues and Adjusted EBITDA in 1999. In addition, the sale in third quarter 1998 of certain niche-market asset management operations reduced second quarter 1999 revenues and Adjusted EBITDA by $4.0 million and $1.8 million, respectively. Also, as a result of management's efforts to renegotiate certain contracts, ancillary service fees have increased, offsetting reduced volumes in home sales. Operating expenses decreased $11.2 million (13%), principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above.

Discontinued Operations

Contribution of Fuel Card Subsidiaries by Cendant. Cendant contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to us in April 1999. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, our financial results for the three and six months ended June 30, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. The operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by Cendant pursuant to a purchase business combination and, accordingly, when common control was established.

Divestiture. On June 30, 1999, we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries, pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us, which was executed on May 22, 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs, which was payable to us. Accordingly, on June 30, 1999, we received additional cash payments and a note receivable from ARAC of $3,016.9 million and $30.6 million, respectively, which collectively were equal to the outstanding balances of fleet segment financing arrangements on such date. We utilized $1,809.4 million of proceeds on June 30 to repay the outstanding borrowings under the secured financing facilities as well as certain other secured loans and borrowings under unsecured short-term facilities. Additionally, in July 1999, we made a dividend payment to Cendant in the amount of $1,033.0 million. Such dividend was in compliance with the dividend restriction covenant pursuant to the Indenture under which we issue medium-term notes (see "Restrictions on Dividends to Cendant"). The remaining proceeds were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, the Company would have owned approximately 15% of ARAC's outstanding common equity. The transaction followed a competitive bidding process. In connection with the disposition of our fleet segment, we recorded an after-tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Fleet segment operations for the full three months ended June 30, 1999, inclusive of the fuel card subsidiaries contributed by Cendant, generated revenues of $104.1 million, an increase of $8.4 million (9%). In addition, net income decreased $11.2 million (40%) quarter over quarter. Contributing to the revenue increase was a 7% increase in service fee revenue. The number of service cards and leased vehicles increased by approximately 666,800 (18%) and 12,100 (4%), respectively. Increased operating expenses and higher borrowing costs contributed to the decrease in net income from second quarter 1998 to second quarter 1999.

Results of Operations -     Six Months Ended June 30, 1999
                                               vs.
                            Six Months Ended June 30, 1998

Revenues increased $18.9 million (5%) from $382.2 million in 1998 to $401.1 million in 1999. In addition, Adjusted EBITDA increased $9.4 million (7%) from $133.8 million in 1998 to $143.2 million in 1999. The Adjusted EBITDA margin in 1999 was 36%, which represents an increase of one percentage point over 1998.

Mortgage Segment

Revenues and Adjusted EBITDA increased $27.8 million (16%) and $11.4 million (14%), respectively, in the first six months of 1999 compared to the first six months of 1998, primarily due to substantial growth in mortgage originations. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999 as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support continued growth. Mortgage closings increased $3.2 billion (28%) to $14.6 billion, while average production fees decreased 8 basis points, resulting in a $24.3 million net increase in production revenues. The decrease in the average fees resulted from the shift to more profitable sales and processing channels being offset by increased competitive pressures in the mortgage lending market. The servicing portfolio grew $12.1 billion (37%), with recurring servicing revenue increasing $5.5 million (18%) and average servicing fees declining one basis point.

Relocation Segment

Revenues decreased $12.2 million (6%) while Adjusted EBITDA remained unchanged in the first six months of 1999 compared to the first six months of 1998. The Adjusted EBITDA margin increased from 25% in 1998 to 26% in 1999. The sale in third quarter 1998 of certain niche-market asset management operations reduced 1999 revenues and Adjusted EBITDA by $9.7 million and $5.8 million, respectively. In addition, during the second quarter of 1999, we entered into a strategic partnership with a third party insurance company, which resulted in $7.2 million of incremental revenues and Adjusted EBITDA. As a result of management's efforts to renegotiate certain contracts, ancillary service fees have increased, offsetting reduced volumes in home sales and household goods moves. In 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $4.7 million reduction in billing reserve requirements. Operating expenses, excluding information technology, decreased $15.0 million, principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. These expense reductions were partially offset by increased investment in information technology.

Discontinued Operations

Fleet segment operations for the full six months ended June 30, 1999, inclusive of the fuel card subsidiaries contributed by Cendant, generated revenues of $203.7 million, an increase of $11.4 million (6%) over the comparable prior year period. Net income decreased $19.5 million (33%) in the first six months of 1999 compared to the first six months of 1998. Contributing to the revenue increase was an 8% increase in service fee revenue. The number of service cards and leased vehicles increased by approximately 614,600 (17%) and 17,400 (5%), respectively. Increased operating expenses, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in net income from the first six months of 1998 to the first six months of 1999.

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

We support originated mortgages and advances under relocation contracts primarily by issuing commercial paper, medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. We currently have an agreement, expiring May 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At June 30, 1999, we were servicing approximately $1.7 billion of mortgage loans owned by the Buyer.

Following the May 22, 1999 executed agreement providing for the disposition of our fleet segment, Fitch IBCA lowered our long-term debt rating from A+ to A and affirmed our short-term debt rating at F1, and Standard and Poor's Corporation affirmed our long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff and Phelps Credit Rating Co. lowered our long-term debt rating from A+ to A and our short-term debt rating was reaffirmed at D1. Moody's Investor Service lowered our long-term debt rating from A3 to Baa1 and affirmed our short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States and European commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $1.6 billion, $2.0 billion, $0.8 billion, and $0.1 billion, respectively.

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC"), providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets we manage for our clients and for general corporate purposes. As of June 30, 1999, we had approximately $2.0 billion of medium-term notes outstanding under this shelf registration statement.

Securitized Obligations
We maintain three separate financing facilities for our continuing operations, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. We maintain a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages (the "Mortgage Agreement"). The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under this Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Mortgage Agreement at June 30, 1999 totaled $458.1 million.

Relocation Facilities. We maintain a 364-day asset securitization agreement expiring in December 1999 under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain of our relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, we retain the servicing rights related to the relocation receivables. At June 30, 1999, we were servicing $248.3 million of assets which were funded under this agreement.

We also maintain an asset securitization agreement, with a separate unaffiliated buyer, which has a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, whereby we retain the servicing rights on the rights of payment related to certain of our relocation receivables. At June 30, 1999, we were servicing $85.0 million of assets eligible for purchase under this agreement.

Other Credit Facilities
To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of our fleet segment. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by a consortium of domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, we have a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at June 30, 1999. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

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

Cash Flows

We generated $304.4 million of cash flows from operations during the six months ended June 30, 1999 representing a $1.1 billion increase from the six months ended June 30, 1998. The increase in cash flows from operations was primarily due to a $1.4 billion net reduction in mortgage loans held for sale which reflects larger loan sales to secondary markets in proportion to loan originations.

We generated $1.5 billion in cash flows from investing activities during the six months ended June 30, 1999 representing a $1.6 billion increase from the six months ended June 30, 1998. The incremental cash flows from investing activities was primarily attributable to net cash proceeds of $1.8 billion received in connection with our fleet segment disposition partially offset by incremental net investments in assets under management and mortgage programs of $239.1 million.

Net cash provided by financing activities decreased $346.5 million in 1999 over 1998 primarily due to net repayments on fundings for our investments in assets under management and mortgage programs.

Litigation

Since the April 1998 announcement by our Parent Company of the discovery of potential accounting irregularities in the former business units of CUC International Inc. ("CUC"), more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired ecurities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

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

The Parent Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amount or potential range of loss with respect to these proceedings or investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of the proceedings and investigations could include judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on our financial condition and cash flows.

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

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software; (iii) computer hardware components; (iv) electronic data transfer systems between our customer and us; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurance can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We are closely monitoring those situations and intend to complete testing efforts and any contingency implementation efforts prior to December 31, 1999. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $8.5 million. Approximately $7.6 million of these costs had been incurred through June 30, 1999 and we expect to incur the balance of such costs to complete the compliance plan. We are expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

We use various financial instruments, particularly interest rate swaps, futures, options and floors to manage our respective interest rate risks. We are exclusively an end user of these instruments, which are commonly referred to as derivatives. Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions.

The SEC requires that registrants include information about potential effects of changes in interest rates on their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitation. The following discussion is based on so-called "shock tests", which model effects of interest rate shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate shifts may have some limited use as benchmarks, they should not be viewed as forecasts.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 12 - Computation of ratio of earnings to fixed charges

         Exhibit 27 - Financial data schedule (for electronic transmission only)

(b)      Reports on Form 8-K

         Form 8-K, dated May 26, 1999, reporting in Item 5 our merger agreement with PHH Holdings Corporation and Avis Rent A Car, Inc. providing for the divestiture of our fleet segment.

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


Date: August 16, 1999