Form 10-Q/A
period 1999-03-31
PHH CORP
filed 1999-09-09
CIK 77776

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


                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The Company meets the  conditions set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q/A and is, therefore, filing this Form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PHH Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
Net revenues
Service fees:
Relocation services (net of interest of $5.5 and $7.6)                          $      90.9        $      99.7
Mortgage services (net of amortization of mortgage
   servicing rights and interest of $60.7 and $48.1)                                   93.2               78.0
                                                                                ------------       ------------
Service fees, net                                                                     184.1              177.7
Other                                                                                   2.2                 -
                                                                                ------------       ------------
Net revenues                                                                          186.3              177.7
                                                                                ------------       ------------

Expenses
Operating                                                                             102.7               95.7
General and administrative                                                             25.3               18.9
Depreciation and amortization                                                           8.2                4.9
Merger-related costs and other unusual charges                                           -                 3.1
                                                                                ------------       ------------
Total expenses                                                                        136.2              122.6
                                                                                ------------       ------------

Income from continuing operations before income taxes                                  50.1               55.1
Provision for income taxes                                                             18.4               21.6
                                                                                ------------       ------------
Income from continuing operations                                                      31.7               33.5
Income from discontinued operations, net of tax                                        22.1               30.5
                                                                                ------------       ------------
Net income                                                                      $      53.8        $      64.0
                                                                                ============       ============



          See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                           March 31,      December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------
Assets
Cash and cash equivalents                                                               $        98.0     $       281.3
Accounts and notes receivable, net                                                              523.9             457.7
Property and equipment, net                                                                     140.6             149.6
Other assets                                                                                    258.0             256.3
Net assets of discontinued operations                                                         1,176.6             967.5
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                               2,197.1           2,112.4
                                                                                        -------------     -------------

Assets under management and mortgage programs
   Relocation receivables                                                                       620.9             659.1
   Mortgage loans held for sale                                                               1,955.6           2,416.0
   Mortgage servicing rights                                                                    743.5             635.7
                                                                                        -------------     -------------
                                                                                              3,320.0           3,710.8
                                                                                        -------------     -------------
Total assets                                                                            $     5,517.1     $     5,823.2
                                                                                        =============     =============


Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                                $       737.4     $       707.6
Deferred income                                                                                  34.2              27.4
Long-term debt                                                                                   14.4               -
                                                                                        -------------     -------------
Total liabilities exclusive of liabilities under programs                                       786.0             735.0
                                                                                        -------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                                       3,305.3           3,691.6
                                                                                        -------------     -------------
   Deferred income taxes                                                                        197.5             198.3
                                                                                        -------------     -------------

Total liabilities                                                                             4,288.8           4,624.9
                                                                                        -------------     -------------

Commitments and contingencies (Note 4)

Shareholder's equity
Preferred stock - authorized 3,000,000 shares                                                     -                 -
Common stock, no par value - authorized 75,000,000 shares;
   issued and outstanding 1,000 shares                                                          479.9             479.9
Retained earnings                                                                               798.7             744.9
Accumulated other comprehensive loss                                                            (50.3)            (26.5)
                                                                                        --------------    --------------
Total shareholder's equity                                                                    1,228.3           1,198.3
                                                                                        -------------     -------------
Total liabilities and shareholder's equity                                              $     5,517.1     $     5,823.2
                                                                                        =============     =============

          See accompanying notes to consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
Operating Activities
Net income                                                                              $        53.8     $        64.0
Income from discontinued operations, net of tax                                                 (22.1)            (30.5)
Depreciation and amortization                                                                     8.2               4.9
Other, net                                                                                      (30.0)             41.5
                                                                                        --------------    -------------
                                                                                                  9.9              79.9
Management and mortgage programs:
   Depreciation and amortization                                                                 29.6              42.9
   Origination of mortgage loans                                                             (6,819.0)         (4,779.3)
   Proceeds on sale and payments from mortgage loans held for sale                            7,279.4           4,619.9
                                                                                        -------------     -------------
Net cash provided by (used in) operating activities                                             499.9             (36.6)
                                                                                        -------------     --------------

Investing Activities
Additions to property and equipment                                                             (12.9)            (22.6)
Other, net                                                                                       (3.7)              6.9

Management and mortgage programs:
   Equity advances on homes under management                                                 (1,461.9)         (1,436.8)
   Repayment on advances on homes under management                                            1,501.5           1,564.5
   Additions to mortgage servicing rights                                                      (183.4)           (109.5)
Proceeds from sales of mortgage servicing rights                                                 56.6              39.9
                                                                                        -------------     -------------
Net cash (used in) provided by investing activities                                            (103.8)             42.4
                                                                                        --------------    -------------

Financing Activities
Proceeds received from Parent Company capital contribution                                       --                46.0
Other, net                                                                                       14.4              --

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                                  1,820.5           1,069.3
   Principal payments on borrowings                                                          (1,939.2)           (345.9)
   Net change in short-term borrowings                                                         (334.0)           (388.3)
   Net change in fundings to discontinued operations                                             67.2            (281.0)
                                                                                        -------------     --------------
Net cash (used in) provided by financing activities                                            (371.1)            100.1
                                                                                        --------------    -------------

Effect of changes in exchange rates on cash and cash equivalents                                (21.2)             (0.6)
Cash used in discontinued operations                                                           (187.1)            (40.1)
                                                                                        --------------    --------------
Net (decrease) increase in cash and cash equivalents                                           (183.3)             65.2
Cash and cash equivalents, beginning of period                                                  281.3               2.1
                                                                                        -------------     -------------
Cash and cash equivalents, end of period                                                $        98.0     $        67.3
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

       The accompanying consolidated financial statements of the Company set forth herein have been restated to give effect to the reclassification of the Company's fleet business segment (the "fleet segment" or "fleet businesses") to a discontinued operation pursuant to an agreement, executed on May 22, 1999, which provided for the disposition of the Company's fleet segment (see Note 2 Discontinued Operations). The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on August 16, 1999 and should be read in conjunction therewith. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year endin December 31, 1999.

       Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.     Discontinued Operations

       Contribution of Fuel Card Subsidiaries by Parent Company. In April 1999, the Parent Company contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur") to the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the three months ended March 31, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company for $190.7 million pursuant to a purchase business combination and, accordingly, the date on which common control was established.

       Divestiture.  On May 22, 1999,  the Company  executed an  agreement  (the
       "Agreement") with Avis Rent A Car, Inc. ("ARAC") providing for the disposition of the Company's fleet segment, which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries. The Company's fleet segment primarily consisted of providing fleet and fuel card related products and services to corporate clients and government agencies. These services included management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. Vehicles were leased primarily to corporate fleet users under operating and direct financing lease arrangements.

     On June 30, 1999, the Company completed the divestiture of the fleet businesses. Pursuant to the Agreement, ARAC acquired the net assets of the Company's fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt of PHH Holdings, a wholly-owned subsidiary of the Company, and the issuance of $360.0 million in convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. The convertible preferred stock of Avis Fleet is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. The transaction followed a competitive bidding process. In connection with the disposition of the Company's fleet segment, the Company recorded an after tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material. Utilizing the cash proceeds from the fleet segment dispostion, during the third quarter of 1999, the Company made cash dividend payments to Cendant of $1,090.1 million. Such dividends were in compliance with the dividend restriction covenant pursuant to the Indenture under which the Company issues medium-term notes.

     In connection with the disposition of the Company's fleet segment, the Company received cash payments from ARAC equal to the outstanding balances of fleet segment financing arrangements. The Company partially utilized such proceeds to repay the outstanding borrowings under secured financing facilities as well as other secured loans and borrowings under unsecured short-term facilities. Corporate debt which had been loaned to the fleet segment is being retired as it matures.

     Summarized financial data of the Company's fleet segment, inclusive of the fuel card subsidiaries contributed by the Parent Company, is as follows:

     Statement of Income
     (In millions)                               Three Months Ended March 31,
                                             -----------------------------------
                                                  1999                  1998
                                             --------------        -------------
     Net revenues                            $        99.6         $       96.6
                                             --------------        -------------
     Income before income taxes                       30.6                 43.1
     Provision for income taxes                        8.5                 12.6
                                             --------------        -------------
     Net income                              $        22.1         $       30.5
                                             ==============        =============


     Balance Sheet
     (In millions)

                                                                     March 31,             April 30,
                                                                       1999                  1998
                                                                  --------------        -------------

     Total assets exclusive of assets under programs              $       820.3         $      893.7
     Assets under management programs                                   3,894.0              3,801.1
     Total liabilities exclusive of liabilities under programs           (384.6)              (379.4)
     Liabilities under management programs                             (3,153.1)            (3,347.9)
                                                                  --------------        -------------
     Net assets of discontinued operations                        $     1,176.6         $      967.5
                                                                  ==============        =============

     The effect on the consolidated financial statements of the restatement resulting from the Parent Company's contribution of its WEX and Harpur subsidiaries and the subsequent reclassification of the Company's fleet segment to a discontinued operation for the three months ended March 31, 1998 is as follows:



       Statement of Income                                           Three Months Ended March 31, 1998
                                                          ---------------------------------------------------------------
                                                                         Contribution of  Reclassification
                                                          As previously  Parent Company   for discontinued
       (In millions)                                        reported      Subsidiaries       operations     As restated
                                                          -------------  ---------------  ---------------- --------------
       Net revenues                                       $     253.0    $       21.3     $     (96.6)      $     177.7
       Total expenses                                           158.2            17.9           (53.5)            122.6
       Provision for income taxes                                32.7             1.5           (12.6)             21.6
                                                          -------------  ---------------  ----------------  -------------

       Income from continuing operations                         62.1             1.9           (30.5)             33.5
       Income from discontinued operations, net of tax            -                -             30.5              30.5
                                                          -------------  ---------------  ----------------  -------------
       Net income                                         $      62.1    $        1.9     $        -        $      64.0
                                                          =============  ===============  ================  =============


3.     Comprehensive Income

       Components of comprehensive income are summarized as follows:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                        -------------------------------
        (In millions)                                                                        1999             1998
                                                                                        -------------     -------------
        Net income                                                                      $       53.8      $       64.0
        Other comprehensive losses:
           Currency translation adjustment                                                     (22.3)              -
           Unrealized holding losses on marketable securities                                   (1.5)              -
                                                                                        -------------     -------------
        Comprehensive income                                                            $       30.0      $       64.0
                                                                                        =============     =============


       The components of accumulated other comprehensive loss for the three months ended March 31, 1999 are as follows:

                                                              Net unrealized                               Accumulated
                                                                 loss on             Currency                other
                                                               marketable           translation           comprehensive
        (In millions)                                           securities          adjustment                loss
                                                              -------------        -------------         --------------
        Balance, January 1, 1999                              $        -           $      (26.5)         $      (26.5)
        Current period change                                        (1.5)                (22.3)                (23.8)
                                                              -------------        -------------         --------------
        Balance, March 31, 1999                               $      (1.5)         $      (48.8)         $      (50.3)
                                                              =============        =============         ==============


4.   Commitments and Contingencies

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

6.   Segment Information

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before (i) non-operating interest; (ii) income taxes; and
     (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance relocation and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment. The Company has two reportable operating segments comprising its continuing operations based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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

     Segment Information
     (In millions)

                                                                Three Months Ended March 31,
                                                 ------------------------------------------------------
                                                          1999                             1998
                                                 ------------------------       -----------------------
                                                                Adjusted                      Adjusted
                                                 Revenues       EBITDA          Revenues       EBITDA
                                                 ---------      ---------       --------      --------
     Mortgage                                    $    93.2      $   44.0        $   78.0      $   37.5
     Relocation                                       90.9          17.9            99.7          25.6
     Other                                             2.2          (3.6)             -             -
                                                 ---------      ---------       --------      --------
     Total                                       $   186.3      $   58.3        $  177.7      $   63.1
                                                 =========      =========       ========      ========


     Provided below is a reconciliation of total Adjusted EBITDA for reportable segments to consolidated income from continuing operations before income taxes.
                                                              Three Months Ended
     (In millions)                                                March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
     Adjusted EBITDA for reportable segments                $   58.3    $   63.1
     Depreciation and amortization                               8.2         4.9
     Merger-related costs and other unusual charges               -          3.1
                                                            --------    --------
     Consolidated income from continuing operations
         before income taxes                                $   50.1    $   55.1
                                                            ========    ========

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

Results of Operations - Three Months Ended March 31, 1999
                                        vs.
                        Three Months Ended March 31, 1998

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Form 10-Q/A.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before (i) non-operating interest;
(ii) income taxes; and (iii) depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. We believe such discussion is the most informative representation of how our management evaluates performance. We have two reportable operating segments comprising our continuing operations based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 6 to the consolidated financial statements.

Our consolidated revenues increased $8.6 million (5%) from $177.7 million in 1998 to $186.3 million in 1999. In addition, our Adjusted EBITDA decreased $4.8 million (8%) from $63.1 million in 1998 to $58.3 million in 1999. Our Adjusted EBITDA margin in 1999 was 31%, which represents a decrease of five percentage points compared to 1998.

Mortgage Segment

Revenues and Adjusted  EBITDA  increased  $15.2  million  (19%) and $6.5 million
(17%), respectively, in first quarter 1999 compared to first quarter 1998 primarily due to substantial growth in mortgage origination. The Adjusted EBITDA margin decreased from 48% in 1998 to 47% in 1999, as higher revenues were offset by higher operating expenses related to increases in hiring, technology and capacity, which we planned to support through continued growth. Mortgage closings increased, including a shift to more profitable sales and processing channels, and were responsible for the majority of the segment's revenue growth. Mortgage closings increased $1.9 billion (40%) to $6.8 billion, while average production fees decreased 6 basis points, resulting in a $17.6 million net increase in production revenues. The decrease in average production fees resulted from the shift to more profitable processing channels being offset by increased competitive pressures in the mortgage lending market. Although the servicing portfolio grew $14.5 billion (47%), net servicing revenue decreased $1.7 million, with average servicing fees declining 3 basis points due to increased amortization of the servicing asset.

Relocation Segment

Revenues and Adjusted EBITDA decreased $8.8 million (9%) and $7.7 million (30%), respectively, in first quarter 1999 compared to first quarter 1998 contributing to a decrease in the Adjusted EBITDA margin from 26% in 1998 to 20% in 1999. The primary cause of the revenue and Adjusted EBITDA declines was the sale in third quarter 1998 of certain niche-market asset management operations, which reduced revenues and Adjusted EBITDA by $5.7 million and $4.0 million, respectively. Additionally in 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $4.7 million reduction in billing reserve requirements. Excluding these two items in 1998, revenues and Adjusted EBITDA increased modestly in 1999 over 1998. As a result of management's efforts to renegotiate certain contracts, average fees have increased offsetting reduced volumes in home sales, revenue producing referrals to third parties and household goods moves. In addition, global services revenue and Adjusted EBITDA improved in 1999. Also in 1999, revenues and Adjusted EBITDA were negatively impacted by higher borrowing costs and lower interest income from customers. Operating expenses decreased $4.5 million, principally from cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. Such operating expense reductions were partially offset by increased investment in information technology.

Discontinued Operations

Contribution of Fuel Card Subsidiaries by Cendant. In April 1999, Cendant contributed to us its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"). As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, our financial results for the three months ended March 31, 1998 were restated to include the operating results of the contributed Parent Company subsidiaries for such quarterly period. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by Cendant and, accordingly, the date on which common control was established.

Divestiture. On June 30, 1999, we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries, pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us. The agreement was executed on May 22, 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC.

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

During the third quarter of utilizing the cash proceeds from the fleet segment disposition, we made cash dividend payments to Cendant in the amount of $1,090.1 million. Such dividends were in compliance with the dividend restriction covenant pursuant to the Indenture under which we issue medium-term notes (see "Restrictions on Dividends to Cendant").

Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs, which was payable to us. Accordingly, on June 30, 1999, in addition to the consideration received for the net assets of the business, we received cash payments and a note receivable from ARAC of $3,016.9 million and $30.6 million, respectively, which collectively were equal to the outstanding balances of fleet segment financing arrangements with third parties on such date.

Inclusive of the fuel card subsidiaries contributed by Cendant, revenues within our fleet segment increased $3.0 million (3%) and net income decreased $8.4 million (28%), respectively, in first quarter 1999 compared to first quarter 1998. Contributing to the revenue increase was a 10% increase in service fee revenue and a 1% increase in fleet leasing revenue. The number of service cards and leased vehicles increased by approximately 562,300 (16%) and 22,100 (7%), respectively. Increased operating expenses associated with the development of new products, higher borrowing costs and the receipt in 1998 of access fees related to a key vendor arrangement contributed to the decrease in net income from the first quarter 1998 to the first quarter 1999.

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

Our exposure to interest rate and liquidity risk is minimized by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Using historical information, we project the relevant characteristics of assets under management programs and generally match the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. Within our relocation business, we project the length of time that a home will be held before being sold on behalf of the client. Within our mortgage business, we fund the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts, financial futures and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

We support originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium-term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. We currently have an agreement, expiring May 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At March 31, 1999, we were servicing approximately $1.8 billion of mortgage loans owned by the Buyer.

Following the May 22, 1999 executed agreement providing for the disposition of our fleet segment, Fitch IBCA lowered our long-term debt rating from A+ to A and affirmed our short-term debt rating at F1, and Standard and Poor's Corporation affirmed our long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff and Phelps Credit Rating Co. lowered our long-term debt rating from A+ to A and our short-term debt rating was reaffirmed at D1. Moody's Investor Service lowered our long-term debt rating from A3 to Baa1 and affirmed our short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time). We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States and European commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $2.2 billion, $2.3 billion, $1.7 billion, and $0.1 billion, respectively, of which $3.0 billion related to our discontinued fleet segment.

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC"), providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. The proceeds will be used to finance assets we manage for our clients and for general corporate purposes. As of March 31, 1999, we had approximately $375 million of availability under this shelf registration statement.

Securitized Obligations
We maintain three separate financing facilities for our continuing operations, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. We maintain a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement (the "Mortgage Agreement") to repurchase such mortgages. The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under this Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Mortgage Agreement at March 31, 1999 totaled $336.5 million.

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

Other Credit Facilities
To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. This policy will be maintained subsequent to the divestiture of our fleet segment. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by a consortium of domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, we have a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at March 31, 1999. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

Restrictions on Dividends to Cendant

Pursuant to a covenant in our Indenture with our trustee, relating to medium-term notes issued by us, we are restricted from paying dividends, making distributions, or making loans to Cendant to the extent that such payments are collectively in excess of 40% of our consolidated net income (as defined in the covenant) for each fiscal year, provided however, that we can distribute to Cendant all extraordinary gains from asset sales and capital contributions previously made to us by Cendant. Notwithstanding the foregoing, we are prohibited under such covenant from paying dividends or making loans to Cendant if upon giving effect to such dividends and/or loans, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Liquidity and Capital Resources - Discontinued Operations

The purchases of leased vehicles have principally been supported by our issuance of commercial paper and medium-term notes, coincident with financing our other assets under management and mortgage programs, and by the fleet segment maintaining secured financing facilities. Proceeds from public debt issuances have historically been loaned to the fleet segment, pursuant to Parent Company loan agreements, consistent with the funding requirements necessary for the purchases of leased vehicles. At March 31, 1999, aggregate outstanding debt obligations applicable to the fleet segment consisted of corporate loans of $1.9 billion, securitized obligations of $1.0 billion and other borrowings of $0.1 billion.

Cash Flows

We generated $499.9 million of cash flows from operations during the quarter ended March 31, 1999 representing a $536.5 million increase from the quarter ended March 31, 1998. The increase in cash flows from operations was primarily due to a $619.8 million net reduction in mortgage loans held for sale which reflects loan sales to secondary markets in excess of loan originations.

We used $103.8 million in cash flows from investing activities during the quarter ended March 31, 1999 representing a $146.2 million increase from the quarter ended March 31, 1998. The increase in cash used in investing activities was primarily attributable to our incremental net investments in assets under management and mortgage programs of $145.3 million.

Net cash used in financing activities increased $471.2 million in 1999 over 1998 primarily due to net repayments on fundings for our investments in assets under management and mortgage programs.

Litigation

Since the April 1998 announcement by our Parent Company of the discovery of potential accounting irregularities in the former business units of CUC International Inc. ("CUC"), more than 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on our Parent Company's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against our Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised our Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, our Parent Company made all adjustments considered necessary which are reflected in its financial statements. Our Parent Company does not expect that additional adjustments will be necessary as a result of these government investigations.

Our Parent Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amount or potential range of loss with respect to these proceedings or investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or resolutions of the proceedings and investigations could include judgements against our Parent Company or settlements and could require substantial payments by our Parent Company. We believe that material adverse outcomes with respect to such Parent Company proceedings could have a material adverse impact on our financial condition and cash flows.

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

The total cost of our Year 2000 compliance plan is anticipated to be $8.5 million. Approximately $6.4 million of these costs had been incurred through March 31, 1999 and we expect to incur the balance of such costs to complete the compliance plan. We are expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

The SEC requires that registrants include information about potential effects of changes in interest rates on their financial statements. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock tests", which model the effects of interest rate shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rate shifts may have some limited use as benchmarks, they should not be viewed as forecasts.

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

         Exhibit 99.1 - Restated Financial Data Schedules (for electronic transmission only)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PHH CORPORATION




                                   By:  /s/ David M. Johnson
                                        David M. Johnson
                                        Executive Vice President




                                   By:  /s/ Jon F. Danski
                                        Jon F. Danski
                                        Executive Vice President, Finance
                                        and Chief Accounting Officer


Date:  September 9, 1999