Form 10-Q
period 1999-09-30
PHH CORP
filed 1999-11-04
CIK 77776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                           Commission File No. 1-7797

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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PHH Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In millions)



                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,              September 30,
                                                                      -----------------------   -----------------------
                                                                          1999        1998         1999         1998
                                                                      ----------   ----------   ----------   ----------
Revenues
Service fees:
   Mortgage services (net of amortization of mortgage
    servicing rights and interest of $58.5, $71.9, $177.7
    and $173.2, respectively)                                          $   113.8    $    79.9    $   313.6    $   251.9
   Relocation services (net of interest of $6.9, $6.7, $17.7
    and $21.2,respectively)                                                116.8        130.8        314.5        340.7
                                                                        --------    ---------    ---------    ---------
Service fees, net                                                          230.6        210.7        628.1        592.6
Other                                                                        7.1          2.2         10.7          2.5
                                                                       ---------    ---------    ---------    ---------
Net revenues                                                               237.7        212.9        638.8        595.1
                                                                       ---------    ---------    ---------    ---------

Expenses
   Operating                                                               106.2         92.9        317.1        295.9
   General and administrative                                               23.1         27.0         70.1         72.4
   Depreciation and amortization                                             8.8          7.3         26.2         18.0
   Merger-related costs and other unusual charges                            -            -            -            9.1
                                                                       ---------    ---------    ---------    ---------
Total expenses                                                             138.1        127.2        413.4        395.4
                                                                       ---------    ---------    ---------    ---------

Income from continuing operations before income taxes                       99.6         85.7        225.4        199.7
Provision for income taxes                                                  37.3         33.0         85.3         78.9
                                                                       ---------    ---------    ---------    ---------
Income from continuing operations                                           62.3         52.7        140.1        120.8
Income from discontinued operations, net of tax                              -           23.4         33.7         82.1
Gain on sale of discontinued operations, net of tax                          -           -           871.2          -
                                                                       ---------    ---------    ---------    ---------
Net income                                                             $    62.3    $    76.1    $ 1,045.0    $   202.9
                                                                       =========    =========    =========    =========



See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)


                                                                                         September 30,     December 31,
                                                                                             1999             1998
                                                                                        -------------     -------------

Assets
Cash and cash equivalents                                                               $       130.3     $       281.3
Accounts and notes receivable, net                                                              690.3             457.7
Property and equipment, net                                                                     161.4             149.6
Investment in convertible preferred stock                                                       360.0                 -
Other assets                                                                                    400.8             256.3
Net assets of discontinued operations                                                             -               967.5
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                               1,742.8           2,112.4
                                                                                        -------------     -------------

Assets under management and mortgage programs
   Relocation receivables                                                                       571.1             659.1
   Mortgage loans held for sale                                                               1,786.0           2,416.0
   Mortgage servicing rights                                                                    968.7             635.7
                                                                                        -------------     -------------
                                                                                              3,325.8           3,710.8
                                                                                        -------------     -------------
Total assets                                                                            $     5,068.6     $     5,823.2
                                                                                        =============     =============


Liabilities and shareholder's equity
Accounts payable and accrued liabilities                                                $       903.2     $       707.6
Deferred income                                                                                  31.1              27.4
                                                                                        -------------     -------------
Total liabilities exclusive of liabilities under programs                                       934.3             735.0
                                                                                        -------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                                       2,793.6           3,691.6
   Deferred income taxes                                                                        175.5             198.3

Commitments and contingencies (Note 5)

Shareholder's equity
   Preferred stock - authorized 3,000,000 shares                                                  -                 -
   Common stock, no par value - authorized 75,000,000 shares;
    issued and outstanding 1,000 shares                                                         512.1             479.9
   Retained earnings                                                                            656.8             744.9
   Accumulated other comprehensive loss                                                          (3.7)            (26.5)
                                                                                        --------------    --------------
   Total shareholder's equity                                                                 1,165.2           1,198.3
                                                                                        -------------     -------------
Total liabilities and shareholder's equity                                              $     5,068.6     $     5,823.2
                                                                                        =============     =============

See  accompanying   notes  to  consolidated financial statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                        -------------     -------------
Operating Activities
Net income                                                                              $     1,045.0     $       202.9
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities of continuing operations
Income from discontinued operations, net of tax                                                 (33.7)            (82.1)
Gain on sale of discontinued operations, net of tax                                            (871.2)              -
Depreciation and amortization                                                                    26.2              18.0
Merger-related costs and other unusual charges                                                    -                 9.1
Payments of merger-related costs and other unusual charge liabilities                            (3.2)            (29.0)
Other, net                                                                                     (150.9)            303.5
                                                                                        --------------    -------------
                                                                                                 12.2             422.4
                                                                                        -------------     -------------
Management and mortgage programs:
   Amortization                                                                                  88.2              75.4
   Origination of mortgage loans                                                            (20,841.0)        (18,599.3)
   Proceeds on sale and payments from mortgage loans
    held for sale                                                                            21,471.0          17,874.9
                                                                                        -------------     -------------
                                                                                                718.2            (649.0)
                                                                                        -------------     --------------
Net cash provided by (used in) operating activities of continuing operations                    730.4            (226.6)
                                                                                        -------------     --------------
Investing Activities
Property and equipment additions                                                                (52.6)            (81.9)
Net proceeds from disposition of fleet segment                                                1,803.7               -
Other, net                                                                                      (53.2)             28.4
                                                                                        --------------    -------------
                                                                                              1,697.9             (53.5)
                                                                                        -------------     --------------
Management and mortgage programs:
   Equity advances on homes under management                                                 (6,025.7)         (5,186.5)
   Repayment on advances on homes under management                                            6,032.5           5,333.8
   Additions to mortgage servicing rights                                                      (559.2)           (338.7)
Proceeds from sales of mortgage servicing rights                                                 83.7              49.6
                                                                                        -------------     -------------
                                                                                               (468.7)           (141.8)
                                                                                        --------------    --------------
Net cash provided by (used in) investing activities of continuing operations                  1,229.2            (195.3)
                                                                                        -------------     --------------
Financing Activities
Proceeds received from Parent Company capital contribution                                        -                46.0
Payment of dividends to Parent Company                                                       (1,113.1)            (60.0)
                                                                                        --------------    --------------
                                                                                             (1,113.1)            (14.0)
                                                                                        --------------    --------------
Management and mortgage programs:
   Proceeds received for debt repayment in connection
     with disposition of fleet segment                                                        3,016.9               -
   Proceeds from debt issuance or borrowings                                                  4,132.7           2,314.2
   Principal payments on borrowings                                                          (6,252.0)         (2,075.3)
   Net change in short-term borrowings                                                       (1,751.9)            339.3
   Net change in fundings to discontinued operations                                           (100.6)           (193.5)
                                                                                        --------------    --------------
                                                                                               (954.9)            384.7
                                                                                        --------------    -------------
Net cash (used in) provided by financing activities of continuing operations                 (2,068.0)            370.7
                                                                                        --------------    -------------
Effect of changes in exchange rates on cash and cash equivalents                                (42.6)             13.0
                                                                                        --------------    -------------
Cash provided by discontinued operations                                                          -                46.3
                                                                                        -------------     -------------
Net  (decrease) increase in cash and cash equivalents                                          (151.0)              8.1
Cash and cash equivalents, beginning of period                                                  281.3               2.1
                                                                                        -------------     -------------
Cash and cash equivalents, end of period                                                $       130.3     $        10.2
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

       The consolidated balance sheet of the Company as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of such financial statements are included. The accompanying unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 1998 set forth herein have been restated to give effect to: (i) the contribution by Cendant in April 1999 of certain fuel card subsidiaries to the Company's fleet business segment (the "fleet segment" or "fleet businesses"), and (ii) the reclassification of the Company's fleet segment to a discontinued operation pursuant to an agreement, executed on May 22, 1999 which provided for the disposition of the Company's fleet segment (see Note 3 - Discontinued Operations). The accompanying consolidated financial statements include the accounts and transactions of the Company and all wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The December 31, 1998 consolidated balance sheet was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on August 16, 1999 and should be read in conjunction therewith. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the presentation used in 1999.

2.     Comprehensive Income

       Components of comprehensive income (loss) are summarized as follows:

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                            ------------------------      ------------------------
        (In millions)                                         1999           1998            1999           1998
                                                            ---------      ---------      ---------       --------

        Net income                                          $    62.3      $    76.1      $ 1,045.0       $  202.9
        Other comprehensive income (loss):
           Currency translation adjustment                       (1.0)          18.7           25.1           12.0
           Net unrealized loss on marketable securities,
              net of tax                                         (0.8)           -             (2.3)          -
                                                            ---------      ---------      ----------      --------
        Comprehensive income                                $    60.5      $    94.8      $ 1,067.8       $  214.9
                                                            =========      =========      =========       ========


     The components of accumulated other comprehensive loss for the nine months ended September 30, 1999 are as follows:

                                                                                   Net unrealized         Accumulated
                                                               Currency               loss on                other
                                                              translation           marketable            comprehensive
        (In millions)                                          adjustment            securities              loss
                                                              -----------         ---------------         -------------

        Balance, January 1, 1999                              $    (26.5)          $         -            $      (26.5)
        Current period change                                       25.1                  (2.3)                   22.8
                                                              -----------          ------------           -------------
        Balance, September 30, 1999                           $     (1.4)          $      (2.3)           $       (3.7)
                                                              ===========          ============           =============

3.   Discontinued Operations

     Contribution of Fuel Card Subsidiaries by Parent Company. In April 1999, the Parent Company contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to the Company. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the three and nine months ended September 30, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company for $190.7 million pursuant to a purchase business combination and, accordingly, the date on which common control was established.

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

     On June 30, 1999, the Company completed the divestiture of the fleet businesses. Pursuant to the Agreement, ARAC acquired the net assets of the Company's fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt of PHH Holdings, a wholly-owned subsidiary of the Company, and the issuance of $360.0 million in convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC, which is included in Investment in convertible preferred stock on the balance sheet. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, on June 30, 1999, the Company received additional consideration from ARAC of $3,047.5 million comprised of $3,016.9 million of cash proceeds and a $30.6 million note receivable. On such date, the Company used proceeds of $1,809.4 million to repay outstanding fleet segment financing arrangements. Additionally, in July and August 1999, utilizing the cash proceeds from the fleet segment disposition, the Company made dividend payments to Cendant in the amounts of $1,033.0 million and $56.3 million, respectively. Such dividends were in compliance with the dividend restriction covenant pursuant to the Indenture under which the Company issues medium-term notes. The remaining proceeds were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

     The convertible preferred stock of Avis Fleet pays dividends at an annual rate of 5% and is convertible into common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. The transaction followed a competitive bidding process.

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

     Summarized financial data of the Company's fleet segment, inclusive of the fuel card subsidiaries contributed by the Parent Company, are as follows:

     Statements of Income:
     (In millions)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                               ------------------        ------------------------
                                                      1998                 1999          1998
                                               ------------------        ---------    -----------
     Net revenues                                  $      92.6           $   166.2    $     284.9
                                                   -----------           ---------    -----------

     Income before income taxes                           33.1                51.7          116.1
     Provision for income taxes                            9.7                18.0           34.0
                                                   -----------           ---------    -----------
     Net income                                    $      23.4           $    33.7    $      82.1
                                                   ===========           =========    ===========


     Balance Sheet:
     (In millions)                                                 December 31,
                                                                       1998
                                                                   -------------
     Total assets exclusive of assets under programs               $     893.7
     Assets under management programs                                  3,801.1
     Total liabilities exclusive of liabilities under programs          (379.4)
     Liabilities under management programs                            (3,347.9)
                                                                   ------------
     Net assets of discontinued operations                         $     967.5
                                                                   ============

     The effect on the consolidated financial statements of the restatement resulting from the Parent Company's contribution of its WEX and Harpur subsidiaries ("Parent Company Subsidiaries") and the subsequent reclassification of the fleet segment to a discontinued operation for the three and nine months ended September 30, 1998 are as follows:

     Statements of Income
     (In millions)

                                                       Three Months Ended September 30, 1998
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued        As
                                          reported          Subsidiaries           operations        restated
                                        -----------       ----------------      ---------------    -------------
     Net revenues                       $     280.2       $           25.3      $        (92.6)    $       212.9
     Total expenses                           168.7                   18.0               (59.5)            127.2
     Provision for income taxes                39.7                    3.0                (9.7)             33.0
                                        -----------       ----------------      ---------------    -------------

     Income from continuing operations         71.8                    4.3               (23.4)             52.7
     Income from discontinued
       operations, net of tax                     -                      -                23.4              23.4
                                        -----------       ----------------      --------------     -------------
     Net income                         $      71.8       $            4.3      $            -     $        76.1
                                        ===========       ================      ===============    =============


     (In millions)

                                                       Nine Months Ended September 30, 1998
                                        ------------------------------------------------------------------------
                                            As            Contribution of       Reclassification
                                         previously       Parent Company        for discontinued        As
                                          reported          Subsidiaries           operations        restated
                                        -----------       ----------------      ---------------    -------------
     Net revenues                       $     810.0       $           70.0      $       (284.9)    $       595.1
     Total expenses                           510.4                   53.8              (168.8)            395.4
     Provision for income taxes               106.0                    6.9               (34.0)             78.9
                                        -----------       ----------------      ---------------    -------------

     Income from continuing operations        193.6                    9.3               (82.1)            120.8
     Income from discontinued
       operations, net of tax                     -                      -                82.1              82.1
                                        -----------       ----------------      ---------------    -------------
     Net income                         $     193.6       $            9.3      $            -     $       202.9
                                        ===========       ================      ===============    =============

4.   Merger-Related Costs and Other Unusual Charges

     During the nine months ended September 30, 1998, the Company recorded a net charge of $9.1 million associated with changes in the estimate of liabilities previously recorded in connection with merger-related costs and other unusual charges. The net charge included $24.1 million of additional future costs related to lease terminations partially offset by $15.0 million of net credits primarily related to a change in estimated severance costs.

5.   Commitments and Contingencies

     Parent Company Litigation. Since the April 15, 1998 announcement by the Parent Company of the discovery of accounting irregularities in the former business units of CUC International Inc. ("CUC"), approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several individual lawsuits and arbitration proceedings have commenced in various courts and other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. Although the Parent Company can provide no assurances, the Parent Company does not expect that additional adjustments will be necessary.

     While the Parent Company is engaged in discussions with counsel for the plaintiffs in certain of these actions seeking a settlement of them, the Parent Company does not believe it is feasible to predict or determine the final outcome or resolution of these proceedings or to estimate the amounts or potential range of loss with respect to these proceedings and investigations. In addition, the timing of the final resolution of these proceedings and investigations is uncertain. The possible outcomes or
     resolutions  of  these   proceedings  and   investigations   could  include
     judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. Management believes that material adverse outcomes with respect to such Parent Company proceedings and investigations could have a material adverse impact on the Company's financial position, results of operations or cash flows.

     Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.   New Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, the Company reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134, such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on the financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. The Company has not yet determined what impact the adoption of SFAS No. 133 will have on its financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve month period. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001.

7.   Segment Information

     Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, and depreciation and amortization (exclusive of amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature, and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance relocation and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment. The Company determined that it has two reportable operating segments comprising its continuing operations based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment or the consolidated net revenues of the Company. A description of the services provided within each of the Company's reportable operating segments is as follows:

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


     Segment Information
     (In millions)                                          Three Months Ended September 30,
                                    ------------------------------------------------------------------------
                                                  1999                                   1998
                                    -----------------------------------      -------------------------------
                                                           Adjusted                              Adjusted
                                      Revenues             EBITDA               Revenues         EBITDA
                                    -------------      ----------------      -------------    --------------

     Mortgage                       $       113.8      $           59.3      $        79.9    $         45.4
     Relocation                             116.8                  42.0              130.8              45.6
     Other                                    7.1                   7.1                2.2               2.0
                                    -------------      ----------------      -------------    --------------
     Total                          $       237.7      $          108.4      $       212.9    $         93.0
                                    =============      ================      =============    ==============


                                                            Nine Months Ended September 30,
                                    ------------------------------------------------------------------------
                                                  1999                                   1998
                                    -----------------------------------      -------------------------------
                                                           Adjusted                              Adjusted
                                      Revenues             EBITDA               Revenues         EBITDA
                                    -------------      ----------------      -------------    --------------
     Mortgage                       $       313.6      $          153.0      $       251.9    $        127.7
     Relocation                             314.5                  94.0              340.7              97.6
     Other                                   10.7                   4.6                2.5               1.5
                                    -------------      ----------------      -------------    --------------
     Total                          $       638.8      $          251.6      $       595.1    $        226.8
                                    =============      ================      =============    ==============

     Provided below is a reconciliation of total Adjusted EBITDA for reportable segments to income from continuing operations before income taxes.

                                                         Three Months Ended            Nine Months Ended
     (In millions)                                          September 30,                 September 30,
                                                       ----------------------       ------------------------
                                                          1999         1998           1999            1998
                                                       ---------     --------       ---------      ---------
     Adjusted EBITDA for reportable segments           $   108.4     $   93.0       $   251.6      $   226.8
     Depreciation and amortization                           8.8          7.3            26.2           18.0
     Merger-related costs and other unusual charges           -             -               -            9.1
                                                       --------      --------       ---------      ---------
     Income from continuing operations before
         income taxes                                  $    99.6     $   85.7       $   225.4      $   199.7
                                                       =========     ========       =========      =========

Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
We are a leading provider of mortgage and relocation services and a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

On June 30, 1999, pursuant to Cendant's previously announced program to divest non-strategic businesses and assets, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion. The fleet segment has been classified as a discontinued operation herein (See "Liquidity and Capital Resources- Discontinued Operations").

Results of Operations - Three Months Ended September 30, 1999
                                          vs.
                        Three Months Ended September 30, 1998

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Form 10-Q.

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how we evaluate performance. We determined that we have two reportable operating segments comprising our continuing operations based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 7 to the consolidated financial statements.

Our consolidated revenues increased $24.8 million (12%) from $212.9 million in 1998 to $237.7 million in 1999. In addition, our Adjusted EBITDA increased $15.4 million (17%) from $93.0 million in 1998 to $108.4 million in 1999. Our Adjusted EBITDA margin in 1999 was 46%, which represents an increase of 2 percentage points over 1998.

Mortgage Segment

Revenues and Adjusted EBITDA increased $33.9 million (42%) and $13.9 million (31%), respectively, in third quarter 1999 compared to third quarter 1998, primarily due to growth in both mortgage origination revenue and servicing revenue. The Adjusted EBITDA margin decreased from 57% in 1998 to 52% in 1999, as higher revenues were offset by higher operating expenses including technology, infrastructure expenditures and teleservices costs to support our "Phone-In, Move-In" and "Log-In, Move-In" programs. Mortgage closings decreased $0.4 billion (6%) to $6.6 billion, due to lower refinance volumes partially offset by continued increases in the origination of mortgages for home purchases. The average production fee increased 28.6 basis points, resulting in a $14.6 million increase in production revenues. The increase in the average production fee resulted from a shift to more profitable sales and processing channels and growth in servicing origination revenues. The average servicing portfolio grew $9.0 billion (23%) and recurring servicing revenue increased $21.9 million, with the average servicing fee increasing 4.5 basis points.

Relocation Segment

Revenues and Adjusted EBITDA decreased $14.0 million (11%) and $3.6 million (8%), respectively, in third quarter 1999 compared to third quarter 1998. Certain niche-market asset management operations, which were sold in third quarter 1998, benefited third quarter 1998 revenues and Adjusted EBITDA by $10.6 million and $8.9 million, respectively. Without this non-recurring item, revenues were down 3% and Adjusted EBITDA increased 14%. Ancillary service fees have generally increased, partially offsetting reduced home sale revenue and reflecting a trend from asset-based to service-based fees. The Adjusted EBITDA margin increased from 35% in 1998 to 36% in 1999 primarily due to operating expense reductions of $10.6 million (12%), comprised of cost savings in information technology, regional operations, sales and the sale of certain asset management operations discussed above.

Results of Operations - Nine Months Ended September 30, 1999
                                           vs.
                        Nine Months Ended September 30, 1998

Our consolidated revenues increased $43.7 million (7%) from $595.1 million in 1998 to $638.8 million in 1999. In addition, our Adjusted EBITDA increased $24.8 million (11%) from $226.8 million in 1998 to $251.6 million in 1999. Our Adjusted EBITDA margin in 1999 was 39%, which represents an increase of one percentage point over 1998.

Mortgage Segment

Revenues and Adjusted EBITDA increased $61.7 million (24%) and $25.3 million (20%), respectively, in the first nine months of 1999 compared to the first nine months of 1998, primarily due to substantial growth in both mortgage origination revenue and servicing revenue. The Adjusted EBITDA margin decreased from 51% in 1998 to 49% in 1999, as higher revenues were partially offset by higher operating expenses related to increases in hiring, technology and capacity to support continued growth. Mortgage closings increased $2.8 billion (15%) to $21.2 billion, while the average production fee increased 3.6 basis points, resulting in a $39.0 million net increase in production revenues. The increase in the average production fee resulted from a shift to more profitable sales and processing channels and growth in servicing origination revenues. The average servicing portfolio grew $11.1 billion (32%) and recurring servicing revenue increased $27.5 million (83%), with the average servicing fee increasing 3.7 basis points.

Relocation Segment

Revenues and Adjusted EBITDA decreased $26.2 million (8%) and $3.6 million (4%), respectively, in the first nine months of 1999 compared to the first nine months of 1998. Certain niche-market asset management operations which were sold in the third quarter of 1998 benefited the first nine months of 1998 revenues and Adjusted EBITDA by $19.6 million and $14.5 million, respectively. This was partially offset by the second quarter 1999 sale of a minority interest in our Fairtide insurance subsidiary, which resulted in $7.2 million of additional revenue and Adjusted EBITDA. Referral fees increased $10.2 million, nearly offsetting an $11.5 million decline in home sale revenue and reflecting a trend from asset-based to service-based fees. In 1998, revenues and Adjusted EBITDA benefited from an improvement in receivable collections, which permitted a $7.5 million reduction in billing reserve requirements. Operating expenses decreased $22.9 million (9%), comprised of cost savings in regional operations, reduced government home sale expenses and the sale of certain asset management operations discussed above. The Adjusted EBITDA margin increased to 30% in 1999 from 29% in 1998 primarily due to the previously discussed operating expense reductions.

Discontinued Operations

Fleet segment operations, inclusive of the fuel card subsidiaries contributed by Cendant, generated revenues and net income of $166.2 million and $33.7 million, respectively, for the six months ended June 30, 1999, the disposition date of the fleet segment. Fleet segment operations generated revenues and net income of $284.9 million and $82.1 million, respectively, for the nine months ended September 30, 1998.

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

We support originated mortgages and advances under relocation contracts primarily by issuing commercial paper and medium term notes and by maintaining securitized obligations. Such financing is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. We currently have an agreement, expiring 2001 under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer") commits to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.4 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and provide the Buyer with the option to sell or securitize the mortgage loans into the secondary market. At September 30, 1999, we were servicing approximately $1.0 billion of mortgage loans owned by the Buyer.

Following the execution of our agreement to dispose of our fleet segment, Fitch IBCA lowered our long-term debt rating from A+ to A and affirmed our short-term debt rating at F1, and Standard and Poor's Corporation affirmed our long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff and Phelps Credit Rating Co. lowered our long-term debt rating from A+ to A and our short-term debt rating was reaffirmed at D1. Moody's Investor Service, Inc. lowered our long-term debt rating from A3 to Baa1 and affirmed our short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States and European commercial paper markets, as well as other cost-effective short-term instruments. In addition, we will continue to utilize the public and private debt markets as sources of financing. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At September 30, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, securitized obligations and other borrowings of $0.6 billion, $1.3 billion, $0.8 billion, and $0.1 billion, respectively.

We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC"), providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of September 30, 1999, we had approximately $1.2 billion of medium-term notes outstanding under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets we manage for our clients and for general corporate purposes.

Securitized Obligations
We maintain three separate financing facilities for our continuing operations, the outstanding borrowings of which are securitized by corresponding assets under management and mortgage programs. Such securitized obligations are described below.

Mortgage Facility. We maintain a 364-day financing agreement, expiring in December 1999, to sell mortgage loans under an agreement to repurchase such mortgages (the "Mortgage Agreement"). The Mortgage Agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the Mortgage Agreement. The total commitment under this Mortgage Agreement is $500.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this Mortgage Agreement at September 30, 1999 totaled $439.8 million.

Relocation Facilities. We maintain a 364-day asset securitization agreement, expiring in December 1999, under which an unaffiliated buyer has committed to purchase an interest in the rights to payment related to certain of our relocation receivables. The revolving purchase commitment provides for funding up to a limit of $325.0 million and is renewable on an annual basis at the discretion of the lender in accordance with the asset securitization agreement. Under the terms of this agreement, we retain the servicing rights related to the relocation receivables. At September 30, 1999, we were servicing $248.3 million of assets which were funded under this agreement.

We also maintain an asset securitization agreement, with a separate unaffiliated buyer, which had a purchase commitment up to a limit of $350.0 million. The terms of this agreement are similar to the aforementioned facility, whereby we retained the servicing rights on the rights of payment related to certain of our relocation receivables. At September 30, 1999, we were servicing $85.0 million of assets eligible for purchase under this agreement.

This facility matured and approximately $85.0 million was repaid on October 5, 1999. We are currently in the process of creating a new securitization facility to purchase interests in the rights to payment related to our relocation receivables, which will replace the existing securitizations.

Other Credit Facilities
To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average outstanding commercial paper. We maintain $2.65 billion of unsecured committed credit facilities, which are backed by a consortium of domestic and foreign banks. The facilities are comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in the year 2002. In addition, we have a $150.0 million revolving credit facility, which matures in December 1999, and other uncommitted lines of credit with various financial institutions, which were unused at September 30, 1999. We closely evaluate not only the credit of the banks, but also the terms of the various agreements to ensure ongoing availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continually seek additional sources of liquidity to accommodate asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet our funding needs, we believe that we have appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and our $2.65 billion of revolving credit facilities.

Restrictions on Dividends to Cendant
Pursuant to a covenant in our Indenture with the trustee relating to our medium-term notes, we are restricted from paying dividends, making distributions, or making loans to Cendant to the extent that such payments are collectively in excess of 40% of our consolidated net income (as defined in the covenant) for each fiscal year, provided however, that we can distribute to Cendant 100% of any extraordinary gains from asset sales and capital contributions previously made to us by Cendant. Notwithstanding the foregoing, we are prohibited under such covenant from paying dividends or making loans to Cendant if upon giving effect to such dividends and/or loan, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

Liquidity and Capital Resources - Discontinued Operations

Contribution of Fuel Card Subsidiaries by Cendant. Cendant contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to us in April 1999. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, our financial results for the three and nine months ended September 30, 1998 have been restated as if the Company, WEX and Harpur had operated as one entity since inception. The operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by Cendant pursuant to a purchase business combination and, accordingly, when common control was established.

Divestiture. On June 30, 1999, we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, WEX, Harpur and other subsidiaries, pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us, which was executed on May 22, 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360.0 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs, which was payable to us. Accordingly, on June 30, 1999, we received additional cash payments and a note receivable from ARAC of $3,016.9 million and $30.6 million, respectively, which collectively were equal to the outstanding balances of fleet segment financing arrangements on such date. On such date, we utilized $1,809.4 million of proceeds to repay the outstanding borrowings under the secured financing facilities as well as certain other secured loans and borrowings under unsecured short-term facilities. Additionally, in July and August 1999, utilizing the cash proceeds from the Fleet segment disposition, we made dividend payments to Cendant in the amounts of $1,033.0 million and $56.3 million, respectively. Such dividends were in compliance with the dividend restriction covenant pursuant to the Indenture under which we issue medium-term notes (see "Restrictions on Dividends to Cendant"). The remaining proceeds were designated to repay outstanding corporate debt as it matures (the borrowings of which had been loaned to the fleet segment to finance the purchases of leased vehicles) and to finance other assets under management and mortgage programs.

The convertible preferred stock of Avis Fleet pays dividends at an annual rate of 5% and is convertible into common stock of ARAC at our option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet segment attaining certain EBITDA (earnings before interest, taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC common stock. If all of the Avis Fleet convertible preferred stock was converted into common stock of ARAC, as of the closing date, the Company would have owned approximately 15% of ARAC's outstanding common equity. The transaction followed a competitive bidding process. In connection with the disposition of our fleet segment, we recorded an after-tax gain on sale of discontinued operations of $871.2 million in the second quarter of 1999. The fleet segment disposition was structured in accordance with applicable tax law to be treated as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. Should the transaction be deemed taxable, the resultant tax liability could be material.

Cash Flows

We generated $730.4 million of cash flows from operating activities during the nine months ended September 30, 1999 representing a $1.0 billion increase from the nine months ended September 30, 1998. The increase in cash flows from operating activities was primarily due to a $1.4 billion increase in proceeds from sales and mortgage loan payments which reflects larger loan sales to secondary markets in proportion to loan originations.

We generated $1.2 billion of cash flows from investing activities during the nine months ended September 30, 1999 representing a $1.4 billion increase from the nine months ended September 30, 1998. The incremental cash flows from investing activities was primarily attributable to net cash proceeds of $1.8 billion received in connection with our fleet segment disposition partially offset by incremental net investments in assets under management and mortgage programs of $468.7 million.

Net cash provided by financing activities decreased $2.4 billion in 1999 over 1998 primarily due to net repayments on fundings for our investments in assets under management and mortgage programs.

Litigation

Accounting Irregularities. Since the April 15, 1998 announcement by our Parent Company of the discovery of potential accounting irregularities in the former business units of CUC International Inc. ("CUC"), approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on the Parent Company's behalf and several individual lawsuits and arbitration proceedings have been commenced in various courts and other forums against the Parent Company and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC advised the Parent Company that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from the investigations, the Parent Company made all adjustments considered necessary which are reflected in its financial statements. Although our Parent Company can provide no assurances, the Parent Company does not expect that additional adjustments will be necessary.

While the Parent Company is engaged in discussions with counsel for the plaintiffs in certain of these actions seeking a settlement of them, the Parent Company does not believe that it is feasible to predict or determine the final outcome of these proceedings or investigations or to estimate the amounts or potential range of loss with respect to these proceedings or investigations. The possible outcomes or resolutions of the proceedings and investigations could include judgements against the Parent Company or settlements and could require substantial payments by the Parent Company. In addition, the timing of the final resolution of the proceedings or investigations is uncertain. We believe that material adverse outcomes with respect to such Parent Company proceedings or investigations could have a material adverse impact on our financial condition, results of operations or cash flows.

Other Pending Litigation. We and our subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Impact of New Accounting Pronouncements

We adopted Statement of Financial Accounting Standards ("SFAS") No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other interests based on its ability and intent to sell or hold those investments. As of January 1, 1999, we reclassified mortgage-backed securities and other interests retained after the securitization of mortgage loans from the trading to the available for sale category. Subsequent to the adoption of SFAS No. 134, such securities and interests are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 134 did not have a material impact on our financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires us to record all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. If the derivative does not qualify as a hedging instrument, the change in the derivative fair values will be immediately recognized as a gain or loss in earnings. If the derivative does qualify as a hedging instrument, the gain or loss on the change in the derivative fair values will either be recognized (i) in earnings as offsets to the changes in the fair value of the related item being hedged or (ii) be deferred and recorded as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transactions occur. We have not yet determined what impact the adoption of SFAS No. 133 will have on our financial statements. Implementation of this standard has recently been delayed by the FASB for a twelve month period. We will adopt SFAS No. 133 as required for our first quarterly filing of fiscal year 2001.

Year 2000 Compliance

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly beginning and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. As part of such initiative, we selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business systems subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed each of the above stated Phases and have identified and assessed five areas of risk: (i) internally developed business applications; (ii) third party vendor software, such as business applications, operating systems and special function software;
(iii) computer hardware components; (iv) electronic data transfer systems between our customers, third party service providers and us; and (v) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk have been identified and that we have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as considered necessary. Substantially all of our mission critical systems have been remediated during 1998. However, we cannot directly control the timing of certain Year 2000 compliant vendor products and in certain situations, exceptions to the December 1998 date have been authorized. We have made significant progress toward contingency planning. We are confident that the contingency planning phases will be completed prior to December 31, 1999.

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

The total cost of our Year 2000 compliance plan is anticipated to be $8.5 million. Approximately $7.9 million of these costs had been incurred through September 30, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing and capitalizing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made, including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time, we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

Forward-Looking Statements

We make statements about our future results in this quarterly report that may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

o    The  resolution  or  outcome  of  the  pending  litigation  and  government
     investigations    relating   to   the   previously   announced   accounting
     irregularities at the Parent Company;
o Our ability to develop and implement operational and financial systems to manage rapidly growing operations;
o    Competition in our existing and potential future lines of business;
o Our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financin arrangements; and
o Our ability and our vendors' and customers' ability to complete the necessary actions to achieve a Year 2000 conversion for computer systems and applications.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 12 - Computation of ratio of earnings to fixed charges

                Exhibit 27 - Financial data schedule (for electronic
                             transmission only)

         (b)    Report on Form 8-K

                Form 8-K dated July 9, 1999, reporting in Item 2 the disposition of our fleet business segment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHH CORPORATION




                                   By: /s/Duncan H. Cocroft
                                          Duncan H. Cocroft
                                          Executive Vice President and
                                          Chief Financial Officer




                                   By: /s/ Jon F. Danski
                                           Jon F. Danski
                                           Executive Vice President, Finance and
                                           Chief Accounting Officer


Date:  November 4, 1999