Form 10-K
period 1999-12-31
PHH CORP
filed 2000-03-10
CIK 77776

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999
                           COMMISSION FILE NO. 1-7797

                                 ------------

                                PHH CORPORATION
            (Exact name of Registrant as specified in its charter)


                  MARYLAND                          52-0551284
        (State or other jurisdiction              (IRS Employer
      of incorporation or organization)         Identification No.)

                6 SYLVAN WAY,
           PARSIPPANY, NEW JERSEY                     07054
  (Address of Principal executive offices)         (Zip Code)


                                (973) 428-9700
              (Registrant's telephone number, including area code)

                                 ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of the common stock issued and outstanding and held by nonaffiliates of the Registrant as of December 31, 1999: $0

     Number of shares of common stock of PHH Corporation outstanding on December 31, 1999: 1000

PHH Corporation meets the conditions set forth in General Instructions I (1)
(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

================================================================================

                               TABLE OF CONTENTS




 ITEM                                                                                         PAGE
------                                                                                        ----
       PART I
   1   Business ..............................................................................  1
   2   Properties ............................................................................  7
   3   Legal Proceedings .....................................................................  7
   4   Submission of Matters to a Vote of Security Holders ...................................  8

       PART II
   5   Market for the Registrant's Common Equity and Related Security Holder Matters .........  8
   6   Selected Financial Data ...............................................................  8
   7   Management's Narrative Analysis of the Results of Operations and Liquidity and
       Capital Resources .....................................................................  8
  7a   Quantitative and Qualitative Disclosures about Market Risk ............................ 14
   8   Financial Statements and Supplementary Data ........................................... 15
   9   Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure ............................................................................ 15

       PART III
  10   Directors and Executive Officers of the Registrant .................................... 15
  11   Executive Compensation ................................................................ 15
  12   Security Ownership of Certain Beneficial Owners and Management ........................ 15
  13   Certain Relationships and Related Transactions ........................................ 15

       PART IV
  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................... 16

                                PHH CORPORATION

                                    PART I


ITEM 1. BUSINESS

     Except as expressly indicated or unless the context otherwise requires, the "Company", "PHH", "we", "our", or "us" means PHH Corporation, a Maryland Corporation, and its subsidiaries.

     Pursuant to a merger with HFS Incorporated ("HFS") (the "HFS Merger"), effective April 30, 1997, we became a wholly-owned subsidiary of HFS. On December 17, 1997, pursuant to a merger between CUC International Inc. ("CUC") and HFS (the "Cendant Merger"), HFS was merged into CUC with CUC surviving and changing its name to Cendant Corporation ("Cendant" or the "Parent Company"). As a result of the Cendant Merger, we became a wholly-owned subsidiary of Cendant.


GENERAL

     We are a provider of relocation and mortgage services. In the relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the mortgage segment, our Cendant Mortgage Corporation subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks.

     Additional information related to our business segments, including financial data, is included in Note 15 -- Segment Information to our Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K and included herein.


FORWARD-LOOKING STATEMENTS

     We make statements about our future results in this Annual Report on Form 10-K that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

    o the resolution or outcome of the pending litigation and government investigations relating to the previously announced accounting irregularities at our Parent Company;

    o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

    o  competition in our existing and potential future lines of business;

    o our ability to obtain financing on acceptable terms to finance our existing businesses and growth in such businesses and our ability to operate within the limitations imposed by financing arrangements; and

    o the effect of changes in the level and volatility of current interest rates.

     We derived the forward-looking statements in this Annual Report on Form 10-K (including the documents incorporated by reference in this Annual Report on Form 10-K) from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.

PRINCIPAL EXECUTIVE OFFICES

     Our principal executive offices are located at 6 Sylvan Way, Parsippany, NJ 07054 (telephone number (973) 428-9700).


RECENT DEVELOPMENTS

     On June 30, 1999, we completed the disposition of our fleet segment, which included PHH Vehicle Management Services Corporation, The Harpur Group, Ltd. ("Harpur"), Wright Express Corporation, ("WEX") and other subsidiaries pursuant to an agreement between Avis Rent A Car, Inc. ("ARAC") and us. Prior to the disposition of our fleet businesses, WEX and Harpur (formerly Cendant's fuel card subsidiaries) were contributed to our fleet businesses by Cendant in April 1999. Pursuant to the agreement, ARAC acquired the net assets of our fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of ARAC. We account for the convertible preferred stock using the cost method of accounting.


RELOCATION SEGMENT

     General. Our Relocation Segment represented approximately 50%, 55% and 70% of our net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Our Cendant Mobility Services Corporation ("Cendant Mobility") subsidiary is the largest provider of employee relocation services in the world. Cendant Mobility assists more than 100,000 transferring employees annually, including over 17,000 employees internationally each year in 106 countries and 2,000 destination locations. At December 31, 1999, we employed approximately 2,400 people in our relocation business.

     Services. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers primarily include evaluation, inspection and selling of transferees' homes or purchasing a transferee's home, issuing equity advances (generally guaranteed by the corporate client), certain home, management services, assistance in locating a new home at the transferee's destination, consulting services and other related services.

     Corporate clients pay a fee for the services performed. Another source of revenue is interest on the equity advances and broker referral fees. Substantially all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients). As a result of the obligations of most corporate clients to reimburse Cendant Mobility for losses on resale and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of the corporate clients of our relocation businesses and not on the potential changes in value of residential real estate. We believe such risk is minimal, due to the credit quality of the corporate clients of our relocation subsidiaries. In transactions where we assume the risk of loss on the sale of homes, which comprise approximately 5% of net revenue, we control all facets of the resale process, thereby, limiting our exposure.

     The homesale program service is the core service for many domestic and international programs. This program provides employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing due to corporate downsizing, cost containment, and increased need for expense tracking.

     Our relocation accounting services support auditing, reporting, and disbursement of all relocation-related expense activity.

     Our group move management department provides coordination for moves involving a large number of employees over a short period of time. Services include planning, communications, analysis and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services, and spouse counseling.

     Our moving service, with over 63,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing, and control the quality of van line, driver, and overall service.

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

     Our affinity services provide value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies, that have established members offer our affinity services' to their members at no cost. This service helps the organizations attract new members and to retain current members. Affinity services provide home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 53,000 individuals with approximately 22,000 real estate transactions annually.

     Our international assignment service provides a full spectrum of services for international assignees. This group coordinates the services previously discussed; however, they also assist with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

     Vendor Networks. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 350 principal brokers and 700 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive discounts while maintaining control over the quality of service provided to clients' transferees.

     Competitive Conditions. The principal methods of competition within relocation services are service, quality and price. In the United States, there are two major national providers of such services. We are the market leader in the United States and second in the United Kingdom ("UK").

     Seasonality. Our principal sources of relocation service revenue are based upon the timing of transferee moves, which are lower in the first and last quarter each year, and at the highest levels in the second and third quarters.


MORTGAGE SEGMENT

     General. Our Mortgage Segment represented approximately 48%, 44% and 30% of our net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Through our Cendant Mortgage Corporation ("Cendant Mortgage") subsidiary, we are the ninth largest originator of residential first mortgage loans in the United States, and, on a retail basis, we are the sixth largest originator in 1999. We offer services consisting of the origination, sale and servicing of residential first mortgage loans. A full line of first mortgage products are marketed to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms, including CENTURY 21 (Registered Trademark) , Coldwell Banker (Registered Trademark) and ERA (Registered Trademark) franchisees of the Parent Company, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 1999, Cendant Mortgage had approximately 4,200 employees.

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

     Cendant Mortgage offers mortgages through the following platforms:

    o Internet. Mortgage information is offered to consumers through a Web interface (Log In-Move In) that is owned by Cendant Mortgage. The Web interface was completed in 1999 and contains educational materials, rate quotes and a full mortgage application. This content is made available to the customers of partner organizations. Partners include Century 21, Coldwell Banker, ERA, Cendant Mobility, Mellon Bank, U.S. Bank, Black Entertainment Television, the Gay Financial Network and the Move.com network of Web sites. In addition, we developed and launched our own online brand, InstaMortgage.com in 1999. Applications from online customers are processed via our teleservices platform.

    o Teleservices. Mortgages are offered to consumers through an 800 number teleservices operation based in New Jersey under programs for real estate organizations (Phone In-Move In (Registered Trademark) ), private label programs for financial institutions and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the sixth largest retail originator in 1999 according to "Inside Mortgage Finance".

    o Point of Sale. Mortgages are offered to consumers through field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices around the United States and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer.

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

     Strategy. Our strategy is to increase market share by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices (Phone In-Move In (Registered Trademark) ) and Internet (Log In-Move In (Registered Trademark) ) programs. Phone In-Move In (Registered Trademark) was developed for real estate firms in 1997 and has been established in over 5,600 real estate offices at December 31, 1999. We are well positioned to expand our financial institutions business channel by working with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. We also expect to expand our relocation mortgage volume through increased linkage with Cendant Mobility. Each of these market share growth opportunities is driven by our low cost teleservices platform, which is centralized in Mt. Laurel, New Jersey. The competitive advantages of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

     Competitive Conditions. The principal methods of competition in mortgage banking services are service, quality, products and price. There are an estimated 20,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 1.8% in 1999 from 0.9% in 1998. The market share leader reported a 7.3% market share in the United States according to "Inside Mortgage Finance" for 1999. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages. Consumer demand for variable rate mortgages increased in the second half of 1999.

     Seasonality. The principal sources of mortgage services segment revenue are based principally on the timing of mortgage origination activity, which is based upon the timing of residential real estate sales.

Real estate sales are lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue from the mortgage services business is less in the first calendar quarter of each year.


DISCONTINUED OPERATIONS

     On June 30, 1999, pursuant to Cendant's program to divest non-strategic businesses and assets, we completed the disposition of our fleet segment for aggregate consideration of $1.8 billion (see "Recent Developments"). The following is a description of the fleet businesses through June 30, 1999.

     General. Through our former PHH Vehicle Management Services Corporation, PHH Management Services PLC, Cendant Business Answers PLC, The Harpur Group Ltd. and Wright Express subsidiaries, we offered a full range of fully integrated fleet management services to corporate clients and government agencies. These services included vehicle leasing, advisory services and fleet management services for a broad range of vehicle fleets. Advisory services included fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provided managerial services which included ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States, Canada, UK, Germany and the Republic of Ireland, as well as capabilities throughout Europe, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and re-marketing used vehicles. We also offered various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitizion financing arrangements and bank lines of credit.

     Through our former PHH Vehicle Management Services and Wright Express subsidiaries in the United States and our former Harpur Group Ltd. subsidiary in the UK, we also offered fuel and expense management programs to corporations and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives were able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

     We also provided fuel and expense management programs and a centralized billing service for companies operating truck fleets in the UK, Republic of Ireland and Germany. Drivers of the clients' trucks were furnished with courtesy cards together with a directory listing the names of strategically located truck stops and service stations, which participated in this program. Service fees were earned for billing, collection and record keeping services and for assuming credit risk. These fees were paid by the truck stop or service stations and/or the fleet operator and were based upon the total dollar amount of fuel purchased or the number of transactions processed.

     Products. Our fleet management services were divided into two principal products: (1) Asset Based Products, and (2) Fee Based Products.

     Asset Based Products represented the services our clients required to lease a vehicle which included vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. Open-end leases were the prevalent structure in North America representing 96% of the total vehicles financed in North America and 86% of the total vehicles financed worldwide. The open-end leases were structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changed month to month based upon an index) depending upon client preference. The open-end leases were typically structured with a 12 month minimum lease term, with month to month renewals thereafter. The typical unit remained under lease for approximately 34 months. A client received a full range of services in exchange for a monthly rental payment which included a management fee. The residual risk on the value of the vehicle at the end of the lease term remained with the lessee under an open-end lease, except for a small amount which was retained by the lessor.

     Closed-end leases were structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms were 24 months, 36 months, and 48 months. The closed-end lease structure was preferred in Europe due to certain accounting regulations. The closed-end lease structure was utilized by approximately 71% of the vehicles leased in Europe, but only 14% of the vehicles leased on a worldwide basis. We utilized independent third party valuations and internal projections to set the residuals utilized for these leases.

     The Fee Based Products were designed to effectively manage costs and enhance driver productivity. The three main Fee Based Products were Fuel Services, Maintenance Services and Accident Management. Fuel Services represented the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operated as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express was the leading fleet fuel cards supplier with over 125,000 fuel facilities in its network and in excess of 1.6 million cards issued. Wright Express distributed its fuel cards and related offerings through three primary channels: (1) the WEX-branded Universal Card, which was issued directly to fleets by Wright Express, (2) the Private Label Card, under which Wright Express provided private label fuel cards and related services to commercial fleet customers of major petroleum companies, and (3) Co-Branded Marketing, under which Wright Express fuel cards were co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies. In the UK, our Harpur Group Limited and Cendant Business Answers PLC subsidiaries, utilizing the All Star and Dial brands, maintained the largest independent fueling network with more than 12,000 fueling sites and more than 1.2 million cards in circulation.

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

     Competitive Conditions. The principal factors for competition in vehicle management services were quality, service and price. We were competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We ranked second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There were four other major providers of fleet management service in the United States, hundreds of local and regional competitors, and numerous niche competitors who focused on only one or two products and did not offer the fully integrated range of products provided by us. In the United States, it was estimated that only 45% of fleets are leased by third party providers.


REGULATION

     The federal Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which real estate brokers and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may, to some extent, restrict preferred alliance arrangements involving our parent's real estate brokerage franchisees and our mortgage and relocation businesses. Our mortgage banking services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure, and licensing. Currently, there are local efforts in certain states which could limit referral fees to our relocation business.

     It is a common practice for online mortgage and real estate-related companies to enter into advertising, marketing and distribution arrangements with other Internet companies and websites whereby the mortgage and real estate-related companies pay fees for advertising, marketing and distribution services and other goods and facilities. The applicability of RESPA's referral fee prohibitions to the compensation provisions of these arrangements is unclear and the Department of Housing and Urban Development has provided no guidance to date on the subject. Although we believe that we have structured our relationships with Internet advertisers to ensure compliance with RESPA, some level of risk is inherent absent amendments to the law or regulations, or clarification from regulators.


EMPLOYEES

     As of December 31, 1999, we had approximately 6,600 employees. Management believes our employee relations to be satisfactory.

     On June 30, 1999, Robert D. Kunisch retired as Chief Executive Officer, President and Director of the Company.


ITEM 2. PROPERTIES

     Our principal executive offices are located at a building owned by Cendant at 6 Sylvan Way, Parsippany, New Jersey.

     The relocation segment has their main corporate operations located in three leased buildings in Danbury, Connecticut with lease terms expiring in 2008, 2005 and 2004. There are also six regional offices located in Walnut Creek, California; Oak Brook, Chicago, and Schaumburg, Illinois; Las Colinas, Texas and Mission Viejo, California which provide operation support services for the region pursuant to leases that expire in 2004, 2003, 2004, 2001 and 2003, respectively. We own the office in Mission Viejo. International offices are located in Swindon, UK and Hong Kong, China, pursuant to leases that expire in 2013 and 2001, respectively.

     The mortgage segment has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey consisting of approximately 885,000 square feet. The lease terms expire over the next five years. Regional sales offices are located in Englewood, Colorado and Santa Monica, California, pursuant to leases that expire in 2002 and 2005, respectively.


ITEM 3. LEGAL PROCEEDINGS

     We are a party to various litigation matters arising in the ordinary course of business and a plaintiff in several collection matters which are not considered material either individually or in the aggregate.

     Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in the former CUC business units of our Parent Company, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on Cendant's behalf and several other lawsuits and arbitration proceedings have commenced in various courts and other forums against Cendant and other defendants. In addition, the Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are conducting investigations relating to Cendant's accounting irregularities. The SEC staff has advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from Cendant's internal investigations, Cendant made all financial statement adjustments considered necessary. Although Cendant can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, Cendant does not expect that additional adjustments will be necessary.

     On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, Cendant would pay the class members approximately $2.85 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, Cendant can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

     The proposed settlements do not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. We do not believe that the impact of such unresolved proceedings would be material to our consolidated financial position or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   Not Applicable


ITEM 6. SELECTED FINANCIAL DATA

     Not Applicable


ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES


OVERVIEW

     We are a provider of mortgage and relocation services and a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

     This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1999
                         VS.
                   YEAR ENDED DECEMBER 31, 1998

     The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes, depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude merger-related costs and other unusual charges (credits) ("Unusual Items") which were incurred in connection with our mergers with HFS Incorporated ("HFS") (the "HFS Merger") and CUC International ("CUC") (the "Cendant Merger"). Such Unusual Items are of a non-recurring or unusual nature and are not included in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how our management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. We determined that we have two reportable operating segments comprising our continuing operations based primarily on the types of services we provide, the consumer base to which marketing efforts are directed and the methods we use to sell services. For additional information, including a description of the services provided in each of our reportable operating segments, see Note 15 to the Consolidated Financial Statements.

     Revenues increased $22 million (3%) to $830 million in 1999 from $808 million in 1998. In addition, Adjusted EBITDA which excluded Unusual Items of $19 million in 1998, increased $14 million (4%) to $330 million in 1999 from $316 million in 1998. The Adjusted EBITDA margin increased to 40% in 1999 from 39% in 1998.

RELOCATION SEGMENT

     Revenues and Adjusted EBITDA decreased $29 million (7%) and $3 million (2%), respectively, in 1999 compared with 1998 and the Adjusted EBITDA margin increased to 29% in 1999 from 28% in 1998. Operating results in 1999 benefited from a $13 million increase in referral fees and international relocation service revenue, offset by a comparable decline in home sales revenue. Total expenses decreased $26 million (8%), which included $15 million in cost savings from regional operations, technology and telecommunications, and $11 million in reduced expenses resulting from reduced government home sales and the sale of an asset management company in the third quarter of 1998. The asset management company contributed 1998 revenues and Adjusted EBITDA of $21 million and $16 million, respectively. In 1999, revenues and Adjusted EBITDA benefited from the sale of a minority interest in an insurance subsidiary, which resulted in $7 million of additional revenue and Adjusted EBITDA. In 1998, revenues and Adjusted EBITDA also benefited from an improvement in receivable collections, which permitted an $8 million reduction in billing reserve requirements.


MORTGAGE SEGMENT

     Revenues increased $44 million (12%) and Adjusted EBITDA decreased $4 million (2%), respectively, in 1999 compared with 1998. The increase in revenues resulted from a $32 million increase in loan servicing revenues and a $12 million increase in loan closing revenues. The average servicing portfolio increased $10 billion (29%), with the average servicing fee increasing approximately seven basis points because of a reduction in the rate of amortization on servicing assets. The reduced rate of amortization was caused by higher mortgage interest rates in 1999. Total mortgage closing volume in 1999 was $25.6 billion, a decline of $400 million from 1998. However, purchase mortgage volume (mortgages for home buyers) increased $3.7 billion (24%) to $19.1 billion, offset by a $4.2 billion decline in mortgage refinancing volume. Moreover, purchase mortgage volume from the teleservices business (Phone In-Move In) and Internet business (Log In-Move In) increased $4.7 billion (63%), primarily because of increased purchase volume from Parent Company's real estate franchisees. Industry origination volume is expected to be lower in 2000 compared to 1999 as a result of recent increases in interest rates and reduced refinancing volume. We expect to offset lower refinancing volume with increased purchase mortgage volume in 2000. The Adjusted EBITDA margin decreased to 46% in 1999 from 53% in 1998. Adjusted EBITDA decreased in 1999 because of a $17 million increase in expenses incurred within servicing operations for the larger of the increase in the average servicing portfolio and other expense increases for technology, infrastructure and teleservices to support capacity for volume anticipated in future periods. We anticipate that increased costs to support future volume will negatively impact Adjusted EBITDA through the first six months of 2000.


DISCONTINUED OPERATIONS

     Our fleet businesses, inclusive of the fuel card subsidiaries contributed by Cendant, generated revenues and net income of $166 million and $34 million, respectively, for the six months ended June 30, 1999, the disposition date of the fleet segment. See Liquidity and Capital Resources -- Discontinued Operations for a further discussion.


LIQUIDITY AND CAPITAL RESOURCES -- CONTINUING OPERATIONS

     To ensure adequate funding, we maintain three sources of liquidity: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various high-quality domestic and international banks. In the ordinary course of business, the liquidation of assets under management and mortgage programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. Financial covenants are designed to ensure our self-sufficient liquidity status. Financial covenants include restrictions on dividends payable to the Parent Company and Parent Company loans, limitations on the ratio of debt to equity, and other separate financial restrictions.

     Our exposure to interest rate and liquidity risk is minimized by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities. Using historical information, we will project the relevant characteristics of assets under management and mortgage programs and generally match the projected dollar amount, interest rate and maturity characteristics of the assets within the overall funding program. This is accomplished through stated debt terms or effectively modifying such terms through other instruments, primarily interest rate swap agreements and revolving credit agreements. In our relocation business, we project the length of time that a home will be held before being sold on behalf of the client. Within our mortgage services business, we fund the mortgage loans on a short-term basis until the mortgage loans are sold to unrelated investors, which generally occurs within sixty days. Interest rate risk on mortgages originated for sale is managed through the use of forward delivery contracts and options. Financial derivatives are also used as a hedge to minimize earnings volatility as it relates to mortgage servicing assets.

     We support originated mortgages and advances under relocation contracts primarily by issuing commercial paper, medium term notes and by maintaining secured obligations. Such financing is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since such debt corresponds directly with high quality related assets. We continue to pursue opportunities to reduce our borrowing requirements by securitizing increasing amounts of our high quality assets. We currently have a revolving sales agreement, under which an unaffiliated buyer (the "Buyer"), Bishops Gate Residential Mortgage Trust, a special purpose entity, has committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 1999 and 1998, we were servicing approximately $813 million and $2.0 billion, respectively, of mortgage loans owned by the Buyer.

     Following the execution of our agreement to dispose of our fleet businesses, Fitch IBCA lowered our long-term debt rating from A+ to A and affirmed our short-term debt rating at F1, and Standard and Poor's Corporation affirmed our long-term and short-term debt ratings at A-/A2. Also, in connection with the closing of the transaction, Duff and Phelps Credit Rating Co. lowered our long-term debt rating from A+ to A and our short-term debt rating was reaffirmed at D1. Moody's Investor Service lowered our long-term debt rating from A3 to Baa1 and affirmed our short-term debt rating at P2. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time).

     We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by establishing credit standards to minimize credit risk and the potential for losses. Depending upon asset growth and financial market conditions, we utilize the United States commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At December 31, 1999, aggregate borrowings were comprised of commercial paper, medium-term notes, secured obligations and other borrowings of $0.6 billion, $1.3 billion, $0.3 billion, and $0.1 billion, respectively.

     We have an effective shelf registration statement on file with the Securities and Exchange Commission ("SEC") providing for the aggregate issuance of up to $3.0 billion of medium-term note debt securities. These securities may be offered from time to time, together or separately, based on terms to be determined at the time of sale. As of December 31, 1999, we had approximately $375 million of availability remaining under this shelf registration statement. Proceeds from future offerings will continue to be used to finance assets we manage for our clients and for general corporate purposes.



SECURED OBLIGATIONS

     In December 1999, we renewed our 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Mortgage loans financed under this agreement at December 31, 1999 and 1998 totaled $345 million and $378 million, respectively.

     We are currently in the process of creating a new securitization facility to purchase interests in the rights to payment related to our relocation receivables. Although no assurances can be given, we expect that such facility will be in place by the end of the first quarter of 2000.


OTHER CREDIT FACILITIES

     To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of December 31, 1999, we maintained $2.5 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. On February 28, 2000, we reduced these facilities to $1.5 billion to reflect our reduced borrowing needs after the disposition of our fleet businesses. The facilities consist of a $750 million revolving credit maturing in February 2001 and a $750 million revolving credit maturing in February 2005. Our management closely evaluates not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of our committed facilities at December 31, 1999 was undrawn and available. Our management believes that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continuously seek additional sources of liquidity to accommodate our asset growth and to provide further protection from volatility in the financial markets.

     In the event that the public debt market is unable to meet our funding needs, we believe that we have alternative sources to provide adequate liquidity, including current and potential future securitized obligations and our $1.5 billion of revolving credit facilities.


RESTRICTIONS ON DIVIDENDS TO CENDANT

     Pursuant to a covenant in our indenture with the trustee relating to our medium-term notes, we are restricted from paying dividends, making distributions, or making loans to Cendant to the extent that such payments are collectively in excess of 40% of our consolidated net income (as defined in the covenant) for each fiscal year, provided, however, that we can distribute to Cendant 100% of any extraordinary gains from asset sales and capital contributions previously made to us by Cendant. Notwithstanding the foregoing, we are prohibited under such covenant from paying dividends or making loans to Cendant if upon giving effect to such dividends and/or loan, our debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.


LIQUIDITY AND CAPITAL RESOURCES -- DISCONTINUED OPERATIONS

     Contribution of Fuel Card Business Subsidiaries by Cendant. Cendant contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to us in April 1999 which were included within our fleet business segment. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, our historical financial results have been restated as if the Company, WEX and Harpur had operated as one entity since inception. The operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by Cendant pursuant to a purchase business combination and, accordingly, when common control was established.

     Divestiture. On June 30, 1999, we completed the disposition of our fleet businesses, pursuant to an agreement with Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of our fleet segment through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance to us of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of ARAC. Coincident to the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to us. Accordingly, we also received from ARAC $3.0 billion in cash proceeds and a $30 million receivable. Utilizing the cash proceeds from the fleet businesses disposition, we made a cash dividend payment to Cendant totaling $1.1 billion. We recorded a net gain on the sale of discontinued operations of $887 million ($871 million, after tax). The fleet businesses disposition was structured as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, we believe that, based upon analysis of current tax law, our position would prevail, if challenged.


CASH FLOWS

     We generated $1.3 billion of cash flows from continuing operations in 1999 representing a $1.4 billion increase from 1998. The increase in cash flows from operations was primarily due to a $2.1 billion net reduction in mortgage loans held for sale, which reflects larger loan sales to the secondary markets in proportion to loan originations.

     We generated $1.2 billion in cash flows from investing activities in 1999, representing a $1.5 billion increase from 1998. The incremental cash flows in 1999 from investing activities was primarily attributable to $1.8 billion in net proceeds from the sale of discontinued operations (the fleet businesses). Additionally, we increased our cash investment in management and mortgage programs by $227 million.

     We used net cash of $2.7 billion in financing activities in 1999 compared to providing net cash of $700 million for such activities in 1998. The increase of $3.4 billion of cash flows used in financing activities during 1999 was primarily due to repayments of borrowings.


LITIGATION

     Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in the former CUC business units of our Parent Company, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on Cendant's behalf and several other lawsuits and arbitration proceedings have been commenced in various courts and other forms against Cendant and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

     The SEC and the United States Attorney for the District of New Jersey are conducting investigations relating to the matters referenced above. The SEC staff has advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from Cendant's internal investigations, Cendant made all financial statement adjustments considered necessary. Although Cendant can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, Cendant does not expect that additional adjustments will be necessary.

     On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, Cendant would pay the class members approximately $2.85 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, Cendant can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

     The proposed settlements do not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. We do not believe that the impact of such unresolved proceedings would be material to our consolidated financial position or liquidity.

OTHER INITIATIVES

     We continue to explore ways to increase efficiencies and productivity and to reduce the cost structures of our respective businesses. Such actions could include downsizing, consolidating, restructuring or other related efforts, which we anticipate would be funded through current operations. No assurance may be given that any plan of action will be undertaken or completed.


YEAR 2000

     The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act:

     In order to minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. Our computer systems and equipment successfully transitioned to the Year 2000 with no material issues. We continue to keep our Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. The total cost of our Year 2000 compliance plan was approximately $8 million. We expensed and capitalized the costs to complete the compliance plan in accordance with appropriate accounting policies.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, to fiscal years commencing after June 15, 2000. SFAS No. 133 requires that all derivatives be recorded in the Consolidated Balance Sheets as assets or liabilities and measured at fair value. If the derivative does not qualify as a hedging instrument, changes in fair value are to be recognized in net income. If the derivative does qualify as a hedging instrument, changes in fair value are to be recognized either in net income or other comprehensive income consistent with the asset or liability being hedged. We have developed an implementation plan to adopt SFAS No. 133. Completion of the implementation plan and determination of the impact of adopting SFAS No. 133 is expected to be completed by the fourth quarter of 2000. We will adopt SFAS No. 133 on January 1, 2001, as required.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. We will adopt SAB No. 101 on January 1, 2000, as required, and do not expect such adoption to have a material impact on our Consolidated Financial Statements.


FORWARD-LOOKING STATEMENTS

     We make statements about our future results in this Annual Report that may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause our actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

    o the resolution or outcome of the pending litigation and government investigations relating to the previously announced accounting irregularities at our Parent Company;

    o our ability to develop and implement operational and financial systems to manage rapidly growing operations;

    o competition in our existing and potential future lines of business;

    o our ability to obtain financing on acceptable terms to finance our existing businesses and growth in such businesses and our ability to operate within the limitations imposed by financing arrangements; and

    o the effect of changes in the level and volatility of current interest rates.

     We derived the forward-looking statements in this Annual Report from the foregoing factors and from other factors and assumptions, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to publicly correct or update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if we later become aware that they are not likely to be achieved.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses various financial instruments, particularly interest rate and currency swaps, forward delivery commitments, futures and options contracts and currency forwards, to manage and reduce the interest rate risk related specifically to its committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities, and debt. The Company also uses foreign exchange forwards to manage and reduce the foreign currency exchange rate risk related to its foreign currency denominated translational exposures. The Company is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Company does not engage in trading, market-making, or other speculative activities in the derivatives markets. The Company's derivative financial instruments are designated as hedges of underlying exposures, as those instruments demonstrate high correlation in relation to the asset or transaction being hedged. More detailed information about these financial instruments is provided in Notes 8 and 9 to the Consolidated Financial Statements.

     Interest and currency rate risks are the principal market exposures of the Company.

    o Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Company's profitability. The Company's primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgagor prepayments, mortgage loans held for sale, and anticipated mortgage production arising from commitments issued and LIBOR and commercial paper interest rates due to their impact on variable rate borrowings. The Company anticipates that such interest rates will remain a primary market exposure of the Company for the foreseeable future.

    o The Company's primary foreign currency rate exposure is to exchange rate fluctuations of the British pound sterling. The Company anticipates that such foreign currency exchange rate will remain a primary market exposure of the Company for the foreseeable future.

     The Company assesses its market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

     The Company uses a discounted cash flow model in determining the fair market value of investment in leases and leased vehicles, relocation receivables, equity advances on homes, mortgages, commitments to fund mortgages, mortgage servicing rights and mortgage-backed securities. The primary assumptions used in these models are prepayment speeds and discount rates. In determining the fair market value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrowers propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgages and commitments to fund mortgages forward delivery contracts and options, the Company uses an option-adjusted spread ("OAS") model in determining the impact of interest rate shifts. The Company also utilizes the OAS model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair market value.

     The Company uses a duration-based model in determining the impact of interest rate shifts on its debt portfolio and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

     The Company uses a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated derivatives and monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all currency exposures of the Company at December 31, 1999 and 1998.

     The Company's total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis permitted, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

     The Company used December 31, 1999 and 1998 market rates on its instruments to perform the sensitivity analyses separately for each of the Company's market risk exposures -- interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

     The Company has determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on its earnings, fair values and cash flows would not be material.

     While these results may be used as benchmarks, they should not be viewed as forecasts.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statement Index commencing on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


   ITEM 14(a)(1) FINANCIAL STATEMENTS


       See Financial Statement Index commencing on page F-1 hereof.


     ITEM 14(a)(3) EXHIBITS


     See Exhibit Index.


     ITEM 14(b) REPORTS ON FORM 8-K

     ON December 17, 1999, we filed a current report on Form 8-k to report under
Item 5 our Parent Company's preliminary settlement of its common stock class action litigation.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHH CORPORATION


                                        By: /s/ Richard A. Smith
                                           ---------------------
                                           Richard A. Smith
                                           President


                                        March 9, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Principal Executive Officer:


/s/ Richard A. Smith
---------------------
Richard A. Smith
President


Principal Financial Officer:


/s/ Duncan H. Cocroft
---------------------
Duncan H. Cocroft
Executive Vice President,
Chief Financial Officer


Principal Accounting Officer:


/s/ Jon F. Danski
---------------------
Jon F. Danski
Executive Vice President, Finance


Board of Directors:


/s/ James E. Buckman
---------------------
James E. Buckman
Director


/s/ Stephen P. Holmes
---------------------
Stephen P. Holmes
Director

                         INDEX TO FINANCIAL STATEMENTS




                                                                                              PAGE
                                                                                             -----
Independent Auditors' Report                                                                  F-2

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997    F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998                                  F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997    F-5

Consolidated Statements of Shareholder's Equity for the years ended December 31, 1999,
  1998 and 1997                                                                               F-6

Notes to Consolidated Financial Statements                                                    F-7

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of PHH Corporation


     We have audited the accompanying consolidated balance sheets of PHH Corporation and its subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and shareholder's equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2000

                       PHH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)



                                                                           YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                          1999       1998        1997
                                                                       ---------   --------   ---------
REVENUES
 Service fees:
   Relocation services (net of interest costs of $24, $27 and $32)      $  408      $ 436       $ 410
   Mortgage services (net of amortization of mortgage servicing
    rights and interest costs of $227, $221 and $181)                      397        353         179
                                                                        ------      -----       -----
 Service fees, net                                                         805        789         589
 Other                                                                      25         19          --
                                                                        ------      -----       -----
Net revenues                                                               830        808         589
                                                                        ------      -----       -----
EXPENSES
 Operating                                                                 425        387         343
 General and administrative                                                 75        105          99
 Depreciation and amortization                                              36         26          13
 Merger-related costs and other unusual charges (credits)                   --        (19)        190
                                                                        ------      -----       -----
Total expenses                                                             536        499         645
                                                                        ------      -----       -----
INCOME (LOSS) BEFORE INCOME TAXES                                          294        309         (56)
Provision for income taxes                                                 112        124          15
                                                                        ------      -----       -----
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   182        185         (71)
Discontinued operations:
 Income from discontinued operations, net of tax                            34        108          27
 Gain on sale of discontinued operations, net of tax                       871         --          --
                                                                        ------      -----       -----
NET INCOME (LOSS)                                                       $1,087      $ 293       $ (44)
                                                                        ======      =====       =====

                See Notes to Consolidated Financial Statements.

                       PHH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)




                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                 1999          1998
                                                                             ------------   ---------
ASSETS
 Cash and cash equivalents                                                      $   80       $  281
 Accounts and notes receivable, net of allowance for doubtful accounts of
   $7 and $5                                                                       566          458
 Property and equipment, net                                                       167          150
 Investment in convertible preferred stock                                         369           --
 Other assets                                                                      379          256
 Net assets of discontinued operations                                              --          967
                                                                                ------       ------
Total assets exclusive of assets under programs                                  1,561        2,112
                                                                                ------       ------
Assets under management and mortgage programs
 Relocation receivables                                                            530          659
 Mortgage loans held for sale                                                    1,112        2,416
 Mortgage servicing rights                                                       1,084          636
                                                                                ------       ------
                                                                                 2,726        3,711
                                                                                ------       ------
TOTAL ASSETS                                                                    $4,287       $5,823
                                                                                ======       ======
LIABILITIES AND SHAREHOLDER'S EQUITY
 Accounts payable and accrued liabilities                                       $  447       $  708
 Deferred income                                                                    32           27
                                                                                ------       ------
Total liabilities exclusive of liabilities under programs                          479          735
                                                                                ------       ------
Liabilities under management and mortgage programs
 Debt                                                                            2,314        3,692
 Deferred income taxes                                                             310          198
                                                                                ------       ------
                                                                                 2,624        3,890
                                                                                ------       ------
Commitments and contingencies (Note 10)
Shareholder's equity
 Preferred stock -- authorized 3,000,000 shares; none issued and
   outstanding                                                                      --           --
 Common stock, no par value -- authorized 75,000,000 shares; issued and
   outstanding 1,000 shares                                                        512          480
 Retained earnings                                                                 674          745
 Accumulated other comprehensive loss                                               (2)         (27)
                                                                                ------       ------
Total shareholder's equity                                                       1,184        1,198
                                                                                ------       ------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $4,287       $5,823
                                                                                ======       ======

                See Notes to Consolidated Financial Statements.

                       PHH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)



                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                        1999           1998           1997
                                                                                   -------------- -------------- --------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $  1,087       $    293       $    (44)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Income from discontinued operations, net of tax                                          (34)          (108)           (27)
 Gain on sale of discontinued operations, net of tax                                     (871)            --             --
 Depreciation and amortization                                                             36             26             13
 Gain on sales of mortgage servicing rights                                               (13)           (20)           (16)
 Merger-related costs and other unusual charges (credits)                                  --            (19)           190
 Payments of merger-related costs and other unusual charges (credits)                      (3)           (35)          (119)
Net changes in assets and liabilities from continuing operations:
 Accounts and notes receivable                                                            (53)           (31)           (17)
 Accounts payable and other accrued liabilities                                          (339)           203             78
 Deferred income taxes                                                                    121            166            (30)
 Other, net                                                                               (15)            62             46
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                            (84)           537             74
                                                                                     --------       --------       --------
Management and mortgage programs:
 Depreciation and amortization                                                            118            158             96
 Origination of mortgage loans                                                        (25,025)       (26,572)       (12,217)
 Proceeds on sale and payments from mortgage loans held for sale                       26,328         25,792         11,829
                                                                                     --------       --------       --------
                                                                                        1,421           (622)          (292)
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS          1,337            (85)          (218)
                                                                                     --------       --------       --------
INVESTING ACTIVITIES
Property and equipment additions                                                          (69)          (106)           (34)
Proceeds from sales of marketable securities                                               14             --             --
Purchases of marketable securities                                                        (50)            --             --
Net proceeds from sale of discontinued operations                                       1,803             --             --
Other, net                                                                                (34)            12             19
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                          1,664            (94)           (15)
                                                                                     --------       --------       --------
Management and mortgage programs:
 Equity advances on homes under management                                             (7,608)        (6,484)        (6,845)
 Repayment on advances on homes under management                                        7,688          6,624          6,863
 Additions to mortgage servicing rights                                                  (727)          (524)          (270)
 Proceeds from sales of mortgage servicing rights                                         156            119             49
                                                                                     --------       --------       --------
                                                                                         (491)          (265)          (203)
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS          1,173           (359)          (218)
                                                                                     --------       --------       --------
FINANCING ACTIVITIES
Parent company capital contribution                                                        20             46             90
Payment of dividends                                                                   (1,158)           (97)            (7)
Other, net                                                                                 --             --             22
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
 EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                         (1,138)           (51)           105
                                                                                     --------       --------       --------
Management and mortgage programs:
 Proceeds received for debt repayment in connection with the sale of discontinued
  operations                                                                            3,017             --             --
 Proceeds from debt issuance or borrowings                                              5,064          3,045          2,730
 Principal payments on borrowings                                                      (7,728)        (2,869)        (1,664)
 Net change in short term borrowings                                                   (1,803)           (65)          (515)
 Net change in fundings to discontinued operations                                       (101)           636           (200)
                                                                                     --------       --------       --------
                                                                                       (1,551)           747            351
                                                                                     --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS         (2,689)           696            456
                                                                                     --------       --------       --------
Effect of changes in exchange rates on cash and cash equivalents                          (22)            (7)            (9)
Net cash provided by (used in) discontinued operations                                     --             34            (22)
                                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                     (201)           279            (11)
Cash and cash equivalents, beginning of period                                            281              2             13
                                                                                     --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     80       $    281       $      2
                                                                                     ========       ========       ========

                See Notes to Consolidated Financial Statements.

                       PHH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                       (IN MILLIONS, EXCEPT SHARE DATA)




                                                                                      ACCUMULATED
                                                  COMMON STOCK                           OTHER           TOTAL
                                            -------------------------    RETAINED    COMPREHENSIVE   SHAREHOLDER'S
                                                 SHARES       AMOUNT     EARNINGS    INCOME/(LOSS)      EQUITY
                                            ---------------- -------- ------------- --------------- --------------
BALANCE AT JANUARY 1, 1997                      34,956,835    $  101    $   600          $ (8)         $   693
COMPREHENSIVE LOSS:
 Net loss                                               --        --        (44)           --
 Currency translation adjustment                        --        --         --            (9)
TOTAL COMPREHENSIVE LOSS                                --        --         --            --              (53)
Cash dividends declared                                 --        --         (7)           --               (7)
Stock option plan transactions                     876,264        22         --            --               22
Retirement of common stock                     (35,832,099)       --         --            --               --
Parent company capital contribution                     --       166         --            --              166
                                               -----------    ------    -------          ----          -------
BALANCE AT DECEMBER 31, 1997                         1,000       289        549           (17)             821
COMPREHENSIVE INCOME:
 Net income                                             --        --        293            --
 Currency translation adjustment                        --        --         --           (10)
TOTAL COMPREHENSIVE INCOME                              --        --         --            --              283
Cash dividends declared                                 --        --        (97)           --              (97)
Parent company capital contribution                     --       191         --            --              191
                                               -----------    ------    -------          ----          -------
BALANCE AT DECEMBER 31, 1998                         1,000       480        745           (27)           1,198
COMPREHENSIVE INCOME:
 Net income                                             --        --      1,087            --
 Unrealized loss on marketable securities,
   net of tax of $1                                     --        --         --            (1)
 Currency translation adjustment                        --        --         --           (22)
 Reclassification adjustment, net of tax
   of $0                                                --        --         --            48
TOTAL COMPREHENSIVE INCOME                              --        --         --            --            1,112
Cash dividend declared                                  --        --     (1,158)           --           (1,158)
Parent company capital contribution                     --        32         --            --               32
                                               -----------    ------    -------          ----          -------
BALANCE AT DECEMBER 31, 1999                         1,000    $  512    $   674          $ (2)         $ 1,184
                                               ===========    ======    =======          ====          =======

                See Notes to Consolidated Financial Statements.

                       PHH CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION
   PHH Corporation is a provider of relocation and mortgage services. The Consolidated Financial Statements include the accounts of PHH Corporation and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Financial Statements and Notes thereto are presented. In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect reported amounts and related disclosures. Estimates, by their nature, are based on judgement and available information. As such, actual results could differ from those estimates. Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation. Unless otherwise noted, all dollar amounts presented are in millions.

   CASH AND CASH EQUIVALENTS
   The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   DEPRECIATION AND AMORTIZATION
   Property and equipment is depreciated based upon a straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated lives of the related assets or the lease term, if shorter.

   ASSET IMPAIRMENT
   The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

   REVENUE RECOGNITION AND BUSINESS OPERATIONS
   Relocation. Relocation services provided by the Company include facilitating the purchase and resale of the transferee's residence, providing equity advances on the transferee's residence and home management services. The home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

   While homes are held for resale, the amount funded for such homes carry an interest charge computed at a floating rate. Direct costs of managing the home during the period the home is held for resale, including property taxes and repairs and maintenance, are generally borne by the client corporation. The client corporation generally advances funds to cover a portion of such carrying costs.

   Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services are recognized over the periods in which the services are provided and the related expenses are incurred.

   Mortgage. Loan origination fees, commitment fees paid in connection with the sale of loans, and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. See Note 5 -- Mortgage Loans Held For Sale.

   Fees received for servicing loans owned by investors are credited to income when earned. Costs associated with loan servicing are charged to expense as incurred.

   Mortgage servicing rights ("MSRs") are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Operations. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions, and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. See Note 6 -- Mortgage Servicing Rights.

   PARENT COMPANY STOCK OPTION PLANS
   Certain executives and employees of the Company participate in stock option plans sponsored and administered by the Parent Company. The Company does not sponsor or maintain any stock option plans. Accounting Principles Board ("APB") Opinion No. 25 is applied in accounting for options issued under the Parent Company's plans. Under APB No. 25, because the exercise prices of the stock options are equal to or greater than the market prices of the underlying Parent Company stock on the date of grant, no compensation expense is recognized.

   In connection with the disposition of the fleet businesses, Parent Company stock options associated with certain employees of the Company's fleet businesses were modified. Accordingly, additional compensation cost of $14 million was recognized and was included in the calculation of the net gain on the sale of discontinued operations. See Note 2 -- Discontinued Operations.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
   In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, to fiscal years commencing after June 15, 2000. SFAS No. 133 requires that all derivatives be recorded in the Consolidated Balance Sheets as assets or liabilities and measured at fair value. If the derivative does not qualify as a hedging instrument, changes in fair value are to be recognized in net income. If the derivative does qualify as a hedging instrument, changes in fair value are to be recognized either in net income or other comprehensive income consistent with the asset or liability being hedged. The Company has developed an implementation plan to adopt SFAS No. 133. Completion of the implementation plan and determination of the impact of adopting SFAS No. 133 is expected to be completed by the fourth quarter of 2000. The Company will adopt SFAS No. 133 on January 1, 2001, as required.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company will adopt SAB No. 101 on January 1, 2000, as required, and does not expect such adoption to have a material impact on the Consolidated Financial Statements.


2. DISCONTINUED OPERATIONS

   Contribution of Fuel Card Subsidiaries by Parent Company. In April 1999, the Parent Company contributed its fuel card subsidiaries, Wright Express Corporation ("WEX") and The Harpur Group, Ltd. ("Harpur"), to the Company which were included within the fleet businesses. As both entities were under common control, such transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, financial results for the years ended December 31, 1998 and 1997 have been previously restated as if the Company, WEX and Harpur had operated as one entity since inception. However, the operating results of Harpur are included from January 20, 1998, the date on which Harpur was acquired by the Parent Company pursuant to a purchase business combination and, accordingly, the date on which common control was established.

   Divestiture. On June 30, 1999, the Company completed the divestiture of the fleet businesses pursuant to an agreement between the Company and Avis Rent A Car, Inc. ("ARAC"). Pursuant to the agreement, ARAC acquired the net assets of the fleet businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance of $360 million of convertible preferred stock of Avis Fleet Leasing and Management Corporation ("Avis Fleet"), a wholly-owned subsidiary of ARAC. During 1999, the Company received dividends of $9 million, which increased the basis of the underlying preferred stock investment (such amount is included as a component of other revenue in the Consolidated Statements of Operations). Coincident with the closing of the transaction, ARAC refinanced the assumed debt under management programs which was payable to the Company. Accordingly, the Company also received from ARAC $3.0 billion of cash proceeds and a $30 million receivable. The Company used proceeds of $1.8 billion to repay outstanding fleet financing arrangements. Additionally utilizing the cash proceeds, the Company made dividend payments to Cendant totaling $1.1 billion.

   The convertible preferred stock of Avis Fleet is convertible into non-voting common stock of ARAC at the Company's option upon the satisfaction of certain conditions, including the per share price of ARAC Class A common stock equaling or exceeding $50 per share and the fleet businesses attaining certain EBITDA (earnings before interest, income taxes, depreciation and amortization) thresholds, as defined. There are additional circumstances upon which the shares of Avis Fleet convertible preferred stock are automatically or mandatorily convertible into ARAC non-voting common stock.

   The Company realized a net gain on the disposition of the fleet businesses of $887 million ($871 million, after tax) which included income from operations, subsequent to the measurement date of $6 million. The realized gain is net of approximately $90 million of transaction costs. The fleet businesses disposition was structured as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

   Summarized financial data of the Company's fleet businesses, inclusive of WEX and Harpur, is as follows:


   STATEMENTS OF OPERATIONS


                                   YEAR ENDED DECEMBER 31,
                                  -------------------------
                                   1999     1998      1997
                                  ------   ------   -------
   Net revenues                    $166     $383     $324
                                   ====     ====     ====
   Income before income taxes      $ 52     $152     $ 59
   Provision for income taxes        18       44       32
                                   ----     ----     ----
   Net income                      $ 34     $108     $ 27
                                   ====     ====     ====

     BALANCE SHEET


                                                                DECEMBER 31,
                                                                    1998
                                                               -------------
   Total assets exclusive of assets under programs               $    893
   Assets under management programs                                 3,801
   Total liabilities exclusive of liabilities under programs         (379)
   Liabilities under management programs                           (3,348)
                                                                 --------
   Net assets of discontinued operations                         $    967
                                                                 ========

3. MERGER-RELATED COSTS AND OTHER UNUSUAL CHARGES (CREDITS)

   The Company incurred merger-related costs and other unusual charges ("Unusual Charges") in 1997 of $251 million primarily associated with its mergers with HFS Incorporated ("HFS") (the "HFS Merger") and CUC International, Inc. ("CUC") (the "Cendant Merger") of which $190 million related to continuing operations and $61 million related to businesses which have been discontinued. Liabilities associated with Unusual Charges are classified as a component of accounts payable and accrued liabilities. The personnel related liabilities remaining at December 31, 1999 relate to future severance and benefit payments, and the remaining facility related liabilities represent future lease termination payments. The utilization of such liabilities from inception is summarized by category of expenditure and by charge as follows:




                             NET                                              BALANCE AT                 BALANCE AT
                           UNUSUAL      1997         1998          1998      DECEMBER 31,    1999       DECEMBER 31,
                           CHARGES   REDUCTIONS   REDUCTIONS   ADJUSTMENTS       1998      REDUCTIONS      1999
                          --------- ------------ ------------ ------------- -------------- ---------- -------------
  Professional fees         $  14      $ (14)       $  (4)        $  4            $--         $--          $--
  Personnel related           148        (95)         (23)         (19)            11          (2)           9
  Business terminations        69        (67)           4           (6)            --          --           --
  Facility related and
  other                        20         (5)         (11)           1              5          (2)           3
                            -----      -----        -----         -----           ---         ---          ---
  Total Unusual Charges       251       (181)         (34)         (20)            16          (4)          12
  Reclassification for
    discontinued
    operations                (61)        56            4            1             --          --           --
                            -----      -----        -----         -----           ---         ---          ---
  Total Unusual Charges
    related to continuing
    operations              $ 190      $(125)       $ (30)        $(19)           $16         $(4)         $12
                            =====      =====        =====         =====           ===         ====         ===

  HFS Merger                $ 209      $(151)       $ (20)        $(24)           $14         $(3)         $11
  Cendant Merger               42        (30)         (14)           4              2          (1)           1
                            -----      -----        -----         -----           ---         ---          ---
  Total Unusual Charges       251       (181)         (34)         (20)            16          (4)          12
  Reclassification for
    discontinued
    operations                (61)        56            4            1             --          --           --
                            -----      -----        -----         -----           ---         ---          ---
  Total Unusual Charges
    related to continuing
    operations              $ 190      $(125)       $ (30)        $(19)           $16         $(4)         $12
                            =====      =====        =====         =====           ===         ====         ===

   HFS MERGER CHARGE

   The Company incurred $223 million of Unusual Charges in the second quarter of 1997 primarily associated with the HFS Merger. During the fourth quarter of 1997, as a result of changes in estimates, the Company reduced certain merger-related liabilities, which resulted in a $14 million credit to Unusual Charges. The Company incurred $110 million of professional fees and executive compensation expenses directly as a result of the HFS Merger, and also incurred $113 million of expenses resulting from reorganization plans formulated prior to and implemented as of the merger date. The

   HFS Merger afforded the combined company, at such time, an opportunity to rationalize its combined corporate infrastructure as well as its businesses and enabled the corresponding support and service functions to gain organizational efficiencies and maximize profits. Management initiated a plan just prior to the HFS Merger to continue the downsizing of fleet businesses by reducing headcount and eliminating unprofitable products. In addition, management initiated plans to integrate its relocation and mortgage origination businesses along with the Parent Company's real estate franchise business to capture additional revenues through the referral of one business unit's customers to another. Management also formalized a plan to centralize the management and headquarter functions of the world's largest, second largest and other company-owned corporate relocation business unit subsidiaries. The aforementioned reorganization plans provided for 450 job reductions which included the elimination of corporate functions and facilities in Hunt Valley, Maryland.

   Professional fees of $14 million were primarily comprised of investment banking, accounting and legal fees incurred in connection with the HFS Merger. Personnel related costs included $136 million associated with employee reductions necessitated by the planned and announced consolidation of the Company's relocation service businesses worldwide, as well as the consolidation of corporate activities. Personnel related charges also included termination benefits such as severance, medical and other benefits and provided for retirement benefits pursuant to pre-existing contracts resulting from a change in control. Several grantor trusts were established and funded by the Company in November 1996 to pay such benefits in accordance with the terms of the merger agreement. The Company incurred business termination charges of $39 million, which represented costs to exit certain activities primarily within the Company's fleet businesses. Such business termination charges included $35 million of asset write-offs, of which $25 million related to businesses which have been discontinued. Facility related and other charges included costs associated with contract and lease terminations, asset disposals and other charges incurred in connection with the consolidation and closure of excess office space.

   During the year ended December 31, 1998, adjustments of $24 million were made to Unusual Charges, of which $23 million related to continuing operations and $1 million related to businesses which have been discontinued. Such adjustments primarily included $19 million of costs associated with a change in estimated severance costs. Liabilities of $11 million remained at December 31, 1999, which were attributable to future severance and lease termination payments. The Company anticipates that severance will be paid in installments through April 2003 and the lease terminations will be paid in installments through August 2002.

   CENDANT MERGER CHARGE
   In connection with the Cendant Merger, in 1997 the Company originally recorded a merger-related charge (the "Cendant Merger Charge") of $42 million. During 1998, an additional $4 million of professional fees were expensed as incurred. The Cendant Merger Charge included approximately $30 million of termination costs associated with discontinued fleet businesses and personnel related costs associated with a non-compete agreement, which was terminated in December 1997 for which $11 million of outstanding obligations were paid in January 1998.


4. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consisted of:



                                                  ESTIMATED       DECEMBER 31,
                                                 USEFUL LIVES   ----------------
                                                   IN YEARS      1999     1998
                                                -------------   ------   -------
   Land                                              --          $  3     $  9
   Building and leasehold improvements             5 - 50          13       20
   Furniture, fixtures and equipment               3 - 10         237      181
                                                                 ----     ----
                                                                  253      210
   Less accumulated depreciation and amortization                  86       60
                                                                 ----     ----
                                                                 $167     $150
                                                                 ====     ====

5. MORTGAGE LOANS HELD FOR SALE

   Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guarantee is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 1999 and 1998, mortgage loans sold with recourse amounted to approximately $52 million and $58 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

   The Company has a revolving sales agreement, under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust, a special purpose entity (the "Buyer"), committed to purchase, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, the Company retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 1999 and 1998, the Company was servicing approximately $813 million and $2.0 billion, respectively, of mortgage loans owned by the Buyer.


6. MORTGAGE SERVICING RIGHTS

   Capitalized MSRs activity consisted of:



                                            MSRs       ALLOWANCE        TOTAL
                                         ----------   -----------   ------------
   BALANCE, JANUARY 1, 1997                $  290        $(1)          $  289
   Additions to MSRs                          252         --              252
   Amortization                               (96)        --              (96)
   Write-down/provision                        --         (4)              (4)
   Sales                                      (33)        --              (33)
   Deferred hedge, net                         19         --               19
   Reclassification of mortgage-related
     securities                               (54)        --              (54)
                                           ------        ---           ------
   BALANCE, DECEMBER 31, 1997                 378         (5)             373
   Additions to MSRs                          475         --              475
   Additions to hedge                          49         --               49
   Amortization                               (82)        --              (82)
   Write-down/recovery                         --          5                5
   Sales                                      (99)        --              (99)
   Deferred hedge, net                        (85)        --              (85)
                                           ------        ---           ------
   BALANCE, DECEMBER 31, 1998                 636         --              636
   Additions to MSRs                          698         (5)             693
   Additions to hedge                          23         --               23
   Amortization                              (118)        --             (118)
   Write-down/recovery                         --          5                5
   Sales                                     (161)        --             (161)
   Deferred hedge, net                          6         --                6
                                           ------        ---           ------
   BALANCE, DECEMBER 31, 1999              $1,084        $--           $1,084
                                           ======        ===           ======


   The value of the Company's MSRs is sensitive to changes in interest rates. The Company uses a hedge program to manage the associated financial risks of loan prepayments. The Company uses certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to administer its hedge program. Premiums paid/received on the acquired derivative instruments are capitalized and amortized over the life of the contracts. Gains and losses associated with the hedge instruments are deferred and recorded as adjustments to the basis of the MSRs. In the event the performance of the hedge instruments do not meet the requirements of the hedge program, changes in the fair value of the hedge instruments will be reflected in the Consolidated Statements of Operations in the current period. Deferrals under the hedge programs are allocated to each applicable stratum of MSRs based upon its original designation and included in the impairment measurement.

   For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. The Company records amortization expense in proportion to and over the period of the projected net servicing revenue. Temporary impairment is recorded through a valuation allowance in the period of occurrence.


7. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

   Borrowings to fund assets under management and mortgage programs consisted of:



                                                                DECEMBER 31,
                                                            --------------------
                                                              1999        1998
                                                            --------   ---------
   Commercial paper                                          $  619     $2,484
   Medium-term notes                                          1,248      2,338
   Secured obligations                                          345      1,902
   Other                                                        102        173
                                                             ------     ------
                                                              2,314      6,897
                                                             ------     ------
   Reclassification for discontinued operations
     Parent Company loans                                        --      1,955
     Secured obligations                                         --      1,104
     Other                                                       --        146
                                                             ------     ------
   Total reclassification for discontinued operations            --      3,205
                                                             ------     ------
   DEBT UNDER MANAGEMENT AND MORTGAGE PROGRAMS APPLICABLE
     TO CONTINUING OPERATIONS                                $2,314     $3,692
                                                             ======     ======



   COMMERCIAL PAPER
   Commercial paper, which matures within 180 days, is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rates on the Company's outstanding commercial paper were 6.7% and 6.1% at December 31, 1999 and 1998, respectively.

   MEDIUM-TERM NOTES
   Medium-term notes primarily represent unsecured loans, which mature through 2002. The weighted average interest rates on such medium-term notes were 6.4% and 5.6% at December 31, 1999 and 1998, respectively.

   SECURED OBLIGATIONS
   The Company maintains separate financing facilities, the outstanding borrowings under which are secured by corresponding assets under management and mortgage programs. The collective weighted average interest rates on such facilities were 7.0% and 5.9% at December 31, 1999 and 1998, respectively. Such secured obligations are described below.

   Mortgage Facility. In December 1999, the Company renewed its 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. This agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender. Mortgage loans financed under this agreement at December 31, 1999 and 1998 totaled $345 million and $378 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets.

   Relocation Facilities. The Company entered into a 364 day asset securitization agreement, effective December 1998, under which an unaffiliated buyer committed to purchase an interest in the right to payments related to certain Company relocation receivables. The revolving purchase commitment provided for funding up to a limit of $325 million and was renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement. Under the terms of this agreement, the Company retained the servicing rights related to the relocation receivables. This facility matured and $248 million was repaid on December 22, 1999. At December 31, 1998, the Company was servicing $248 million of assets, which were funded under this agreement.

   The Company also maintained an asset securitization agreement with a separate unaffiliated buyer, which had a purchase commitment up to a limit of $350 million. The terms of this agreement were similar to the aforementioned facility with the Company retaining the servicing rights on the right of payment. This facility matured and approximately $85 million was repaid on October 5, 1999. At December 31, 1998, the Company was servicing $171 million of assets eligible for purchase under this agreement.

   OTHER
   Other liabilities under management and mortgage programs are principally comprised of unsecured borrowings under uncommitted short-term lines of credit and other bank facilities, all of which mature in 2000. The weighted average interest rates on such debt were 6.8% and 5.5% at December 31, 1999 and 1998, respectively.

   Interest is incurred on borrowings used to finance relocation and mortgage servicing activities. Interest related to equity advances on homes was $24 million, $27 million and $32 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest related to origination and mortgage servicing activities was $109 million, $139 million and $78 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense incurred on borrowings used to finance both equity advances on homes and mortgage servicing activities are recorded net within service fee revenues in the Consolidated Statements of Operations. Total interest payments were $196 million, $166 million and $133 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   As of December 31, 1999, the Company maintained $2.5 billion in committed and unsecured credit facilities, which were backed by domestic and foreign banks. The facilities were comprised of $1.25 billion of syndicated lines of credit maturing in March 2000 and $1.25 billion of syndicated lines of credit maturing in 2002. Under such credit facilities, the Company paid annual commitment fees of $4 million for the year ended December 31, 1999 and $2 million for each of the years ended December 31, 1998 and 1997. The full amount of the Company's committed facility was undrawn and available at December 31, 1999 and 1998. See Note 16 -- Subsequent Events.

   On July 10, 1998, the Company entered into a Supplemental Indenture No. 1 (the "Supplemental Indenture") with a bank, as trustee, under the Senior Indenture dated as of June 5, 1997, which formalizes the policy of the Company limiting the payment of dividends and the outstanding principal balance of loans to the Parent Company to 40% of consolidated net income (as defined in the Supplemental Indenture) for each fiscal year provided, however, that the Company can distribute to the Parent Company 100% of any extraordinary gains from asset sales and capital contributions previously made to the Company by the Parent Company. Notwithstanding the foregoing, the Supplemental Indenture prohibits the Company from paying dividends or making loans to the Parent Company if, upon giving effect to such dividends and/or loan, the Company's debt to equity ratio exceeds 8 to 1, at the time of the dividend or loan, as the case may be.

   DISCONTINUED OPERATIONS
   The purchases of leased vehicles were principally supported by the Company's issuance of commercial paper and medium-term notes (coincident with the Company's financing of other assets under management and mortgage programs) and by the fleet businesses maintaining secured obligations. Proceeds from public debt issuances were historically loaned to the fleet businesses, pursuant to Parent Company loan agreements, consistent with the funding requirements necessary for the purchases of leased vehicles.

8. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in value of MSRs. The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged. As a matter of policy, the Company does not engage in derivative activities for trading or speculative purposes. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate non-performance by any of the counterparties and no material loss would be expected from such non-performance.

   INTEREST RATE SWAPS The Company enters into interest rate swap agreements to modify the contractual costs of debt financing. The swap agreements correlate the terms of the assets to the maturity and rollover of the debt by effectively matching a fixed or floating interest rate with the stipulated revenue stream generated from the portfolio of assets being funded. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense in the Consolidated Statement of Operations. The Company's hedging activities had an immaterial effect on interest expense and the Company's weighted average borrowing rate for the years ended December 31, 1999, 1998 and 1997. The following table summarizes the maturity and weighted average rates of the Company's interest rate swaps for medium-term notes at December 31, 1999:



  PAY FLOATING/RECEIVE FIXED:
   Notional amount                    $   435
   Weighted average receive rate         5.57%
   Weighted average pay rate             6.29%

  PAY FIXED/RECEIVE FLOATING:
   Notional amount                    $   175
   Weighted average receive rate         6.29%
   Weighted average pay rate             6.67%


   FOREIGN EXCHANGE CONTRACTS
   In order to manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign exchange contracts on a selective basis. Such contracts are utilized to hedge intercompany loans to foreign subsidiaries. The principal currency hedged by the Company is the British pound sterling. Gains and losses on foreign currency hedges related to intercompany loans are deferred and recognized upon maturity of the underlying loan in the Consolidated Statements of Operations.

   OTHER FINANCIAL INSTRUMENTS
   With respect to both mortgage loans held for sale and anticipated mortgage loan closings arising from commitments issued, the Company is exposed to the risk of adverse price fluctuations primarily due to changes in interest rates. The Company uses forward delivery contracts and option contracts to reduce such risk. Market value gains and losses on such positions used as hedges are deferred and considered in the valuation of cost or market value of mortgage loans held for sale.

   With respect to the mortgage servicing portfolio, the Company acquired certain derivative financial instruments, primarily interest rate floors, interest rate swaps, principal only swaps, futures and options on futures to manage the associated financial impact of interest rate movements.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND SERVICING RIGHTS


   The following methods and assumptions were used by the Company in estimating its fair value disclosures for material financial instruments. The fair values of the financial instruments presented may not be indicative of their future values.


   MARKETABLE SECURITIES
   Fair value at December 31, 1999 and 1998 was $80 million and $46 million, respectively, and is based upon investment advisor estimates or discounted cash flows using current market assumptions, whichever is practicable, which approximates carrying value. Realized gains or losses on marketable securities are calculated on a specific identification basis.


   RELOCATION RECEIVABLES
   Fair value approximates carrying value due to the short-term nature of the relocation receivables.


   PREFERRED STOCK INVESTMENTS
   Fair value approximates carrying value of the preferred stock investments.


   MORTGAGE LOANS HELD FOR SALE
   Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans net of mortgage-related positions. The value of embedded MSRs has been considered in determining fair value.


   MORTGAGE SERVICING RIGHTS
   Fair value is estimated by discounting future net servicing cash flows associated with the underlying securities using discount rates that approximate current market rates and externally published prepayment rates, adjusted, if appropriate, for individual portfolio characteristics.


   DEBT
   Fair value of the Company's medium-term notes is estimated based on quoted market prices.


   INTEREST RATE SWAPS AND OTHER FINANCIAL INSTRUMENTS
   Fair value is estimated, using dealer quotes, as the amount that the Company would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering interest rates at the reporting date.

   The carrying amounts and fair values of material financial instruments at December 31 are as follows:



                                                          1999                              1998
                                           ---------------------------------- ---------------------------------
                                            NOTIONAL/              ESTIMATED   NOTIONAL/              ESTIMATED
                                             CONTRACT   CARRYING      FAIR      CONTRACT   CARRYING     FAIR
                                              AMOUNT     AMOUNT      VALUE       AMOUNT     AMOUNT      VALUE
                                           ----------- ---------- ----------- ----------- ---------- ----------
   ASSETS UNDER MANAGEMENT AND
    MORTGAGE PROGRAMS
    Mortgage loans held for sale               $ --      $1,112      $1,124       $ --      $2,416     $2,463
    Mortgage servicing rights                    --       1,084       1,202         --         636        788
------------------------------------------     ----      ------      ------       ----      ------     ------
   LIABILITIES UNDER MANAGEMENT AND
    MORTGAGE PROGRAMS
    Debt                                         --       2,314       2,314         --       3,692      3,690
------------------------------------------     ----      ------      ------       ----      ------     ------
   OFF BALANCE SHEET DERIVATIVES RELATING
    TO LIABILITIES UNDER MANAGEMENT AND
    MORTGAGE PROGRAMS
    Interest rate swaps
      in a gain position                        161          --          --        241          --          2
      in a loss position                        449          --           1        690          --         --
    Foreign exchange forwards                    21          --          --         --          --         --
------------------------------------------     ----      ------      ------       ----      ------     ------

                                                           1999                              1998
                                            ---------------------------------- ---------------------------------
                                             NOTIONAL/              ESTIMATED   NOTIONAL/              ESTIMATED
                                              CONTRACT   CARRYING      FAIR      CONTRACT   CARRYING     FAIR
                                               AMOUNT     AMOUNT      VALUE       AMOUNT     AMOUNT      VALUE
                                            ----------- ---------- ----------- ----------- ---------- ----------
   MORTGAGE-RELATED POSITIONS
    Forward delivery commitments (a)           2,434         6         20         5,057         3        (4)
    Option contracts to sell (a)                 440         2          3           701         9         4
    Option contracts to buy (a)                  418         1         --           948         5         1
    Commitments to fund mortgages              1,283        --          1         3,155        --        35
    Commitments to complete
      securitizations (a)                        813        --         (2)        2,031        --        14
    Constant maturity treasury floors (b)      4,420        57         13         3,670        44        84
    Interest rate swaps (b)
      in a gain position                         100        --         --           575        --        35
      in a loss position                         250        --        (26)          200        --        (1)
    Treasury futures (b)                         152        --         (5)          151        --        (1)
    Principal only swaps (b)                     324        --        (15)           66        --         3

----------
   (a) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors including commitments to complete securitizations on loans held by an unaffiliated buyer as described in Note 5 -- Mortgage Loans Held for Sale.

   (b) Carrying amounts and gains (losses) on these mortgage-related positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.



10. COMMITMENTS AND CONTINGENCIES


   LEASES
   The Company has noncancelable operating leases covering various equipment and facilities, which expire through the year 2008. Rental expense for the years ended December 31, 1999, 1998 and 1997 was $29 million, $23 million and $18 million, respectively.

   Future minimum lease payments required under noncancelable operating leases as of December 31, 1999 are as follows:



                  AMOUNT
                 -------
  2000             $17
  2001              17
  2002              16
  2003              11
  2004               9
  Thereafter        21
                   ---
                   $91
                   ===

   LITIGATION
   Parent Company Class Action Litigation and Government Irregularities. Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in former CUC business units of the Parent Company, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on Cendant's behalf and several other lawsuits and arbitration proceedings have been commenced in various courts and other forums against Cendant and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998. The Court has ordered consolidation of many of the actions.

   The SEC and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. The SEC staff had advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from Cendant's internal investigations, Cendant made all financial statement adjustments considered necessary. Although Cendant can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, Cendant does not expect that additional adjustments will be necessary.

   On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. Under the agreement, Cendant would pay the class members approximately $2.85 billion in cash. The settlement remains subject to execution of a definitive settlement agreement and approval by the U.S. District Court. If the preliminary settlement is not approved by the U.S. District Court, Cendant can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

   The proposed settlements do not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. The Company does not believe that the impact of such unresolved proceedings would be material to its consolidated financial position or liquidity.

   Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


11. INCOME TAXES


   The Company's income taxes are included in the consolidated federal income tax return of Cendant. In addition, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. Pre-tax income is primarily generated from domestic sources.


   The income tax provision consists of:


                                         YEAR ENDED DECEMBER 31,
                                  -------------------------------------
                                      1999          1998         1997
                                  -----------   -----------   ---------
   Current
    Federal                          $(11)         $(36)        $16
    State                              --            (5)          1
    Foreign                             2            (1)         --
                                     -----         -----        ----
                                       (9)          (42)         17
                                     -----         -----        ----
   Deferred
    Federal                           102           143          (2)
    State                              19            21          --
    Foreign                            --             2          --
                                     -----         -----        ----
                                      121           166          (2)
                                     -----         -----        ----
   Provision for income taxes        $112          $124         $15
                                     =====         =====        ====

     Deferred income tax assets and liabilities are comprised of:


                                                                         DECEMBER 31,
                                                                       ----------------
                                                                        1999      1998
                                                                       ------   -------
   DEFERRED INCOME TAX ASSETS
     Depreciation and amortization                                      $  3     $  4
     Merger-related costs                                                  8       14
     Accrued liabilities and deferred income                              22       22
     Provision for doubtful accounts                                       2        1
     Other                                                                --        2
                                                                        ----     ----

   DEFERRED INCOME TAX ASSETS EXCLUSIVE OF MANAGEMENT
     AND MORTGAGE PROGRAMS                                              $ 35     $ 43
                                                                        ====     ====

   MANAGEMENT AND MORTGAGE PROGRAMS DEFERRED INCOME TAX ASSETS
     Depreciation                                                       $  7     $ 23
     Accrued liabilities                                                  11       27
                                                                        ----     ----
   Management and mortgage programs deferred income tax assets            18       50
                                                                        ----     ----
   MANAGEMENT AND MORTGAGE PROGRAMS DEFERRED INCOME TAX LIABILITIES
     Depreciation                                                         --       --
     Unamortized mortgage servicing rights                               328      248
                                                                        ----     ----
   Management and mortgage programs deferred income tax liabilities      328      248
                                                                        ----     ----
   NET DEFERRED INCOME TAX LIABILITY UNDER MANAGEMENT AND MORTGAGE
     PROGRAMS                                                           $310     $198
                                                                        ====     ====

   No provision has been made for U.S. federal deferred income taxes on approximately $8 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 1999 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.


   Income tax payments (refunds), net were $5 million, ($11) million and ($1) million for the years ended December 31, 1999, 1998 and 1997, respectively.


   The Company's effective income tax rate for continuing operations differs from the federal statutory rate as follows:




                                                                           YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       1999         1998          1997
                                                                    ----------   ----------   ------------
   Federal statutory rate                                               35.0%        35.0%         (35.0%)
   Merger-related costs                                                   --           --           58.3
   State and local income taxes, net of federal tax benefit              4.2          3.4            1.1
   Amortization of non-deductible goodwill                               0.2          0.1            0.6
   Taxes on foreign operations at rates different than statutory
     U.S. federal rate                                                  (1.4)          --            --
   Other                                                                 0.1          1.6            1.8
                                                                        ----         ----         ------
                                                                        38.1%        40.1%          26.8%
                                                                        ====         ====         ======

12. PENSION AND OTHER BENEFIT PROGRAMS

   EMPLOYEE BENEFIT PLANS
   On May 1, 1998, the Company's employee investment plan (the "Plan") was merged into a Parent Company employee savings plan (the "Cendant Plan"). Coincident with the merger (the "Plan Merger"), Plan participants became participants in the Cendant Plan. Accordingly, the participants' assets that existed at the transfer date under the Plan were invested in comparable investment categories in proportionate amounts in the Cendant Plan. Effective as of the date of the Plan Merger, investment options for participants under the Plan were terminated and all future contributions were invested in options available under the Cendant Plan. After the Plan Merger, participants maintained the same vesting schedule for their Company contributions as was in effect under the Plan. The Company's contributions vest in accordance with an employee's years of vesting service, with an employee being 100% vested after three years of vesting service. Under the Plan, the Company matched employee contributions up to 3% of their compensation, with up to an additional 3% discretionary match available as determined at the end of each plan year. Under the Cendant Plan, employees are entitled to a 100% match of the first 3% of their compensation contributed, with an additional 50% discretionary match up to an additional 3% of their compensation contributed. Such discretionary match is determined at the end of each plan year. The Company's discretionary matches were 50% in 1999, 1998 and 1997. The Company's contributions are allocated based upon the investment elections noted above at the same percentage as the respective employees' base salary withholdings. The Company's costs for contributions were $6 million for each of the years ended December 31, 1999 and 1998 and $3 million for the year ended
   December 31, 1997.

   PENSION AND SUPPLEMENTAL RETIREMENT PLANS
   The Company maintains a non-contributory defined benefit pension plan (the "Pension Plan") covering substantially all domestic employees of the Company and its subsidiaries employed prior to July 1, 1997. Coincident with the disposition of the fleet businesses, all participating employees of the fleet businesses became fully vested in their accrued benefits under the Pension Plan and substantially all such employees (with certain exceptions) ceased accruing additional benefits under the Pension Plan. Additionally, certain assets and liabilities relating to then currently active Company employees located in the United Kingdom ("UK") were transferred from a contributory defined benefit plan sponsored by a UK subsidiary of the fleet businesses to a defined benefit plan sponsored by Cendant. Participation in and transfer into such plan was at the employees' option.

   Under the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's funding policy is to contribute amounts sufficient to meet the minimum requirements plus other amounts as the Company deems appropriate. The Company also sponsors two unfunded supplemental retirement plans to provide certain key executives with benefits in excess of limits under the federal tax law and to include annual incentive payments in benefit calculations. A reconciliation of the projected benefit obligation, plan assets and funded status of the funded pension plans and the amounts included in the Company's Consolidated Balance Sheets is provided below.


                                                 1999         1998
                                             -----------   ---------
   Change in projected benefit obligation
   Benefit obligation at January 1              $119         $ 94
   Service cost                                    5            5
   Interest cost                                   8            7
   Benefits paid                                  (4)          (3)
   Acturial (gain) loss                          (13)          16
   Curtailment                                   (21)          --
   Special termination benefits                    8           --
   Transfers                                      (3)          --
                                                -----        ----
   Benefit obligation at December 31            $ 99         $119
                                                =====        ====

                                                   1999         1998
                                                ---------   -----------
   Change in plan assets
   Fair value of plan assets at January 1         $94          $ 87
   Actual return on plan assets                     4            10
   Benefits paid                                   (5)           (3)
   Transfers                                        7            --
   Other                                           (2)           --
                                                  ----         -----
   Fair value of plan assets at December 31       $98          $ 94
                                                  ====         =====

   Underfunded status of the plan                 $ 1          $ 25
   Unrecognized net gain (loss)                     5           (13)
                                                  ----         -----
   Accrued benefit cost                           $ 6          $ 12
                                                  ====         =====

   The projected benefit obligation and accumulated benefit obligation for the unfunded pension plans with accumulated benefit obligations in excess of plan assets were $3 million each as of December 31, 1999 and $2 million each as of December 31, 1998.

   Components of net periodic benefit costs consists of:



                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                      1999        1998       1997
                                                                  -----------   --------   --------
   Service cost                                                      $  5        $   6      $   6
   Interest cost                                                        8            8          9
   Expected return on plan assets                                      (9)         (11)       (14)
   Curtailment                                                        (10)          --         --
   Amortization of net gain                                            --            2          5
                                                                     -----       -----      -----
   Net periodic pension cost                                           (6)           5          6
   Reclassification for discontinued operations                         3            2          2
                                                                     -----       -----      -----
   Net periodic pension cost (benefit) related to continuing
     operations                                                      $ (9)       $   3      $   4
                                                                     =====       =====      =====


                                                     YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                  1999         1998         1997
Rate assumptions:                              ----------   ----------   ----------
   Discount rate                                   7.75%        6.75%        7.75%
   Rate of compensation increase                   5.00%        5.00%        5.00%
   Long-term rate of return on plan assets        10.00%       10.00%       10.00%

   During 1999, the Company recognized a net curtailment gain of $10 million primarily as a result of the freezing of pension benefits related to the domestic defined benefit pension plan.

   On December 31, 1998 (the "transfer date"), assets were transferred to the Company's pension plan that related to certain Parent Company employees and related plan obligations which were retained as a result of a Parent Company transaction occurring in September 1997. The estimated projected benefit obligation equaled the fair value of the plan's assets (primarily cash) of $7 million at the transfer date.


   POSTRETIREMENT BENEFIT PLANS
   The Company provides certain health care and life insurance benefits for retired employees up to the age of 65. A reconciliation of the accumulated benefit obligation and funded status of the plans and the amounts included in the Company's Consolidated Balance Sheets is provided below:

                                                   DECEMBER 31,
                                               ---------------------
                                                  1999        1998
                                               ---------   ---------
   Change in accumulated benefit obligation
   Benefit obligation at January 1               $13         $  8
   Service cost                                    1            1
   Interest cost                                  --            1
   Benefits paid                                  (1)          --
   Actuarial (gain) loss                          (2)           3
   Curtailment                                    (1)          --
   Change in plan provisions                      (6)          --
                                                 ----        -----
   Benefit obligation at December 31             $ 4         $ 13
                                                 ====        =====
   Funded status -- all unfunded                 $ 4         $ 13
   Unrecognized prior service cost                 4          --
   Unrecognized transition obligation             (3)          (4)
   Unrecognized net gain (loss)                    1           (2)
                                                 ----        -----
   Accrued benefit cost                          $ 6         $  7
                                                 ====        =====

Components of net periodic postretirement benefit costs consists of:




                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                          1999       1998     1997
                                                       ----------   ------   -----
   Service cost                                           $ 1        $ 1      $ 1
   Interest cost                                           --          1        1
   Amortization of unrecognized prior service cost         (1)        --       --
   Curtailment gain                                        (1)        --       --
                                                          ----       ---      ---
   Net cost                                                (1)         2        2
   Reclassification for discontinued operations            --          1        1
                                                          ----       ---      ---
   Net cost related to continuing operations              $(1)       $ 1      $ 1
                                                          ====       ===      ===


                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                           1999         1998         1997
Rate assumptions:                                       ----------   ----------   ----------
   Discount rate                                            7.75%        6.75%        7.75%
   Health care costs trend rate for subsequent year         8.00%        8.00%        8.00%

   The Company recognized a gain of $1 million, which reflects a curtailment of the plan and the related contractual termination of benefits for certain employees. The gain was recorded as a component of the net periodic postretirement benefit cost for the year ended December 31, 1999.

   The health care cost trend rate is assumed to decrease gradually through the year 2004 when the ultimate trend rate of 4.75% is reached. The effects of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate service and interest cost components of net periodic postretirement benefit costs and on the accumulated postretirement benefit obligation are not material.


13. RELATED PARTY TRANSACTIONS

   In the ordinary course of business, the Company is allocated certain expenses from the Parent Company for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. The Parent Company allocates corporate expenses to its subsidiaries based on a percentage of forecasted revenues of its subsidiaries. Such expenses allocated to the continuing operations of the Company amounted to $18 million, $37 million and $34 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in general and administrative expenses in the Consolidated Statements of Operations. In addition, at December 31, 1999, 1998 and 1997, the Company had outstanding balances of $57 million, $273 million and $102 million, respectively, payable to the Parent Company, representing the accumulation of corporate allocations and amounts paid by the Parent Company on behalf of the Company. Amounts payable to the Parent Company are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.


14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   The after-tax components of accumulated other comprehensive income (loss) are as follows:




                                                             UNREALIZED      ACCUMULATED
                                               CURRENCY       LOSSES ON         OTHER
                                             TRANSLATION     MARKETABLE     COMPREHENSIVE
                                              ADJUSTMENT     SECURITIES     INCOME/(LOSS)
                                            -------------   ------------   --------------
   Beginning balance, January 1, 1997           $ (8)           $--            $ (8)
   Current-period change                          (9)            --              (9)
                                                -----           ---            -----
   Ending balance, December 31, 1997             (17)            --             (17)
   Current-period change                         (10)            --             (10)
                                                -----           ---            -----
   Ending balance, December 31, 1998             (27)            --             (27)
   Current-period change                          26             (1)             25
                                                -----           ----           -----
   Ending balance, December 31, 1999            $ (1)           $(1)           $ (2)
                                                =====           ====           =====

   The currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries.


15. SEGMENT INFORMATION

   Management evaluates each segment's performance on a stand-alone basis based on a modification of earnings before interest, income taxes, depreciation and amortization. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude Unusual Charges. Such Unusual Charges are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Interest expense incurred on indebtedness which is used to finance relocation and mortgage origination and servicing activities is recorded net within revenues in the applicable reportable operating segment (see Note 7 -- Liabilities Under Management and Mortgage Programs). The Company determined that it has two reportable operating segments comprising its continuing operations based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services. Inter-segment net revenues were not significant to the net revenues of any one segment. A description of the services provided within each of the Company's reportable operating segments is as follows:

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


SEGMENT INFORMATION

YEAR ENDED DECEMBER 31, 1999

                                       TOTAL     RELOCATION     MORTGAGE     OTHER
                                     --------   ------------   ----------   ------
   Net revenues                       $  830       $  415        $  397      $ 18
   Adjusted EBITDA                       330          122           182        26
   Depreciation and amortization          36           17            19        --
   Segment assets                      4,287        1,033         2,817       437
   Capital expenditures                   69           21            48        --

YEAR ENDED DECEMBER 31, 1998

                                       TOTAL     RELOCATION     MORTGAGE     OTHER
                                     --------   ------------   ----------   ------
   Net revenues                       $  808       $  444        $  353      $ 11
   Adjusted EBITDA                       316          125           186         5
   Depreciation and amortization          26           17             9        --
   Segment assets                      4,856        1,130         3,504       222
   Capital expenditures                  106           70            36        --

YEAR ENDED DECEMBER 31, 1997

                                       TOTAL     RELOCATION     MORTGAGE      OTHER
                                     --------   ------------   ----------   --------
   Net revenues                       $  589       $  410        $  179      $  --
   Adjusted EBITDA                       147           89            75        (17)
   Depreciation and amortization          13            8             5         --
   Segment assets                      3,447        1,061         2,246        140
   Capital expenditures                   42           23            16          3

Provided below is a reconciliation of total Adjusted EBITDA and total assets for reportable segments to the consolidated amounts.



                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999      1998        1997
                                                                ------   --------   ---------
   Adjusted EBITDA for reportable segments                       $330     $ 316       $ 147
   Depreciation and amortization                                   36        26          13
   Merger-related costs and other unusual charges (credits)        --       (19)        190
                                                                 ----     -----       -----
   Consolidated income (loss) before income taxes                $294     $ 309       $ (56)
                                                                 ====     =====       =====


                                                       DECEMBER 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
   Total assets for reportable segments       $4,287      $4,856      $3,447
   Net assets of discontinued operations          --         967         704
                                              ------      ------      ------
   Consolidated total assets                  $4,287      $5,823      $4,151
                                              ======      ======      ======

GEOGRAPHIC SEGMENT INFORMATION



                                        UNITED      UNITED     ALL OTHER
                              TOTAL     STATES     KINGDOM     COUNTRIES
                            --------   --------   ---------   ----------
  1999
  Net revenues               $  830     $  811       $ 11         $ 8
  Assets                      4,287      4,228         39          20
  Long-lived assets             167        166          1          --
  1998
  Net revenues               $  808     $  785       $ 13         $10
  Assets                      5,823      5,339        452          32
  Long-lived assets             150        149          1          --
  1997
  Net revenues               $  589     $  564       $ 13         $12
  Assets                      4,151      3,912        196          43
  Long-lived assets              76         66          9           1

   Geographic segment information is classified based on the geographic location of the subsidiary. Long-lived assets are comprised of property and equipment.


16. SUBSEQUENT EVENTS

   PHH CREDIT FACILITIES
   On February 28, 2000, the Company reduced the availability of its unsecured committed credit facilities from $2.5 billion to $1.5 billion to reflect its reduced borrowing needs as a result of the disposition of its fleet businesses.


                                 --------------

                                 EXHIBIT INDEX


EXHIBITS:

EXHIBIT NO.
-------------                                          DESCRIPTION
 2-1          Agreement and Plan of Merger dated as of November 10, 1996, by and among HFS
              Incorporated, PHH Corporation and Mercury Acquisition Corp., filed as Annex 1 in the
              Joint Proxy Statement/Prospectus included as part of Registration No. 333-24031. (*)
 3-1          Charter of PHH Corporation, as amended August 23, 1996, filed as Exhibit 3-1 to the
              Company's Transition Report on Form 10-K filed on July 29, 1997. (*)
 3-2          By-Laws of PHH Corporation, as amended October, filed as Exhibit 3-1 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1997. (*)
 4-1          Indenture between PHH Corporation and Bank of New York, Trustee, dated as of May 1,
              1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125. (*)
 4-2          Indenture between PHH Corporation and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376. (*)
 4-3          Indenture between PHH Corporation and First National Bank of Chicago, Trustee, dated as of June 5, 1997, filed as Exhibit 4(a) to Registration Statement 333-27715. (*)
 4-4          Indenture between PHH Corporation and Bank of New York, Trustee, dated as of June 5,
              1997, filed as Exhibit 4(a)(11) to Registration Statement 333-27715. (*)
10-1          364-Day Credit Agreement Among PHH Corporation, the Lenders and Chase Manhattan
              Bank, as Administrative Agent, dated February 28, 2000, filed as Exhibit 10.24 (a) to
              Cendant Corporation's Form 10-K for the year ended December 31, 1999.(*)
10-2          Five-year Credit Agreement among PHH Corporation, the Lenders and Chase Manhattan
              Bank, as Administrative Agent, dated February 28, 2000, filed as Exhibit 10.24 (b) to
              Cendant Corporation's Form 10-K for the year ended December 31, 1999.(*)
10-3          Distribution Agreement between the Company and CS First Boston Corporation; Goldman,
              Sachs & Co.; Merrill Lynch & Co.; Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and
              J.P. Morgan Securities, Inc. dated November 9, 1995, filed as Exhibit 1 to Registration
              Statement 33-63627. (*)
10-4          Distribution Agreement between the Company and Credit Suisse; First Boston Corporation;
              Goldman Sachs & Co. and Merrill Lynch & Co., dated June 5, 1997 filed as Exhibit 1 to
              Registration Statement 333-27715. (*)
10-5          Distribution Agreement, dated March 2, 1998, among PHH Corporation, Credit Suisse First
              Boston Corporation, Goldman Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce,
              Fenner & Smith Incorporated and J.P. Morgan Securities, Inc. filed as Exhibit 1 to Form 8-K dated March 3, 1998, File No. 1-07797. (*)
10-6          Agreement and Plan of Merger and Reorganization dated May 22, 1999, by and among PHH
              Corporation, PHH Holdings Corporation and Avis Rent A Car, Inc. and Avis Fleet Leasing
              and Management Corporation, filed as Exhibit (C) to Cendant Corporation's Schedule 13E-4 dated June 16, 1999. (*)
10-7          Agreement between PHH Corporation and Bishop's Gate Residential Mortgage Trust, dated as of December 11, 1998. (**)

EXHIBIT NO.
-------------                                            DESCRIPTION
12            Schedule containing information used in the computation of the ratio of earnings to fixed charges. (**)
23            Consent of Deloitte & Touche LLP. (**)
27            Financial Data Schedule (filed electronically only). (**)
              The registrant hereby agrees to furnish to the Commission upon request a copy of all constituent instruments defining the rights of holders of long-term debt of the registrant and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which instruments the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
------------
*      Incorporated by reference
**     Filed herewith