Form 10-Q
period 2000-03-31
PHH CORP
filed 2000-05-11
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                           COMMISSION FILE NO. 1-7797

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

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    -----------------------------------
                                                                                        2000                   1999
                                                                                    -------------         -------------
NET REVENUES
   Service fees:
     Relocation services (net of interest costs of $5 and $6)                       $          91         $          91
     Mortgage services (net of amortization of mortgage servicing
       rights and interest costs of $45 and $61)                                               77                    93
                                                                                    -------------         -------------
   Service fees, net                                                                          168                   184
   Other                                                                                        7                     2
                                                                                    -------------         -------------
Net revenues                                                                                  175                   186
                                                                                    -------------         -------------

EXPENSES
   Operating                                                                                  117                   103
   General and administrative                                                                  21                    25
   Depreciation and amortization                                                               10                     8
   Other unusual charges                                                                        2                     -
                                                                                    -------------         -------------
Total expenses                                                                                150                   136
                                                                                    -------------         -------------

INCOME BEFORE INCOME TAXES                                                                     25                    50
Provision for income taxes                                                                     10                    18
                                                                                    -------------         -------------
INCOME FROM CONTINUING OPERATIONS                                                              15                    32
Income from discontinued operations, net of tax                                                 -                    22
                                                                                    -------------         -------------
NET INCOME                                                                          $          15         $          54
                                                                                    =============         =============

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             2000             1999
                                                                                        -------------     -------------
ASSETS
   Cash and cash equivalents                                                            $          42     $          80
   Accounts and notes receivable, net                                                             534               566
   Property and equipment, net                                                                    162               167
   Investment in convertible preferred stock                                                      374               369
   Other assets                                                                                   342               379
                                                                                        -------------     -------------
Total assets exclusive of assets under programs                                                 1,454             1,561
                                                                                        -------------     -------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                                 1,226             1,112
   Mortgage servicing rights                                                                    1,196             1,084
   Relocation receivables                                                                         522               530
                                                                                        -------------     -------------
                                                                                                2,944             2,726
                                                                                        -------------     -------------
TOTAL ASSETS                                                                            $       4,398     $       4,287
                                                                                        =============     =============


LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and accrued liabilities                                             $         510     $         447
   Deferred income                                                                                 35                32
                                                                                        -------------     -------------
Total liabilities exclusive of liabilities under programs                                         545               479
                                                                                        -------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                                         2,341             2,314
   Deferred income taxes                                                                          312               310
                                                                                        -------------     -------------
                                                                                                2,653             2,624
                                                                                        -------------     -------------
Commitments and contingencies (Note 6)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares; none issued and outstanding                       -                 -
   Common stock, no par value - authorized 75,000,000 shares; issued and
     outstanding 1,000 shares                                                                     512               512
   Retained earnings                                                                              690               674
   Accumulated other comprehensive loss                                                            (2)               (2)
                                                                                        -------------     -------------
Total stockholder's equity                                                                      1,200             1,184
                                                                                        -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $       4,398     $       4,287
                                                                                        =============     =============


           See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------
OPERATING ACTIVITIES
Net income                                                                              $          15     $          54
Adjustments to reconcile net income to net cash provided by operating activities:
   Income from discontinued operations, net of tax                                                  -               (22)
   Depreciation and amortization                                                                   10                 8
   Other, net                                                                                      87               (31)
                                                                                        -------------     -------------
                                                                                                  112                 9
Management and mortgage programs:
   Depreciation and amortization                                                                   27                30
   Origination of mortgage loans                                                               (3,916)           (6,819)
   Proceeds on sale and payments from mortgage loans held for sale                              3,802             7,280
                                                                                        -------------     -------------
                                                                                                  (87)              491
                                                                                        -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                               25               500
                                                                                        -------------     -------------

INVESTING ACTIVITIES
Property and equipment additions                                                                   (6)              (13)
Other, net                                                                                        (16)               (4)
                                                                                        -------------     -------------
                                                                                                  (22)              (17)
Management and mortgage programs:
   Equity advances on homes under management                                                   (1,619)           (1,462)
   Repayment on advances on homes under management                                              1,655             1,501
   Additions to mortgage servicing rights                                                        (139)             (183)
   Proceeds from sales of mortgage servicing rights                                                35                57
                                                                                        -------------     -------------
                                                                                                  (68)              (87)
                                                                                        -------------     -------------

NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                                  (90)             (104)
                                                                                        -------------     -------------

FINANCING ACTIVITIES
Other, net                                                                                         (1)               14

Management and mortgage programs:
   Proceeds from debt issuance or borrowings                                                      777             1,821
   Principal payments on borrowings                                                            (1,421)           (1,939)
   Net change in short-term borrowings                                                            672              (334)
   Net change in fundings to discontinued operations                                                -                67
                                                                                        -------------     -------------
                                                                                                   28              (385)
                                                                                        -------------     -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                     27              (371)
                                                                                        -------------     -------------

Effect of changes in exchange rates on cash and cash equivalents                                    -               (21)
Cash used in discontinued operations                                                                -              (187)
                                                                                        -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (38)             (183)
Cash and cash equivalents, beginning of period                                                     80               281
                                                                                        -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $          42     $          98
                                                                                        =============     =============

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.     BASIS OF PRESENTATION

       The accompanying unaudited Consolidated Condensed Financial Statements include the accounts of PHH Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Condensed Financial Statements and Notes thereto are presented.

       In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. These Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

       The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim periods.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, to fiscal years commencing after June 15, 2000. Completion of the Company's implementation plan and determination of the impact of adopting SFAS No. 133 is expected by the fourth quarter of 2000. The Company will adopt SFAS No. 133 on January 1, 2001, as required.

3.     COMPREHENSIVE INCOME

       The components of comprehensive income are summarized as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------
        Net income                                                                      $          15     $          54
        Other comprehensive income (loss):
           Currency translation adjustment                                                         (1)              (22)
           Unrealized holding gain (loss) on marketable securities, net of tax                      1                (2)
                                                                                        -------------     -------------
        Total comprehensive income                                                      $          15     $          30
                                                                                        =============     =============

       The after tax components of accumulated other comprehensive loss for the three months ended March 31, 2000 are as follows:

                                                                                    UNREALIZED            ACCUMULATED
                                                                CURRENCY          GAIN (LOSS) ON             OTHER
                                                               TRANSLATION         MARKETABLE             COMPREHENSIVE
                                                               ADJUSTMENT           SECURITIES                LOSS
                                                               ----------           ----------                ----
        Balance, January 1, 2000                              $           (1)      $          (1)        $           (2)
        Current period change                                             (1)                  1                      -
                                                              --------------       -------------         --------------
        Balance, March 31, 2000                               $           (2)      $           -         $           (2)
                                                              ==============       =============         ==============

4.     OTHER UNUSUAL CHARGES

       In connection with a Parent Company restructuring initiative, the Company incurred facility related charges of $2 million as a result of the consolidation of business operations.

5.     DISCONTINUED OPERATIONS

       In June 1999, the Company completed the disposition of its fleet businesses, a former segment of the Company which was classified as a discontinued operation. The Fleet segment primarily provided fleet and fuel card related products and services to corporate clients and government agencies. Summarized financial data of discontinued operations for the three months ended March 31, 1999, were as follows:

       Net revenues                       $         100
                                          =============
       Income before income taxes                    31
       Provision for income taxes                     9
                                          -------------
       Net income                         $          22
                                          =============

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

6.     COMMITMENTS AND CONTINGENCIES

       Parent Company Class Action Litigation and Government Irregularities. Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in former CUC International Inc. ("CUC") business units of Cendant, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on Cendant's behalf and several individual lawsuits and arbitration proceedings have commenced in various courts and other forums against Cendant and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998.

       The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. The SEC advised Cendant that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. As a result of the findings from Cendant's internal investigations, Cendant made all adjustments considered necessary. Although Cendant can provide no assurances that additional adjustments will not be necessary as a result of these government investigations, Cendant does not expect that additional adjustments will be necessary.

       On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey brought on behalf of purchasers of all Cendant and CUC publicly traded securities between May 1995 and August 1998. Under the agreement, Cendant would pay the class members approximately $2.85 billion in cash. The settlement remains subject to approval by the court. If the settlement is not approved by the court, Cendant can make no assurances that the final outcome or settlement of such proceedings will not be for an amount greater than that set forth in the preliminary agreement.

       The proposed settlements do not encompass all litigation-asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. The Company does not believe that the impact of such unresolved proceedings would be material to its consolidated financial position or liquidity.

       Other pending litigation. The Company and its subsidiaries are involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.     SEGMENT INFORMATION

       Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, and depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes, and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

       SEGMENT INFORMATION

                                                                THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------------
                                                            2000                             1999
                                                 -------------------------        -------------------------
                                                                 ADJUSTED                         ADJUSTED
                                                 REVENUES         EBITDA            REVENUES      EBITDA
                                                 --------         ------            --------      ------
       Relocation                                $       91     $       18        $       91     $       18
       Mortgage                                          77             12                93             44
       Other                                              7              7                 2             (4)
                                                 ----------     ----------        ----------     ----------
       Total                                     $      175     $       37        $      186     $       58
                                                 ==========     ==========        ==========     ==========

       Provided below is a reconciliation of total Adjusted EBITDA for reportable operating segments to income before income taxes.

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ------------------------------
                                                                            2000             1999
                                                                       -------------    -------------
       Adjusted EBITDA for reportable segments                         $          37    $          58
         Depreciation and amortization                                            10                8
         Other unusual charges                                                     2                -
                                                                       -------------    -------------
       Income before income taxes                                      $          25    $          50
                                                                       =============    =============

8.     SUBSEQUENT EVENT

       On April 25, 2000, the Company's relocation subsidiary entered into a financing agreement with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of the agreement, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. On April 25, 2000, the Company received $400 million for receivables transferred to Apple Ridge. The Company retains a subordinated residual interest and the related servicing rights in the relocation receivables.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We are a leading provider of mortgage and relocation services and a wholly owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion should be read in conjunction with the information contained in our Consolidated Condensed Financial Statements and accompanying Notes thereto appearing elsewhere herein.

Revenues decreased $11 million (6%) to $175 million in 2000 from $186 million in 1999. In addition, Adjusted EBITDA decreased $21 million (36%) to $37 million in 2000 from $58 million in 1999. The Adjusted EBITDA margin in 2000 was 21%, which represents a decrease of 10 percentage points compared to 1999. Net income decreased $39 million (72%) in first quarter 2000 compared with first quarter 1999 due to $22 million of income from discontinued operations in 1999 and to net revenue decreases in our Mortgage segment (see discussion below).

The underlying discussion of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

RELOCATION

Revenues, Adjusted EBITDA and the Adjusted EBITDA margin remained unchanged in first quarter 2000 compared with first quarter 1999. An increase in revenues from fee-based services, referral fees and international services offset a reduction in corporate and government home sale revenue, reflecting a continuing trend from asset-based to service-based fees.

MORTGAGE

Revenues and Adjusted EBITDA decreased $16 million (17%) and $32 million (73%), respectively, in first quarter 2000 compared with first quarter 1999. Revenues from mortgage loans closed declined $18 million, partially offset by a $2 million increase in loan servicing revenues. The average servicing portfolio grew $6.6 billion (14%). Mortgage loan closings for the quarter were $3.8 billion, consisting of $3.5 billion in purchase mortgages and $0.3 billion in refinancing mortgages. Total loans closed declined by $2.9 billion (43%), primarily because of a $2.8 billion reduction in mortgage refinancing volume. Purchase mortgage closings in our teleservices business ("Phone-In, Move-In") amounted to $2.4 billion first quarter 2000 (6% above first quarter of 1999). We anticipate that enhanced product offerings, particularly variable rate products that contributed 25% of mortgage volume, will increase closing volume in future quarters. Mortgage closings from our Internet business ("Log-In, Move-In") amounted to $160 million in first quarter 2000 compared with $28 million in first quarter 1999. The Adjusted EBITDA margin decreased to 16% in first quarter 2000 from 47% in first quarter 1999. The decline in Adjusted EBITDA and the Adjusted EBITDA margin resulted from the reductions in net revenue, increased expenses to service a larger servicing portfolio and the impact of higher technology, infrastructure and teleservices costs incurred to support capacity for volume anticipated in future periods. As anticipated, Adjusted EBITDA for first quarter 2000 was below the prior year period; however, we continue to expect that market conditions will improve in the second half of the year and will produce more positive comparisons as the year progresses. We expect full year 2000 Adjusted EBITDA to be lower than 1999.

DISCONTINUED OPERATIONS

Our fleet businesses generated revenues and net income of $100 million and $22 million, respectively, for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

To ensure adequate funding, we maintain three sources of liquidity: ongoing liquidation of assets under management, global capital markets, and committed credit agreements with various domestic and international banks. In the ordinary course of business, the liquidation of assets under management and mortgage programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. Financial covenants are designed to ensure our self-sufficient liquidity status and include restrictions on dividends payable to our Parent Company and loans made to our Parent Company, limitations on the ratio of debt to equity, and other separate financial restrictions.

Our exposure to interest rate and liquidity risk is minimized by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources, and securing available credit under committed banking facilities.

Depending upon asset growth and financial market conditions, we utilize the United States commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At March 31, 2000, aggregate borrowings consisted of commercial paper, medium-term notes, secured obligations, and other borrowings of $1,291 million, $660 million, $314 million and $76 million, respectively. Our secured obligations of $314 million consisted of a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

In addition, as of March 31, 2000, we had approximately $375 million available for issuing notes under a shelf registration statement. Proceeds from future offerings will continue to be used to finance assets we manage for our clients and for general corporate purposes.

FINANCING AGREEMENTS

Mortgage. We maintain a revolving sales agreement, under which an unaffiliated buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a special purpose entity, has committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At March 31, 2000, we were servicing approximately $633 million of mortgage loans owned by the Buyer.

Relocation. On April 25, 2000, we entered into a financing agreement with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of the agreement, certain relocation receivables will be transferred for cash, on a revolving basis to Apple Ridge until January 31, 2005.

On April 25, 2000, the Company received $400 million for receivables transferred to Apple Ridge. We retain a subordinated residual interest and the related servicing rights in the relocation receivables.

OTHER CREDIT FACILITIES

To provide additional financial flexibility, the Company's current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of March 31, 2000, the Company maintains $1.5 billion of unsecured committed credit facilities, which are provided by domestic and foreign banks. The facilities consist of a $750 million revolving credit maturing in February 2001 and a $750 million revolving credit maturing in February 2005. We closely evaluate not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. The full amount of our committed facilities at March 31, 2000 was undrawn and available. We believe that our current policy provides adequate protection should volatility in the financial markets limit the Company's access to commercial paper or medium-term notes funding. We continuously seek additional sources of liquidity to accommodate our asset growth and to provide further protection from volatility in the financial markets.

In the event that the public debt market is unable to meet our funding needs, we believe that we have alternative sources to provide adequate liquidity, including current and potential future secured obligations and our $1.5 billion of revolving credit facilities.

CREDIT RATINGS

On May 10, 2000, Thomson Financial Bankwatch initiated coverage of us and assigned ratings of A- for senior debt and TBD-1 for short-term debt. In addition to these ratings, we have the following long-term/short-term debt ratings: A/F1, A/D1, A-/A2, and Baal/P2 from Fitch IBCA, Duff and Phelps Credit Rating Co., Standard and Poor's Corporation and Moody's Investor Service, respectively.

CASH FLOWS

During first quarter 2000, we generated $25 million of cash flows from operations, which included an $87 million net increase in management and mortgage program ("Program") requirements. This represents a $475 million decrease from first quarter 1999, which included a $491 million decrease in Program requirements. The increase in cash flows from operations, excluding Program, was attributable to increases in working capital.

We used $90 million of cash flows for investing activities during first quarter 2000, representing a $14 million decrease from first quarter 1999. This decrease was primarily attributed to a $19 million decrease, from $87 million in 1999 to $68 million in 2000, in our investment in Programs.

Financing activities provided $27 million in cash flow in first quarter 2000, whereas we used $371 million in first quarter 1999, principally to reduce liabilities under Programs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, to fiscal years commencing after June 15, 2000. Completion of our implementation plan and determination of the impact of adopting SFAS No. 133 is expected to be completed by the fourth quarter of 2000. We will adopt SFAS No. 133 on January 1, 2001, as required.

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

o Our ability to develop and implement operational and financial systems to manage growing operations;

o   Competition in our existing and potential future lines of business; and

o Our ability to obtain financing on acceptable terms to finance our growth strategy and for us to operate within the limitations imposed by financing arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously disclosed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase or decrease) in our market risk sensitive positions. We used March 31, 2000 market rates to perform the sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         4.1 - Indenture, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York.

         4.2 - Indenture Supplement, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York.

         4.3 - Purchase Agreement, dated April 25, 2000 by and between Cendant Mobility Financial Corporation and Cendant Mobility Services Corporation.

         12 -  Computation of Ratio of Earnings to Fixed Charges

         27 -  Financial Data Schedule (for electronic transmission only)

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHH CORPORATION



                                            By: /s/ Duncan H. Concroft
                                                --------------------------------
                                            Duncan H. Concroft
                                            Executive Vice President and
                                            Chief Financial Officer


                                            By: /s/ Jon F. Danski
                                                --------------------------------
                                            Jon F. Danski
                                            Executive Vice President, Finance
                                            and Chief Accounting Officer

Date: May ___, 2000

                                    Exhibits
                                    --------

Exhibit Number       Exhibit
--------------       -------

      4.1 Indenture, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York.

      4.2 Indenture Supplement, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York.

      4.3 Purchase Agreement, dated April 25, 2000 by and between Cendant Mobility Financial Corporation and Cendant Mobility Services Corporation.

      12             Computation of Ratio of Earnings to Fixed Charges

      27             Financial Data Schedule (for electronic transmission only)