Form 10-Q
period 2000-06-30
PHH CORP
filed 2000-08-04
CIK 77776

                                                                       CONFORMED

     As filed with the Securities and Exchange Commission on August 4, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                           Commission File No. 1-7797

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

                        PHH Corporation and Subsidiaries

                                      Index


                                                                                                  Page No.
                                                                                                  --------
PART I        Financial Information

Item 1.       Financial Statements

              Consolidated Condensed Statements of Income for the three and six months ended
              June 30, 2000 and 1999                                                                   1

              Consolidated Condensed Balance Sheets as of June 30, 2000 and
              December 31, 1999                                                                        2

              Consolidated Condensed Statements of Cash Flows for the six months ended
              June 30, 2000 and 1999                                                                   3

              Notes to Consolidated Condensed Financial Statements                                     4

Item 2.       Management's Narrative Analysis of Results of Operations and Liquidity
              and Capital Resources                                                                    8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                              13

PART II       Other Information

Item 1.       Legal Proceedings                                                                       14

Item 6.       Exhibits and Reports on Form 8-K                                                        14


Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the unresolved pending litigation, including the proposed settlement of the class action litigation relating to the previously announced accounting irregularities at our Parent Company; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; and the effect of changes in current interest rates, particularly in the Company's Mortgage segment. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.






                                       (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)


                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30,           JUNE 30,
                                                              ------------------   ----------------
                                                                2000      1999      2000     1999
                                                              -------    -------   ------   -------
REVENUES
   Service fees:
     Relocation services (net of interest costs of $5, $5,
        $10 and $11, respectively)                              $114      $107      $206      $198
     Mortgage services (net of amortization of mortgage
       servicing rights and interest of $64, $59, $115
       and $119, respectively)                                    97       107       174       200
                                                                ----      ----      ----      ----
   Service fees, net                                             211       214       380       398
   Other                                                           8         1        14         3
                                                                ----      ----      ----      ----
Net revenues                                                     219       215       394       401
                                                                ----      ----      ----      ----

EXPENSES
   Operating                                                     123       108       239       211
   General and administrative                                     21        22        42        47
   Depreciation and amortization                                  10         9        21        17
   Other unusual charges                                          --        --         2        --
                                                                ----      ----      ----      ----
Total expenses                                                   154       139       304       275
                                                                ----      ----      ----      ----

INCOME BEFORE INCOME TAXES                                        65        76        90       126
Provision for income taxes                                        26        30        36        48
                                                                ----      ----      ----      ----
INCOME FROM CONTINUING OPERATIONS                                 39        46        54        78
Income from discontinued operations, net of tax                   --        12        --        34
Gain on sale of discontinued operations, net of tax               --       871        --       871
                                                                ----      ----      ----      ----
NET INCOME                                                      $ 39      $929      $ 54      $983
                                                                ====      ====      ====      ====


            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2000             1999
                                                                                -------------     -------------
ASSETS
   Cash and cash equivalents                                                    $         221     $          80
   Accounts and notes receivable, net                                                     337               566
   Property and equipment, net                                                            159               167
   Investment in convertible preferred stock                                              378               369
   Other assets                                                                           393               379
                                                                                -------------     -------------
Total assets exclusive of assets under programs                                         1,488             1,561
                                                                                -------------     -------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                         1,392             1,112
   Mortgage servicing rights                                                            1,370             1,084
   Relocation receivables                                                                 205               530
                                                                                -------------     -------------
                                                                                        2,967             2,726
                                                                                -------------     -------------
TOTAL ASSETS                                                                    $       4,455     $       4,287
                                                                                =============     =============

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and accrued liabilities                                     $         520     $         447
   Deferred income                                                                         34                32
                                                                                -------------     -------------
Total liabilities exclusive of liabilities under programs                                 554               479
                                                                                -------------     -------------

Liabilities under management and mortgage programs
   Debt                                                                                 2,369             2,314
   Deferred income taxes                                                                  317               310
                                                                                -------------     -------------
                                                                                        2,686             2,624
                                                                                -------------     -------------
Commitments and contingencies (Note 7)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares; none issued and outstanding               -                 -
   Common stock, no par value - authorized 75,000,000 shares; issued and
       outstanding 1,000 shares                                                           512               512
   Retained earnings                                                                      704               674
   Accumulated other comprehensive loss                                                    (1)               (2)
                                                                                -------------     -------------
Total stockholder's equity                                                              1,215             1,184
                                                                                -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $       4,455     $       4,287
                                                                                =============     =============



            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------
OPERATING ACTIVITIES
Net income                                                                              $        54       $       983
Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations, net of tax                                              -                (34)
    Gain on sale of discontinued operations, net of tax                                          -               (871)
    Depreciation and amortization                                                                21                17
    Other, net                                                                                  203              (106)
                                                                                        -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                             278               (11)
                                                                                        -----------       -----------

Management and mortgage programs:
   Depreciation and amortization                                                                 67                59
   Origination of mortgage loans                                                            (11,184)          (14,520)
   Proceeds on sale and payments from mortgage loans held for sale                           10,903            14,776
                                                                                        -----------       -----------
                                                                                               (214)              315
                                                                                        -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                             64              304
                                                                                        -----------       ----------
INVESTING ACTIVITIES
Property and equipment additions                                                                (13)              (35)
Net proceeds from disposition of fleet businesses                                                -              1,803
Other, net                                                                                      (44)              (19)
                                                                                        -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                                             (57)            1,749
                                                                                        -----------       -----------

Management and mortgage programs:
   Equity advances on homes under management                                                 (1,853)           (3,475)
   Repayment on advances on homes under management                                            2,276             3,506
   Additions to mortgage servicing rights                                                      (384)             (371)
   Proceeds from sales of mortgage servicing rights                                              65               124
                                                                                        -----------       -----------
                                                                                                104              (216)
                                                                                        -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                             47             1,533
                                                                                        -----------       -----------
FINANCING ACTIVITIES
Payment of dividends                                                                            (25)               -
                                                                                        -----------       -----------

Management and mortgage programs:
   Principal payments on borrowings                                                          (2,719)           (4,516)
   Proceeds from debt issuance or borrowings                                                  2,009             3,043
   Net change in short-term borrowings                                                          765              (742)
   Net change in fundings to discontinued operations                                             -               (101)
   Proceeds received for debt repayment in connection with disposal of fleet businesses          -              3,017
                                                                                        -----------       -----------
                                                                                                 55               701
                                                                                        -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        30               701
                                                                                        -----------       -----------

Effect of changes in exchange rates on cash and cash equivalents                                 -                (40)
Cash used in discontinued operations                                                             -                (31)
                                                                                        -----------       -----------

Net increase in cash and cash equivalents                                                       141             2,467
Cash and cash equivalents, beginning of period                                                   80               281
                                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $       221       $     2,748
                                                                                        ===========       ===========

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Condensed Financial Statements and Notes thereto are presented.

     In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim periods. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. Completion of the Company's implementation plan and determination of the impact of adopting these standards is expected by the fourth quarter of 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

3.   COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            ------------------------      -------------------------
                                                              2000           1999            2000           1999
                                                            ---------      ---------      ---------       ---------
        Net income                                          $      39      $     929      $      54       $     983
        Other comprehensive income (loss):
          Currency translation adjustment                          (1)            48             (2)             26
          Unrealized gain (loss) on marketable securities,
              net of tax                                            2             -               3              (2)
                                                            ---------      ---------      ---------       ---------
        Total comprehensive income                          $      40      $     977      $      55       $   1,007
                                                            =========      =========      =========       =========

     The after tax components of accumulated other comprehensive loss for the six months ended June 30, 2000 are as follows:


                                                                                     UNREALIZED          ACCUMULATED
                                                                  CURRENCY         GAIN (LOSS) ON           OTHER
                                                                TRANSLATION          MARKETABLE          COMPREHENSIVE
                                                                 ADJUSTMENT          SECURITIES               LOSS
                                                              ---------------      --------------        -------------
        Balance, January 1, 2000                              $            (1)     $           (1)       $          (2)
        Current period change                                              (2)                  3                    1
                                                              ---------------      --------------        --------------
        Balance, June 30, 2000                                $            (3)     $            2        $          (1)
                                                              ===============      ===============       ==============

4.   OTHER UNUSUAL CHARGES

     In connection with Parent Company restructuring initiatives, the Company incurred facility related charges of $2 million during the first quarter of 2000 resulting from the consolidation of business operations.

5.   DISCONTINUED OPERATIONS

     In June 1999, the Company completed the disposition of its fleet businesses, a former segment of the Company, which was classified as a discontinued operation. The fleet businesses primarily provided fleet and fuel card related products and services to corporate clients and government agencies. Summarized financial data of discontinued operations were as follows:

                                                              Three Months Ended        Six Months Ended
                                                                 June 30, 1999            June 30, 1999
                                                              ------------------        ------------------
     Net revenues                                             $               67        $              166
                                                              ==================        ==================

     Income before income taxes                                               22                        52
     Provision for income taxes                                               10                        18
                                                              ------------------        ------------------
     Net income                                               $               12        $               34
                                                              ==================        ==================

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

6.   SECURITIZATIONS

     During the second quarter of 2000, the Company entered into two separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At June 30, 2000, the Company was servicing $738 million of receivables under these agreements.

7.   COMMITMENTS AND CONTINGENCIES

     PARENT COMPANY CLASS ACTION LITIGATION AND GOVERNMENT INVESTIGATIONS
     Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in former CUC International Inc. ("CUC") business units of Cendant, approximately 70 lawsuits claiming to be class actions, two lawsuits claiming to be brought derivatively on Cendant's behalf and several individual lawsuits and arbitration proceedings have commenced in various courts and other forums against Cendant and other defendants by or on behalf of persons claiming to have purchased or otherwise acquired securities or options issued by CUC or Cendant between May 1995 and August 1998.

     The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. As a result of the findings from Cendant's internal investigations, Cendant made all adjustments considered necessary. On June 14, 2000, pursuant to an offer of settlement made by Cendant, the SEC issued an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order. In such Order the SEC found that Cendant had violated certain financial reporting provisions of the Securities and Exchange Act of 1934 and ordered Cendant to cease and desist from committing any future violations of such provisions. No financial penalties were imposed by the SEC against Cendant or any of its subsidiaries, including the Company.

     On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the agreement, Cendant would pay the class members approximately $2.85 billion in cash. The settlement remains subject to approval by the court. On June 28, 2000, a hearing was held by the court to hear all objectors to the settlement. If the settlement is not approved by the court, Cendant can make no assurances that the final outcome or other settlement of this litigation will not be for an amount greater than that set forth in the preliminary agreement.

     The proposed settlement does not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such proceedings could be material with respect to Cendant's earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

     OTHER PENDING LITIGATION
     The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.   SEGMENT INFORMATION

     Management evaluates each segment's performance based upon a modified earnings before interest, income taxes and depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

     SEGMENT INFORMATION

                                                                THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------
                                                            2000                             1999
                                                 ------------------------         ------------------------
                                                                ADJUSTED                         ADJUSTED
                                                 REVENUES        EBITDA           REVENUES         EBITDA
                                                 --------       ---------         --------       ---------
     Relocation                                  $    114       $      38         $    107       $      34
     Mortgage                                          97              30              107              50
     Other                                              8               7                1               1
                                                 ---------      ---------         --------       ---------
     Total                                       $    219       $      75         $    215       $      85
                                                 ========       =========         ========       =========

                                                                SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------------------------
                                                            2000                             1999
                                                 ------------------------         -------------------------
                                                                Adjusted                         Adjusted
                                                 Revenues        EBITDA           Revenues         EBITDA
                                                 ---------      ---------         --------       ----------
     Relocation                                  $     206      $      56         $    198       $       52
     Mortgage                                          174             42              200               94
     Other                                              14             15                3               (3)
                                                 ---------      ---------         --------       ----------
     Total                                       $     394      $     113         $    401       $      143
                                                 =========      =========         ========       ==========

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ------------------------         ------------------------
                                                     2000         1999                2000         1999
                                                 -----------   ----------         ------------  ----------
     Adjusted EBITDA                             $      75     $       85         $    113       $     143
      Depreciation and amortization                     10              9               21              17
      Other unusual charges                            -               -                 2              -
                                                 ---------      ---------         --------       ---------
     Income before income taxes                  $      65      $      76         $     90       $     126
                                                 =========      =========         ========       =========

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

The following discussion should be read in conjunction with the information contained in our Consolidated Condensed Financial Statements and accompanying Notes thereto appearing elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS

Revenues the three months ended June 30, 2000 increased $4 million (2%) compared with the corresponding period in 1999. Net income for the three months ended June 30, 2000 decreased $890 million compared with the corresponding period in 1999 due to the absence in 2000 of $12 million of income and $871 million of gains from discontinued operations in 1999.

Revenues for the six months ended June 30, 2000 decreased $7 million (2%) compared with the corresponding period in 1999. Net income for the six months ended June 30, 2000 decreased $929 million compared with the corresponding period in 1999 due to the absence in 2000 of $34 million of income and $871 million of gains from discontinued operations in 1999.

RESULTS OF REPORTABLE OPERATING SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and depreciation and amortization, adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

RELOCATION
Revenues and EBITDA increased $7 million (7%) and $4 million (12%), respectively, in second quarter 2000 compared with second quarter 1999. The EBITDA margin grew from 32% in second quarter 1999 to 33% in second quarter 2000. Revenues and EDITDA reflect increases in service based fees for second quarter 2000 versus second quarter 1999 including increases in: (i) outsourcing fees of $2 million as a result of expanded service; (ii) international service fees of $3 million as a result of increased marketing and sales efforts; and
(iii) other ancillary service fees of $3 million. The increase in service fee revenues reflects a continuing trend in our business from asset based to service based revenues. Also contributing to increases in revenues and EBITDA was $4 million of favorable net interest income in second quarter 2000 compared with second quarter 1999. Partially offsetting the growth in revenue and EBITDA was a $7 million gain recognized in second quarter 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and EBITDA increased $14 million (14%) and $11 million (41%), respectively, in second quarter 2000 compared with second quarter 1999.

MORTGAGE
Revenues and EBITDA decreased $10 million (9%) and $20 million (40%), respectively, in second quarter 2000 compared with second quarter 1999. Revenues from mortgage loans closed declined $10 million. Mortgage closings for the quarter of $5.9 billion consisted of $5.5 billion in purchase mortgages and $400 million in refinancing mortgages. Closings for the quarter declined by $1.9 billion (24%) primarily because of a $1.4 billion reduction in mortgage refinancing volume. Purchase mortgage closings declined by $500 million overall from second quarter 1999 while retail purchase mortgages, which are loans where we interact directly with the consumer, decreased $100 million to $4.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in the first six months of 2000. Moreover, we ranked as the sixth largest retail mortgage lender in first quarter 2000, the latest period for which data is available, as provided by the National Mortgage News. Our closing volume in second quarter 2000 exceeded first quarter 2000 levels by $2.0 billion (54%), of which $1.7 billion were retail mortgages. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $244 million in second quarter 2000, compared with $64 million in second quarter 1999. The impact on revenues from the quarter-over-quarter collective decrease in closing volume was partially offset by lower direct costs per loan. Revenues generated by our servicing portfolio remained constant with last year despite a $14.5 billion (33%) increase in the average servicing portfolio, principally because of higher servicing amortization expenses. The EBITDA margin decreased from 47% in second quarter 1999 to 31% in second quarter 2000. The decline in EBITDA and the EBITDA margin resulted principally from reduced volume of refinancings and increased spending for technology, infrastructure and teleservices costs to support capacity anticipated in future periods. Although no assurances can be made, we expect that market conditions will improve in the second half of the year to produce more positive comparisons as the year progresses. However, we currently expect full year 2000 EBITDA to be slightly lower than 1999.

DISCONTINUED OPERATIONS
Our fleet businesses generated revenues and income from operations of $67 million and $12 million, respectively, for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

RELOCATION
Revenues and Adjusted EBITDA increased $8 million (4%) and $4 million (8%), respectively, in six months 2000 compared with six months 1999. The Adjusted EBITDA margin increased from 26% in six months 1999 to 27% in six months 2000. Revenues and Adjusted EBITDA reflect increases in service based fees for six months 2000 versus six months 1999 including increases in: (i) outsourcing fees of $5 million as a result of expanded services; (ii) international fees of $4 million as a result of increased marketing and sales efforts and; (iii) other ancillary service fees of $5 million. The increase in service fee revenues reflects a continuing trend in our business from asset based to service based revenues. Also contributing to increases in revenues and Adjusted EBITDA was $4 million of favorable net interest income in six months 2000 compared with six months 1999. The aforementioned increases in service based fees was partially offset by lower corporate and government home sale closings. In addition, a $7 million gain was recognized in six months 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and Adjusted EBITDA increased $15 million (8%) and $11 million (24%), respectively, in six months 2000 compared with six months 1999.

MORTGAGE
Revenues and Adjusted EBITDA decreased $26 million (13%) and $52 million (55%), respectively, in six months 2000 compared with six months 1999, caused primarily by a $28 million decline in revenues from mortgage loans closed. Mortgage loan closings for six months 2000 were $9.7 billion, consisting of $9.0 billion in purchase mortgages and $700 million in refinancing mortgages. Loans closed declined by $4.8 billion (33%), primarily because of a $4.3 billion reduction in mortgage refinancing volume. Purchase mortgage closings in our retail lending business amounted to $7.6 billion in both six months 2000 and 1999. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $404 million in six months 2000, compared with $91 million in six months 1999. Loan servicing revenues increased $2 million (4%) in six months 2000 versus six months 1999. Loan servicing revenues in 1999 included a $9 million gain on the sale of servicing rights. The average servicing portfolio grew approximately $10 billion (24%) in six months 2000 versus the prior year period. The Adjusted EBITDA margin decreased from 47% in six months

1999 to 24% in six months 2000. The declines in Adjusted EBITDA and the Adjusted EBITDA margin resulted principally from the reduced volume of refinancings and increased spending for technology, infrastructure and teleservices costs incurred to support capacity for volume anticipated in future periods. Although no assurances can be made, we expect that market conditions will improve in the second half of the year and produce more positive comparisons as the year progresses. However, we currently expect full year 2000 Adjusted EBITDA to be slightly lower than 1999.

DISCONTINUED OPERATIONS
Our fleet businesses generated revenues and income from operations of $166 million and $34 million, respectively, for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

To ensure adequate funding, we maintain three sources of liquidity: ongoing liquidation of assets under management, global capital markets and committed credit agreements with various domestic and international banks. In the ordinary course of business, the liquidation of assets under management and mortgage programs, as well as cash flows generated from operating activities, provide the cash flow necessary for the repayment of existing liabilities. In addition, our financial covenants are designed to ensure our self-sufficient liquidity status and include restrictions on dividends payable to our Parent Company and loans made to our Parent Company, limitations on the ratio of debt to equity, and other separate financial restrictions.

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management, which is achieved by establishing credit standards to minimize credit risk and the potential for losses. We minimize our exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, we utilize the United States commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. Also at June 30, 2000, we had approximately $375 million available for issuing medium-term notes under an existing shelf registration statement. Proceeds from future offerings will continue to be used to finance assets we manage for our clients and for general corporate purposes.

Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At June 30, 2000, we maintained two agreements, whereby managed assets were sold or transferred to third parties.

Mortgage. We maintain a revolving sales agreement, under which an unaffiliated bankruptcy remote buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a special purpose entity, has committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sale agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At June 30, 2000, we were servicing approximately $1.3 billion of mortgage loans owned by the Buyer.

Relocation. During the second quarter 2000, we entered into two separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until January 31, 2005. We retain a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At June 30, 2000, we were servicing approximately $738 million of receivables under these agreements.

At June 30, 2000, aggregate outstanding borrowings consisted of the following:

    Commercial paper                                 $          1,383
    Medium-term notes                                             390
    Secured obligations  (1)                                      470
    Other                                                         126
                                                     ----------------
                                                     $          2,369
                                                     ================

    --------
    (1) Consists of a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. The agreement is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of June 30, 2000, the Company maintained $1.5 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. The facilities consist of a $750 million revolving credit maturing in February 2001 and a $750 million revolving credit maturing in February 2005. The full amount of our committed facilities at June 30, 2000 was undrawn and available to support the average outstanding commercial paper balance.

We closely evaluate not only the credit of the banks but also the terms of the various agreements to ensure ongoing availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continuously seek additional sources of liquidity to accommodate our asset growth and to provide further protection from volatility in the financial markets. In the event that the public debt market is unable to meet our funding needs, we believe that we have appropriate alternative sources to provide adequate liquidity, including current and potential future securitized obligations and our revolving credit facilities.

On May 10, 2000, Thomson Financial Bankwatch initiated coverage of us and assigned ratings of A- for senior debt and TBD-1 for short-term debt. In addition to these ratings, we have the following long-term/short-term debt ratings: A/F1, A-/A2, and Baal/P2 from Fitch, Standard and Poor's Corporation and Moody's Investor Service, respectively. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

CASH FLOWS


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------------------------------
EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS             2000                1999               CHANGE
                                                                 -------------       -------------       -------------
Cash provided by (used in):
    Operating activities                                         $         278     $           (11)      $         289
    Investing activities                                                   (57)              1,749              (1,806)
    Financing activities                                                   (25)                  -                 (25)
Effects of exchange rate changes on
    cash and cash equivalents                                                -                 (40)                 40
                                                                 -------------       -------------        ------------
Net change in cash and cash equivalents                          $         196       $       1,698        $     (1,502)
                                                                 =============       =============        ============

Cash flows from operating activities increased primarily due to a decrease in accounts receivable of $196 million and a $123 million net transfer of assets other than relocation receivables under the Apple Ridge financing agreements.

Cash flows from investing activities decreased primarily due to the absence in 2000 of approximately $1.8 billion of net proceeds from the disposition of the fleet businesses in 1999.

Cash flows from financing activities decreased due to dividends paid to the Parent Company in 2000, which were absent in 1999.


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------------------------------
MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS                           2000                 1999               CHANGE
                                                                -----------------     -------------      --------------
Cash provided by (used in):
    Operating activities                                        $        (214)        $         315       $        (529)
    Investing activities                                                  104                  (216)                320
    Financing activities                                                   55                   701                (646)
                                                                -------------         -------------       -------------
Net change in cash and cash equivalents                                   (55)        $         800       $        (855)
                                                                =============         =============       =============

Cash flows from operating activities decreased primarily due to a decrease of $537 million in cash flows from the originations of mortgage loans, which reflects larger mortgage loan originations in proportion to mortgage loan sales.

Cash flows from investing activities increased primarily due to a $324 million net transfer of relocation receivables under the Apple Ridge financing agreements.

Cash flows from financing activities decreased primarily due to changes in net borrowings requirements for our investment in assets under management and mortgage programs, offset by debt repayments from cash received under the Apple Ridge financing agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. Completion of our implementation plan and determination of the impact of adopting these standards is expected by the fourth quarter of 2000. We will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously disclosed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase or decrease) in our market risk sensitive positions. We used June 30, 2000 market rates to perform the sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The discussions contained under the headings "Parent Company Class Action Litigation and Government Investigations" in Note 7 contained in PART I - FINANCIAL INFORMATION, Item 1. Financial Statements, are incorporated herein by reference in their entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHH CORPORATION



                                            By:  /s/ Duncan H. Cocroft
                                            --------------------------
                                            Duncan H. Cocroft
                                            Executive Vice President and
                                            Chief Financial Officer



                                            By: /s/ Jon F. Danski
                                            ---------------------
                                            Jon F. Danski
                                            Executive Vice President, Finance
                                            and Chief Accounting Officer


Date: August 4, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

    3.1 Charter of PHH Corporation, as amended August 23, 1996 (incorporated by reference to Exhibit 3-1 to the Company's Transition Report on Form 10-K filed on July 29, 1997).

    3.2 By-Laws of PHH Corporation, as amended October 15, 1990, (incorporated by reference to Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997).

    4.1 Indenture, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York (for electronic transmission only).

    4.2 Indenture Supplement, dated April 25, 2000 by and between Apple Ridge Funding LLC, Bank One, National Association and The Bank of New York (for electronic transmission only).

    4.3 Purchase Agreement, dated April 25, 2000 by and between Cendant Mobility Financial Corporation and Cendant Mobility Services Corporation (for electronic transmission only).

    12            Computation of ratio of earnings to fixed charges

    27            Financial data schedule (for electronic transmission only)