Form 10-Q
period 2000-09-30
PHH CORP
filed 2000-11-14
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                           COMMISSION FILE NO. 1-7797

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

                        PHH CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                  PAGE NO.
                                                                                                  --------
PART I        Financial Information

Item 1.       Financial Statements

              Consolidated Condensed Statements of Income for the three and nine months ended
              September 30, 2000 and 1999                                                              1

              Consolidated Condensed Balance Sheets as of September 30, 2000 and
              December 31, 1999                                                                        2

              Consolidated Condensed Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999                                                              3

              Notes to Consolidated Condensed Financial Statements                                     4

Item 2.       Management's Narrative Analysis of Results of Operations and Liquidity
              and Capital Resources                                                                    8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                              15

PART II       Other Information

Item 1.       Legal Proceedings                                                                       16

Item 6.       Exhibits and Reports on Form 8-K                                                        16

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: the resolution or outcome of the unresolved pending litigation relating to the previously announced accounting irregularities at our Parent Company; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, including the acquisition of the fleet management business from Avis Group Holdings, Inc.; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired and merged businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitations imposed by financing arrangements; and the effect of changes in current interest rates, particularly in the Company's Mortgage segment. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to publicly correct or update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements or if the Company later becomes aware that they are not likely to be achieved.



                                       (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)


                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                       ----------------------    ----------------------
                                                                          2000        1999         2000         1999
                                                                       ----------   ---------    ---------    ---------
REVENUES
   Service fees:
     Relocation services (net of interest costs of $4, $7,
           $14 and $18, respectively)                                  $     127    $     117    $     332    $     315
     Mortgage services (net of amortization of mortgage
       servicing rights and interest of $66, $59, $181
       and $178, respectively)                                               132          114          306          314
                                                                       ---------    ---------    ---------    ---------
   Service fees, net                                                         259          231          638          629
   Other                                                                       5            7           21           10
                                                                       ---------    ---------    ---------    ---------
Net revenues                                                                 264          238          659          639
                                                                       ---------    ---------    ---------    ---------

EXPENSES
   Operating                                                                 112          107          352          318
   General and administrative                                                 22           23           64           70
   Depreciation and amortization                                              11            9           31           26
   Other charges (credits)                                                    (1)          -             1           -
                                                                       ---------    ---------    ---------    ---------
Total expenses                                                               144          139          448          414
                                                                       ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                                   120           99          211          225
Provision for income taxes                                                    47           37           84           85
                                                                       ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                             73           62          127          140
Income from discontinued operations, net of tax                              -            -             -            34
Gain (loss) on sale of discontinued operations, net of tax                   (9)          -             (9)         871
                                                                       ---------    ---------    ---------    ---------
NET INCOME                                                             $      64    $      62    $     118    $   1,045
                                                                       =========    =========    =========    =========



            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2000             1999
                                                                                        -------------     ------------
ASSETS
   Cash and cash equivalents                                                            $          94     $         80
   Accounts and notes receivable, net                                                             262              566
   Property and equipment, net                                                                    158              167
   Investment in convertible preferred stock                                                      383              369
   Other assets                                                                                   543              379
                                                                                        -------------     ------------
Total assets exclusive of assets under programs                                                 1,440            1,561
                                                                                        -------------     ------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                                                 1,249            1,112
   Mortgage servicing rights                                                                    1,575            1,084
   Relocation receivables                                                                         194              530
                                                                                        -------------     ------------
                                                                                                3,018            2,726
                                                                                        -------------     ------------

TOTAL ASSETS                                                                            $       4,458     $      4,287
                                                                                        =============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and accrued liabilities                                             $         696     $        447
   Deferred income                                                                                 30               32
                                                                                        -------------     ------------
Total liabilities exclusive of liabilities under programs                                         726              479
                                                                                        -------------     ------------

Liabilities under management and mortgage programs
   Debt                                                                                         2,143            2,314
   Deferred income taxes                                                                          321              310
                                                                                        -------------     ------------
                                                                                                2,464            2,624
                                                                                        -------------     ------------
Commitments and contingencies (Note 7)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares; none issued and outstanding                       -                -
   Common stock, no par value - authorized 75,000,000 shares; issued and
       outstanding 1,000 shares                                                                   512              512
   Retained earnings                                                                              753              674
   Accumulated other comprehensive income (loss)                                                    3               (2)
                                                                                        -------------     ------------
Total stockholder's equity                                                                      1,268            1,184
                                                                                        -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $       4,458     $      4,287
                                                                                        =============     ============


            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             2000             1999
                                                                                        -------------     -------------
OPERATING ACTIVITIES
Net income                                                                              $       118       $     1,045
Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations, net of tax                                              -                (34)
    (Gain) loss on sale of discontinued operations, net of tax                                    9              (871)
    Depreciation and amortization                                                                31                26
    Other, net                                                                                  216              (154)
                                                                                        -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                                374                12
                                                                                        -----------       -----------

Management and mortgage programs:
   Depreciation and amortization                                                                113                88
   Origination of mortgage loans                                                            (17,980)          (20,841)
   Proceeds on sale and payments from mortgage loans held for sale                           17,839            21,471
                                                                                        -----------       -----------
                                                                                                (28)              718
                                                                                        -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                            346              730
                                                                                        -----------       ----------
INVESTING ACTIVITIES
Property and equipment additions                                                                (21)              (52)
Net proceeds from disposition of fleet businesses                                                -              1,803
Other, net                                                                                      (40)              (53)
                                                                                        -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                                                (61)            1,698
                                                                                        -----------       -----------

Management and mortgage programs:
   Equity advances on homes under management                                                 (2,243)           (6,026)
   Repayment on advances on homes under management                                            2,752             6,033
   Additions to mortgage servicing rights                                                      (664)             (560)
   Proceeds from sales of mortgage servicing rights                                              93                84
                                                                                        -----------       -----------
                                                                                                (62)             (469)
                                                                                        -----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                 (123)            1,229
                                                                                        -----------       -----------

FINANCING ACTIVITIES
Payment of dividends                                                                            (40)           (1,113)
                                                                                        -----------       -----------
Management and mortgage programs:
   Principal payments on borrowings                                                          (4,283)           (6,252)
   Proceeds from debt issuance or borrowings                                                  3,237             4,133
   Net change in short-term borrowings                                                          875            (1,752)
   Net change in fundings to discontinued operations                                             -               (101)
   Proceeds received for debt repayment in connection with disposal of fleet businesses          -              3,017
                                                                                        -----------       -----------
                                                                                               (171)             (955)
                                                                                        -----------       -----------

NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                               (211)           (2,068)
                                                                                        -----------       -----------

Effect of changes in exchange rates on cash and cash equivalents                                  2               (42)
                                                                                        -----------       -----------

Net increase (decrease) in cash and cash equivalents                                             14              (151)
Cash and cash equivalents, beginning of period                                                   80               281
                                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $        94       $       130
                                                                                        ===========       ===========


            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Condensed Financial Statements and Notes thereto are presented.

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

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company has appointed a team to implement these standards on an enterprise-wide basis. The Company has identified certain contracts, which contain embedded derivatives, and additional freestanding derivatives as defined by SFAS No. 133. Completion of the Company's implementation plan and determination of the impact of adopting these standards is expected by the end of the fourth quarter of 2000. Since the impact is dependent upon market fluctuations and the notional value of such contracts at the time of adoption, the impact of adopting these standards is not fully determinable. However, the Company currently does not anticipate material changes to any of its existing hedging strategies as a result of such adoption. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

     In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

     Liabilities" without amendment. The Company will adopt SFAS No. 140 on December 31, 2000, as required.

3.   COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                ------------------------      -------------------------
                                                                  2000           1999            2000           1999
                                                                ---------     ----------      ---------       ---------
        Net income                                              $      64      $      62      $     118       $   1,045
        Other comprehensive income (loss):
          Currency translation adjustment                               3             (1)             1              25
          Unrealized gain (loss) on marketable securities,
              net of tax                                                1             -               4              (2)
                                                                ---------      ---------      ---------       ---------
        Total comprehensive income                              $      68      $      61      $     123       $   1,068
                                                                =========      =========      =========       =========

     The after tax components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2000 are as follows:

                                                                                      UNREALIZED         ACCUMULATED
                                                                  CURRENCY         GAIN (LOSS) ON           OTHER
                                                                TRANSLATION          MARKETABLE         COMPREHENSIVE
                                                                 ADJUSTMENT          SECURITIES         INCOME (LOSS)
                                                              ---------------      ---------------       --------------
        Balance, January 1, 2000                              $            (1)     $            (1)      $          (2)
        Current period change                                               1                    4                   5
                                                              ---------------      ---------------       --------------
        Balance, September 30, 2000                           $             -      $             3       $           3
                                                              ===============      ===============       ==============


4.   OTHER CHARGES (CREDITS)

     In connection with Parent Company restructuring initiatives, the Company incurred facility related charges of $2 million during the first quarter of 2000 resulting from the consolidation of business operations. Further, the Company recorded a non-cash credit of $1 million during the third quarter of 2000 resulting from the reduction of certain merger-related liabilities recorded in the fourth quarter of 1997.

5.   DISCONTINUED OPERATIONS

     During the three months ended September 30, 2000, the Company recognized a loss of $9 million for additional costs in connection with the disposition of its former fleet businesses in June 1999.

6.   SECURITIZATIONS

     During the second and third quarters of 2000, the Company entered into three separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until March 31, 2007. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At September 30, 2000, the Company was servicing $703 million of receivables under these agreements.

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

     The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. As a result of the findings from Cendant's internal investigations, Cendant made all adjustments considered necessary by Cendant. On June 14, 2000, pursuant to an offer of settlement made by Cendant, the SEC issued an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order. In such Order, the SEC found that Cendant had violated certain financial reporting provisions of the Securities and Exchange Act of 1934 and ordered Cendant to cease and desist from committing any future violations of such provisions. No financial penalties were imposed by the SEC against Cendant or any of its subsidiaries, including the Company.

     On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey (the "Settlement Agreement") brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant would pay the class members approximately $2.85 billion in cash. The definitive settlement document was approved by the U.S. District Court by order dated August 14, 2000. Certain parties in the class action have appealed the District Court's ordered approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. No appeals challenging the fairness of the $2.85 billion settlement amount were filed. The U.S. Court of Appeals for the Third Circuit has not issued a briefing schedule for the appeals. Accordingly, Cendant will not be required to fund the settlement amount of $2.85 billion for some time. However, the Settlement Agreement required Cendant to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. Accordingly, on November 13, 2000, Cendant posted a surety bond in the amount of $790 million and letters of credit aggregating $1.71 billion. Cendant also funded a trust established for the benefit of the plaintiffs with a cash deposit of approximately $350 million on November 13, 2000. Such deposit will serve to reduce the amount of collateral required to be posted by Cendant under the Settlement Agreement.

     The settlement does not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such proceedings could be material with respect to Cendant's earnings in any given reporting period. However, the Company does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

     FLEET DISPOSITION
     The fleet businesses disposition was structured as a tax-free reorganization and, accordingly, no tax provision has been recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

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

     SEGMENT INFORMATION

                                                              THREE MONTHS ENDED  SEPTEMBER 30,
                                                 ---------------------------------------------------------
                                                            2000                             1999
                                                 ------------------------         ------------------------
                                                                ADJUSTED                          ADJUSTED
                                                 REVENUES        EBITDA            REVENUES        EBITDA
                                                 ---------      ---------         --------       ---------
     Relocation                                  $     127      $      49         $    117       $      42
     Mortgage                                          132             74              114              59
     Other                                               7              7                7               7
     Inter-segment Eliminations                         (2)             -                -               -
                                                 ---------      ---------         --------       ---------
     Total                                       $     264      $     130         $    238       $     108
                                                 =========      =========         ========       =========

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------
                                                            2000                             1999
                                                 ------------------------         ------------------------
                                                                ADJUSTED                          ADJUSTED
                                                 REVENUES        EBITDA            REVENUES        EBITDA
                                                 ---------      ---------         --------       ---------
     Relocation                                  $     332      $     105         $    315       $      94
     Mortgage                                          306            117              314             153
     Other                                              23             21               10               4
     Inter-segment Eliminations                         (2)             -                -               -
                                                 ---------      ---------         --------       ---------
     Total                                       $     659      $     243         $    639       $     251
                                                 =========      =========         ========       =========

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ------------------------         ------------------------
                                                   2000            1999             2000            1999
                                                 ---------      ---------         --------       ---------
     Adjusted EBITDA                             $     130     $      108         $    243       $     251
      Depreciation and amortization                     11              9               31              26
      Other unusual charges (credits)                   (1)            -                 1              -
                                                 ---------      ---------         --------       ---------
     Income before income taxes                  $     120      $      99         $    211       $     225
                                                 =========      =========         ========       =========

9.   SUBSEQUENT EVENT

On November 13, 2000, Cendant announced that they entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") that are not currently owned by them at a price of $33.00 per share in cash. Approximately 26 million outstanding shares of Avis common stock, and options to purchase approximately 7.9 million additional shares, are not currently owned by Cendant. Accordingly, the transaction is valued at approximately $935 million, net of option proceeds.

The acquisition will be made by a subsidiary of the Company. The consumer car rental business, Avis Rent a Car, will be distributed to a Cendant subsidiary not within the Company's ownership structure. After the acquisition and the distribution of the consumer car rental business, the Company will own and operate the Vehicle Management and Leasing business as well as the Wright Express fuel card business. The merger is conditioned upon, among other things, approval of a majority of the votes cast by Avis stockholders who are unaffiliated with Cendant and also customary regulatory approvals. Although no assurances can be given, Cendant expects the transaction to close in the first quarter of 2001.

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

RESULTS OF CONSOLIDATED OPERATIONS

Revenues for the three months ended September 30, 2000 increased $26 million (11%) compared with the corresponding period in 1999. Income from continuing operations for the three months ended September 30, 2000 increased $11 million (18%) compared with the corresponding period in 1999 primarily due to the increase in revenues, partially offset by an increase in our provision for income taxes.

Revenues for the nine months ended September 30, 2000 increased $20 million (3%) compared with the corresponding period in 1999. Income from continuing operations for the nine months ended September 30, 2000 decreased $13 million (9%) compared with the corresponding period in 1999 primarily due to an increase in operating expenses, partially offset by the increase in revenues. During the three months ended September 30, 2000, we recognized a loss of $9 million for additional costs in connection with the disposition of our fleet businesses in June 1999.

RESULTS OF REPORTABLE OPERATING SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussion is the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

RELOCATION

Revenues and EBITDA increased $10 million (9%) and $7 million (17%), respectively, in third quarter 2000 compared with third quarter 1999 and the EBITDA margin grew from 36% to 39% for the comparable periods. Revenues and EBITDA reflect a continuing trend in our business operations from asset based to service based. Higher service based fees in third quarter 2000 versus third quarter 1999 include increases in (i) outsourcing fees of $3 million as a result of expanded services, (ii) international service fees of $3 million as a result of increased marketing and sales efforts, and (iii) referral fees of $4 million. Partially offsetting the increase in service fee revenues was a decline in corporate and governmental homesale closings and the related management fees, which contributed reductions in revenue and EBITDA of $3 million and $5 million, respectively, in third quarter 2000 vs. third quarter 1999. Revenues and EBITDA also reflect $4 million of improved net interest income in third quarter 2000 compared with third quarter 1999.

MORTGAGE

Revenues and EBITDA increased $18 million (16%) and $15 million, (25%), respectively, in third quarter 2000 compared with the third quarter 1999, principally as a result of increased revenues from loan production. Revenues from mortgage loans closed increased $18 million due to favorable production margins. Accordingly, the average production fee increased 28 basis points in third quarter 2000 compared with third quarter 1999. Total mortgage closings for third quarter 2000 amounted to $6.5 billion, which was equal to the comparable prior year quarter. Purchase mortgage closings, however increased by $278 million (5%) while refinancing volume decreased by $287 million (41%). Retail purchase mortgages, which are loans where we interact directly with the consumer, increased $225 million to $4.9 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in third quarter 2000. Moreover, we ranked as the fourth largest retail mortgage lender by the National Mortgage News(TM) for the second quarter of 2000, the latest period for which data are available. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $183 million in third quarter 2000, compared with $73 million in third quarter 1999. Revenues generated by our servicing portfolio remained relatively level with last year despite a $17.0 billion (36%) increase in the average servicing portfolio, principally because of higher servicing amortization and interest expenses and lower revenues from mortgage insurance. The EBITDA margin increased from 52% in third quarter 1999 to 56% in third quarter 2000. The increase in EBITDA and EBITDA margin resulted principally from the increase in the average production fee on mortgage originations. As we had anticipated, market conditions improved in third quarter 2000 which produced more positive margin comparisons. The amount of loans in process at September 30, 2000 was 13% higher than at September 30, 1999. Although no assurances can be made, we expect continued period-over-period market conditions to improve in the fourth quarter of the year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

RELOCATION

Revenues and Adjusted EBITDA increased $17 million (5%) and $11 million (12%), respectively, in nine months 2000 compared with nine months 1999 and the Adjusted EBITDA margin increased from 30% to 32% for the comparable periods. Revenues and Adjusted EBITDA reflect a continuing trend in our business operations from asset based to service based. Higher service based fees for nine months 2000 versus nine months 1999 including increases in: (i) outsourcing fees of $9 million as a result of expanded services; (ii) international fees of $7 million as a result of increased marketing and sales efforts and; (iii) referral and other ancillary service fees of $10 million. Partially offsetting the increase in service fee revenues was a decline in corporate and government homesale closings and the related management fees which contributed reductions in revenues and Adjusted EBITDA of $10 million and $16 million, respectively, in third quarter 2000 versus third quarter 1999. Also contributing to increases in revenues and Adjusted EBITDA was $8 million of improved net interest income in nine months 2000 compared with nine months 1999. In addition, a $7 million gain was recognized in nine months 1999 on the sale of a minority interest in an insurance subsidiary. On a comparable basis, excluding the non-recurring gain, revenues and Adjusted EBITDA increased $24 million (8%) and $18 million (21%), respectively, in nine months 2000 compared with nine months 1999.

MORTGAGE

Revenues and Adjusted EBITDA decreased $8 million (3%) and $36 million (24%), respectively in nine months 2000 compared with nine months 1999. The impact on Revenues and Adjusted EBITDA from a $4.8 billion (23%) reduction in mortgage loan closings was offset by an increase in the average production fee. The average production fee increased 29 basis points (25%) in nine months 2000 compared to the prior year period due to a reduction in the direct cost per loan. Mortgage loan closings for nine months 2000 were $16.3 billion, consisting of $15.1 billion in purchase mortgages and $1.2 billion in refinancing mortgages. The decline in loans closed in nine months 2000 is substantially a result of a

$4.6 billion reduction in mortgage refinancing volume due to the unprecedented industry-wide refinancing activity in 1999. Purchase mortgage closings in our retail lending business amounted to $12.6 billion in nine months 2000 and 1999. Mortgage closings from our Internet business, known as Log-In, Move-In, amounted to $587 million in nine months 2000, compared with $165 million in nine months 1999. Loan servicing revenues in 1999 included a $9 million gain on the sale of servicing rights. Excluding such gain, recurring loan servicing revenue increased $11 million (18%) in nine months 2000 compared to nine months 1999. The increase in loan servicing revenues was principally attributable to a corresponding increase in the average servicing portfolio which grew approximately $12.7 billion (28%) in nine months 2000 versus the prior year period. The Adjusted EBITDA margin decreased from 49% in nine months 1999 to 38% in nine months 2000. The decline in Adjusted EBITDA and Adjusted EBITDA margin resulted principally from increased expenses to market to the real estate Phone-In Move-In offices and salary and infrastructure expenses incurred in the first half of 2000, which were not fully utilized. As we anticipated, market conditions improved in third quarter 2000 and we continue to expect improvement of our operating results in fourth quarter 2000 versus fourth quarter 1999.

DISCONTINUED OPERATIONS

Our fleet businesses generated revenues and Adjusted EBITDA of $166 million and $66 million, respectively, for the nine months ended September 30, 1999.

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

We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management, which is achieved by establishing credit standards to minimize credit risk and the potential for losses. We minimize our exposure to interest rate and liquidity risk by effectively matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. Depending upon asset growth and financial market conditions, we utilize the domestic commercial paper markets, public and private debt markets, as well as other cost-effective short-term instruments. As of November 3, 2000, we had approximately $3.0 billion available for issuing medium-term notes under our existing shelf registration statement. Proceeds from future offerings will continue to be used to finance assets we manage for our clients, for a portion of the acquisition of Avis Group Holdings, Inc. and for general corporate purposes.

Augmenting these sources, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At September 30, 2000, we maintained the following agreements, whereby managed assets were sold or transferred to third parties.

Mortgage. We maintain a revolving sales agreement, under which an unaffiliated bankruptcy remote buyer, Bishops Gate Residential Mortgage Trust (the "Buyer"), a special purpose entity, committed to purchase, at our option, mortgage loans originated by us on a daily basis, up to the Buyer's asset limit of $2.1 billion. Under the terms of this sales agreement, we retain the servicing rights on the mortgage loans sold to the Buyer and arrange for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At September 30, 2000, we were servicing approximately $980 billion of mortgage loans owned by the Buyer.

Relocation. We maintain three separate financing agreements with Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote, special purpose entity. Under the terms of these agreements, certain relocation receivables will be transferred for cash, on a revolving basis, to Apple Ridge until March 31, 2007. We retain a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At September 30, 2000, we were servicing approximately $703 million of receivables under these agreements.

At September 30, 2000, aggregate outstanding borrowings consisted of the following:

    Commercial paper                                        $    1,494
    Secured obligations  (1)                                       400
    Medium-term notes                                              124
    Other                                                          125
                                                            ----------
                                                            $    2,143
                                                            ==========
    --------
     (1)Consists of a 364 day financing agreement to sell mortgage loans under an agreement to repurchase such mortgages. The agreement is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. The agreement is renewable on an annual basis at the discretion of the lender in accordance with the securitization agreement.

To provide additional financial flexibility, our current policy is to ensure that minimum committed facilities aggregate 100 percent of the average amount of outstanding commercial paper. As of September 30, 2000, the Company maintained $1.625 billion of unsecured committed credit facilities, which were provided by domestic and foreign banks. The facilities consist of a $750 million revolving credit facility maturing in February 2001, a $125 million revolving credit facility maturing in September 2001 and a $750 million revolving credit facility maturing in February 2005. The full amount of our committed facilities at September 30, 2000 was undrawn and available to support the average outstanding commercial paper balance.

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


ACQUISITIONS

On November 13, 2000, Cendant announced that they entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") that are not currently owned by them at a price of $33.00 per share in cash. Approximately 26 million outstanding shares of Avis common stock, and options to purchase approximately 7.9 million additional shares, are not currently owned by Cendant. Accordingly, the transaction is valued at approximately $935 million, net of option proceeds. Cendant anticipates that more than 50% of the purchase price will be financed from new borrowings available to them and to us, and expects that the remaining amount will be provided either from available cash or from the issuance of CD common stock. However, the actual funding for the acquisition will be finalized before the closing of the transaction.

The acquisition will be made by one of our subsidiaries. The consumer car rental business, Avis Rent a Car, will be distributed to a Cendant subsidiary not within our ownership structure. After the acquisition and the distribution of the consumer car rental business, we will own and operate the Vehicle Management and Leasing business as well as the Wright Express fuel card business. The merger is conditioned upon, among other things, approval of a majority of the votes cast by Avis stockholders who are unaffiliated with Cendant and also customary regulatory approvals. Although no assurances can be given, Cendant expects the transaction to close in the first quarter of 2001.

CASH FLOWS

EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------------------
                                                                      2000               1999               CHANGE
                                                                 -------------       -------------       -------------
Cash provided by (used in) continuing operations:
    Operating activities                                         $         374       $          12       $         362
    Investing activities                                                   (61)              1,698              (1,759)
    Financing activities                                                   (40)             (1,113)              1,073
Effects of exchange rate changes on
    cash and cash equivalents                                                2                 (42)                 44
                                                                 -------------       -------------       -------------
Net change in cash and cash equivalents                          $         275       $         555       $        (280)
                                                                 =============       =============       =============

Cash flows from operating activities increased primarily due to a decrease in working capital.

Cash flows from investing activities resulted in an outflow of $61 million in 2000 compared to an inflow of $1,698 million in 1999 primarily due to the absence in 2000 of approximately $1.8 billion of net proceeds from the disposition of the fleet businesses in 1999.

Cash flows used in financing activities decreased due to a reduction in dividends paid to Cendant in 2000.

MANAGEMENT AND MORTGAGE PROGRAMS CASH FLOWS

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                -----------------------------------------
                                                                  2000             1999          CHANGE
                                                                --------         ---------      ---------
Cash provided by (used in) continuing operations:
    Operating activities                                        $    (28)        $     718      $    (746)
    Investing activities                                             (62)             (469)           407
    Financing activities                                            (171)             (955)           784
                                                                --------         ---------      ---------
Net change in cash and cash equivalents                             (261)        $    (706)     $     445
                                                                ========         =========      =========

Cash flows from operating activities resulted in an outflow of $28 million in 2000 compared to an inflow of $718 million in 1999 primarily due to a decrease in cash flows from the originations of mortgage loans, which reflects larger mortgage loan originations in proportion to mortgage loan sales.

Cash flows used in investing activities decreased primarily due to a net inflow of funds generated from advances on homes under management.

Cash flows used in financing activities decreased primarily due to the absence in 2000 of $3.0 billion in proceeds received for debt repayment in connection with the disposal of our former Fleet segment and a reduction in net borrowing requirements for our investment in assets under management and mortgage programs.

CAPITAL EXPENDITURES

During the nine months ended September 30, 2000, we invested $21 million in property and equipment to support operational growth and to enhance marketing opportunities. In addition, technological improvements were made to improve operating efficiencies. We anticipate an aggregate capital expenditure investment of approximately $38 million.

PARENT COMPANY CLASS ACTION LITIGATION

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

The Securities and Exchange Commission ("SEC") and the United States Attorney for the District of New Jersey are also conducting investigations relating to the matters referenced above. As a result of the findings from Cendant's internal investigations, Cendant made all adjustments considered necessary by Cendant. On June 14, 2000, pursuant to an offer of settlement made by Cendant, the SEC issued an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order. In such Order, the SEC found that Cendant had violated certain financial reporting provisions of the Securities and Exchange Act of 1934 and ordered Cendant to cease and desist from committing any future violations of such provisions. No financial penalties were imposed by the SEC against us, Cendant or any of its other subsidiaries.

On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities class action pending against Cendant in the U.S. District Court in Newark, New Jersey (the "Settlement Agreement") brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant would pay the class members approximately $2.85 billion in cash. The definitive settlement document was approved by the U.S. District Court by order dated August 14, 2000. Certain parties in the class action have appealed the District Court's ordered approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. No appeals challenging the fairness of the $2.85 billion settlement amount were filed. The U.S. Court of Appeals for the Third Circuit has not issued a briefing schedule for the appeals. Accordingly, Cendant will not be required to fund the settlement amount of $2.85 billion for some time. However, the Settlement Agreement required Cendant to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. Accordingly, on November 13, 2000, Cendant posted a surety bond in the amount of $790 million and letters of credit aggregating $1.71 billion. Cendant also funded a trust established for the benefit of the plaintiffs with a cash deposit of approximately $350 million on November 13, 2000. Such deposit will serve to reduce the amount of collateral required to be posted by Cendant under the Settlement Agreement.

The settlement does not encompass all litigation asserting claims associated with Cendant's accounting irregularities. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. An adverse outcome from such proceedings could be material with respect to Cendant's earnings in any given reporting period. However, we do not believe that the impact of such unresolved proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

FLEET DISPOSITION

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. We have appointed a team to implement these standards on an enterprise-wide basis. We have identified certain contracts, which contain embedded derivatives, and additional freestanding derivatives as defined by SFAS No. 133. Completion of our implementation plan and determination of the impact of adopting these standards is expected by the end of the fourth quarter of 2000. Since the impact is dependent upon market fluctuations and the notional value of such contracts at the time of adoption, the impact of adopting these standards is not fully determinable. However, we currently do not anticipate material changes to any of our existing hedging strategies as a result of such adoption. We will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. We will adopt SFAS No. 140 on December 31, 2000, as required.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously disclosed in our 1999 Annual Report filed on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase or decrease) in our market risk sensitive positions. We used September 30, 2000 market rates to perform the sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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


                                               PHH CORPORATION



                                               By:  /s/ Duncan H. Cocroft
                                               --------------------------
                                               Duncan H. Cocroft
                                               Executive Vice President and
                                               Chief Financial Officer



                                               By: /s/ John T. McClain
                                               -----------------------
                                               John T. McClain
                                               Senior Vice President,
                                               Finance
                                               and Corporate Controller


Date: November 14, 2000

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

   10.1 Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 12, 2000.

   12         Computation of ratio of earnings to fixed charges

   27         Financial data schedule (for electronic transmission only)