Form 10-K405
period 2000-12-31
PHH CORP
filed 2001-03-30
CIK 77776

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                           COMMISSION FILE NO. 1-7797

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

Aggregate market value of the common stock issued and outstanding and held by nonaffiliates of the Registrant as of December 31, 2000: $0

Number of shares of common stock of PHH Corporation outstanding on December 31, 2000: 1,000

PHH Corporation meets the conditions set forth in General Instructions I
(1) (a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                        PART I

          1             Business                                                          1

          2             Properties                                                        9

          3             Legal Proceedings                                                 9

          4             Submission of Matters to a Vote of Security Holders              10

                        PART II

          5             Market for the Registrant's Common Equity and Related
                        Security Holder Matters                                          10

          6             Selected Financial Data                                          10

          7             Management's Narrative Analysis of the Results of Operations
                        and Liquidity and Capital Resources                              11

         7a             Quantitative and Qualitative Disclosures about Market Risk       17

          8             Financial Statements and Supplementary Data                      19

          9             Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                         19

                        PART III

         10             Directors and Executive Officers of the Registrant               19

         11             Executive Compensation                                           19

         12             Security Ownership of Certain Beneficial Owners and
                        Management                                                       19

         13             Certain Relationships and Related Transactions                   19

                        PART IV

         14             Exhibits, Financial Statement Schedules and Reports on Form
                        8-K                                                              19

                        Signatures                                                       20

                                     PART I

ITEM 1. BUSINESS

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY", "PHH", "WE", "OUR", OR "US" MEANS PHH CORPORATION, A MARYLAND CORPORATION, AND ITS SUBSIDIARIES.

Pursuant to a merger with HFS Incorporated, effective April 30, 1997, we became a wholly-owned subsidiary of HFS. On December 17, 1997, pursuant to a merger between CUC International Inc. and HFS (the "Cendant Merger"), HFS was merged into CUC with CUC surviving and changing its name to Cendant Corporation ("Cendant" or the "Parent Company"). As a result of the Cendant Merger, we became a wholly-owned subsidiary of Cendant.

GENERAL

We are a provider of relocation, mortgage and, as of March 1, 2001, fleet management services. In the Relocation segment, our Cendant Mobility Services Corporation subsidiary is the largest provider of corporate relocation services in the world, offering relocation clients a variety of services in connection with the transfer of a client's employees. In the Mortgage segment, our Cendant Mortgage Corporation subsidiary originates, sells and services residential mortgage loans in the United States, marketing such services to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and mortgage banks. In the Fleet business, through the acquisition of Avis Group Holdings, Inc. on March 1, 2001, we provide fleet management services to corporate clients and government agencies.

RECENT DEVELOPMENTS

ACQUISITIONS

We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries in addition to transactions previously announced. As part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of debt securities or Cendant's CD common stock, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

AVIS GROUP HOLDINGS. On March 1, 2001, PHH purchased the 82.2% of Avis Group that Cendant did not already own at a price of $33.00 per share in cash, or approximately $937 million. Through the acquisition of Avis Group, PHH also acquired PHH Arval, a leader in the fleet management service business, which offers fleet leasing, fleet management and other management services to corporate clients and government agencies, and Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses.

In an effort to effectively integrate the operations of Avis Group with those of Cendant, Cendant implemented an internal reorganization on March 1, 2001. Pursuant to this reorganization, the worldwide fleet management operations and fuel card services of Avis Group remained our subsidiary. The car rental operations of Avis Group became a part of Cendant's subsidiary Cendant Car Holdings, LLC. Cendant's car rental business is now comprised of the Avis franchise system and the car rental operations of Avis Group, formerly Cendant's largest Avis franchisee.

BRADFORD & BINGLEY RELOCATION SERVICES. On September 7, 2000, we acquired UK-based Bradford & Bingley Relocation Services, Ltd. ("BBRS"), a leading corporate relocation services provider in the United Kingdom. BBRS operations were merged with our Cendant Relocation (UK) Limited operations immediately after the acquisition.

HAMILTON WATTS INTERNATIONAL. On July 20, 2000, we acquired Hamilton Watts International, a leading provider of expatriate and corporate relocation management services in Australia and across Southeast Asia.

FORWARD-LOOKING STATEMENTS

Financial information about our business segments may be found in Note 18 to our Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Forward-looking statements in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

    - the effects of changes in current interest rates, particularly on our Mortgage segment;

    - the resolution or outcome of Cendant's unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

    - our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of Avis Group, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

    - changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and the fleet management business in the event that used vehicle values decrease; and

    - changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RELOCATION SEGMENT

GENERAL. Our Relocation segment represented approximately 50%, 50% and 55% of our revenue for 2000, 1999 and 1998, respectively. Cendant Mobility(SM) is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 20,000 employees internationally each year in 111 countries. At December 31, 2000, we employed approximately 2,600 people in our relocation business.

SERVICES. The employee relocation business offers a variety of services in connection with the transfer of our clients' employees. The relocation services provided to our customers primarily include the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of equity advances (generally guaranteed by the corporate client), certain home management services, assistance in locating a new home at the transferee's destination and consulting and other related services.

Corporate clients pay a fee for the services performed. Another source of revenue is interest on equity advances and broker referral fees. Substantially all costs associated with such services are reimbursed by the corporate client, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased in most cases (other than government clients). As a result of the obligation of most corporate clients to reimburse Cendant Mobility for losses on resale and guarantee repayment of equity advances, our exposure on such items is limited to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In transactions where we assume the risk for losses on the sale of homes, which comprise approximately 3% of net revenue, we control all facets of the resale process, thereby limiting our exposure.

The homesale program service is the core service for many domestic and international programs. This program provides employees guaranteed offers for their homes and assists clients in the management of employees' productivity during their relocation. Cendant Mobility allows clients to outsource their relocation programs by providing clients with professional support for planning and administration of all elements of their relocation programs. The majority of new proposals involve outsourcing, due to corporate downsizing, cost containment and increased need for expense tracking.

Our relocation accounting services supports auditing, reporting and disbursement of all relocation-related expense activity.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Services include planning, communications, analysis, and assessment of the move. Policy consulting provides customized consultation and policy review, as well as industry data, comparisons and recommendations. Cendant Mobility also has developed and/or customized numerous non-traditional services including outsourcing of all elements of relocation programs, moving services and spouse counseling.

Our moving service, with over 65,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver, and overall service.

Our marketing assistance service provides assistance to transferees in the marketing and sale of their own home. A Cendant Mobility professional assists in developing a custom marketing plan and monitors its implementation through the broker. The Cendant Mobility professional assists the local broker by acting as an advocate for our clients' employees in negotiating offers. This helps clients' employees obtain the highest possible price for their homes and assists clients to ensure compliance with their relocation programs and management of their costs.

For clients' employees moving to or from the U.S. from a foreign country, within a foreign country, or from one foreign country to another, our international assignment service group provides a full spectrum of relocation services. This group coordinates these relocation services and assists with immigration support, candidate assessment, intercultural training, language training, and repatriation coaching.

Our affinity services provide value-added real estate and relocation services to organizations with established members and/or customers. Organizations, such as insurance and airline companies that have established members, offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Affinity services provide home buying and selling assistance, as well as mortgage assistance and moving services to members of applicable organizations. Personal assistance is provided to over 44,000 individuals, with approximately 22,000 real estate transactions annually.

VENDOR NETWORKS. Cendant Mobility provides relocation services through various vendor networks that meet the superior service standards and quality deemed necessary by Cendant Mobility to maintain its leading position in the marketplace. We have a real estate broker network of approximately 350 principal brokers and 850 associate brokers. Our van line, insurance, appraisal and closing networks allow us to receive discounts, while maintaining control over the quality of service provided to clients' transferees.

BUSINESS GROWTH. Our growth strategy is primarily driven by domestic and international acquisitions and market expansion. On July 20, 2000, Cendant Mobility acquired Hamilton Watts International, a leading provider of expatriate relocation services in Australia and Southeast Asia. On September 7, 2000, Cendant Mobility acquired Bradford & Bingley Relocation Services, Ltd., a leading relocation management service in the United Kingdom. BBRS operations were merged with our Cendant Relocation (UK) operations immediately after the acquisition.

TRADEMARKS AND INTELLECTUAL PROPERTY. The service mark "Cendant Mobility" and related trademarks and logos are material to our relocation business. Cendant Mobility and its subsidiaries actively use the marks. All of the material marks used in Cendant Mobility's business are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where Cendant Mobility or its subsidiaries have significant operations. We own the marks used in Cendant Mobility's business.

COMPETITION. Competition is based on service, quality and price. In the United States, there are three other major national providers of such services:
Associates Relocation Management, GMAC Relocation Services and Prudential Relocation Management. We are the market leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations.

SEASONALITY. The principal sources of revenue are based upon the timing of transferee moves, which are lower in the first and last quarter of each year, and at the highest levels in the second and third quarters.

MORTGAGE SEGMENT

GENERAL. Our Mortgage segment represented approximately 47%, 48% and 44% of our revenue for 2000, 1999 and 1998, respectively. We originate, sell and service residential first mortgage loans in the United States. For 2000, Cendant Mortgage(SM) was the fifth largest lender of retail originated residential mortgages, and the ninth largest lender of residential mortgages in the US. On December 18, 2000, we announced a new alliance with Merrill Lynch whereby Merrill Lynch outsourced its mortgage origination and servicing operations to us. Merrill Lynch closed approximately $5 billion in retail purchase mortgages during 2000. Assuming Merrill Lynch's loan volume was part of our operating results for the full year of 2000, we believe we would have ranked as the second largest retail mortgage lender in 2000.

A full line of first mortgage products are marketed to consumers through relationships with corporations, financial institutions, real estate brokerage firms, including Cendant's CENTURY 21, Coldwell Banker and ERA franchisees, and other mortgage banks. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states. At December 31, 2000, Cendant Mortgage had approximately 4,400 employees.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage also services mortgage loans and earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

Cendant Mortgage offers mortgages through the following platforms:

    - TELESERVICES. Mortgages are offered to consumers through an 800-number teleservices operation based in Mt. Laurel, New Jersey under programs for real estate organizations (Phone In, Move Ins), private label programs for financial institutions, and for relocation clients in conjunction with the operations of Cendant Mobility. The teleservices operation provides us with retail mortgage volume that contributes to Cendant Mortgage ranking as the fifth largest retail originator in 2000 according to "Inside Mortgage Finance."

    - INTERNET. Mortgage information is offered to consumers through a Web interface that is owned by Cendant Mortgage. The Web interface contains educational materials, rate quotes and a full mortgage application. This content is made available to the customers of partner organizations. Partners include Century 21, Coldwell Banker, ERA, Cendant Mobility, Mellon Bank, United States Bank, GE Financial Network and Merrill Lynch Credit Corporation. In addition, we developed and launched our own online brand--InstaMortgage.com(SM) in 1999. Applications from online customers are processed via our teleservices platform.

    - POINT OF SALE. Mortgages are offered to consumers through field sales professionals with all processing, underwriting and other origination activities based in New Jersey. These field sales professionals generally are located in real estate offices around the United States and are equipped with software to obtain product information, quote interest rates and prepare a mortgage application with the consumer.

    - WHOLESALE/CORRESPONDENT. We purchase closed loans from financial institutions and mortgage banks after underwriting the loans. Financial institutions include banks, thrifts and credit unions. Such institutions are able to sell their closed loans to a large number of mortgage lenders and generally base their decision to sell to Cendant Mortgage on price, product menu and/or underwriting. We also have wholesale/correspondent originations with mortgage banks affiliated with real estate brokerage organizations.

BUSINESS GROWTH. Our strategy is to increase market share by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices, Phone In, Move In and Internet (Log In, Move Ins) programs. The Phone In, Move In program was developed for real estate firms in 1997 and has been established in over 6,000 real estate offices.

We are well positioned to expand our financial institutions business channel by working with financial institutions which desire to outsource their mortgage originations operations to Cendant Mortgage. We also will expand our relocation mortgage volume through increased linkage with Cendant Mobility. Each of these market share growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to capture a higher percentage of the highly fragmented mortgage market more cost effectively.

In connection with our new alliance with Merrill Lynch, Merrill Lynch will continue to market mortgages to its clients in partnership with their financial consultants. In January 2001, Merrill Lynch began utilizing our services on a private-label basis to process and service loans.

COMPETITION. Competition is based on service, quality, products and price. There are an estimated 22,000 national, regional or local providers of mortgage banking services across the United States. Cendant Mortgage has increased its mortgage origination market share in the United States to 2.1% in 2000 from 1.8% in 1999. According to INSIDE MORTGAGE FINANCe, the market share leader for 2000 reported a 7.1% market share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages.

SEASONALITY. The principal sources of revenue are based on the timing of mortgage origination activity, which is based upon the timing of residential real estate sales. Real estate sales are generally lower in the first calendar quarter each year and relatively level the other three quarters of the year. As a result, our revenue is lower in the first calendar quarter of each year.

FLEET BUSINESS

GENERAL. On March 1, 2001, through the acquisition of Avis Group, the worldwide fleet management operations of Avis Group became our subsidiary. In such acquisition, we acquired (i) PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, which offers fleet leasing, fleet management, other management services to corporate clients and government agencies, and (ii) Wright Express Corporation, the leading fuel card service provider in the United States, which offers fuel and vehicle expense management programs to corporations and government agencies for the effective management and control of vehicle travel expenses. These services include vehicle leasing advisory services and fleet management services for a broad range of vehicle fleets. Advisory services include fleet policy analysis and recommendations, benchmarking, and vehicle recommendations and specifications. In addition, we provide managerial services which include ordering and purchasing vehicles, arranging for their delivery through dealerships located throughout the United States and Canada, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims with vehicle manufacturers and remarketing used vehicles. We also offer various leasing plans for our vehicle leasing programs, financed primarily through the issuance of commercial paper and medium-term notes and through unsecured borrowings under revolving credit agreements, securitization financing arrangements and bank lines of credit.

Through PHH Arval and Wright Express in the United States, we also offer fuel and expense management programs to corporation and government agencies for the effective management and control of automotive business travel expenses. By utilizing our service cards issued under the fuel and expense management programs, a client's representatives are able to purchase various products and services such as gasoline, tires, batteries, glass and maintenance services at numerous outlets.

PRODUCTS. Our fleet management services are divided into two principal products: (i) asset based products, and (ii) fee based products.

Asset based products represents the services our clients require to lease a vehicle which includes vehicle acquisition, vehicle remarketing, financing, and fleet management consulting. We lease in excess of 287,000 units through both open end lease structures and closed end structures. Open-end leases are the prevalent structure in North America representing 96% of the total vehicles financed in North America. The open-end leases can be structured on either a fixed rate or floating rate basis (where the interest component of the lease payment changes month to month based upon an index) depending upon client preference. The open-end leases are typically structured with a 12-month minimum lease term, with month-to-month renewals thereafter. The typical unit remains under lease for approximately 34 months. A client receives a full range of services in exchange for a monthly rental payment which includes a management fee. The residual risk on the value of the vehicle at the end of the lease term remains with the lessee under an open-end lease, except for a small amount which is retained by the lessor.

Closed-end leases are structured with a fixed term with the lessor retaining the vehicle residual risk. The most prevalent lease terms are 24 months, 36 months, and 48 months. We utilize independent third-party valuations and internal projections to set the residuals utilized for these leases. The fee based products are designed to effectively manage costs and enhance driver productivity. The three main fee based products are fuel services, maintenance services and accident management. Fuel services represents the utilization of our proprietary cards to access fuel through a network of franchised and independent fuel stations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet fuel card supplier with over 125,000 fuel facilities in its network and in excess of 3.2 million cards issued. Wright Express distributes its fuel cards and related offerings through three primary channels: (i) the Wright Express-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and (iii) co-branded marketing, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies.

We offer customer vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor each card transaction for policy compliance, reasonablity, and cost effectiveness, and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

We also provide our clients with comprehensive accident management services such as (i) immediate assistance after receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance, etc.), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our leverage with the repair and body shops included in our preferred supplier network (the largest in the industry), which typically provides customers with extremely favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy.

COMPETITIVE CONDITIONS. The principal factors for competition in vehicle management services are service quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. We rank second in the United States in the number of vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of fleet management services in the United States, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 45% of fleets are leased by third-party providers. The unpenetrated market and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

SEASONALITY. The fleet management services businesses are generally not seasonal.

REGULATION

MORTGAGE AND RELOCATION. The federal Real Estate Settlement Procedures Act (RESPA) and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our mortgage and relocation businesses. Our mortgage business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states which could limit referral fees to our relocation business.

It is a common practice for online mortgage and real estate related companies to enter into advertising, marketing and distribution arrangements with other Internet companies and Web sites, whereby the mortgage and real estate related companies pay fees for advertising, marketing and distribution services and other goods and facilities. The applicability of RESPA's referral fee prohibitions to the compensation provisions of these arrangements is unclear and the Department of Housing and Urban Development has provided no guidance to date on the subject.

FLEET. We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles.

EMPLOYEES

As of December 31, 2000, we had approximately 6,800 employees. Management believes our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located at a building owned by Cendant at 6 Sylvan Way, Parsippany, New Jersey.

The Relocation segment has its main corporate operations located in three leased buildings in Danbury, Connecticut, with lease terms expiring in 2004, 2005 and 2008. There are also five regional offices located in Mission Viejo and Walnut Creek, California; Oak Brook and Chicago, Illinois; and Irving, Texas, which provide operation support services. We own the office in Mission Viejo and the others we operate pursuant to leases that expire in 2004, 2003, 2004 and 2003, respectively. International offices are located in: Hammersmith and Swindon, United Kingdom; Melbourne, Australia; and Singapore pursuant to leases that expire in 2012, 2013, 2005 and 2002, respectively.

The Mortgage segment has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 940,000 square feet. The lease terms expire over the next four years. Regional sales offices are located in Englewood, Colorado and Santa Monica, California, pursuant to leases that expire in 2002 and 2005, respectively.

The Fleet business leases office space and marketing centers in ten locations in the United States and Canada, with approximately 413,000 square feet in the aggregate.

The Fleet business maintains a regional/processing office in Hunt Valley, Maryland.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various litigation matters arising in the ordinary course of business and a plaintiff in several collection matters which are not considered material either individually or in the aggregate.

Since the April 15, 1998 announcement by Cendant of the discovery of accounting irregularities in its former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on Cendant's behalf and several other lawsuits and arbitration proceedings have been filed in various courts against Cendant and other defendants.

In addition, the SEC and the United States Attorney for the District of New Jersey conducted investigations relating to accounting irregularities. As a result of the findings from Cendant's internal investigations, Cedant made all adjustments considered necessary which are reflected in Cendant's previously filed financial statements. The investigation of the SEC as to Cendant concluded on June 14, 2000 when Cendant consented to an entry of an Order Instituting Public Administration Proceedings in which the SEC found that Cendant had violated certain record-keeping provisions of the federal securities laws, Sections 13(a) and 13(b) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13b2-1, and ordered Cendant to cease and desist from committing or causing any violation and any future violation of those provisions.

On December 7, 1999, Cendant announced that it reached a preliminary agreement to settle the principal securities action pending against it in the U.S. District Court in Newark, New Jersey relating to the aforementioned class action lawsuits. In the definitive written settlement agreement executed March 17, 2000, Cendant agreed to pay the class members approximately $2.85 billion in cash. The District Court approved the settlement in orders dated August 14, 2000. Certain parties who objected to the settlement have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding attorney's fees and expenses to counsel for the lead plaintiffs to the United States Court of Appeals for the Third Circuit. Briefing of the appeals is nearly complete, but no argument date has been set by the Third Circuit. Cendant currently plans to fund the settlement through the use of its available cash, the issuance of its debt securities and/or the issuance of its equity securities. Cendant intends to finance the cost of the settlement so as to maintain its investment grade ratings. Please see Cendant's Form 8-K, dated December 7, 1999, for a description of the agreement to settle the common stock class action litigation.

Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

The underlying discussions of each segment's operating results focus on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

RESULTS OF OPERATIONS--2000 VS. 1999

RELOCATION

Revenues and Adjusted EBITDA increased $33 million, or 8%, and $20 million, or 16%, respectively, reflecting a continuing trend in our business operations from asset based to service based. Higher service based fees include increases of:
(i) $14 million of referral fees, reflecting increased penetration in both destination and departure markets; (ii) $8 million of outsourcing fees resulting from expanded services; (iii) $10 million of international revenues resulting from increased marketing and sales efforts and (iv) $5 million of other ancillary service fees. Also contributing to the increase in revenues and Adjusted EBITDA was improved interest income of $13 million resulting from maintaining lower debt levels principally due to operating benefits realized from our investment in technology. Partially offsetting the increase in service fee revenues was a $14 million decline in corporate and government home sale revenues, principally due to a reduced volume of closings. Partially offsetting the increase in Adjusted EBITDA is a $7 million gain recognized in 1999 on the sale of a minority interest in an insurance subsidiary. Excluding such gain, revenues and Adjusted EBITDA increased $40 million, or 10%, and $27 million, or 23%, respectively.

In September 2000, we acquired Bradford & Bingley Relocation Services, a leading provider of global relocation management services in the United Kingdom. Such acquisition contributed $3 million to revenues and had no impact on Adjusted EBITDA.

MORTGAGE

Revenues increased $26 million, or 7%, while Adjusted EBITDA decreased
$2 million, or 1%. Revenues from mortgage loans closed increased $16 million due to favorable production margins, partially offset by a reduction in mortgage loan closings. The average production fee increased 25 basis points, or 21%, due to a reduction in the direct costs per loan. Mortgage loan closings declined $3.4 billion, or 13%, to $22.1 billion, consisting of $20.2 billion in purchase mortgages and $1.9 billion in refinancing mortgages. The decline in loan closings was primarily the result of a $4.2 billion reduction in mortgage refinancing volume. This reduction was due to 1999's unprecedented industry-wide refinancing activity. Purchase mortgage closings in our retail lending business (where we interact directly with the consumer) increased $1.0 billion to $16.6 billion. Retail mortgage lending has been our primary focus and accounted for more than 80% of loan volume in 2000. We ranked as the fifth-largest retail mortgage lender by the National Mortgage News-Registered Trademark- for 2000.

During the fourth quarter of 2000, we entered into an expanded agreement with Merrill Lynch, under which Merrill Lynch has outsourced its mortgage origination and servicing operations to us, beginning January 1, 2001. Merrill Lynch closed approximately $5 billion in retail purchase mortgages during 2000.

Assuming Merrill Lynch's loan volume was part of our operating results for the full year of 2000, we believe we would have ranked as the second largest retail mortgage lender in 2000.

Loan servicing revenues in 1999 included an $8 million gain on the sale of servicing rights. Excluding such gain, recurring loan servicing revenue increased $19 million, or 20%. The increase in loan servicing revenues was principally attributable to a corresponding increase in the average servicing portfolio, which grew approximately $14.3 billion, or 31%. The Adjusted EBITDA margin decreased principally because of lower loan origination volume during the first half of 2000.

As we anticipated, market conditions improved in the second half of 2000, producing more positive margin comparisons. We continue to expect improvement in our operating results during the first half of 2001.

RESULTS OF OPERATIONS--1999 VS. 1998

RELOCATION

Revenues and Adjusted EBITDA decreased $29 million, or 7%, and $3 million, or 2%, respectively. Operating results in 1999 benefited from a $13 million increase in referral fees and international relocation service revenue, offset by a comparable decline in home sales revenue. Total expenses decreased
$26 million, or 8%, which included $15 million in cost savings from regional operations, technology and telecommunications, and $11 million in reduced expenses resulting from reduced government home sales and the sale of an asset management company in the third quarter of 1998. The asset management company contributed 1998 revenues and Adjusted EBITDA of $21 million and $16 million, respectively. In 1999, revenues and Adjusted EBITDA benefited from the sale of a minority interest in an insurance subsidiary, which resulted in $7 million of additional revenue and Adjusted EBITDA. In 1998, revenues and Adjusted EBITDA also benefited from an improvement in receivable collections, which permitted an $8 million reduction in billing reserve requirements.

MORTGAGE

Revenues increased $44 million, or 12%, and Adjusted EBITDA decreased
$6 million, or 3%. The increase in revenues resulted from a $32 million increase in loan servicing revenues and a $12 million increase in loan closing revenues. The average servicing portfolio increased $10 billion, or 29%, with the average servicing fee increasing approximately seven basis points because of a reduction in the rate of amortization on servicing assets. The reduced rate of amortization was caused by higher mortgage interest rates in 1999. Total mortgage closing volume in 1999 was $25.6 billion, a decline of $400 million from 1998. However, purchase mortgage volume (mortgages for home buyers) increased $3.7 billion, or 24%, to $19.1 billion, offset by a $4.2 billion decline in mortgage refinancing volume. Moreover, purchase mortgage volume from the teleservices business (Phone In--Move In) and Internet business (Log In--Move In) increased $4.7 billion, or 63%, primarily because of increased purchase volume from our real estate franchisees. The Adjusted EBITDA margin decreased from 53% in 1998 to 46% in 1999. Adjusted EBITDA decreased because of a $17 million increase in expenses incurred within servicing operations for the larger of the increase in the average servicing portfolio and other expense increases for technology, infrastructure and teleservices to support capacity for volume anticipated in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999      CHANGE
                                                              --------   --------   --------
Cash provided by (used in) continuing operations:
  Operating activities                                         $ 761     $ 1,337    $  (576)
  Investing activities                                          (462)      1,173     (1,635)
  Financing activities                                           (90)     (2,689)     2,599
Effects of exchange rate changes on cash and cash
  equivalents                                                     (1)        (22)        21
                                                               -----     -------    -------
Net change in cash and cash equivalents                        $ 208     $  (201)   $   409
                                                               =====     =======    =======

Cash flows from operating activities decreased primarily due to a reduction of $1.1 billion in net proceeds received from the origination and sale of mortgage loans, partially offset by an increase in cash flows generated from receivables and a decrease in cash flows expended on payables.

Cash flows from investing activities resulted in an outflow of $462 million in 2000 compared to an inflow of $1.2 billion in 1999, primarily due to the absence in 2000 of $1.8 billion of net cash proceeds received from the disposition of the Fleet segment in 1999. Such amount was partially offset by a net inflow of funds generated from advances on homes under management.

Cash flows used in financing activities decreased primarily due to a $4.2 billion reduction in net borrowing requirements to fund our investment in assets under management and mortgage programs and also a decrease of $1.1 billion in dividend payments to Cendant, partially offset by the absence in 2000 of $3.0 billion in proceeds received for debt repayment in connection with the disposal of our former Fleet segment.

CAPITAL EXPENDITURES

Capital expenditures during 2000 amounted to $34 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 of approximately $60 million primarily due to the acquisition of the fleet management business.

CENDANT STOCKHOLDER LITIGATION SETTLEMENT

On August 14, 2000, the U.S. District Court approved Cendant's agreement (the "Settlement Agreement") to settle the principal securities class action pending against Cendant, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the Third Circuit has issued a briefing schedule for the appeals which is nearly complete. No date for oral argument has been set. Cendant intends to finance the $2.85 billion settlement amount with cash generated from its operations, borrowings under its existing credit facilities and new borrowings.

Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

DEBT FINANCING

We operate our mortgage and relocation services businesses as a separate public reporting entity and support the origination of mortgages and advances under relocation contracts primarily by issuing commercial paper and medium-term notes and by maintaining secured obligations, depending upon asset growth and financial market conditions. Our debt is issued without recourse to Cendant. Such debt is not classified based on contractual maturities, but rather is included in liabilities under management and mortgage programs since the debt corresponds directly with the high quality related assets. We expect to continue to maximize our access to global capital markets by maintaining the quality of our assets under management. This is achieved by maintaining credit standards to minimize credit risk and the potential for losses.

Our debt decreased approximately $300 million to $2.0 billion at December 31, 2000. Such decrease was primarily attributable to a decrease in medium-term notes, partially offset by an increase in commercial paper. At December 31, 2000, our outstanding debt was comprised of $1.6 billion of commercial paper, $292 million of secured obligations (with a total commitment of $500 million and renewable on an annual basis), $117 million of medium-term notes maturing through 2002 and $75 million of unsecured borrowings maturing in 2001.

During 2000, we filed a shelf registration statement registering an additional $2.625 billion of debt securities, which increased the amount available for issuing medium-term notes to approximately $3.0 billion at December 31, 2000. We issued $650 million of medium-term notes under this shelf registration in January 2001, bearing interest at a rate of 8 1/8% per annum and maturing in February 2003. The senior indenture under which these medium-term notes were issued prevents us from paying dividends and/or making intercompany loans to Cendant if, after giving effect to those dividends or intercompany loans, our debt to equity ratio exceeds 6.5 to 1. Furthermore, under the senior indenture, our ratio of debt to tangible net worth must be maintained at or less than 10 to
1. A portion of the proceeds from this offering were used to finance the acquisition of Avis Group Holdings, Inc. on March 1, 2001 (see "Strategic Business Initiatives" below). Proceeds from future offerings will be used to finance assets under management and for general corporate purposes.

We manage our exposure to interest rate and liquidity risk by matching floating and fixed interest rate and maturity characteristics of funding to related assets, varying short and long-term domestic and international funding sources and securing available credit under committed banking facilities. To provide additional financial flexibility, our current policy is to ensure that committed facilities aggregate 100% of the average amount of outstanding commercial paper.

As of December 31, 2000, we maintained $1.775 billion of committed and unsecured revolving credit facilities. These facilities comprise a $750 million syndicated revolving credit facility maturing in 2001, a $750 million syndicated revolving credit facility maturing in 2005 and $275 million of other revolving credit facilities maturing in 2001. Borrowings under these facilities bear interest at a rate of LIBOR, plus a margin of approximately 40 basis points. We are required to pay a per annum facility fee of approximately .125% under the facilities. The full amount of these facilities was undrawn and available to support the average outstanding commercial paper balance at December 31, 2000. On February 22, 2001, we renewed our $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. We are required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. The facilities contain certain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2000, we had complied with all the restrictive covenants. Our long-term credit ratings are A with Fitch IBCA, A- with Standard & Poor's and Baa1 with Moody's. Our short-term ratings are F1 with Fitch IBCA, A2 with Standard & Poor's and P2 with Moody's. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.)

In addition to the above-mentioned sources of financing, we will continue to manage outstanding debt with the potential sale or transfer of managed assets to third parties while retaining fee-related servicing responsibility. At
December 31, 2000, we maintained the following agreements whereby managed assets were sold or transferred to third parties:

BISHOPS GATE RESIDENTIAL MORTGAGE TRUST. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate, committed to purchase for cash, at our option, mortgage loans originated by us on a daily basis, up to Bishops Gate's asset limit of $2.1 billion, until May 2001. We retain the servicing rights on the mortgage loans sold to Bishops Gate and arrange for the sale or securitization of the mortgage loans into the secondary market. Bishops Gate retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, we were servicing approximately $1.0 billion and $813 million, respectively, of mortgage loans owned by Bishops Gate.

APPLE RIDGE FUNDING. Under these revolving sales agreements, certain relocation receivables are transferred for cash, on a revolving basis, to an unaffiliated bankruptcy remote special purpose entity, Apple Ridge, until March 31, 2007. We retain a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2000, we were servicing approximately $591 million of receivables under these agreements. At December 31, 1999, we had not transferred any assets to Apple Ridge.

We closely evaluate not only the credit of the banks providing our sources of financing, but also the terms of the various agreements to ensure on-going availability. We believe that our current policy provides adequate protection should volatility in the financial markets limit our access to commercial paper or medium-term notes funding. We continuously seek additional sources of liquidity to accommodate our asset growth and to provide further protection from volatility in the financial markets. In the event that the public debt market is unable to meet our funding needs, we believe that we have appropriate alternative sources to provide adequate liquidity, including current and potential future securitizations and our revolving credit facilities.

STRATEGIC BUSINESS INITIATIVES

On March 1, 2001, we acquired all of the outstanding shares of Avis Group that Cendant did not currently own at a price of $33.00 per share in cash, or approximately $967 million, including $30 million of transaction costs and expenses. In an effort to effectively integrate the operations of Avis Group with those of Cendant, Cendant implemented an internal reorganization on March 1, 2001. Pursuant to this reorganization, the worldwide fleet management operations of Avis Group remained our subsidiary and the car rental operations of Avis Group became a part of Cendant's subsidiary Cendant Car Holdings, LLC.

We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries in addition to transactions previously announced. As part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of debt securities or CD common stock, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate Board of Directors, regulatory and other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 1999, the Emerging Issues Task Force released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. We plan to adopt EITF Issue
No. 99-20 on January 1, 2001, which would result in a non-cash charge of $46 million ($27 million, after tax) to account for the cumulative effect of the accounting change in the first quarter of 2001.

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

As of January 1, 2001, we will record a $13 million ($8 million, after tax) non-cash charge as a cumulative transition adjustment to earnings relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair-value-type hedges. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. The cumulative effect is based on management's interpretation of the accounting literature as of March 2001.

As provided for in SFAS No. 133, we will also reclassify certain investment securities as trading securities at January 1, 2001. This reclassification will result in a pre-tax benefit of approximately $82 million, which will be recorded in the first quarter of 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. We adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard is not yet fully determinable.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

    - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

    - the effects of changes in current interest rates, particularly on our Mortgage segment;

    - the resolution or outcome of Cendant's unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

    - our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of Avis Group, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

    - changes in the vehicle manufacturer repurchase arrangements between vehicle manufacturers and the fleet management business in the event that used vehicle values decrease; and

    - changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly interest rate swaps, forward delivery commitments and futures and options contracts to manage and reduce the interest rate risk related specifically to our committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities and debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk related to our foreign currency denominated translational and transactional exposures.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. Our derivative financial instruments are designated as hedges of underlying exposures, as those instruments demonstrate high correlation in relation to the asset or transaction being hedged. More detailed information about these financial instruments is provided in Note 15--Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

    - Interest rate movements in one country as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage prepayments, mortgage loans held for sale, and anticipated mortgage production arising from commitments issued and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market exposure for the foreseeable future.

    - Our primary foreign currency rate exposure is to exchange rate fluctuations in the British pound sterling. We anticipate that such foreign currency exchange rate risk will remain a primary market exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

We use a discounted cash flow model in determining the fair value of relocation receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights and mortgage-backed securities. The primary assumptions used in these models are prepayment speeds and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans and commitments to fund mortgages forward delivery contracts and options, we use an option-adjusted spread ("OAS") model in determining the impact of interest rate shifts. We also utilize the OAS model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2000.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis permitted, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures--interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 14(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 14(B) REPORTS ON FORM 8-K

On November 20, 2000, we filed a Current Report on Form 8-K to report under Item 5 that Cendant, the Company and others entered into an agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. not currently owned by Cendant.

On December 12, 2000, we filed a Current Report on Form 8-K to report under Item 5 that we entered into a distribution agreement in connection with the establishment of a program for the offering of certain debt securities.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHH CORPORATION

                                                       By:  /s/ RICHARD A. SMITH
                                                            -----------------------------------------
                                                            Richard A. Smith
                                                            President
                                                            March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/s/ RICHARD A. SMITH
---------------------------------
Richard A. Smith
President

Principal Financial Officer:

/s/ DUNCAN H. COCROFT
---------------------------------
Duncan H. Cocroft
Executive Vice President,
Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN T. MCCLAIN
---------------------------------
John T. McClain
Senior Vice President
and Corporate Controller

Board of Directors:

/s/ JAMES E. BUCKMAN
---------------------------------
James E. Buckman
Director

/s/ STEPHEN P. HOLMES
---------------------------------
Stephen P. Holmes
Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report                                    F-2

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                              F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999    F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                              F-5

Consolidated Statements of Stockholder's Equity for the
  years ended December 31, 2000, 1999 and 1998                  F-6

Notes to Consolidated Financial Statements                      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of PHH Corporation

    We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2000 and 1999 and the related consolidated statements of income, cash flows and stockholder's equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 1, 2001

                        PHH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Service fees:
    Relocation services (net of interest costs of $0, $24
      and $27)                                                 $  448     $  415     $  444
    Mortgage services (net of amortization of mortgage
      servicing rights
      and interest of $244, $227 and $221)                        423        397        353
                                                               ------     ------     ------
  Service fees, net                                               871        812        797
  Other                                                            27         18         11
                                                               ------     ------     ------
Net revenues                                                      898        830        808
                                                               ------     ------     ------
EXPENSES
  Operating                                                       463        425        387
  General and administrative                                       83         75        105
  Depreciation and amortization                                    43         36         26
  Other charges (credits)                                           1         --        (19)
                                                               ------     ------     ------
Total expenses                                                    590        536        499
                                                               ------     ------     ------
INCOME BEFORE INCOME TAXES                                        308        294        309
Provision for income taxes                                        116        112        124
                                                               ------     ------     ------
INCOME FROM CONTINUING OPERATIONS                                 192        182        185
Discontinued operations:
  Income from discontinued operations, net of tax                  --         34        108
  Gain (loss) on sale of discontinued operations, net of tax       (9)       871         --
                                                               ------     ------     ------
NET INCOME                                                     $  183     $1,087     $  293
                                                               ======     ======     ======

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
  Cash and cash equivalents                                    $  288     $   80
  Receivables (net of allowance for doubtful accounts of $8
    and $7)                                                       246        566
  Property and equipment (net of accumulated depreciation of
    $123 and $86)                                                 159        167
  Investment in convertible preferred stock                       388        369
  Other assets                                                    475        379
                                                               ------     ------
Total assets exclusive of assets under programs                 1,556      1,561
                                                               ------     ------

Assets under management and mortgage programs
  Relocation receivables                                          329        530
  Mortgage loans held for sale                                    879      1,112
  Mortgage servicing rights                                     1,653      1,084
                                                               ------     ------
                                                                2,861      2,726
                                                               ------     ------
TOTAL ASSETS                                                   $4,417     $4,287
                                                               ======     ======
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accounts payable and accrued liabilities                     $  320     $  447
  Deferred income                                                  31         32
                                                               ------     ------
Total liabilities exclusive of liabilities under programs         351        479
                                                               ------     ------

Liabilities under management and mortgage programs
  Debt                                                          2,040      2,314
  Deferred income taxes                                           476        310
                                                               ------     ------
                                                                2,516      2,624
                                                               ------     ------
Commitments and contingencies (Note 12)

Stockholder's equity
  Preferred stock--authorized 3,000,000 shares; none issued
    and outstanding                                                --         --
  Common stock, no par value--authorized 75,000,000 shares;
    issued and
    outstanding 1,000 shares                                      762        512
  Retained earnings                                               792        674
  Accumulated other comprehensive loss                             (4)        (2)
                                                               ------     ------
Total stockholder's equity                                      1,550      1,184
                                                               ------     ------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $4,417     $4,287
                                                               ======     ======

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income                                                    $    183   $  1,087   $    293
Adjustments to arrive at income from continuing operations           9       (905)      (108)
                                                              --------   --------   --------
Income from continuing operations                                  192        182        185

Adjustments to reconcile income from continuing operations
  to net cash
  provided by (used in) operating activities from continuing operations:
  Depreciation and amortization                                     43         36         26
  Gain on sales of mortgage servicing rights                        --        (13)       (20)
  Non-cash portion of other charges, net                            (1)        (2)       (54)
  Deferred income taxes                                            177        121        166
  Net change in assets and liabilities:
    Receivables                                                    231        (53)       (31)
    Accounts payable and other accrued liabilities                (207)      (339)       203
Other, net                                                         (59)       (16)        62
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM
  CONTINUING OPERATIONS EXCLUSIVE OF MANAGEMENT AND MORTGAGE
  PROGRAMS                                                         376        (84)       537
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Depreciation and amortization                                    153        118        158
  Origination of mortgage loans                                (24,196)   (25,025)   (26,572)
  Proceeds on sale of and payments from mortgage loans held
    for sale                                                    24,428     26,328     25,792
                                                              --------   --------   --------
                                                                   385      1,421       (622)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM
  CONTINUING OPERATIONS                                            761      1,337        (85)
                                                              --------   --------   --------
INVESTING ACTIVITIES
Property and equipment additions                                   (34)       (69)      (106)
Proceeds from sales of marketable securities                        21         14         --
Purchases of marketable securities                                 (98)       (50)        --
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                     (19)
Net proceeds from sale of discontinued operations                   --      1,803         --
Other, net                                                         (10)       (34)        12
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                   (140)     1,664        (94)
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Equity advances on homes under management                     (2,505)    (7,608)    (6,484)
  Repayment on advances on homes under management                2,877      7,688      6,624
  Additions to mortgage servicing rights                          (778)      (727)      (524)
  Proceeds from sales of mortgage servicing rights                  84        156        119
                                                              --------   --------   --------
                                                                  (322)      (491)      (265)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM
  CONTINUING OPERATIONS                                           (462)     1,173       (359)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Parent company capital contribution                                250         20         46
Payment of dividends                                               (65)    (1,158)       (97)
Other, net                                                          (1)        --         --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                    184     (1,138)       (51)
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Proceeds from borrowings                                       4,208      5,064      3,045
  Principal payments on borrowings                              (5,420)    (7,728)    (2,869)
  Net change in short-term borrowings                              938     (1,803)       (65)
  Proceeds received for debt repayment in connection with
    the sale of discontinued operations                             --      3,017         --
  Net change in fundings to discontinued operations                 --       (101)       636
                                                              --------   --------   --------
                                                                  (274)    (1,551)       747
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES FROM
  CONTINUING OPERATIONS                                            (90)    (2,689)       696
                                                              --------   --------   --------
Effect of changes in exchange rates on cash and cash
  equivalents                                                       (1)       (22)        (7)
                                                              --------   --------   --------
Net cash provided by discontinued operations                        --         --         34
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents               208       (201)       279
Cash and cash equivalents, beginning of period                      80        281          2
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                  $    288   $     80   $    281
                                                              ========   ========   ========

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                              ACCUMULATED
                                               COMMON STOCK                      OTHER           TOTAL
                                            -------------------   RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                             SHARES     AMOUNT    EARNINGS       LOSS           EQUITY
                                            --------   --------   --------   -------------   -------------
BALANCE AT JANUARY 1, 1998                     1,000   $    289   $    549    $       (17)    $      821
COMPREHENSIVE INCOME:
  Net income                                      --         --        293             --
  Currency translation adjustment                 --         --         --            (10)
TOTAL COMPREHENSIVE INCOME                        --         --         --             --            283
Cash dividends                                    --         --        (97)            --            (97)
Capital contribution                              --        191         --             --            191
                                            --------   --------   --------    -----------     ----------
BALANCE AT DECEMBER 31, 1998                   1,000        480        745            (27)         1,198
COMPREHENSIVE INCOME:
  Net income                                      --         --      1,087             --
  Unrealized loss on marketable
    securities, net of tax of $1                  --         --         --             (1)
  Currency translation adjustment                 --         --         --            (22)
  Reclassification adjustment, net of tax
    of $0                                         --         --         --             48
TOTAL COMPREHENSIVE INCOME                        --         --         --             --          1,112
Cash dividend                                     --         --     (1,158)            --         (1,158)
Capital contribution                              --         32         --             --             32
                                            --------   --------   --------    -----------     ----------
BALANCE AT DECEMBER 31, 1999                   1,000        512        674             (2)         1,184
COMPREHENSIVE INCOME:
  Net income                                      --         --        183             --
  Unrealized loss on marketable
    securities, net of tax of $1                  --         --         --             (2)
  Currency translation adjustment                 --         --         --             --
TOTAL COMPREHENSIVE INCOME                        --         --         --             --            181
Cash dividend                                     --         --        (65)            --            (65)
Capital contribution                              --        250         --             --            250
                                            --------   --------   --------    -----------     ----------
BALANCE AT DECEMBER 31, 2000                   1,000   $    762   $    792    $        (4)    $    1,550
                                            ========   ========   ========    ===========     ==========

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    PHH Corporation is a provider of relocation and mortgage services. The Consolidated Financial Statements include the accounts of PHH Corporation and its subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Financial Statements and Notes thereto are presented. In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    DEPRECIATION AND AMORTIZATION

    Property and equipment are recorded at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives range from 15 to 30 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, ranging from 3 to 15 years.

    ASSET IMPAIRMENTS

    The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

    DERIVATIVE INSTRUMENTS

    The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in the value of mortgage servicing rights. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

       - The differential to be paid or received on interest rate swaps hedging interest sensitive liabilities is accrued and recognized as an adjustment to interest expense in the Consolidated Statements of Income.

       - Gains and losses on foreign currency forwards that are effective as hedges of net assets in foreign subsidiaries are offset against currency translation adjustments as accumulated other comprehensive income (loss).

       - Gains and losses on foreign currency hedges of anticipated transactions, forecasted earnings of foreign subsidiaries and hedges of certain monetary assets and liabilities are recognized in other revenues in the Consolidated Statements of Income, on a mark-to-market basis, as exchange rates change.

       - Gains and losses on forward delivery contracts and options used to reduce the risk of adverse price fluctuations affecting the Company's mortgage loans held for sale and anticipated mortgage production arising from commitments issued are deferred and included in the Company's lower of cost or market valuation of the hedged items.

       - Gains and losses on derivative instruments used to manage the financial impact of interest rate movements associated with the Company's mortgage servicing portfolio are deferred and recorded as adjustments to the basis of the hedged item. Premiums paid/received on the hedged instruments are capitalized and amortized over the life of the contracts.

    Although these contracts are effective economic hedges, many will not qualify for hedge accounting treatment upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

    REVENUE RECOGNITION

    RELOCATION. Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, are recognized over the periods in which the services are provided and the related expenses are incurred.

    MORTGAGE. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

    Fees received for servicing loans owned by investors are credited to income when earned. Costs associated with loan servicing are charged to expense as incurred.

    Mortgage servicing rights ("MSRs") are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance in the period of occurrence.

    STOCK-BASED COMPENSATION

    Certain executives and employees of the Company participate in stock option plans sponsored and administered by Cendant. The Company does not sponsor or maintain any of its own stock option plans. Cendant applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans to employees. Under APB No. 25, compensation expense is recognized by the Company when the exercise prices of the Company's employees' options in Cendant's CD common stock are less than the market prices of the underlying stock at the date of grant.

    In connection with the disposition of the Fleet segment in 1999, Cendant modified the vesting terms of certain stock options associated with certain employees of the Company's Fleet segment. Accordingly, during 1999, compensation expense of $14 million was recognized and included in the calculation of the net gain on the sale of discontinued operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In November 1999, the Emerging Issues Task Force ("EITF") released Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modifies the accounting for interest income and impairment of beneficial interests in securitization transactions for quarters beginning after March 15, 2001, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The Company plans to adopt EITF Issue No. 99-20 on January 1, 2001, which would result in a non-cash charge of $46 million ($27 million, after tax) to account for the cumulative effect of the accounting change in the first quarter of 2001.

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, the changes in the fair value of the derivative will be recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, the changes in fair value will be recognized in earnings.

    The Company will record a non-cash charge of $13 million ($8 million, after tax) to account for the cumulative effect of the accounting change as of January 1, 2001 relating to derivatives not designated as hedges prior to adopting SFAS No. 133 and to derivatives designated in fair value-type hedges. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein. The cumulative effect is based on the Company's interpretation of the accounting literature as of March 2001.

    As provided for in SFAS No. 133, the Company will also reclassify certain financial investments as trading securities at January 1, 2001. This reclassification will result in a pre-tax benefit of approximately $82 million, which will be recorded in the first quarter of 2001.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after

    March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard is not yet fully determinable.

2.  ACQUISITION

    On November 13, 2000, Cendant announced that the Company had entered into a definitive agreement to acquire all of the outstanding shares of Avis Group Holdings, Inc. ("Avis Group") that Cendant did not currently own. On March 1, 2001, the Company consummated the acquisition for $33.00 per share in cash, or approximately $967 million, including $30 million of transaction costs and expenses. In an effort to effectively integrate the operations of Avis Group with those of Cendant, Cendant implemented an internal reorganization on March 1, 2001. Pursuant to this reorganization, the worldwide fleet management operations of Avis Group remained a subsidiary of the Company and the car rental operations of Avis Group became a part of Cendant's subsidiary Cendant Car Holdings, LLC.

3.  DISCONTINUED OPERATIONS

    During 1999, the Company completed the disposition of its Fleet segment, which included PHH Vehicle Management Services Corporation, Cendant Business Answers (Europe) PLC, The Harpur Group Ltd. and Wright Express Corporation, to Avis Group. Avis Group acquired the net assets of the Fleet segment through the assumption of and subsequent repayment of $1.44 billion of intercompany debt and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis Group. Coincident with the closing of the transaction, Avis Group refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion of cash and a $30 million receivable from Avis Group. The Company realized a net gain of $887 million ($871 million, after tax) on the disposal of its Fleet segment, net of approximately $90 million of transaction costs. During 2000, the Company recognized a loss of $9 million for additional costs incurred in connection with the disposition of the Fleet segment.

    Summarized financial data of discontinued operations inclusive of Cendant's contribution of its fuel card business subsidiaries (Wright Express Corporation and The Harpur Group, Ltd.) to the Company, which was accounted for in a manner similar to a pooling of interests, consisted of:

    STATEMENT OF INCOME DATA:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    1999       1998
                                                                  --------   --------
    Net revenues                                                    $166       $383
                                                                    ====       ====

    Income before income taxes                                      $ 52       $152
    Provision for income taxes                                        18         44
                                                                    ----       ----
    Income from discontinued operations, net of tax                 $ 34       $108
                                                                    ====       ====

4.  OTHER CHARGES (CREDITS)

    2000 CHARGE. In connection with Cendant restructuring initiatives during 2000, the Company incurred facility related charges of $2 million resulting from the consolidation of business operations.

    1997 CHARGE. During 1997, the Company incurred restructuring charges of $190 million primarily associated with its merger in April 1997 with HFS Incorporated. Cash outlays of $1 million, $4 million and $30 million were applied against this restructuring liability during 2000, 1999 and 1998, respectively. Additionally, the Company recorded a net decrease of $1 million and $19 million to these charges during 2000 and 1998, respectively, primarily as a result of changes in the original estimate of costs to be incurred. Such adjustments were recorded in the period in which events occurred or information became available requiring accounting recognition. Liabilities of $10 million remained at December 31, 2000 and were primarily attributable to executive termination benefits, which the Company anticipates will be settled upon resolution of related contingencies.

5.  INCOME TAXES

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

    The provision for income taxes consists of:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
    Current
      Federal                                                       $(55)         $(11)         $(36)
      State                                                           (7)           --            (5)
      Foreign                                                          1             2            (1)
                                                                    ----          ----          ----
                                                                     (61)           (9)          (42)
                                                                    ----          ----          ----
    Deferred
      Federal                                                        149           102           143
      State                                                           28            19            21
      Foreign                                                         --            --             2
                                                                    ----          ----          ----
                                                                     177           121           166
                                                                    ----          ----          ----
    PROVISION FOR INCOME TAXES                                      $116          $112          $124
                                                                    ====          ====          ====

    Deferred income tax assets and liabilities are comprised of:

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
    DEFERRED INCOME TAX ASSETS
      Accrued liabilities and deferred income                       $12            $22
      Provision for doubtful accounts                                 2              2
      Depreciation and amortization                                  --              3
      Restructuring                                                   8              8
      Other                                                           8             --
                                                                    ---            ---
    Deferred income tax assets                                       30             35
                                                                    ---            ---

    DEFERRED INCOME TAX LIABILITY
      Depreciation and amortization                                   6             --
                                                                    ---            ---
    Deferred income tax liability                                     6             --
                                                                    ---            ---
    NET DEFERRED INCOME TAX ASSET                                   $24            $35
                                                                    ===            ===

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX ASSETS
      Depreciation                                                  $ 13       $  7
      Accrued liabilities                                             --         11
      Other                                                            4         --
                                                                    ----       ----
    Management and mortgage program deferred income tax assets        17         18
                                                                    ----       ----
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX
    LIABILITIES
      Unamortized mortgage servicing rights                          473        328
      Accrued liabilities                                             20         --
                                                                    ----       ----
    Management and mortgage program deferred income tax
    liabilities                                                      493        328
                                                                    ----       ----
    NET DEFERRED INCOME TAX LIABILITY UNDER MANAGEMENT AND
    MORTGAGE PROGRAMS                                               $476       $310
                                                                    ====       ====

    No provision has been made for U.S. federal deferred income taxes on accumulated and undistributed earnings of foreign subsidiaries at December 31, 2000 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

    Net income tax payments (refunds) were ($1) million, $5 million and ($11) million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    2000           1999           1998
                                                                  --------       --------       --------
    Federal statutory rate                                          35.0%          35.0%          35.0%
    State and local income taxes, net of federal tax benefit         4.6            4.2            3.4
    Taxes on foreign operations at rates different than U.S.
      federal statutory rate                                         0.2           (1.4)            --
    Other                                                           (2.1)           0.3            1.7
                                                                    ----           ----           ----
                                                                    37.7%          38.1%          40.1%
                                                                    ====           ====           ====

6.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Land                                                            $  3       $  3
    Building and leasehold improvements                               12         13
    Furniture, fixtures and equipment                                267        237
                                                                    ----       ----
                                                                     282        253
    Less: accumulated depreciation and amortization                  123         86
                                                                    ----       ----
                                                                    $159       $167
                                                                    ====       ====

7.  INVESTMENT IN CONVERTIBLE PREFERRED STOCK

    The Company received, as part of the total consideration paid by Avis Group for the Fleet segment in 1999, a non-voting convertible preferred stock investment of $360 million in a subsidiary of Avis Group. During 2000 and 1999, the Company received dividends of $19 million and $9 million, respectively, which increased the basis of the underlying preferred stock investment. Such amounts are included as a component of other revenue in the Consolidated Statements of Income. At

    December 31, 2000, the Company accounts for its convertible preferred stock investment as an available-for-sale security. Conversion of the convertible preferred stock is at the Company's option subject to earnings and stock price thresholds with specified intervals of time. As of December 31, 2000, the conversion conditions have not been satisfied. Coincident with the acquisition of Avis Group on March 1, 2001, the preferred stock was converted to common stock due to the change in control, as Avis Group became a wholly-owned subsidiary of the Company.

8.  MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2000 and 1999, mortgage loans sold with recourse amounted to approximately $138 million and $52 million, respectively. The Company believes adequate allowances are maintained to cover any potential losses.

9.  MORTGAGE SERVICING RIGHTS

    Capitalized MSRs consisted of:

                                                                   AMOUNT
                                                                  --------
    BALANCE, JANUARY 1, 1998                                       $  373
    Additions to MSRs                                                 475
    Additions to hedge                                                 49
    Amortization                                                      (82)
    Write-down/recovery                                                 5
    Sales                                                             (99)
    Deferred hedge, net                                               (85)
                                                                   ------
    BALANCE, DECEMBER 31, 1998                                        636
    Additions to MSRs                                                 693
    Additions to hedge                                                 23
    Amortization                                                     (118)
    Write-down/recovery                                                 5
    Sales                                                            (161)
    Deferred hedge, net                                                 6
                                                                   ------
    BALANCE, DECEMBER 31, 1999                                      1,084
    Additions to MSRs                                                 765
    Additions to hedge                                                213
    Amortization                                                     (153)
    Write-down/recovery                                                 2
    Sales                                                            (127)
    Deferred hedge, net                                              (131)
                                                                   ------
    BALANCE, DECEMBER 31, 2000                                     $1,653
                                                                   ======

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Accounts payable                                                $ 89       $101
    Accrued payroll and related                                       59         55
    Income taxes payable                                               6         67
    Advances from relocation clients                                  --         80
    Other                                                            166        144
                                                                    ----       ----
                                                                    $320       $447
                                                                    ====       ====

11. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS AND BORROWING
    ARRANGEMENTS

    Borrowings to fund assets under management and mortgage programs, which are not classified based on contractual maturities since such debt corresponds directly with assets under management and mortgage programs, consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------   --------
    Commercial paper                                               $1,556     $  619
    Secured obligations                                               292        345
    Medium-term notes                                                 117      1,248
    Other                                                              75        102
                                                                   ------     ------
                                                                   $2,040     $2,314
                                                                   ======     ======

    Interest is incurred on borrowings used to finance relocation and mortgage activities and recorded net within service fee revenues in the Consolidated Statements of Income. Interest related to mortgage servicing activities was $89 million, $109 million and $139 million for 2000, 1999 and 1998, respectively. Total interest payments were $104 million, $196 million and $166 million for 2000, 1999, and 1998, respectively.

    COMMERCIAL PAPER

    Commercial paper matures within 180 days and is supported by committed revolving credit agreements described below and short-term lines of credit. The weighted average interest rate on the Company's outstanding commercial paper at December 31, 2000 and 1999 was 6.7%.

    SECURED OBLIGATIONS

    Secured obligations are collaterized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million and is renewable on an annual basis at the discretion of the lender. The weighted average interest rates on such obligations were 6.1% and 6.0% at December 31, 2000 and 1999, respectively. Mortgage loans financed under this agreement at December 31, 2000 and 1999 totaled $292 million and $345 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets.

    MEDIUM-TERM NOTES

    Medium-term notes primarily represent unsecured loans which mature through 2002. The weighted average interest rates on such medium-term notes were 6.8% and 6.4% at December 31, 2000 and 1999, respectively. The indentures under which the medium-term notes were issued require that the Company cannot pay dividends or make loans to Cendant in excess of 40% of its net income or if, upon giving effect to such dividend and/or loan, its debt to equity ratio exceeds 8 to 1.

    OTHER

    Other liabilities under management and mortgage programs are comprised of an unsecured borrowing maturing in 2001.

    CREDIT FACILITIES

    As of December 31, 2000, the Company maintained $1.775 billion of committed and unsecured credit facilities. The facilities comprise a $750 million syndicated revolving credit facility maturing in 2001, a $750 million syndicated revolving credit facility maturing in 2005 and $275 million of other revolving credit facilities maturing in 2001. Borrowings under these facilities bear interest at a rate of LIBOR, plus a margin of approximately 40 basis points. The Company is required to pay a per annum facility fee of approximately .125% under the facilities. There were no outstanding borrowings under these credit facilities at December 31, 2000 and 1999.

    The facilities contain certain restrictive covenants, including restrictions on dividends paid to Cendant and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios.

    SECURITIZATION AGREEMENTS

    During 2000 and 1999, the Company maintained revolving sales agreements under which certain managed assets were transferred to third parties.

    MORTGAGE. Under this revolving sales agreement, an unaffiliated bankruptcy remote special purpose entity, Bishops Gate Residential Mortgage Trust (the "Buyer"), committed to purchase for cash, at the Company's option, mortgage loans originated by the Company on a daily basis, up to the Buyer's asset limit of $2.1 billion, until May 2001. The Company retains the servicing rights on the mortgage loans sold to the Buyer and arranges for the sale or securitization of the mortgage loans into the secondary market. The Buyer retains the right to select alternative sale or securitization arrangements. At December 31, 2000 and 1999, the Company was servicing approximately $1.0 billion and $813 million, respectively, of mortgage loans owned by the Buyer.

    RELOCATION. Under these revolving sales agreements, certain relocation receivables are transferred for cash, on a revolving basis, to an unaffiliated bankruptcy remote special purpose entity, Apple Ridge Funding LLC ("Apple Ridge"), until March 31, 2007. The Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2000, the Company was servicing approximately $591 million of receivables under these agreements. As of December 31, 1999, the Company had not transferred any assets to Apple Ridge.

12. COMMITMENTS AND CONTINGENCIES

    The Company has noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2000 are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2001                                                          $     22
    2002                                                                21
    2003                                                                18
    2004                                                                15
    2005                                                                 8
    Thereafter                                                          17
                                                                  --------
                                                                  $    101
                                                                  ========

    Rental expense during 2000, 1999 and 1998 was $32 million, $29 million and $23 million, respectively.

    The Company's Fleet segment disposition in June 1999 was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes and contractual indemnification provisions. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

    On August 14, 2000, the U.S. District Court approved Cendant's agreement (the "Settlement Agreement") to settle the principal securities class action pending against Cendant, which was brought on behalf of purchasers of all Cendant and CUC International Inc. ("CUC") publicly traded securities, other than PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant will pay the class members approximately $2.85 billion in cash. Certain parties in the class action have appealed the District Court's orders approving the plan of allocation of the settlement fund and awarding of attorneys' fees and expenses to counsel for the lead plaintiffs. None of the appeals challenged the fairness of the $2.85 billion settlement amount. The U.S. Court of Appeals for the Third Circuit has issued a briefing schedule for the appeals which is nearly complete. No date for oral argument has been set.

    The Settlement Agreement required Cendant to post collateral in the form of credit facilities and/or surety bonds by November 13, 2000. Cendant also had the option of forming a trust established for the benefit of the plaintiffs in lieu of posting collateral. On November 13, 2000, Cendant posted collateral in the form of letters of credit and surety bonds in the amounts of $1.71 billion and $790 million, respectively. Cendant also made a cash deposit of approximately $350 million to the trust at December 31, 2000. The credit facilities under which Cendant posted collateral also require Cendant to make minimum deposits of $600 million, $800 million and $800 million to this trust during 2001, 2002 and 2003, respectively. Such deposits will serve to reduce the amount of collateral required to be posted under the Settlement Agreement.

    Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

    The after-tax components of accumulated other comprehensive loss are as follows:

                                                                          UNREALIZED    ACCUMULATED
                                                             CURRENCY     LOSSES ON        OTHER
                                                            TRANSLATION   MARKETABLE   COMPREHENSIVE
                                                            ADJUSTMENT    SECURITIES       LOSS
                                                            -----------   ----------   -------------
    Balance, January 1, 1998                                  $     (17)    $     --     $       (17)
    Current-period change                                           (10)          --             (10)
                                                              ---------     --------     -----------
    Balance, December 31, 1998                                      (27)          --             (27)
    Current-period change                                            26           (1)             25
                                                              ---------     --------     -----------
    Balance, December 31, 1999                                       (1)          (1)             (2)
    Current-period change                                            --           (2)             (2)
                                                              ---------     --------     -----------
    Balance, December 31, 2000                                $      (1)    $     (3)    $        (4)
                                                              =========     ========     ===========

    The currency translation adjustments exclude income taxes since they relate to indefinite investments in foreign subsidiaries.

14. EMPLOYEE BENEFIT PLANS

    The Company sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $8 million, $6 million and $6 million during 2000, 1999 and 1998, respectively.

    The Company maintains a domestic non-contributory defined benefit pension plan covering certain eligible employees employed prior to July 1, 1997. Additionally, the Company sponsors contributory defined benefit pension plans in certain United Kingdom subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $107 million and $99 million at December 31, 2000 and 1999, respectively. The fair value of the plan assets was $99 million and $98 million at December 31, 2000 and 1999, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

    During 1999, the Company recognized a net curtailment gain of $10 million primarily as a result of the freezing of pension benefits related to the domestic defined benefit pension plan.

15. FINANCIAL INSTRUMENTS

    DERIVATIVES

    The Company performs analyses on an on-going basis to determine that a high correlation exists between the characteristics of derivative instruments and the assets or transactions being hedged.

    The Company enters into interest rate swap agreements to manage the contractual costs of debt financing resulting from interest rate movements. The terms of the swap agreements correlate with the maturity and rollover of the hedged items by effectively matching a fixed or floating interest rate with the stipulated interest stream generated from the hedged items.

    At December 31, 1999, the Company had $610 million aggregate notional amount of interest rate swaps outstanding related to liabilities under management and mortgage programs with weighted average receive and pay rates of 5.57% and 6.29%, respectively. The Company had no outstanding interest rate swaps at December 31, 2000.

    In order to manage its exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign exchange contracts on a selective basis. Such contracts are primarily utilized to hedge intercompany loans to foreign subsidiaries and certain monetary assets and liabilities denominated in currencies other than U.S. dollar. The Company also hedges certain anticipated transactions denominated in foreign currencies and expected earnings in foreign subsidiaries. The principal currency hedged by the Company is the British pound sterling.

    The Company enters into options and futures contracts on U.S. Treasury instruments and mortgage-backed securities to reduce the risk of adverse price fluctuations and interest rate risk associated with its mortgage loans held for sale and anticipated mortgage production arising from commitments issued. The Company is not required to satisfy margin or collateral requirements for any of these financial instruments.

    The Company uses U.S. Treasury instruments, constant maturity treasury floors, LIBOR swaps, interest rate swaps and other derivative instruments to manage the financial impact of potential prepayment activity resulting from interest rate movements and associated with its mortgage servicing rights. The Company is required to deposit cash into margin accounts maintained by counterparties for unrealized losses on futures contracts.

    FAIR VALUE

    The carrying amounts of cash, cash equivalents, accounts receivable, relocation receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

    The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

    The carrying amounts and estimated fair values of financial instruments, including derivative financial instruments at December 31, are as follows:

                                                             2000                               1999
                                               --------------------------------   --------------------------------
                                               NOTIONAL/              ESTIMATED   NOTIONAL/              ESTIMATED
                                               CONTRACT    CARRYING     FAIR      CONTRACT    CARRYING     FAIR
                                                AMOUNT      AMOUNT      VALUE      AMOUNT      AMOUNT      VALUE
                                               ---------   --------   ---------   ---------   --------   ---------
    ASSETS
      Cash and cash equivalents                $     --    $    288   $    288    $     --    $     80   $     80
      Marketable securities(a)                       --         153        153          --          80         80
      Preferred stock investments                    --         388        388          --         369        369
    ASSETS UNDER MANAGEMENT AND MORTGAGE
      PROGRAMS
      Mortgage loans held for sale                   --         879        909          --       1,112      1,124
      Mortgage servicing rights                      --       1,653      1,724          --       1,084      1,202

    LIABILITIES UNDER MANAGEMENT AND MORTGAGE
      PROGRAMS
      Debt                                           --       2,040      2,040          --       2,314      2,314
    OFF BALANCE SHEET DERIVATIVES RELATING TO
      MANAGEMENT AND MORTGAGE PROGRAMS
    ASSETS
      Commitments to fund mortgages               1,940          --         24       1,283          --          1
      Forward delivery commitments(b)             2,776          (6)       (29)      2,434           6         20
      Commitments to complete
        securitizations(b)                        1,017          (2)        17         813          --         (2)
      Option contracts                            1,468           4          4         858           3          3
      Treasury futures(c)                            --          --         --         152          --         (5)
      Constant maturity treasury floors(c)        6,105          18        177       4,420          57         13
      Interest rate swaps(c)                      1,105          --          6         350          --        (26)
      Principal only swaps(c)                       656          --          9         324          --        (15)
      Swaptions                                   2,083          69        123          --          --         --
    LIABILITIES
      Interest rate swaps                            --          --         --         610          --          1
      Foreign exchange forwards                     161          (1)        (1)         21          --         --

-------------------

     (a) The Company classifies its marketable securities as available-for-sale.

     (b) Carrying amounts and gains (losses) on these mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by an unaffiliated buyer.

     (c) Carrying amounts and gains (losses) on mortgage servicing right hedge positions are capitalized and recorded as a component of MSRs. Gains (losses) on such positions are included in the determination of the respective carrying amounts and fair value of MSRs.

    CREDIT RISK AND EXPOSURE

    The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position of counterparties and spreading its positions amount multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedge instruments would be reflected in the Consolidated Statements of Income during the period the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2000 and 1999.

16. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company sells receivables in securitizations of its residential mortgage loans and its relocation receivables and may retain the following interests in the securitized receivables: interest-only strips, principal-only strips, one of more subordinated tranches, and servicing rights. Gains or losses on the sale of these securitized receivables depend, in part, on the carrying amount of the financial assets transferred. Gains or losses relating to residential mortgages are allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Gains or losses relating to relocation receivables are based on the value of the assets sold. The Company generally estimates fair value based upon the present value of expected future cash flows. During 2000, the Company recognized pre-tax gains of $252 million and $1 million on the securitizations of residential mortgage loans and relocation receivables, respectively.

    The Company receives annual servicing fees on residential mortgage loans of approximately 46 basis points of the outstanding balance arising after the investors have received the return for which they contracted. The Company receives servicing fees of approximately 75 basis points of the outstanding balance relating to the relocation receivables. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. In certain cases, the Company's retained interests are subordinate to the investors' interests. The value of these retained interests is subject to the prepayment and interest rate risks of the transferred financial assets.

    Key economic assumptions used during 2000 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

                                                                    RESIDENTIAL MORTGAGE LOANS
                                                                  -------------------------------
                                                                  MORTGAGE-BACKED                     RELOCATION
                                                                     SECURITIES          MSRS         RECEIVABLES
                                                                  ----------------   ------------   ---------------
    Weighted-average life (in years)                                      7.7--9.1       1.7--9.8            .1--.3
    Prepayment speed (annual rate)                                           9--11%         7--27%               --%
    Discount rate (annual rate)                                              6--16%         7--14%                8%

    Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2000 and the effect of the fair value of those interests from adverse changes in those assumptions are as follows:

                                                                  RESIDENTIAL MORTGAGE LOANS
                                                                  ---------------------------
                                                                   MORTGAGE-
                                                                     BACKED                      RELOCATION
                                                                   SECURITIES      MSRS(A)      RECEIVABLES
                                                                  ------------   ------------   ------------
    Fair value of retained interests                              $        138   $      1,409   $        131
    Weighted-average life (in years)                                       5.9            6.4            0.2

    PREPAYMENT SPEED (ANNUAL RATE)                                       6--27%        15--39%            --%
    Impact of 10% adverse change                                  $         (7)  $        (51)  $         --
    Impact of 20% adverse change                                           (11)           (97)            --

    DISCOUNT RATE (ANNUAL RATE)                                          61--5%           8.2%          8--9%
    Impact of 10% adverse change                                  $         (5)  $        (46)  $         --
    Impact of 20% adverse change                                            (9)           (87)            (1)

    WEIGHTED AVERAGE YIELD TO MATURITY
    Impact of 10% adverse change                                  $         --   $         --   $         (1)
    Impact of 20% adverse change                                            --             --             (2)

    ----------------------------

     (a)  Excluded fair value of MSR hedge position of $315 million.

    These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption may result in changes in another, which may magnify or counteract the sensitivities.

    The following table summarizes cash flow activity between securitization trusts and the Company during 2000:

                                                                    RESIDENTIAL     RELOCATION
                                                                  MORTGAGE LOANS    RECEIVABLES
                                                                  ---------------   -----------
    Proceeds from new securitizations                             $        21,937   $    1,420
    Proceeds from collections reinvested in securitizations                    --        2,322
    Servicing fees received                                                   228            4
    Other cash flows received on retained interests(a)                         22          131
    Purchases of delinquent or forecasted loans                               (95)          --
    Servicing advances                                                       (352)          --
    Repayment of servicing advances                                           331           --
    Cash received upon release of reserve account                              --            2

    ----------------------------

     (a) Represents cash flows received on retained interests other than servicing fees.

    The following table represents information about delinquencies and components of securitized and other managed assets for 2000:

                                                                                    PRINCIPAL AMOUNT
                                                                  TOTAL PRINCIPAL   60 DAYS OR MORE
                                                                      AMOUNT          PAST DUE (A)
                                                                  ---------------   ----------------
    Residential mortgage loans                                    $       82,187    $            773
    Relocation receivables                                                   879                  20
                                                                  --------------    ----------------
    Total securitized and other managed assets                    $       83,066    $            793
                                                                  ==============    ================
    Comprised of:
    Assets securitized(b)                                         $       81,868
    Assets held for sale or securitization                                   811
    Assets held in portfolio                                                 387

    ----------------------------

     (a) Amounts are based on total securitized and other managed assets at December 31, 2000.

     (b) Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

17. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility-related expenses. During 1999 and 1998, Cendant allocated corporate expenses to the Company based upon a percentage of forecasted revenues. Such policy was changed in 2000. Cendant now allocates corporate expenses to the Company if such expense is primarily associated with one of the Company's segments. Such expenses amounted to $9 million, $18 million and $37 million for 2000, 1999 and 1998, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. In addition, at December 31, 2000 and 1999, the Company had outstanding balances of $37 million and $57 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

18. SEGMENT INFORMATION

    Management evaluates each segment's performance based upon a modified earnings before interest, income taxes, depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes and depreciation and amortization (exclusive of depreciation and amortization on assets under management and mortgage programs), adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. The Company determined its operating segments based primarily on the types of services it provides, the consumer base to which marketing efforts are directed and the methods used to sell services.

    A description of the services provided within each of the Company's reportable operating segments is as follows:

    RELOCATION

    Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home which is sold within a specified time period for a price which is at least equivalent to the appraised value, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services.

    The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby, limiting its exposure.

    MORTGAGE

    Mortgage services primarily include the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. Mortgage services customarily sell all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, as mortgage-backed securities or as participation certificates issued or guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

                                                                YEAR ENDED DECEMBER 31, 2000
                                                        --------------------------------------------
                                                        RELOCATION   MORTGAGE     OTHER      TOTAL
                                                        ----------   ---------   --------   --------
    Net revenues(a)                                     $      448   $     423     $ 27      $  898
    Adjusted EBITDA                                            142         180       30         352
    Depreciation and amortization                               20          23       --          43
    Segment assets                                             583       3,304      530       4,417
    Capital expenditures                                        12          21        1          34

                                                                YEAR ENDED DECEMBER 31, 1999
                                                        --------------------------------------------
                                                        RELOCATION   MORTGAGE     OTHER      TOTAL
                                                        ----------   ---------   --------   --------
    Net revenues(a)                                     $      415   $     397     $ 18      $  830
    Adjusted EBITDA                                            122         182       26         330
    Depreciation and amortization                               17          19       --          36
    Segment assets                                           1,033       2,817      437       4,287
    Capital expenditures                                        21          48       --          69

                                                                YEAR ENDED DECEMBER 31, 1998
                                                        --------------------------------------------
                                                        RELOCATION   MORTGAGE     OTHER      TOTAL
                                                        ----------   ---------   --------   --------
    Net revenues(a)                                     $      444   $     353     $ 11      $  808
    Adjusted EBITDA                                            125         186        5         316
    Depreciation and amortization                               17           9       --          26
    Segment assets                                           1,130       3,504      222       4,856
    Capital expenditures                                        70          36       --         106

    ----------------------------

     (a) Inter-segment net revenues were not significant to the net revenues of any one segment.

    Provided below are reconciliations of Adjusted EBITDA to income before income taxes and segment assets to total assets:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    Adjusted EBITDA                                                $  352     $  330     $  316
    Depreciation and amortization                                     (43)       (36)       (26)
    Other charges (credits)                                            (1)        --         19
                                                                   ------     ------     ------
    Income before income taxes                                     $  308     $  294     $  309
                                                                   ======     ======     ======

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
    Segment assets                                                 $4,417     $4,287     $4,856
    Net assets of discontinued operations                              --         --        967
                                                                   ------     ------     ------
    Total assets                                                   $4,417     $4,287     $5,823
                                                                   ======     ======     ======

    The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

                                                             UNITED     UNITED    ALL OTHER
                                                             STATES    KINGDOM    COUNTRIES    TOTAL
                                                            --------   --------   ---------   --------
    2000
    Net revenues                                             $  874      $ 14       $ 10       $  898
    Assets                                                    4,218       168         31        4,417
    Net property and equipment                                  157         2         --          159

    1999
    Net revenues                                             $  811      $ 11       $  8       $  830
    Assets                                                    4,228        39         20        4,287
    Net property and equipment                                  166         1         --          167

    1998
    Net revenues                                             $  785      $ 13       $ 10       $  808
    Assets                                                    5,339       452         32        5,823
    Net property and equipment                                  149         1         --          150

19. SUBSEQUENT EVENTS

    DEBT ISSUANCES

    During January 2001, the Company issued $650 million of medium-term notes under its existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

    CREDIT FACILITIES

    On February 22, 2001, the Company renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. The Company is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003.

                      ------------------------------------

EXHIBITS:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

         4-5            Indenture dated November 6, 2000 between the Company and
                        Bank One Trust Company, N.A., as Trustee filed as
                        Exhibit 4.0 to the Company's Current Report on Form 8-K dated December 12, 2000. (*)

         4-6            Supplemental Indenture No. 1 dated November 6, 2000 between the Company and Bank One Trust Company, N.A., as Trustee
                        filed as Exhibit 4.1 to the Company's Current Report on
                        Form 8-K dated December 12, 2000. (*)

         4-7            Supplemental Indenture No. 2 dated January 30, 2001 between the Company and Bank One Trust Company, N.A., as Trustee
                        filed as Exhibit 4.1 to the Company's Current Report on
                        Form 8-K dated February 8, 2001. (*)

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

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10-7            Agreement between PHH Corporation and Bishop's Gate
                        Residential Mortgage Trust, dated as of December 11, 1998
                        filed as Exhibit 10-7 to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1999.(*)

        10-8            364-Day Competitive Advance and Revolving Credit Agreement
                        dated March 4, 1997, as amended and restated through
                        February 22, 2001, among the Company, the lenders thereto, and the Chase Manhattan Bank, as Administrative Agent filed as Exhibit 10.25(a) to Cendant Corporation's Annual Report
                        on Form 10-K for the year ended December 31, 2000. (*)

        10-9            Five-year Credit Agreement dated February 28, 2000, among
                        the Company, the Lenders, and The Chase Manhattan Bank, as
                        Administrative filed as Exhibit 10.24(b) to Cendant
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1999. (*)

       10-11            Amendment to the Five Year Competitive Advance and Revolving
                        Credit Agreement, dated as of February 22, 2001, among the
                        Company, the financial institutions parties thereto and The
                        Chase Manhattan Bank, as Administrative Agent filed as
                        Exhibit 10.25(c) to Cendant Corporation's Annual Report on
                        Form 10-K for the year ended December 31, 2000. (*)

       10-12            Agreement and Plan of Merger by and among Cendant
                        Corporation, the Company, Avis Acquisition Corp. and Avis
                        Group Holdings, Inc., dated as of November 11, 2000 filed as
                        Exhibit 2.1 to Cendant Corporation's Current Report on
                        Form 8-K dated November 17, 2000. (*)

          12            Statement Re: Computation of Ratio of Earnings to Fixed
                        Charges. (**)

          23            Consent of Deloitte & Touche LLP. (**)

  The registrant hereby agrees to furnish to the Commission upon request a copy of all constituent instruments defining the rights of holders of long-term debt of the registrant and all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed under which instruments the total amount of securities authorized does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
  --------------------------

  *  Incorporated by reference

  ** Filed herewith