Form 10-Q
period 2001-03-31
PHH CORP
filed 2001-05-15
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                           Commission File No. 1-7797

                                  ------------

                                 PHH Corporation
             (Exact name of Registrant as specified in its charter)

            Maryland                                     52-0551284
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

         6 Sylvan Way                                     07054
    Parsippany, New Jersey                              (Zip Code)
     (Address of principal
       executive office)

                                 (973) 428-9700
              (Registrant's telephone number, including area code)

                                       ------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

================================================================================

                        PHH Corporation and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income for the three months
         ended March 31, 2001 and 2000                                         1

         Consolidated Condensed Balance Sheets as of March 31, 2001 and
         December 31, 2000                                                     2

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000                                  3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Narrative Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          13

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           15

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical acts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements: the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses; the effects of changes in current interest rates, particularly on our mortgage business; the resolution or outcome of Cendant's unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation; our ability to develop and implement operational and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings; competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors; our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of the fleet management business of Avis Group Holdings, Inc., the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant; our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies; and changes in laws and regulations, including changes in accounting standards and privacy policy regulation. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PHH Corporation and Subsidiaries
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (In millions)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2001      2000
                                                               -----     -----
Revenues
   Service fees, net                                           $ 222     $ 168

   Fleet leasing                                                 128        --
   Other                                                          87         7
                                                               -----     -----
Net revenues                                                     437       175
                                                               -----     -----

Expenses
   Operating                                                     158       117
   Vehicle depreciation, lease charges and interest, net         105        --
   General and administrative                                     26        21
   Non-vehicle depreciation and amortization                      16        10
   Other charges                                                   7         2
                                                               -----     -----
Total expenses                                                   312       150
                                                               -----     -----

Income before income taxes                                       125        25
Provision for income taxes                                        50        10
                                                               -----     -----
Income before cumulative effect of accounting change              75        15
Cumulative effect of accounting change, net of tax               (35)       --
                                                               -----     -----
Net income                                                     $  40     $  15
                                                               =====     =====

           See Notes to Consolidated Condensed Financial Statements.

                        PHH Corporation and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In millions, except share data)

                                                         March 31,  December 31,
                                                           2001         2000
                                                          -------     -------
Assets
   Cash and cash equivalents                              $   269     $   288
   Receivables, net                                           515         246
   Property and equipment, net                                182         159
   Investment in convertible preferred stock                   --         388
   Goodwill, net                                              558          30
   Other assets                                               699         445
                                                          -------     -------
Total assets exclusive of assets under programs             2,223       1,556
                                                          -------     -------

Assets under management and mortgage programs
   Relocation receivables                                     329         329
   Mortgage loans held for sale                               917         879
   Mortgage servicing rights                                1,667       1,653
   Vehicle-related, net                                     3,742          --
                                                          -------     -------
                                                            6,655       2,861
                                                          -------     -------

Total assets                                              $ 8,878     $ 4,417
                                                          =======     =======

Liabilities and stockholder's equity
   Accounts payable and other current liabilities             649         316
   Deferred income                                             29          31
   Deferred income taxes                                       46           4
                                                          -------     -------
Total liabilities exclusive of liabilities under programs     724         351
                                                          -------     -------

Liabilities under management and mortgage programs
   Debt                                                     5,897       2,040
   Deferred income taxes                                      658         476
                                                          -------     -------
                                                            6,555       2,516
                                                          -------     -------
Commitments and contingencies (Note 4)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares;
     none issued and outstanding                               --          --
   Common stock, no par value - authorized
     75,000,000 shares; issued and
     outstanding 1,000 shares                                 799         762
   Retained earnings                                          796         792
   Accumulated other comprehensive income (loss)                4          (4)
                                                          -------     -------
Total stockholder's equity                                  1,599       1,550
                                                          -------     -------

Total liabilities and stockholder's equity                $ 8,878     $ 4,417
                                                          =======     =======

           See Notes to Consolidated Condensed Financial Statements.

                        PHH Corporation and Subsidiaries
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2001        2000
                                                             -------    -------
Operating Activities
Net income                                                   $    40    $    15
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Non-vehicle depreciation and amortization                       16         10
  Cumulative effect of accounting change                          59         --
  Non-cash portion of other charges, net                          (2)         2
  Deferred income taxes                                           27          2
  Net change in assets and liabilities, excluding
    the impact of acquired businesses:
    Receivables                                                  (67)        13
    Income taxes                                                   6         11
    Accounts payable and other current liabilities                12         52
Other, net                                                       (49)         7
                                                             -------    -------
Net cash provided by operating activities
  exclusive of management
  and mortgage programs                                           42        112
                                                             -------    -------
Management and mortgage programs:
  Depreciation and amortization                                  130         27
  Origination of mortgage loans                               (7,326)    (3,916)
  Proceeds on sale of and payments
    from mortgage loans held for sale                          7,276      3,802
                                                             -------    -------
                                                                  80        (87)
                                                             -------    -------

Net cash provided by operating activities                        122         25
                                                             -------    -------
Investing Activities
Property and equipment additions                                 (16)        (6)
Purchases of marketable securities                                (3)        (3)
Net assets acquired (net of cash acquired)
  and acquisition-related payments                              (819)        --
Other, net                                                        (5)       (13)
                                                             -------    -------
Net cash used in investing activities
  exclusive of management and mortgage programs                 (843)       (22)
                                                             -------    -------
Management and mortgage programs:
   Investment in leased vehicles                                (308)        --
   Payments received on investment in leased vehicles            166         --
   Equity advances on homes under management                    (176)    (1,619)
   Repayment on advances on homes under management               169      1,655
   Additions to mortgage servicing rights                        (48)      (139)
   Proceeds from sales of mortgage servicing rights               13         35
                                                             -------    -------
                                                                (184)       (68)
                                                             -------    -------

Net cash used in investing activities                         (1,027)       (90)
                                                             -------    -------
Financing Activities
Net borrowings from Parent                                       138         --
Payment of dividends                                             (36)        --
Other, net                                                        (3)        (1)
                                                             -------    -------
Net cash provided by (used in)
  investing activities exclusive of management
  and mortgage programs                                           99         (1)
                                                             -------    -------
Management and mortgage programs:
   Proceeds from borrowings                                    1,907        777
   Principal payments on borrowings                           (1,149)    (1,421)
   Net change in short-term borrowings                            25        672
                                                             -------    -------
                                                                 783         28
                                                             -------    -------

Net cash provided by financing activities                        882         27
                                                             -------    -------
Effect of changes in exchange rates on cash and
  cash equivalents                                                 4         --
                                                             -------    -------
Net decrease in cash and cash equivalents                        (19)       (38)
Cash and cash equivalents, beginning of period                   288         80
                                                             -------    -------
Cash and cash equivalents, end of period                     $   269    $    42
                                                             =======    =======

            See Notes to Consolidated Condensed Financial Statements.

                        PHH Corporation and Subsidiaries
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)

1.    Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries (collectively, the "Company" or "PHH"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Condensed Financial Statements and Notes thereto are presented.

      In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

      Changes in Accounting Policies

      On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Condensed Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $13 million ($8 million, after tax) in the Consolidated Condensed Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax benefit of $82 million recorded in other revenues within the Consolidated Condensed Statement of Income.

      Derivative Instruments

      The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in the fair value of its mortgage servicing rights. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

            o All freestanding derivatives are recorded at fair value either as assets or liabilities.

            o Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included in other revenues in the Consolidated Condensed Statement of Income.

            o Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings.

            o The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings.

            o Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

      The Company was party to certain contracts containing embedded derivatives. As required by SFAS No. 133, embedded derivatives are required to be bifurcated from their host contracts and recorded at fair value. The Company had no contracts with embedded derivatives as of March 31, 2001.

      Recently Issued Accounting Pronouncement

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The impact of adopting the remaining provisions of this standard will not be material to the Company's financial position or results of operations.

2.    Acquisition

      Avis Group Holdings, Inc. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis Group") that Cendant did not already own for $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses. In connection with the acquisition, the Company's investment in convertible preferred stock of an Avis Group subsidiary was recapitalized. The acquisition was primarily funded from cash on hand and borrowings from Cendant which were subsequently repaid during first quarter 2001. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis Group ("ARAC") to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the fleet management business of Avis Group ("Fleet").

      The acquisition has been accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded based upon their estimated fair values at the date of acquisition. The results of operations of Fleet have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

      The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill which will be amortized over 40 years on a straight-line basis. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows:

                                                                         Amount
                                                                        -------
      Cash consideration                                                $   937
      Fair value of converted options                                        17
      Transaction costs and expenses                                         40
                                                                        -------
      Total purchase price                                                  994
      Book value of Cendant's existing net investment
        in Avis Group                                                       406
                                                                        -------
      Cendant's basis in Avis Group                                       1,400
      Portion of basis attributable to ARAC                                (403)
                                                                        -------
      PHH's basis in Fleet                                                  997
      Historical value of net assets acquired of Fleet                     (451)
      Fair value adjustments                                                (26)
                                                                        -------
      Unallocated excess purchase price over net
        assets acquired of Fleet                                        $   520
                                                                        =======

      In connection with the acquisition, the Company continues to evaluate the integration of the operations of Fleet and believes that it may incur transition costs relating to such integration. Transition costs may result from integrating operating systems, relocating employees, closure of facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses.

      Pro forma net revenues, income before cumulative effect of accounting change and net income would have been as follows had the acquisition of Fleet occurred on January 1, for each of the periods presented:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2001     2000
                                                                 ----     ----
       Net revenues                                              $690     $528
       Income before cumulative effect of
         accounting change                                         76       16
       Net income                                                  36       16

      The pro forma results do not give effect to any synergies expected to result from the acquisition of Fleet. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 2001 and 2000, nor are they necessarily indicative of future consolidated results.

3.    Debt

      Medium-Term Notes. During first quarter 2001, the Company issued $650 million of medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003.

      Credit Facility. During first quarter 2001, the Company renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. The Company is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003.

4.    Commitments and Contingencies

      In June 1999, the Company disposed of certain businesses. The dispositions were structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to a recent interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

      Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. However, Cendant does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

      The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5.    Comprehensive Income

      The components of comprehensive income are summarized as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2001   2000
                                                                 ----   ----

      Net income                                                 $ 40   $ 15
      Other comprehensive income (loss):
         Currency translation adjustments                          (3)    (1)
         Unrealized gains on marketable securities,
           net of tax                                              11      1
                                                                 ----   ----
      Total comprehensive income                                 $ 48   $ 15
                                                                 ====   ====

      The after-tax components of accumulated other comprehensive income (loss) for the three months ended March 31, 2001 are as follows:

                                                   Unrealized       Accumulated
                                     Currency   Gains/(Losses) on      Other
                                    Translation    Marketable      Comprehensive
                                    Adjustments    Securities      Income (Loss)
                                    -----------    ----------      -------------
      Balance, January 1, 2001         $ (1)          $ (3)            $ (4)
      Current period change              (3)            11                8
                                       ----           ----             ----
      Balance, March 31, 2001          $ (4)          $  8             $  4
                                       ====           ====             ====

6.    Derivatives

      Consistent with its historical risk management policies, the Company entered into foreign currency forwards during first quarter 2001 to manage currency fluctuation risks during fiscal year 2001. The Company also entered into interest rate swaps and instruments with option features to hedge interest rate risks on certain fleet management and mortgage-related asset and liability accounts. Such instruments were also used by the Company to create a desired mix of fixed and floating rate debt.

      Foreign Currency Risk

      The Company uses forward contracts to manage its exposure to changes in foreign currency exchange rates. These risks include non-functional currency receivables, earnings of foreign entities and forecasted royalty streams in non-functional currencies. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of the forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these foreign currency forwards do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to hedge.

      Interest Rate Risk

      The debt used to finance much of the Company's operations and its mortgage-related assets is subject to volatility due to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate debt and interest rate related assets. Derivative instruments currently used in managing the Company's exposure to interest rate fluctuations include swaps and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest sensitive assets and liabilities.

      Fair value hedges are used to manage the Company's mortgage servicing rights, mortgage loans held for sale and medium-term notes. During first quarter 2001, the Company recorded a loss of $4 million to reflect the ineffective portion of its fair value hedges. Such amount is included in net revenues within the Consolidated Condensed Statement of Income.

      Cash flow hedges are used to manage the interest expense incurred on the Company's floating rate debt. No ineffectiveness resulted from these cash flow hedging relationships during first quarter 2001. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments are made. During first quarter 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material. Over the next 12 months, derivative losses of approximately $4 million are expected to be reclassified into earnings. Certain of the Company's forecasted cash flows are hedged up to three years into the future.

7.    Segment Information

      In connection with the acquisition of Avis Group during first quarter 2001, the Company realigned the operations and management of certain of its businesses. Accordingly, the Company's segment reporting structure now encompasses the following two reportable segments: Real Estate Services and Fleet Management. Segment information for the three months ended March 31, 2000 has been restated to conform to the current reporting structure.

      A description of services provided within each of the Company's reportable segments is as follows:

            o Real Estate Services - consists of the Company's mortgage and relocation businesses.

            o Fleet Management - consists of the Company's fleet management business.

      Management evaluates each segment's performance based upon a modified earnings before interest, income taxes and depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-operating interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

                                             Three Months Ended March 31,
                                    --------------------------------------------
                                            2001                   2000
                                    ---------------------  ---------------------
                                                Adjusted                Adjusted
                                    Revenues     EBITDA     Revenues     EBITDA
                                    --------     ------     --------     ------

      Real Estate Services            $222        $ 52        $168        $ 30
      Fleet Management                 128           9          --          --
                                      ----        ----        ----        ----
      Total Reportable Segments        350          61         168          30
      Corporate and Other               87          87           7           7
                                      ----        ----        ----        ----
      Total                           $437        $148        $175        $ 37
                                      ====        ====        ====        ====

      Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the eliminations of transactions between segments.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001        2000
                                                               ----        ----
      Adjusted EBITDA                                         $ 148       $  37
         Non-vehicle depreciation and amortization              (16)        (10)
         Other charges                                           (7)         (2)
                                                              -----       -----
      Income before income taxes                              $ 125       $  25
                                                              =====       =====

                                   ----------

Item 2. Management's Narrative Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS - 2001 vs. 2000

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc. that Cendant did not already own for $33.00 per share in cash, or approximately $994 million, including $40 million of transaction costs and expenses (referred to herein as "the Acquisition"). The Acquisition was primarily funded from cash on hand and borrowings from Cendant which were subsequently repaid during first quarter 2001. Simultaneous with the Acquisition, we distributed the car rental operations of Avis Group to a Cendant subsidiary not within our ownership structure. Accordingly, we currently own and operate the fleet management business of Avis Group ("Fleet"). The results of operations of Fleet have been included in our consolidated results of operations since the date of acquisition.

Strong contributions from our Real Estate Services segment, the addition of the operations of Fleet and an $82 million benefit resulting from the reclassification of certain financial investments as trading securities at January 1, 2001 contributed to revenue growth of $262 million, or 150%. As a result of the Acquisition, our expenses increased $162 million, or 108%.

Our overall effective tax rate for continuing operations was 40% in first quarter 2001 and 2000.

As a result of the above-mentioned items, income before cumulative effect of accounting change increased $60 million.

RESULTS OF REPORTABLE SEGMENTS

In connection with the Acquisition during first quarter 2001, we realigned the operations and management of certain of our businesses. Accordingly, our segment reporting structure now encompasses the following two reportable segments: Real Estate Services and Fleet Management. Segment information for March 31, 2000 has been restated to conform to the current reporting structure.

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-operating interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

                                                                      Adjusted
                                                                       EBITDA
                                  Revenues        Adjusted EBITDA      Margin
                             ------------------  ------------------  -----------
                                           %                   %
                             2001  2000  Change  2001  2000  Change  2001  2000
                             ----  ----  ------  ----  ----  ------  ----  ----
Real Estate Services         $222  $168    32%   $ 52  $ 30    73%    23%   18%
Fleet Management              128    --    *        9    --    *      *     *
                             ----  ----          ----  ----
Total Reportable Segments     350   168            61    30
Corporate and Other(a)         87     7    *       87     7    *      *     *
                             ----  ----          ----  ----
Total Company                $437  $175          $148  $ 37
                             ====  ====          ====  ====

----------
*     Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services

Revenues and Adjusted EBITDA increased $54 million (32%) and $22 million (73%), respectively. Our brands continue to hold leading market positions in employee relocation services and Cendant Mortgage is now one of the largest retail mortgage lenders in the United States. The increase in operating results was principally driven by a significant increase in mortgage loan production, mortgage servicing portfolio growth and increased service based fees generated from client relocations.

Revenues from mortgage loans sold increased $34 million (64%), driven by significant increases in both purchase and refinancing volume during first quarter 2001. Collectively, mortgage loans sold increased $2.2 billion (59%) to $5.9 billion. Beginning in January 2001, Merrill Lynch has outsourced its mortgage originations and servicing operations to us. On a pro forma basis, inclusive of Merrill Lynch's loan volume, we would have ranked as the second largest retail mortgage lender in 2000. Closed mortgage loans increased $3.7 billion (97%) to $7.6 billion. This growth consisted of a $2.5 billion (approximately 700%) increase in refinancings and a $1.3 billion (36%) increase in purchase mortgage closings. New Merrill Lynch business accounted for 13% of our mortgage closings in first quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Loan servicing revenues increased $8 million (34%) due to a $29 billion (56%) increase in the average servicing portfolio. In conjunction with Merrill Lynch outsourcing its mortgage origination operations to us, we added $11.3 billion to the servicing portfolio in first quarter 2001.

Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $5 million due to increased market penetration and higher average fees. During first quarter 2001, we increased our global client base by 46 clients and increased services to over 100 clients.

Fleet Management

The businesses comprising this segment were acquired in the Acquisition. The fleet management businesses provide fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement. Fleet management operations contributed revenues and Adjusted EBITDA of $128 million and $9 million, respectively, for the first quarter 2001. Assuming the Acquisition had occurred on January 1 for each period presented, revenues and Adjusted EBITDA would have been $383 million and $23 million, respectively, for the first quarter 2001 and $358 million and $23 million, respectively, for the first quarter 2000. Revenues would have increased $25 million (7%) with no impact on Adjusted EBITDA, as the increase in operating costs would have offset the increase in revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

                                               March 31,  December 31,
                                                 2001         2000       Change
                                                ------       ------      ------
Total assets exclusive of assets
  under programs                                 $2,223       $1,556     $  667
Assets under programs                             6,655        2,861      3,794

Total liabilities exclusive of
  liabilities under programs                     $  724       $  351     $  373
Liabilities under programs                        6,555        2,516      4,039
Stockholder's equity                              1,599        1,550         49

Total assets exclusive of assets under programs increased primarily due to an increase in goodwill resulting from the Acquisition and increases in various other assets also due to the Acquisition. Assets under programs increased primarily due to vehicle-related assets acquired in the Acquisition.

Total liabilities exclusive of liabilities under programs increased primarily due to liabilities assumed in the Acquisition. Liabilities under programs increased primarily due to approximately $3.0 billion of debt assumed in the Acquisition, first quarter 2001 debt issuances of $650 million and an increase in deferred income taxes due to the Acquisition.

Stockholder's equity increased primarily due to first quarter 2001 net income of $40 million.

Liquidity and Capital Resources

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

Cash Flows

                                                    Three Months Ended
                                                          March 31,
                                            -----------------------------------
                                              2001         2000          Change
                                            -------       -------       -------
Cash provided by (used in):
  Operating activities                      $   122       $    25       $    97
  Investing activities                       (1,027)          (90)         (937)
  Financing activities                          882            27           855
Effects of exchange rate changes
  on cash and cash equivalents                    4            --             4
                                            -------       -------       -------
Net change in cash and cash equivalents     $   (19)      $   (38)      $    19
                                            =======       =======       =======

Cash flows from operating activities increased primarily related to the Acquisition and improved operations in the Real Estate Services segment.

Cash flows used in investing activities increased primarily due to the utilization of cash to fund the Acquisition and a net outflow of cash used in investing activities of Fleet.

Cash flows from financing activities increased primarily due to a net inflow of funds from borrowings.

Capital Expenditures

Capital expenditures during first quarter 2001 amounted to $16 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 of approximately $60 million. Such amount represents an increase from 2000 primarily due to the Acquisition.

Debt Financing

Activities of our management and mortgage programs are primarily supported by the issuance of commercial paper and medium-term notes and by maintaining secured obligations, depending upon asset growth and financial market conditions.

Debt related to our management and mortgage programs increased $3.9 billion to $5.9 billion at March 31, 2001. Such increase was primarily related to debt attributable to the fleet management business of Avis Group, principally comprising $1.0 billion of medium-term notes and $1.7 billion of interest bearing notes, and also additional medium-term notes issuances of $650 million under an existing shelf registration statement.

Strategic Business Initiatives

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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2000 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows and that the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential loss in earnings resulting from the impact of a 10% decrease in interest rates was $58 million for the three months ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index

(b)   Reports on Form 8-K

      On February 8, 2001, we filed a current report on Form 8-K to report under
      Item 5 the supplemental indenture between PHH and Bank One Trust Company.

      On March 9, 2001, we filed a current report on Form 8-K to report under
      Item 2 the acquisition of Avis Group Holdings, Inc. on March 1,
      2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENDANT CORPORATION


                                        By: /s/ Duncan H. Cocroft
                                        -------------------------------------
                                        Duncan H. Cocroft
                                        Executive Vice President and
                                        Chief Financial Officer


                                        By: /s/ John T. McClain
                                        -------------------------------------
                                        John T. McClain
                                        Senior Vice President, Finance and
Date: May 15, 2001                      Corporate Controller

                                  Exhibit Index

Exhibit
No.                                  Description
-------                              -----------

3.1   Charter of PHH Corporation, as amended August 23, 1996, filed as Exhibit
      3.1 to the Company's Transition Report on Form 10-K filed on July 29, 1997. (*)

3.2 By-Laws of PHH Corporation, as amended October, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (*)

4.1 Indenture between PHH Corporation and Bank of New York, Trustee, dated as of May 1, 1992, filed as Exhibit 4(a)(iii) to Registration Statement 33-48125. (*)

4.2 Indenture between PHH Corporation and First National Bank of Chicago, Trustee, dated as of March 1, 1993, filed as Exhibit 4(a)(i) to Registration Statement 33-59376. (*)

4.3 Indenture between PHH Corporation and First National Bank of Chicago, Trustee, dated as of June 5, 1997, filed as Exhibit 4(a) to Registration Statement 333-27715. (*)

4.4 Indenture between PHH Corporation and Bank of New York, Trustee, dated as of June 5, 1997, filed as Exhibit 4(a)(11) to Registration Statement 333-27715. (*)

4.5 Indenture dated November 6, 2000 between the Company and Bank One Trust Company, N.A., as Trustee filed as Exhibit 4.0 to the Company's Current Report on Form 8-K dated December 12, 2000. (*)

4.6 Supplemental Indenture No. 1 dated November 6, 2000 between the Company and Bank One Trust Company, N.A., as Trustee filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 12, 2000. (*)

4.7 Supplemental Indenture No. 2 dated January 30, 2001 between the Company and Bank One Trust Company, N.A., as Trustee filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 8, 2001. (*)

10.1 364-Day Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 22, 2001, among the Company, the lenders thereto, and the Chase Manhattan Bank, as Administrative Agent filed as Exhibit 10.25(a) to Cendant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. (*)

10.2 Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among the Company, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent filed as Exhibit 10.25 ( c) to Cendant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. (*)

12    Statement Re: Computation of Ratio of Earnings to Fixed Charges. (**)

99.1  Segment Information. (**)

----------
(*)   Incorporated by reference

(**)  Filed herewith