Form 10-Q
period 2001-06-30
PHH CORP
filed 2001-08-14
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                           COMMISSION FILE NO. 1-7797

                                  ------------

                                 PHH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND
        (STATE OR OTHER JURISDICTION                      52-0551284
            OF INCORPORATION OR                        (I.R.S. EMPLOYER
               ORGANIZATION)                        IDENTIFICATION NUMBER)

                6 SYLVAN WAY
           PARSIPPANY, NEW JERSEY
      (ADDRESS OF PRINCIPAL EXECUTIVE                       07054
                  OFFICE)                                 (ZIP CODE)

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

                        PHH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I      Financial Information

Item 1.     Financial Statements

            Consolidated Condensed Statements of Income for the three
            and six months ended June 30, 2001 and 2000                        1

            Consolidated Condensed Balance Sheets as of June 30, 2001
            and December 31, 2000                                              2

            Consolidated Condensed Statements of Cash Flows for the
            six months ended June 30, 2001 and 2000                            3

            Notes to Consolidated Condensed Financial Statements               4

Item 2.     Management's Narrative Analysis of Financial Condition and
            Results of Operations                                             10

Item 3.     Quantitative and Qualitative Disclosures About Market Risks       15

PART II     Other Information

Item 5.     Other Information                                                 16

Item 6.     Exhibits and Reports on Form 8-K                                  16

            Signatures                                                        17

Forward-looking statements in this Quarterly Report on Form 10-Q are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                            -----------------------    -----------------------
                                                                2001         2000         2001         2000
                                                            ----------   ----------    ---------   -----------
REVENUES
   Service fees, net                                        $      304   $      211    $     525    $      380
   Fleet leasing                                                   391           --          520            --
   Other                                                            --            8           87            14
                                                            ----------   ----------    ---------   -----------
Net revenues                                                       695          219        1,132           394
                                                            ----------   ----------    ---------   -----------

EXPENSES
   Operating                                                       202          123          361           239
   Vehicle depreciation, lease charges and interest, net           317           --          422            --
   General and administrative                                       44           21           69            42
   Non-vehicle depreciation and amortization                        19           10           35            21
   Other charges                                                     1           --            8             2
                                                            ----------   ----------    ---------   -----------
Total expenses                                                     583          154          895           304
                                                            ----------   ----------    ---------   -----------

INCOME BEFORE INCOME TAXES                                         112           65          237            90
Provision for income taxes                                          45           26           95            36
                                                            ----------   ------------- ---------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                67           39          142            54
Cumulative effect of accounting change, net of tax                  --           --          (35)           --
                                                            ----------   ----------    ---------   -----------
NET INCOME                                                  $       67   $       39    $     107   $        54
                                                            ==========   ==========    =========   ===========

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                            ------------   ------------
ASSETS
   Cash and cash equivalents                                $        185   $        288
   Receivables, net                                                  484            246
   Property and equipment, net                                       197            159
   Investment in convertible preferred stock                          --            388
   Goodwill, net                                                     562             30
   Other assets                                                      686            445
                                                            ------------   ------------
Total assets exclusive of assets under programs                    2,114          1,556
                                                            ------------   ------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                      829            879
   Relocation receivables                                            332            329
   Vehicle-related, net                                            4,044             --
   Mortgage servicing rights                                       1,858          1,653
                                                            ------------   ------------
                                                                   7,063          2,861
                                                            ------------   ------------

TOTAL ASSETS                                                $      9,177   $      4,417
                                                            ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and other current liabilities           $        763   $        316
   Deferred income                                                    46             31
   Deferred income taxes                                              46              4
                                                            ------------   ------------
Total liabilities exclusive of liabilities under programs            855            351
                                                            ------------   ------------

Liabilities under management and mortgage programs
   Debt                                                            5,993          2,040
   Deferred income taxes                                             658            476
                                                            ------------   ------------
                                                                   6,651          2,516
                                                            ------------   ------------
Commitments and contingencies (Note 4)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares; none
     issued and outstanding                                           --             --
   Common stock, no par value - authorized 75,000,000
     shares; issued and outstanding 1,000 shares                     799            762
   Retained earnings                                                 863            792
   Accumulated other comprehensive income (loss)                       9             (4)
                                                            ------------   ------------
Total stockholder's equity                                         1,671          1,550
                                                            ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $      9,177   $      4,417
                                                            ============   ============

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             2001        2000
                                                          --------    --------
OPERATING ACTIVITIES
Net income                                                $    107    $     54
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Non-vehicle depreciation and amortization                    35          21
   Cumulative effect of accounting change                       35          --
   Non-cash portion of other charges                            (3)          1
   Deferred income taxes                                        27           7
   Net change in assets and liabilities, excluding
    the impact of acquired businesses:
     Receivables                                               (36)        219
     Income taxes                                               48          23
     Accounts payable and other current liabilities             58         (73)
Other, net                                                      26         (91)
                                                          --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE
   OF MANAGEMENT AND MORTGAGE PROGRAMS                         297         161
                                                          --------    --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Depreciation and amortization                               473          67
   Origination of mortgage loans                           (18,487)    (11,184)
   Proceeds on sale of and payments from mortgage
    loans held for sale                                     18,551      10,903
                                                          --------    --------
                                                               537        (214)
                                                          --------    --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            834         (53)
                                                          --------    --------

INVESTING ACTIVITIES
Property and equipment additions                               (32)        (13)
Proceeds from sales of marketable securities                    22           9
Purchases of marketable securities                             (14)        (34)
Net assets acquired (net of cash acquired of $132
 million) and acquisition-related payments                    (819)         --
Other, net                                                     (26)        (19)
                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                           (869)        (57)
                                                          --------    --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                   (2,535)         --
   Payments received on investment in vehicles               1,823          --
   Equity advances on homes under management                (3,027)     (3,763)
   Repayment on advances on homes under management           3,017       4,186
   Additions to mortgage servicing rights                     (334)       (384)
   Proceeds from sales of mortgage servicing rights             26          65
                                                          --------    --------
                                                            (1,030)        104
                                                          --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (1,899)         47
                                                          --------    --------

FINANCING ACTIVITIES
Net borrowings from Parent                                     138          --
Payment of dividends                                           (36)        (25)
Other, net                                                     (17)        117
                                                          --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES EXCLUSIVE
   OF MANAGEMENT AND MORTGAGE PROGRAMS                          85          92
                                                          --------    --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                  3,476       2,009
   Principal payments on borrowings                         (2,662)     (2,719)
   Net change in short-term borrowings                          62         765
                                                          --------    --------
                                                               876          55
                                                          --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      961         147
                                                          --------    --------

Effect of changes in exchange rates on cash and
 cash equivalents                                                1          --
                                                          --------    --------
Net increase (decrease) in cash and cash equivalents          (103)        141
Cash and cash equivalents, beginning of period                 288          80
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    185    $    221
                                                          ========    ========

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries (collectively, the "Company" or "PHH"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant" or the "Parent Company"). Pursuant to the issuance of public debt, the Company operates and maintains status as a separate public reporting entity, which is the basis under which the accompanying Consolidated Condensed Financial Statements and Notes thereto are presented.

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

      On December 31, 2000, the Company adopted the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." During second quarter 2001, the Company adopted the remaining provisions of this standard. SFAS No. 140 revised the criteria for accounting for securitizations, other financial-asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

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

            o Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included in net revenues in the Consolidated Condensed Statement of Income.

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

      The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives were bifurcated from their host contracts and are recorded at fair value in the Consolidated Condensed Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value were not material to the Company's financial position or results of operations.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for those business combinations.

      SFAS No. 142 requires that goodwill and certain other intangible assets acquired after June 30, 2001 no longer be amortized. Beginning on January 1, 2002, amortization of existing goodwill and certain other intangible assets will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain other intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain other intangible assets would be recognized by the Company as a cumulative effect of accounting change on January 1, 2002. The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations. Amortization expense recorded by the Company for the six months ended June 30, 2001 and 2000 was not material.

2.    ACQUISITION

      AVIS GROUP HOLDINGS, INC. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis") for approximately $994 million. In connection with the acquisition, the Company's investment in the convertible preferred stock of an Avis subsidiary was recapitalized. The acquisition was primarily funded from cash on hand and borrowings from Cendant, which were subsequently repaid during first quarter 2001. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis ("ARAC") to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the fleet management business of Avis ("Fleet").

      The acquisition was accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded on the Company's Consolidated Condensed Balance Sheet at March 1, 2001 based upon their estimated fair values at the date of acquisition. The results of operations of Fleet have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

      The excess of the purchase price over the estimated fair value of the underlying net assets acquired was allocated to goodwill and is being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows:

                                                                        AMOUNT
                                                                        -------
      Cash consideration                                                $   937
      Fair value of converted options                                        17
      Transaction costs and expenses                                         40
                                                                        -------
      Total purchase price                                                  994
      Book value of Cendant's existing net investment in Avis               409
                                                                        -------
      Cendant's basis in Avis                                             1,403
      Portion of basis attributable to ARAC                                (403)
                                                                        -------
      PHH's basis in Fleet                                                1,000
      Historical value of net assets acquired of Fleet                     (451)
      Fair value adjustments                                                (26)
                                                                        -------
      Excess purchase price over net assets acquired of Fleet           $   523
                                                                        =======

      In connection with the acquisition, the Company is in the process of integrating the operations of Fleet and expects to incur transition costs relating to such integration. Transition costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating certain other activities. These costs will be recorded on the Company's Consolidated Condensed Balance Sheet as adjustments to the purchase price or on the Company's Consolidated Condensed Statement of Income as expenses, as appropriate.

      Pro forma net revenues, income before cumulative effect of accounting change and net income would have been as follows had the acquisition of Fleet occurred on January 1, for each period presented:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------
      Net revenues                                              $1,384    $1,107
      Income before cumulative effect of accounting change         140        60
      Net income                                                   100        60

      These pro forma results do not give effect to any synergies expected to result from the acquisition of Fleet and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, of each period, nor are they necessarily indicative of future consolidated results.

3.    DEBT

      MEDIUM-TERM NOTES. During first quarter 2001, the Company issued $650 million of medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003. As of June 30, 2001, the Company had a total of $1.7 billion of medium-term notes outstanding.

      SHORT-TERM BORROWINGS. As of June 30, 2001, the Company had approximately $1.9 billion of short-term borrowings outstanding, which included $1.6 billion of commercial paper and $325 million of bank loans under uncommitted facilities.

      SECURITIZED BORROWINGS. As of June 30, 2001, the Company had outstanding borrowings of $2.4 billion under securitized facilities.

      CREDIT FACILITIES. During first quarter 2001, the Company renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. The Company is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. In addition to this new facility, the Company maintains a $750 million syndicated committed revolving credit facility and two committed facilities aggregating $275 million.

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

5.    COMPREHENSIVE INCOME

      The components of comprehensive income are summarized as follows:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                          ------------------   ----------------
                                            2001      2000      2001      2000
                                          --------   -------   ------    ------
      Net income                          $     67   $    39   $  107    $   54
      Other comprehensive income (loss):
         Currency translation adjustments        1        (1)      (2)       (2)
         Unrealized gains on marketable
           securities, net of tax                4         2       15         3
                                          --------   -------   ------    ------
      Total comprehensive income          $     72   $    40   $  120    $   55
                                          ========   =======   ======    ======

      The after-tax components of accumulated other comprehensive income (loss) for the six months ended June 30, 2001 are as follows:

                                                  UNREALIZED       ACCUMULATED
                                    CURRENCY     GAINS/(LOSSES)       OTHER
                                  TRANSLATION    ON MARKETABLE    COMPREHENSIVE
                                  ADJUSTMENTS     SECURITIES      INCOME/(LOSS)
                                 -------------   -------------    -------------
      Balance, January 1, 2001   $          (1)  $          (3)   $          (4)
      Current period change                 (2)             15               13
                                 -------------   -------------    -------------
      Balance, June 30, 2001     $          (3)  $          12    $           9
                                 =============   =============    =============

6.    DERIVATIVES

      Consistent with its risk management policies,  the Company manages foreign
      currency,   interest  rate  and  gasoline  price  risks  using  derivative instruments.


      FOREIGN CURRENCY RISK

      The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates asociated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. These forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these foreign currency forwards do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

      INTEREST RATE RISK

      The Company's mortgage-related assets and the debt used to finance much of its operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in managing the Company's interest rate risks include swaps and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

      The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and fixed rate medium-term notes. During the three and six months ended June 30, 2001, the Company recorded losses of $19 million and $23 million, respectively, to reflect the ineffective portion of its fair value hedges. Such amounts are included in net revenues within the Consolidated Condensed Statement of Income. The component of the derivative instruments' gain that was excluded from the Company's assessment of hedge effectiveness was $20 million for the three and six months ended June 30, 2001.

      The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt. Ineffectiveness resulting from these cash flow hedging relationships during the three and six months ended June 30, 2001 was not material to the Company's results of operations. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments impact earnings. During the three and six months ended June 30, 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material to the Company's results of operations. Over the next 12 months, derivative losses to be reclassified into earnings are not expected to be material. Certain of the Company's forecasted cash flows are hedged up to three years into the future.

      GASOLINE PRICE RISK

      The Company uses gasoline puts to hedge its exposure to gasoline prices affecting businesses within its Fleet Management segment. The impact of those put option contracts is not material to the Company's results of operations or financial position at June 30, 2001.

7.    SEGMENT INFORMATION

      Management evaluates each segment's performance based upon a modified earnings before interest, income taxes and depreciation and amortization calculation. For this purpose, Adjusted EBITDA is defined as earnings before non-vehicle interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific.

                                             THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------
                                             2001                    2000
                                     --------------------    -------------------
                                                 ADJUSTED               ADJUSTED
                                     REVENUES     EBITDA     REVENUES    EBITDA
                                     --------    --------    --------   --------
      Real Estate Services           $    305    $    108    $    211   $     68
      Fleet Management                    391          25          --         --
                                     --------    --------    --------   --------
      Total Reportable Segments           696         133         211         68
      Corporate and Other (a)              (1)         (1)          8          7
                                     --------    --------    --------   --------
      Total                          $    695    $    132    $    219   $     75
                                     ========    ========    ========   ========


                                              SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------
                                             2001                    2000
                                     --------------------    -------------------
                                                 ADJUSTED               ADJUSTED
                                     REVENUES     EBITDA     REVENUES    EBITDA
                                     --------    --------    --------   --------
      Real Estate Services           $    527    $    161    $    380   $     98
      Fleet Management                    520          34          --         --
                                     --------    --------    --------   --------
      Total Reportable Segments         1,047         195         380         98
      Corporate and Other (a)              85          85          14         15
                                     --------    --------    --------   --------
      Total                          $  1,132    $    280    $    394   $    113
                                     ========    ========    ========   ========

----------
(a) Included in Corporate and Other are unallocated corporate overhead and the eliminations of transactions between segments.

      Total assets for the Company's Fleet Management segment were $5.1 billion as of June 30, 2001.

      Provided below is a reconciliation of Adjusted EBITDA to income before income taxes.

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    ------------------
                                                       2001       2000       2001       2000
                                                     -------    -------    -------    -------
      Adjusted EBITDA                                $   132    $    75    $   280    $   113
         Non-vehicle depreciation and amortization       (19)       (10)       (35)       (21)
         Other charges                                    (1)        --         (8)        (2)
                                                     -------    -------    -------    -------
      Income before income taxes                     $   112    $    65    $   237    $    90
                                                     =======    =======    =======    =======

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions.

RESULTS OF CONSOLIDATED OPERATIONS - 2001 VS. 2000

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc. for approximately $994 million, including $40 million of transaction costs and expenses and $17 million related to the conversion of Avis employee stock options into CD common stock options (referred to herein as "the Acquisition"). The Acquisition was primarily funded from cash on hand and borrowings from Cendant, which were subsequently repaid during first quarter 2001. Simultaneous with the Acquisition, we distributed the car rental operations of Avis to a Cendant subsidiary not within our ownership structure. Accordingly, we currently own and operate the fleet management business of Avis ("Fleet"). The results of operations of Fleet have been included in our consolidated results of operations since the date of Acquisition.

The addition of the operations of Fleet and strong contributions from both our mortgage and relocation businesses contributed to revenue growth of $476 million and $738 million for the three and six months ended June 30, 2001, respectively. Our expenses increased $429 million and $591 million for the three and six months ended June 30, 2001, respectively, primarily as a result of the Acquisition.

Our overall effective tax rate was 40% for the three and six months ended June 30, 2001 and 2000.

As a result of the above-mentioned items, income before cumulative effect of accounting change increased $28 million and $88 million in the three and six months ended June 30, 2001, respectively.

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before non-vehicle interest, income taxes and non-vehicle depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

                                    REVENUES               ADJUSTED EBITDA
                           ------------------------   -------------------------
                                               %                           %
                            2001      2000   CHANGE    2001      2000    CHANGE
                           ------    ------  ------   ------    ------   ------
Real Estate Services       $  305    $  211      45%  $  108    $   68       59%
Fleet Management              391        --       *       25        --        *
                           ------    ------           ------    ------
Total Reportable Segments     696       211              133        68
Corporate and Other(a)         (1)        8       *       (1)        7        *
                           ------    ------           ------    ------

Total Company              $  695    $  219           $  132    $   75
                           ======    ======           ======    ======

----------
*     Not meaningful.
(a) Included in Corporate and Other are unallocated corporate overhead and the elimination of transactions between segments.

REAL ESTATE SERVICES

Revenues and Adjusted EBITDA increased $94 million (45%) and $40 million (59%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production, due to increased refinancing activity and purchase volume during second quarter 2001. Increases in relocation services also contributed to the favorable operating results.

Collectively, mortgage loans sold increased $5.2 billion (109%) to $9.9 billion, generating incremental revenues of $103 million, or an increase of 139%. Closed mortgage loans increased $5.9 billion (100%) to $11.8 billion. This growth consisted of a $4.3 billion increase (approximately eleven fold) in refinancings and a $1.6 billion increase (29%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us, whereby new Merrill Lynch business accounted for 14% of our mortgage closings in second quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was a $22 million decline in loan net servicing revenue. The average servicing portfolio grew $28 billion (49%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations. However, accelerated servicing amortization expenses during second quarter 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

Service based fees from relocation activities also contributed to the increase in revenues and EBITDA. Relocation referral fees increased $6 million due to increased market penetration.

FLEET MANAGEMENT

The businesses comprising this segment were acquired in the Acquisition. The fleet management businesses provide fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement.

Fleet management operations contributed revenues and EBITDA of $391 million and $25 million, respectively, for second quarter 2001. Assuming the Acquisition had occurred on January 1, 2000, revenues and EBITDA would have been $364 million and $36 million, respectively, for second quarter 2000. Revenues would have increased by $27 million (7%) and EBITDA would have decreased by $11 million (30%) due to a substantial increase in operating costs.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

                                    REVENUES               ADJUSTED EBITDA
                           ------------------------   -------------------------
                                               %                           %
                            2001      2000   CHANGE    2001      2000    CHANGE
                           ------    ------  ------   ------    ------   ------
Real Estate Services       $  527    $  380      39%  $  161    $   98       64%
Fleet Management              520        --       *       34        --        *
                           ------    ------           ------    ------
Total Reportable Segments   1,047       380              195        98
Corporate and Other(a)         85        14       *       85        15        *
                           ------    ------           ------    ------

Total Company              $1,132    $  394           $  280    $  113
                           ======    ======           ======    ======

----------
*     Not meaningful.
(a) Included in Corporate and Other are unallocated corporate overhead and the elimination of transactions between segments.

REAL ESTATE SERVICES

Revenues and Adjusted EBITDA increased $147 million (39%) and $63 million (64%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production, due to increased refinancing activity and purchase volume during the first half of 2001. Increases in relocation services also contributed to the favorable operating results.

Collectively, mortgage loans sold increased $7.4 billion (87%) to $15.8 billion, generating incremental revenues of $136 million, or an increase of 107%. Closed mortgage loans increased $9.7 billion (99%) to $19.4 billion. This growth consisted of a $6.8 billion increase (approximately ten-fold) in refinancings and a $2.9 billion increase (32%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us. New Merrill Lynch business accounted for 14% of our mortgage closings in the first half of 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was a $14 million decline in loan net servicing revenue. The average servicing portfolio grew $29 billion (52%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, accelerated servicing amortization expenses during first half of 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $11 million and net interest income from relocation operations was $8 million favorable due to the maintenance of lower debt levels.

FLEET MANAGEMENT

The businesses comprising this segment were acquired in the Acquisition. The fleet management businesses provide fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement. Fleet management operations contributed revenues and Adjusted EBITDA of $520 million and $34 million, respectively, for the six months ended June 30, 2001. Assuming the Acquisition had occurred on January 1 for each period presented, revenues and Adjusted EBITDA would have been $772 million and $47 million, respectively, for the six months ended June 30, 2001 and $722 million and $59 million, respectively, for the six months ended June 30, 2000. Revenues would have increased $50 million (7%) and Adjusted EBITDA would have decreased $12 million (20%) due to the substantial increase in operating costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our businesses, comprised of vehicle management, relocation and mortgage services, purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and a finance the purchase of assets mortgage programs. The fees generated from these clients are used, in part, to repay the interest and principal associated with the financing of these assets. Accordingly, the cash inflows or outflows relating to the principal repayment or funding of such assets are classified as activities of our management and mortgage programs. We seek to offset the interest rate exposures inherent in our assets under management and mortgage programs by matching such assets with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Funding for our assets under management and mortgage programs is provided by both unsecured corporate borrowings, primarily through the issuance of commercial paper and medium-term notes, and securitized financing arrangements, all of which are classified as liabilities under management and mortgage programs.

FINANCIAL CONDITION

                                                            JUNE 30,   DECEMBER 31,
                                                              2001         2000       CHANGE
                                                            --------   ------------   ------
Total assets exclusive of assets under programs             $  2,114   $      1,556   $  558
Assets under programs                                          7,063          2,861    4,202

Total liabilities exclusive of liabilities under programs   $    855   $        351   $  504
Liabilities under programs                                     6,651          2,516    4,135
Stockholder's equity                                           1,671          1,550      121

Total assets exclusive of assets under programs increased primarily due to an increase in goodwill resulting from the Acquisition and increases in various other assets also due to the Acquisition. Assets under programs increased primarily due to vehicle-related assets acquired in the Acquisition.

Total liabilities exclusive of liabilities under programs increased primarily due to liabilities assumed in the Acquisition. Liabilities under programs increased primarily due to approximately $3.0 billion of debt assumed in the Acquisition, the first quarter 2001 debt issuance of $650 million and an increase in deferred income taxes due to the Acquisition.

Stockholder's equity increased primarily due to net income of $107 million during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Based upon cash flows provided by our operations and access to liquidity through various other sources, including public debt markets and financial institutions, we have sufficient liquidity to fund our current business plans and obligations.

CASH FLOWS
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                --------------------------------
                                                                  2001        2000       CHANGE
                                                                --------    --------    --------
Cash provided by (used in):
  Operating activities                                          $    834    $    (53)   $    887
  Investing activities                                            (1,899)         47      (1,946)
  Financing activities                                               961         147         814
Effects of exchange rate changes on cash and cash equivalents          1          --           1
                                                                --------    --------    --------
Net change in cash and cash equivalents                         $   (103)   $    141    $   (244)
                                                                ========    ========    ========

Cash flows from operating activities resulted in an inflow of $834 million in 2001 compared to an outflow of $53 million in 2000 primarily due to the impact of the Acquisition and a net inflow of funds generated from mortgage loan activity.

Cash flows from investing activities resulted in an outflow of $1.9 billion in 2001 compared to an inflow of $47 million in 2000 primarily due to the utilization of cash to fund the Acquisition, a net outflow of cash used in investing activities of Fleet and a net outflow of funds generated from advances on homes within our relocation business.

Cash flows from financing activities increased primarily due to a net inflow of funds from borrowings.

CAPITAL EXPENDITURES

Capital expenditures during 2001 amounted to $32 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 of approximately $60 million. Such amount represents an increase from 2000 primarily due to the Acquisition.

DEBT FINANCING

Debt related to our management and mortgage programs increased $4.0 billion to $6.0 billion at June 30, 2001. Such increase was primarily related to debt assumed in the acquisition of Fleet, principally comprising $1.0 billion of securitized term notes and $1.7 billion of securitized interest bearing notes, and also additional unsecured medium-term notes issuances of $650 million under an existing shelf registration statement and $325 million of short-term borrowings.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requires additional disclosures for those business combinations.

SFAS No. 142 requires that goodwill and certain other intangible assets acquired after June 30, 2001 no longer be amortized. Beginning on January 1, 2002, amortization of existing goodwill and certain other intangible assets will no longer be permitted and we will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill and certain other intangible assets for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain other intangible assets would be recognized by us as a cumulative effect of accounting change on January 1, 2002. We are currently evaluating the impact of adopting this standard on our financial position and results of operations. Amortization expense recorded by us for the six months ended June 30, 2001 and 2000 was not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2000 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows and that the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential loss in earnings resulting from the impact of a 10% increase in interest rates was $29 million for the six months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM 5. Other Information

See Exhibit 99.1 attached hereto regarding available pro forma financial data giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001 for the six months ended June 30, 2001.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

See Exhibit Index

(b)   Reports on Form 8-K

On May 30, 2001, we filed a current report on Form 8-K to report under Items 5 and 7 pro forma financial information giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001.

On June 4, 2001, we filed a current report on Form 8-K to report under Item 5 our Consolidated Schedule of Free Cash Flow for the years ended December 31, 2000 and 1999.

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

                                        CENDANT CORPORATION


                                        BY: /s/ Duncan H. Cocroft
                                        --------------------------
                                        Duncan H. Cocroft
                                        Executive Vice President and
                                        Chief Financial Officer


                                        BY: /s/ John T. McClain
                                        --------------------------
                                        John T. McClain
                                        Senior Vice President, Finance and
Date: August 14, 2001                   Corporate Controller

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

   3.1      Charter of PHH  Corporation,  as amended  August 23, 1996,  filed as
            Exhibit 3.1 to the Company's Transition Report on Form 10-K filed on July 29, 1997. (*)

   12       Statement Re: Computation of Ratio of Earnings to Fixed Charges.

   99.1     Pro Forma Financial Information (unaudited)