Form 10-Q
period 2001-09-30
PHH CORP
filed 2001-11-14
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                           COMMISSION FILE NO. 1-7797

                                  ------------

                                 PHH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 MARYLAND
              (STATE OR OTHER                           52-0551284
               JURISDICTION                          (I.R.S. EMPLOYER
            OF INCORPORATION OR                       IDENTIFICATION
               ORGANIZATION)                             NUMBER)

              1 CAMPUS DRIVE
          PARSIPPANY, NEW JERSEY
           (ADDRESS OF PRINCIPAL                          07054
             EXECUTIVE OFFICE)                          (ZIP CODE)

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

                        PHH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income for the three
         and nine months ended September 30, 2001 and 2000                  1

         Consolidated Condensed Balance Sheets as of September 30, 2001
         and December 31, 2000                                              2

         Consolidated Condensed Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000                           3

         Notes to Consolidated Condensed Financial Statements               4

Item 2.  Management's Narrative Analysis of Financial Condition and
         Results of Operations                                              10

PART II  Other Information

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

         Signatures                                                         17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                         ----------------   ----------------
                                                           2001     2000     2001      2000
                                                         -------   ------   ------    ------
REVENUES
   Service fees, net                                       $321   $ 257    $   846    $ 636
   Fleet leasing                                            378      --        898       --
   Other                                                     --       7         87       23
                                                           ----   -----    -------    -----
Net revenues                                                699     264      1,831      659
                                                           ----   -----    -------    -----

EXPENSES
   Operating                                                185     112        546      352
   Vehicle depreciation, lease charges and interest, net    307      --        729       --
   General and administrative                                48      22        117       64
   Non-vehicle depreciation and amortization                 20      11         55       31
   Other charges (credits)                                   --      (1)         8        1
                                                           ----   -----    -------    -----
Total expenses                                              560     144      1,455      448
                                                           ----   -----    -------    -----

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            139     120        376      211
Provision for income taxes                                   55      47        151       84
Minority interest, net of tax                                 1      --          1       --
                                                           ----   -----    -------    -----
INCOME FROM CONTINUING OPERATIONS                            83      73        224      127
Loss on sale of discontinued operations, net of tax          --      (9)        --       (9)
                                                           ----   -----    -------    -----
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         83      64        224      118
Cumulative effect of accounting change, net of tax           --      --        (35)      --
                                                           ----   -----    -------    -----
NET INCOME                                                 $ 83   $  64    $   189    $ 118
                                                           ====   =====    =======    =====

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                         SEPTEMBER 30,  DECEMBER 31,
                                                              2001         2000
                                                         -------------  ------------
ASSETS
   Cash and cash equivalents                                 $  121     $   288
   Receivables, net                                             470         246
   Property and equipment, net                                  195         159
   Investment in convertible preferred stock                     --         388
   Goodwill, net                                                563          30
   Other assets                                                 702         445
                                                             ------     -------
Total assets exclusive of assets under programs               2,051       1,556
                                                             ------     -------

Assets under management and mortgage programs
   Mortgage loans held for sale                                 826         879
   Relocation receivables                                       339         329
   Vehicle-related, net                                       3,870          --
   Mortgage servicing rights                                  1,949       1,653
                                                             ------     -------
                                                              6,984       2,861
                                                             ------     -------

TOTAL ASSETS                                                 $9,035     $ 4,417
                                                             ======     =======

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accounts payable and other current liabilities            $  811     $   316
   Deferred income                                               46          31
   Deferred income taxes                                         47           4
                                                             ------     -------
Total liabilities exclusive of liabilities under
  programs                                                      904         351
                                                             ------     -------

Liabilities under management and mortgage programs
   Debt                                                       5,726       2,040
   Deferred income taxes                                        656         476
                                                             ------     -------
                                                              6,382       2,516
                                                             ------     -------
Commitments and contingencies (Note 5)

Stockholder's equity
   Preferred stock - authorized 3,000,000 shares;
     none issued and outstanding                                 --          --

   Common stock, no par value - authorized 75,000,000
     shares; issued and outstanding 1,000 shares                799         762
   Retained earnings                                            946         792
   Accumulated other comprehensive income (loss)                  4          (4)
                                                             ------     -------
Total stockholder's equity                                    1,749       1,550
                                                             ------     -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $9,035     $ 4,417
                                                             ======     =======

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
OPERATING ACTIVITIES
Net income                                                 $    189       $    118
Adjustments to reconcile net income to net cash
provided by operating activities:
  Loss on sale of discontinued operations, net of tax            --              9
  Non-vehicle depreciation and amortization                      55             31
  Cumulative effect of accounting change                         59             --
  Non-cash portion of other charges                              (3)            --
  Deferred income taxes                                          26             11
  Net change in assets and liabilities, excluding
  the impact of acquired businesses:
    Receivables                                                  (2)           211
    Income taxes                                                 85             76
    Accounts payable and other current liabilities               49           (140)
Other, net                                                        4           (179)
                                                           --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES
    EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS               462            137
                                                           --------       --------

MANAGEMENT AND MORTGAGE PROGRAMS:
    Depreciation and amortization                               807            113
    Origination of mortgage loans                           (28,959)       (17,980)
    Proceeds on sale of and payments
        from mortgage loans held for sale                    29,044         17,839
                                                           --------       --------
                                                                892            (28)
                                                           --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,354            109
                                                           --------       --------

INVESTING ACTIVITIES
Property and equipment additions                                (43)           (21)
Proceeds from sales of marketable securities                     29             14
Purchases of marketable securities                              (16)           (62)
Net assets acquired (net of cash acquired of
    $134 million) and acquisition-related payments             (825)           (20)
Other, net                                                      (61)            28
                                                           --------       --------
NET CASH USED IN INVESTING ACTIVITIES
    EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS              (916)           (61)
                                                           --------       --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                    (4,322)            --
   Payments received on investment in vehicles                3,522             --
   Equity advances on homes under management                 (4,949)        (6,025)
   Repayment on advances on homes under management            4,937          6,534
   Net additions to mortgage servicing rights
        and related hedges                                     (505)          (664)
   Proceeds from sales of mortgage servicing rights              45             93
                                                           --------       --------
                                                             (1,272)           (62)
                                                           --------       --------

NET CASH USED IN INVESTING ACTIVITIES                        (2,188)          (123)
                                                           --------       --------

FINANCING ACTIVITIES
Net borrowings from Parent                                      126            237
Payment of dividends                                            (36)           (40)
Other, net                                                      (13)            --
                                                           --------       --------
NET CASH PROVIDED BY INVESTING ACTIVITIES
    EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                77            197
                                                           --------       --------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                   6,144          3,237
   Principal payments on borrowings                          (5,641)        (4,283)
   Net change in short-term borrowings                           87            875
                                                           --------       --------
                                                                590           (171)
                                                           --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       667             26
                                                           --------       --------

Effect of changes in exchange rates on
    cash and cash equivalents                                    --              2
                                                           --------       --------

Net increase (decrease) in cash and cash
    equivalents                                                (167)            14
Cash and cash equivalents, beginning of period                  288             80
                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    121       $     94
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

   The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Condensed Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value were not material to the Company's financial position or results of operations.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   During July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. On July 1, 2001, the Company adopted the provisions relating to any acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible assets will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

   SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, the Company adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. The Company will adopt the remaining provision of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting from the initial assessment of goodwill and certain other intangible assets will be recognized by the Company as a cumulative effect of accounting change as of January 1, 2002. The Company is currently evaluating the impact of adopting the remaining provisions on its financial position and results of operations. Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, the Company believes that the related reduction to amortization expense during the nine months ended September 30, 2001 and 2000 would not have been material.

   During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations
   - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002.

2. ACQUISITION

   On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million. In connection with the acquisition, the Company's investment in the convertible preferred stock of an Avis subsidiary was recapitalized. The acquisition was primarily funded from cash on hand and borrowings from Cendant, which were subsequently repaid during first quarter 2001. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis ("ARAC") to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the fleet management business of Avis ("Fleet").

   The acquisition was accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded on the Company's Consolidated Condensed Balance Sheet at March 1, 2001 based upon their estimated fair values at such date. The results of operations of Fleet have been included in the Consolidated Condensed Statement of Income since the date of acquisition.

   The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill and is being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142. The allocation of the excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals have been finalized. Accordingly, revisions to the allocation, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The preliminary allocation of the purchase price is summarized as follows:

                                                                          AMOUNT
                                                                          ------
    Cash consideration                                                   $   937
    Fair value of converted options                                           17
    Transaction costs and expenses                                            40
                                                                         -------
    Total purchase price                                                     994
    Book value of Cendant's existing net investment in Avis                  409
                                                                         -------
    Cendant's basis in Avis                                                1,403
    Portion of Cendant's basis attributable to ARAC                         (403)
                                                                         -------
    PHH's basis in Fleet                                                   1,000
    Historical value of net assets acquired of Fleet                        (451)
    Fair value adjustments                                                   (26)
                                                                         -------
    Excess purchase price over assets acquired and liabilities assumed   $   523
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

   Pro forma net revenues, income from continuing operations and net income would have been as follows had the acquisition of Fleet occurred on January 1st for each period presented:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ----------------
                                                               2001      2000
                                                              ------   -------
    Net revenues                                              $2,083   $ 1,742
    Income from continuing operations                            222       142
    Net income                                                   187       133

   These pro forma results do not give effect to any synergies expected to result from the acquisition of Fleet and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

3. OTHER CHARGES (CREDITS)

   During the nine months ended September 30, 2001, the Company incurred unusual charges totaling $8 million primarily related to the acquisition and integration of Fleet.

   As a result of changes in business and in consumer behavior following the September 11th terrorist attacks, the Company is reviewing its organizational alignment and its work force at a number of business locations. The Company will record charges during fourth quarter 2001 in connection with this initiative. The Company is also monitoring the valuation of certain assets primarily relating to its investment in mortgage servicing rights. The value of mortgage servicing rights is subject to early prepayment risk due to a decrease in interest rates. A general slowdown of the economy and, more significantly, the impact of the September 11th terrorist attacks have resulted in continued interest rate cuts. Accordingly, the Company is reviewing the valuation of its current portfolio of mortgage servicing rights for possible impairment. Any adjustment to the carrying value of the portfolio would result in a non-cash charge, which, based upon the current environment, is not expected to exceed $60 million after-tax and would not be material relative to the size of the portfolio.

4. DEBT

   MEDIUM-TERM NOTES. During first quarter 2001, the Company issued $650 million of unsecured medium-term notes under an existing shelf registration statement. These notes bear interest at a rate of 8 1/8% per annum and mature in February 2003. As of September 30, 2001, the Company had a total of $1.6 billion of medium-term notes outstanding, $830 million of which were issued by the Company's special purpose entity, Greyhound Funding LLC.

   SHORT-TERM BORROWINGS. As of September 30, 2001, the Company had approximately $1.7 billion of short-term borrowings outstanding, which primarily related to commercial paper.

   SECURITIZED BORROWINGS. As of September 30, 2001, the Company had outstanding borrowings of $2.4 billion under securitized facilities.

   CREDIT FACILITIES. During first quarter 2001, the Company renewed its $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. The Company is required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. As of September 30, 2001, the Company had the full $750 million available under this facility. Additionally, the Company maintains a $750 million five-year syndicated committed revolving credit facility, which matures in February 2005, and two other committed facilities aggregating $275 million with maturity dates in November 2002.

5. COMMITMENTS AND CONTINGENCIES

   In June 1999, the Company disposed of certain businesses. The dispositions were structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

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

6. COMPREHENSIVE INCOME

   The components of comprehensive income are summarized as follows:

                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                --------------     ---------------
                                                                2001      2000      2001      2000
                                                                ----      ----      ----      ----
    Net income                                                  $ 83      $64      $ 189      $118
    Other comprehensive income (loss):
       Currency translation adjustments                           (1)       3         (3)        1
       Unrealized gains on marketable securities, net of tax      (4)       1         11         4
                                                                ----      ---      -----      ----
    Total comprehensive income                                  $ 78      $68      $ 197      $123
                                                                ====      ===      =====      ====

   The after-tax components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2001 are as follows:

                                                       UNREALIZED       ACCUMULATED
                                       CURRENCY      GAINS/(LOSSES)        OTHER
                                      TRANSLATION    ON MARKETABLE     COMPREHENSIVE
                                      ADJUSTMENTS      SECURITIES      INCOME/(LOSS)
                                      -----------      ----------      -------------
    Balance, January 1, 2001              $(1)            $ (3)            $(4)
    Current period change                  (3)              11               8
                                          ---             ----             ---
    Balance, September 30, 2001           $(4)            $  8             $ 4
                                          ===             ====             ===


7. DERIVATIVES

   Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments.

   FOREIGN CURRENCY RISK

   The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. These forward contracts do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these foreign currency forwards do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

   INTEREST RATE RISK

   The Company's mortgage-related assets and the debt used to finance much of its operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in managing the Company's interest rate risks include swaps, forward delivery commitments and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

   The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and certain fixed rate debt. During the three and nine months ended September 30, 2001, the net impact of these fair value hedges was a loss of $8 million and $11 million, respectively. These losses are included in net revenues within the Consolidated Condensed Statements of Income and consist of losses of $24 million and $47 million, respectively, to reflect the ineffective portion of these fair value hedges, which were partially offset by gains of $16 million and $36 million, respectively, to reflect the amount that was excluded from the Company's assessment of hedge effectiveness.

   The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt. Ineffectiveness resulting from these cash flow hedging relationships during the three and nine months ended September 30, 2001 was not material to the Company's results of operations. Derivative gains and losses included in other comprehensive income are reclassified into earnings when interest payments impact earnings. During the three and nine months ended September 30, 2001, the amount of gains or losses reclassified from other comprehensive income to earnings was not material to the Company's results of operations. The Company had no material derivatives designated as cash flow hedges as of September 30, 2001.

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

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                                2001                            2000
                                      ------------------------        ------------------------
                                                      ADJUSTED                        ADJUSTED
                                      REVENUES         EBITDA         REVENUES         EBITDA
                                      --------         ------         --------         ------
   Real Estate Services                 $321            $138            $257            $123
   Fleet Management                      378              21              --              --
                                        ----            ----            ----            ----
   Total Reportable Segments             699             159             257             123
   Corporate and Other(a)                 --              --               7               7
                                        ----            ----            ----            ----
   Total                                $699            $159            $264            $130
                                        ====            ====            ====            ====


                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                                2001                            2000
                                      ------------------------        ------------------------
                                                      ADJUSTED                        ADJUSTED
                                      REVENUES         EBITDA         REVENUES         EBITDA
                                      --------         ------         --------         ------
   Real Estate Services                 $  846            $299            $636            $222
   Fleet Management                        898              54              --              --
                                        ------            ----            ----            ----
   Total Reportable Segments             1,744             353             636             222
   Corporate and Other(a)                   87              86              23              21
                                        ------            ----            ----            ----
   Total                                $1,831            $439            $659            $243
                                        ======            ====            ====            ====

   ----------
   (a) Included in Corporate and Other are unallocated corporate overhead and the eliminations of transactions between segments.

   Total assets for the Company's Fleet Management segment were $4.9 billion as of September 30, 2001.

   Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------        --------------------
                                                           2001          2000          2001          2000
                                                          ------        ------        ------        ------
   Adjusted EBITDA                                         $ 159         $ 130         $ 439         $ 243
      Non-vehicle depreciation and amortization              (20)          (11)          (55)          (31)
      Other (charges) credits                                 --             1            (8)           (1)
                                                           -----         -----         -----         -----
   Income before income taxes and minority interest        $ 139         $ 120         $ 376         $ 211
                                                           =====         =====         =====         =====

9. SUBSEQUENT EVENT

   ISSUANCE OF ASSET-BACKED NOTES. On October 23, 2001, Greyhound Funding LLC, a subsidiary of the Company, issued $750 million of floating rate callable asset backed notes for net proceeds of approximately $747 million. Greyhound Funding LLC finances the leases and related vehicles owned by the Company's fleet management business. The notes bear interest at one-month LIBOR plus an applicable spread and were issued in two tranches: $425 million maturing in September 2006 and $325 million maturing in September 2013. The Company has the option to prepay these notes in whole on certain dates after March 2003.

   ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS.

   RESULTS OF CONSOLIDATED OPERATIONS - 2001 VS. 2000

   On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management services, for approximately $994 million, including $40 million of transaction costs and expenses and $17 million related to the conversion of Avis employee stock options into CD common stock options. The acquisition was primarily funded from cash on hand and borrowings from Cendant, which were subsequently repaid during first quarter 2001. Simultaneous with the acquisition, we distributed the car rental operations of Avis to a Cendant subsidiary not within our ownership structure. Accordingly, we currently own and operate the fleet management business of Avis ("Fleet"). The results of operations of Fleet have been included in our consolidated results of operations since the date of acquisition.

   We continue to assess the impact of the September 11th terrorist attacks on our businesses and are currently expecting that our operating cash flows and results of operations will be negatively impacted by a considerable decline in travel for the near term (which will primarily affect our Fleet Management segment) and a modest decline in relocations (which will primarily affect our Real Estate Services segment). However, access to liquidity through various other sources, including public debt and equity markets and financial institutions, provide sufficient liquidity to fund our current business plans and obligations. In addition, we are reviewing our organizational alignment and our work force at a number of business locations to increase efficiencies and productivity and to reduce the cost structures of our businesses. Such review will result in rightsizing, consolidation, restructuring or other related efforts. We will record charges during fourth quarter 2001 in connection with these initiatives, which will be funded through current operations.

   We are also monitoring the valuation of certain assets primarily relating to our investment in mortgage servicing rights. The value of mortgage servicing rights is subject to early prepayment risk due to a decrease in interest rates. Accordingly, we are reviewing the valuation of our current portfolio of mortgage servicing rights for possible impairment. Any adjustment to the carrying value of the portfolio would result in a non-cash charge, which, based upon the current environment, is not expected to exceed $60 million after-tax and would not be material relative to the size of the portfolio. A general slowdown of the economy and, more significantly, the impact of the September 11th terrorist attacks have resulted in continued interest rate cuts. The decline in interest rates, although potentially impacting the value of our mortgage servicing rights, has contributed to a strong increase in applications for mortgage refinancings, which we expect will have a positive impact on the operating results of our mortgage business in subsequent quarters.

   The addition of the operations of Fleet and strong contributions from both our mortgage and relocation businesses contributed to revenue growth of $435 million and $1.2 billion for the three and nine months ended September 30, 2001, respectively. Our expenses increased $416 million and $1.0 billion for the three and nine months ended September 30, 2001, respectively, primarily as a result of the acquisition of Fleet.

   Our overall effective tax rate was 40% for the three and nine months ended September 30, 2001 and 39% and 40% for three and nine months ended September 30, 2000, respectively.

   As a result of the revenue growth, income from continuing operations increased $10 million and $97 million in the three and nine months ended September 30, 2001, respectively.

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

   THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED
   SEPTEMBER 30, 2000

                                            REVENUES                     ADJUSTED EBITDA
                                    -------------------------      ---------------------------
                                                          %                                %
                                    2001      2000     CHANGE      2001      2000       CHANGE
                                    ----      ----     ------      ----      ----       ------
     Real Estate Services           $321      $257        25%      $138      $123(b)      12%
     Fleet Management                378        --         *         21        --         *
                                    ----      ----                 ----      ----
     Total Reportable Segments       699       257                  159       123
     Corporate and Other(a)           --         7         *         --         7         *
                                    ----      ----                 ----      ----
     Total Company                  $699      $264                 $159      $130
                                    ====      ====                 ====      ====

   ---------
   *   Not meaningful.

   (a) Included in Corporate and Other are unallocated corporate overhead and the elimination of transactions between segments.

   (b) Excludes a credit of $1 million related to the reduction of certain merger-related liabilities recorded in prior years.

   REAL ESTATE SERVICES

   Revenues and Adjusted EBITDA increased $64 million (25%) and $15 million (12%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production due to increased refinancing activity and purchase volume.

   Revenues generated from the sale of mortgage loans increased $77 million (72%) as actual mortgage loans sold increased $3.3 billion (49%) to $10.1 billion. Closed mortgage loans increased $4.7 billion (72%) to $11.2 billion consisting of a $3.3 billion increase (approximately nine fold) in refinancings and a $1.4 billion increase (23%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us, and new Merrill Lynch business accounted for 16% of our mortgage closings in third quarter 2001. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting record production revenues was an $18 million decline in net loan servicing revenue. The average servicing portfolio grew $27 billion (42%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, increased servicing amortization expenses during third quarter 2001, reflecting higher refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

   FLEET MANAGEMENT

   The businesses comprising this segment were acquired in the acquisition of Fleet, which provides fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement.

   Fleet management operations contributed revenues and EBITDA of $378 million and $21 million, respectively, for third quarter 2001. Assuming the acquisition had occurred on January 1, 2000, revenues and EBITDA losses for third quarter 2000 would have been $361 million and $12 million, respectively. Revenues and EBITDA would have increased by $17 million (5%) and $33 million, respectively.

   NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                REVENUES                     ADJUSTED EBITDA
                                      --------------------------      ---------------------------
                                                             %                                %
                                       2001      2000     CHANGE      2001      2000       CHANGE
                                      ------     ----     ------      ----      ----       ------
    Real Estate Services              $  846     $636        33%      $299      $222(c)      35%
    Fleet Management                     898       --         *         54(b)     --          *
                                      ------     ----                 ----      ----
    Total Reportable Segments          1,744      636                  353       222
                                      ------     ----                 ----      ----
    Corporate and Other(a)                87       23         *         86(b)     21          *
                                      ------     ----                 ----      ----
    Total Company                     $1,831     $659                 $439      $243
                                      ======     ====                 ====      ====

   ---------
   *   Not meaningful.

   (a) Included in Corporate and Other are unallocated corporate overhead and the elimination of transactions between segments.

   (b) Excludes a charge of $4 million primarily related to the acquisition and integration of Fleet.

   (c) Excludes a charge of $2 million related to the consolidation of business operations, partially offset by a credit of $1 million relating to the reduction of certain merger-related liabilities recorded in prior years.

   REAL ESTATE SERVICES

   Revenues and Adjusted EBITDA increased $210 million (33%) and $77 million (35%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production due to increased refinancing activity and purchase volume. Increases in relocation services also contributed to the favorable operating results.

   Collectively, mortgage loans sold increased $10.7 billion (70%) to $25.9 billion, generating incremental revenues of $214 million, a 91% year-over-year increase. Closed mortgage loans increased $14.4 billion (88%) to $30.7 billion. This growth consisted of a $10 billion increase (approximately ten fold) in refinancings and a $4.3 billion increase (29%) in purchase mortgage closings. Beginning in January 2001, Merrill Lynch outsourced its mortgage originations and servicing operations to us. New Merrill Lynch business accounted for 14% of our mortgage closings in nine months 2001. Partially offsetting record production revenues was a $32 million decline in loan net servicing revenue. The average servicing portfolio grew $29 billion (50%) as a result of the high volume of mortgage loan originations and Merrill Lynch's outsourcing of its mortgage origination operations to us. However, accelerated servicing amortization expenses, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth. Additionally, operating expenses within this segment increased to support the higher volume of mortgage originations and related servicing activities.

   Service based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA. Relocation referral fees increased $14 million and net interest income from relocation operations was $9 million favorable due to the maintenance of lower debt levels.

   FLEET MANAGEMENT

   Fleet management operations contributed revenues and Adjusted EBITDA of $898 million and $54 million, respectively, for the nine months ended September 30, 2001. Assuming the acquisition of Fleet had occurred on January 1st for each period presented, revenues and Adjusted EBITDA would have been $1.2 billion and $70 million, respectively, for the nine months ended September 30, 2001 and $1.1 billion and $47 million, respectively, for the nine months ended September 30, 2000. Revenues and Adjusted EBITDA would have increased by $67 million (6%) and $23 million (49%), respectively.

   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   Our businesses, comprised of vehicle management, relocation and mortgage services, purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in our assets under management and mortgage programs by matching such assets with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with these liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured corporate borrowings and securitized financing arrangements, which are classified as liabilities under management and mortgage programs. Cash inflows and outflows relating to the generation of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs.

   FINANCIAL CONDITION

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       2001            2000           CHANGE
                                                                  -------------    ------------       ------
    Total assets exclusive of assets under programs                   $2,051          $1,556          $  495
    Assets under programs                                              6,984           2,861           4,123

    Total liabilities exclusive of liabilities under programs         $  904          $  351          $  553
    Liabilities under programs                                         6,382           2,516           3,866
    Stockholder's equity                                               1,749           1,550             199

   Total assets exclusive of assets under programs increased primarily due to an increase in goodwill resulting from the acquisition of Fleet. Assets under programs increased primarily due to vehicle-related assets acquired in the acquisition, as well as subsequent purchases.

   Total liabilities exclusive of liabilities under programs increased primarily due to liabilities assumed in the acquisition. Liabilities under programs increased primarily due to approximately $3.0 billion of debt assumed in the acquisition, the first quarter 2001 debt issuance of $650 million and an increase in deferred income taxes due to the acquisition.

   Stockholder's equity increased primarily due to net income of $189 million during 2001.

   LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                            2001             2000           CHANGE
                                                                          -------           ------          -------
    Cash provided by (used in):
      Operating activities                                                $ 1,354           $ 109           $ 1,245
      Investing activities                                                 (2,188)           (123)           (2,065)
      Financing activities                                                    667              26               641
    Effects of exchange rate changes on cash and cash equivalents              --               2                (2)
                                                                          -------           -----           -------
    Net change in cash and cash equivalents                               $  (167)          $  14           $  (181)
                                                                         =======           =====           =======

   Cash flows from operating activities increased primarily due to the impact of the acquisition of Fleet and a net inflow of funds generated from mortgage loan activity.

   Cash flows used in investing activities increased primarily due to the utilization of cash to fund the acquisition, a net outflow of cash used in investing activities of Fleet and a net outflow of funds generated from net mortgage servicing rights and related hedge activity.

   Cash flows from financing activities increased primarily due to a net inflow of funds from borrowings.

   CAPITAL EXPENDITURES

   Capital expenditures during 2001 amounted to $43 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate a capital expenditure investment during 2001 of approximately $60 million. Such amount represents an increase from 2000 primarily due to capital expenditures related to Fleet.

   DEBT FINANCING

   Debt related to our management and mortgage programs increased $3.7 billion to $5.7 billion at September 30, 2001. Such increase was primarily related to debt assumed in the acquisition of Fleet, principally comprising $1.0 billion of securitized term notes and $1.7 billion of securitized interest bearing notes, and also additional unsecured medium-term notes issuances of $650 million under an existing shelf registration statement.

   The additional $650 million of unsecured medium-term notes issued during first quarter 2001 bear interest at a rate of 8 1/8% per annum and mature in February 2003.

   During first quarter 2001, we renewed our $750 million syndicated revolving credit facility, which was due in 2001. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2002. We are required to pay a per annum utilization fee of .25% if usage under the facility exceeds 25% of aggregate commitments. Under the new facility, any loans outstanding as of February 21, 2002 may be converted into a term loan with a final maturity of February 21, 2003. We currently have the full $750 million available under this facility. Additionally, we maintain a $750 million five-year syndicated committed revolving credit facility, which matures in February 2005, and two other committed facilities aggregating $275 million with maturity dates in November 2002.

   On October 23, 2001, our Greyhound Funding LLC subsidiary, which finances the leases and related vehicles owned by our fleet management business, issued $750 million of floating rate callable asset backed notes for net proceeds of approximately $747 million. The notes bear interest at one-month LIBOR plus an applicable spread and were issued in two tranches: $425 million maturing in September 2006 and $325 million maturing in September 2013. We have the option to prepay these notes in whole on certain dates after March 2003.

   STRATEGIC BUSINESS INITIATIVES

   We continually explore and conduct discussions with regard to acquisitions and other strategic corporate transactions in our industries in addition to transactions previously announced. As part of our regular on-going evaluation of acquisition opportunities, we currently are engaged in a number of separate, unrelated preliminary discussions concerning possible acquisitions. The purchase price for the possible acquisitions may be paid in cash, through the issuance of debt securities or common stock of our parent corporation, Cendant Corporation, borrowings, or a combination thereof. Prior to consummating any such possible acquisition, we will need to, among other things, initiate and complete satisfactorily our due diligence investigations; negotiate the financial and other terms (including price) and conditions of such acquisitions; obtain appropriate board of directors, regulatory and shareholder or other necessary consents and approvals; and, if necessary, secure financing. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In the past, we have been involved in both relatively small acquisitions and acquisitions which have been significant.

   In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   During July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and requires additional disclosures for material business combinations completed after such date. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. On July 1, 2001, the Company adopted the provisions relating to any acquisitions made subsequent to June 30, 2001, as required. The provisions regarding the classification of previously acquired intangible assets will be adopted simultaneously with the provisions of SFAS No. 142 on January 1, 2002, as required.

   SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired outside of a business combination. The standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company will be required to assess goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate a potential impairment. On July 1, 2001, the Company adopted the provisions requiring that goodwill and certain other intangible assets acquired after June 30, 2001 not be amortized. The Company will adopt the remaining provision of this standard on January 1, 2002, as required. Transition-related impairment losses, if any, resulting from the initial assessment of goodwill and certain other intangible assets will be recognized by the Company as a cumulative effect of accounting change as of January 1, 2002. The Company is currently evaluating the impact of adopting the remaining provisions on its financial position and results of operations. Based upon a preliminary assessment of previously acquired goodwill and certain other intangible assets that will no longer be amortized upon the adoption of SFAS No. 142, we believe that the related reduction to amortization expense during the nine months ended September 30, 2001 and 2000 would not have been material.

   During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations
   - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002.

   FORWARD-LOOKING STATEMENTS

   Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives.

   Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

   o the impacts of the September 11, 2001 terrorist attacks on New York City and Washington, D.C. are not known at this time, but are expected to include negative impacts on financial results due to reduced demand for travel in the near term; other attacks, acts of war; or measures taken by governments in response thereto may negatively affect the travel industry, our financial results and could also result in a disruption in our business;

   o the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

   o the effects of changes in current interest rates, particularly on our mortgage business;

   o the resolution or outcome of Cendant's unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;

   o our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

   o competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

   o failure to reduce quickly our substantial technology costs in response to a reduction in revenue, particularly in our computer reservations business;

   o our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, including the acquisition of the fleet business of Avis, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

   o our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and rating agencies;

   o and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

   Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

   You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us and our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

See Exhibit 99 attached hereto regarding available pro forma financial data giving effect to the acquisition of Avis Group Holdings, Inc. on March 1, 2001 for the nine months ended September 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

See Exhibit Index

(b) REPORT ON FORM 8-K

None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PHH CORPORATION

                                              By: /s/ Duncan H. Cocroft
                                              ------------------------------
                                              Duncan H. Cocroft
                                              Executive Vice President and
                                              Chief Financial Officer


                                              By: /S/ John T. McClain
                                              ------------------------------
                                              John T. McClain
                                              Senior Vice President, Finance and
                                              Corporate Controller

Date: November 14, 2001

                                  EXHIBIT INDEX

Exhibit No.                               Description
 3.1     Charter of PHH Corporation, as amended August 23, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Transition Report on Form
         10-K filed on July 29, 1997).

 3.2 By-Laws of PHH Corporation, as amended October 15, 1990 (incorporated by reference to Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 12      Statement Re: Computation of Ratio of Earnings to Fixed Charges.

 99      Pro Forma Financial Information (unaudited)