Form 10-K405
period 2001-12-31
PHH CORP
filed 2002-03-29
CIK 77776

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                           COMMISSION FILE NO. 1-7797

                            ------------------------

                                PHH CORPORATION
             (Exact name of Registrant as specified in its charter)

               MARYLAND                                     52-0551284
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

            1 CAMPUS DRIVE
        PARSIPPANY, NEW JERSEY                                07054
(Address of principal executive office)                     (Zip Code)

                                   973-428-9700
               (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                       NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant: All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock.

The number of shares outstanding of the Registrant's classes of common stock was 1,000 as of December 31, 2001.

PHH Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                            DESCRIPTION                             PAGE
----                                            -----------                           --------
                        PART I

1                       Business                                                          3

2                       Properties                                                        8

3                       Legal Proceedings                                                 8

4                       Submission of Matters to a Vote of Security Holders               9

                        PART II

5                       Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                               9

6                       Selected Financial Data                                           9

7                       Management's Narrative Analysis of the Results of Operations
                        and Liquidity and Capital Resources                              10

7A                      Quantitative and Qualitative Disclosures about Market Risk       19

8                       Financial Statements and Supplementary Data                      20

9                       Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure                                         20

                        PART III

10                      Directors and Executive Officers of the Registrant               20

11                      Executive Compensation                                           20

12                      Security Ownership of Certain Beneficial Owners and
                        Management                                                       20

13                      Certain Relationships and Related Transactions                   20

                        PART IV

14                      Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K                                                         20

                        Signatures

                                     PART I

ITEM 1. BUSINESS

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY", "PHH", "WE", "OUR" OR "US" MEANS PHH CORPORATION, A MARYLAND CORPORATION, AND ITS SUBSIDIARIES.

We are a provider of relocation, mortgage and fleet management services. We operate in the following two business segments:

    - Our Real Estate Services segment provides assistance in employee relocations through Cendant Mobility Services Corporation, and provides home buyers with mortgages through Cendant Mortgage Corporation.

    - Our Fleet Management segment provides fleet management and fuel card services to corporate clients and government agencies through PHH Arval and Wright Express.

                                     * * *

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are currently engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K Report.

Pursuant to a merger with HFS Incorporated in April 1997 we became a wholly-owned subsidiary of HFS. On December 17, 1997, pursuant to a merger between CUC International Inc. and HFS, HFS was merged into CUC with CUC surviving and changing its name to Cendant Corporation ("Cendant" or the "Parent Company"). As a result, we became a wholly-owned subsidiary of Cendant. Our principal executive office is located at One Campus Drive, Parsippany, N.J. 07054 (telephone number: (973) 428-9700).

SEGMENTS

REAL ESTATE SERVICES (48%, 97% and 98% of revenue for 2001, 2000 and 1999, respectively)

RELOCATION BUSINESS (18%, 50% and 50% of revenue for 2001, 2000 and 1999, respectively)

Cendant Mobility(sm) is the leading provider of employee relocation services in the world and assists more than 128,000 affinity customers, transferring employees and global assignees annually, including over 23,000 employees internationally each year in over 125 countries.

We offer corporate and government clients employee relocation services, such as the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of equity advances (generally guaranteed by the corporate client), certain home management services, assistance in locating a new home, immigration support, intercultural and language training and repatriation counseling. We also provide clients with relocation-related accounting services. Our services allow clients to outsource their relocation programs.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. The majority of our clients pay interest on equity advances and broker referral fees and reimburse all costs associated with our services, including, if necessary, repayment of equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In transactions where we assume the risk for losses on the sale of homes (primarily government clients), which comprise less than 3% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Our moving service, with over 72,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver, and overall service.

Our affinity services provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations, such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 50,000 individuals, with approximately 26,000 real estate transactions annually.

GROWTH. Our strategy is to grow by generating business from corporations and government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. Our growth strategy has been driven by domestic and international acquisitions and market expansion, and we continually explore acquisitions and other strategic corporate transactions that would complement our relocation business.

COMPETITION. Competition is based on service, quality and price. We are a leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which are GMAC Relocation Services and Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and the international accounting firms.

SEASONALITY. The principal sources of revenue of our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarter of each year.

TRADEMARKS AND INTELLECTUAL PROPERTY.  The trademark "Cendant
Mobility-Registered Trademark-" and related trademarks and logos are material to our relocation business. Our subsidiaries in our relocation business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where this business has significant operations and are owned by us.

EMPLOYEES. Our relocation business employed approximately 2,585 persons as of December 31, 2001.

MORTGAGE BUSINESS (30%, 47% and 48% of revenue for 2001, 2000 and 1999, respectively)

We originate, sell and service residential first mortgage loans in the United States. For 2001, Cendant Mortgage(sm) was the second largest lender of retail originated residential mortgages, and the sixth largest retail lender of residential mortgages in the United States. Cendant Mortgage is a centralized mortgage lender conducting its business in all 50 states.

We market our mortgage products to consumers through:

    - an 800-number teleservices operation under programs for real estate organizations (Phone In, Move In-Registered Trademark-) and relocation clients and private label programs for financial institutions;

    - a Web interface, containing educational materials, rate quotes and a full mortgage application, made available to the customers of Cendant's other businesses such as Century 21-Registered Trademark-, Coldwell Banker-Registered Trademark-, ERA-Registered Trademark-, Cendant Mobility, and Cendant's financial institution private label relationships, including American Express Centurion Bank, GE Financial Network and Merrill Lynch Credit Corporation;

    - field sales professionals with processing, underwriting and other origination activities generally located in real estate offices around the U.S. equipped with software to obtain product information, quote interest rates and to help customers prepare mortgage applications; and

    - purchasing closed loans from financial institutions and mortgage banks after underwriting the loans.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

GROWTH. Our strategy is to increase sales by expanding all of our sources of business with emphasis on purchase mortgage volume through our teleservices and Internet programs. The Phone In, Move In program was developed in 1997 and has been established in over 5,600 real estate offices.

We also will expand our volume of mortgage originations resulting from corporate employee relocations by working with financial institutions which desire to outsource their mortgage origination operations through increased linkage with Cendant Mobility. Each of these growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to more cost effectively capture a greater percentage of the highly fragmented mortgage marketplace.

COMPETITION. Competition is based on service, quality, products and price. Cendant Mortgage has increased its share of retail mortgage originations in the United States to 4.4% in 2001 from 2.1% in 2000. According to INSIDE MORTGAGE FINANCE, the industry leader for 2001 reported a 12.4% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

SEASONALITY. The principal sources of revenue of our mortgage business are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year.

TRADEMARKS AND INTELLECTUAL PROPERTY. The trademark "Cendant Mortgage" and related trademarks and logos are material to our mortgage business. Our subsidiaries in our mortgage business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where this business has significant operations and are owned by us.

EMPLOYEES. Our mortgage business employed approximately 5,706 persons as of December 31, 2001.

FLEET MANAGEMENT SEGMENT (49% of revenue for 2001)

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management services, for approximately $994 million. Simultaneous with the acquisition, we distributed the car rental operations of Avis to a Cendant subsidiary not within our ownership structure. Accordingly, we currently own and operate the fleet management business of Avis through PHH Vehicle Management Services LLC (d/b/a PHH Arval), a leader in the fleet management services business, and Wright Express LLC, a leading proprietary fuel card service provider in the United States.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

    - FLEET LEASING AND FLEET MANAGEMENT. Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset backed structure. In 2001, we leased in excess of 315,000 units. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America.

    - FUEL AND EXPENSE MANAGEMENT. For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet charge card supplier with over 160,000 fuel facilities in its network and in excess of 3.1 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright
      Express-Registered Trademark--branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fuel cards and related services to commercial fleet customers of major petroleum companies; and
      (iii) the co-branded card, under which Wright Express fuel cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards.

    - MAINTENANCE SERVICES. We offer customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off full retail prices through our convenient supplier network,
      (ii) access to our in-house team of certified maintenance experts that monitor card transactions for policy compliance, reasonability, and cost effectiveness, and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

    - ACCIDENT MANAGEMENT SERVICES. We also provide our clients with comprehensive accident management services such as (i) immediate assistance after receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance),
      (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with extremely favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy. On February 6, 2002, we acquired driversshield.com FS Corp. to compliment our accident management business.

GROWTH. We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee based services to new and existing clients. We also intend to increase cross marketing the products offered by Wright Express and PHH Arval to our customers.

COMPETITION. The principal factors for competition in vehicle management services are service, quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of outsourced fleet management services in the United States, GE Capital Fleet Services, Wheels Inc. Automotive Resources International (ARI), and CitiCapital, hundreds of local and regional competitors, and numerous niche competitors who focus on only one or two products and do not offer the fully integrated range of products provided by us. In the United States, it is estimated that only 50% of fleets are leased by third-party providers. The unpenetrated demand and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

INTELLECTUAL PROPERTY. The service marks "Wright Express," "WEX," "PHH" and related trademarks and logos are material to our fleet services business. Wright Express, PHH Arval and their licensees actively use these marks. All of the material marks used by Wright Express and PHH Arval are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by PHH Arval are also registered in major countries throughout the world where the fleet management services are offered by Arval PHH. We own the marks used in Wright Express' and PHH Arval's business.

SEASONALITY. The fleet management services businesses are generally not seasonal.

EMPLOYEES. The businesses that make up our Vehicle Services segment employed approximately 1,857 persons as of December 31, 2001.

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 18 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

REAL ESTATE REGULATION. The federal Real Estate Settlement Procedures Act (RESPA) and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our mortgage business and relocation business. Our mortgage business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states which could limit referral fees to our relocation business.

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

INTERNET REGULATION. Although our business units' operations on the Internet are not currently regulated by any government agency in the United States beyond regulations discussed above and applicable to businesses generally, it is likely that a number of laws and regulations may be adopted governing the Internet. In addition, existing laws may be interpreted to apply to the Internet in ways not currently applied. Regulatory and legal requirements are subject to change and may become more restrictive, making our business units' compliance more difficult or expensive or otherwise restricting their ability to conduct their businesses as they are now conducted.

FLEET REGULATION. We are subject to federal, state and local regulations including those relating to taxing and licensing of vehicles.

EMPLOYEES

As of December 31, 2001, we employed approximately 10,148 people. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at One Campus Drive, Parsippany, New Jersey 07054.

Our relocation business has its main corporate operations in three leased buildings in Danbury, Connecticut with lease terms expiring in 2004, 2005, and 2008. There are also three regional offices located in Mission Viejo, California; Chicago, Illinois; and Irving, Texas, which provide operation support services. We own the office in Mission Viejo and the others we operate pursuant to leases that expire in 2004 and 2003 respectively. International offices are located in Hammersmith, Wexham and Swindon, United Kingdom; Melbourne and Brisbane, Australia; Hong Kong; and Singapore pursuant to leases that expire in 2012, 2012, 2013, 2005, 2003, 2002 and 2002, respectively.

Our mortgage business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 848,000 square feet. The lease terms expire over the next three years. Our mortgage business has recently entered into a lease for a new building expected to be completed in the beginning of 2003. This new building is expected to add 47,500 square feet to, and replace approximately 127,500 square feet at, the Mt. Laurel location. The lease for this new building expires in 2013. Regional sales offices are located in Englewood, Colorado; Jacksonville, Florida and Santa Monica, California, pursuant to leases that expire in 2002, 2005 and 2005, respectively.

PHH Arval leases office space and marketing centers in eight locations in the United States and Canada, with approximately 102,000 square feet in the aggregate. PHH Arval maintains a 200,000 square foot regional/processing office in Hunt Valley, Maryland. In addition, Wright Express leases approximately 187,000 square feet of office space in two domestic locations.

ITEM 3. LEGAL PROCEEDINGS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions, three lawsuits claiming to be brought derivatively on behalf of Cendant and several other lawsuits and arbitration proceedings were filed in various courts against Cendant and other defendants.

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

On December 7, 1999, Cendant announced that it reached an agreement in principle to settle the principal securities class action pending against it in the United States District Court for the District of New Jersey. In a settlement agreement executed March 17, 2000, Cendant agreed to pay the class members approximately $2.85 billion in cash. On August 15, 2000, the District Court approved the settlement and the plan of allocation of the settlement proceeds and awarded fees and expenses to counsel for the Class. Certain parties who objected to the settlement, the plan of allocation or the award of attorneys' fees and expenses appealed the District Court's orders to the United States Court of Appeals for the Third Circuit. In August 2001, the Third Circuit affirmed the District Court's order approving the settlement and plan of allocation. On January 2, 2002, one party who had objected to the plan of allocation before the District Court and unsuccessfully appealed the District Court's approval of the plan of allocation filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the Third Circuit's decision affirming the approval of the plan of allocation. The Supreme Court denied the petition in an order dated March 18, 2002.

As of December 31, 2001, Cendant has made payments totaling $1.41 billion to a fund established for the benefit of the plaintiffs in this lawsuit. Cendant intends to continue making quarterly payments of $250 million to such fund. Cendant will be required to fund the remaining balance by mid-July 2002. Cendant anticipates funding such amount from a combination of available cash, operating cash flow and revolving credit facility borrowings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I (2) to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction I (2) to Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS AND THOSE RELATING TO OUR RESULTS OF OPERATIONS ARE PRESENTED BEFORE TAXES.

We are a provider of relocation, mortgage and fleet management services. Our Real Estate Services segment provides home buyers with mortgages and facilitates employee relocations and our Fleet Management Services segment provides fleet management and fuel card services to corporate clients and government agencies.

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are currently engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

On March 1, 2001, we acquired all of the outstanding shares of Avis Group Holdings, Inc., one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management services, for approximately $994 million, including $40 million of transaction costs and expenses and $17 million related to the conversion of Avis employee stock options into common stock options of Cendant Corporation, our parent company. The acquisition was primarily funded from cash on hand and borrowings from Cendant, which were substantially repaid during 2001. Simultaneous with the acquisition, we distributed the car rental operations of Avis to a Cendant subsidiary not within our ownership structure. Accordingly, we currently own and operate the former fleet management business of Avis ("Fleet"), which is comprised of PHH Vehicle Management Services, a leader in the fleet management services business, and Wright Express LLC, a leading proprietary fuel card service provider in the United States. The results of operations of Fleet have been included in our consolidated results of operations since the date of acquisition.

As a result of changes in business and consumer behavior following the September 11th terrorist attacks, we formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in our underlying businesses in response to anticipated levels of volume. Accordingly, we incurred restructuring charges of $28 million, of which $9 million were non-cash. These initiatives primarily affected our Real Estate Services segment. We anticipate that these initiatives will be completed by the end of fourth quarter 2002. The initiatives are anticipated to increase pre-tax income by approximately $25 million annually, commencing in first quarter 2002. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                                        2001                           BALANCE AT
                                                    RESTRUCTURING   CASH     OTHER    DECEMBER 31,
                                                       CHARGE     PAYMENTS REDUCTIONS     2001
                                                    ------------- -------- ---------- ------------
Personnel related                                    $       11   $      2  $     --   $        9
Asset impairments and contract terminations                   7         --         6            1
Facility related                                             10          1        --            9
                                                     ----------   --------  --------   ----------
Total                                                $       28   $      3  $      6   $       19
                                                     ==========   ========  ========   ==========

Personnel related costs primarily include severance resulting from the rightsizing of certain businesses and corporate functions. As of December 31, 2001, we formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups, and approximately 500 employees were terminated. We anticipate the majority of the personnel related costs will be paid during first quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of our operations. Cash payments made during 2001 were funded from operations and we anticipate funding remaining cash requirements from operations.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. While we believe the estimates and assumptions used were the most appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. Accordingly, we have reviewed the accounting policies of all our businesses to identify those policies where we are required to make particularly subjective and complex judgments.

Certain of our businesses operate in environments where we are paid a fee for a service performed, and therefore, the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. Following is a description of those accounting policies which we believe require subjective and complex judgments and could potentially affect reported results.

MORTGAGE SERVICING RIGHTS. A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The value of mortgage servicing rights is estimated based on expected future cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. We estimate future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. To the extent that fair value is less than carrying value, we would consider the portfolio to have been impaired and record a related charge. During 2001, we determined that impairment had occurred due to interest rate reductions, which results in a greater level of mortgage prepayments than expected. Accordingly, we recorded net aggregate write-downs of $144 million through a valuation allowance, of which $94 million was directly related to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks and $50 million was related to changes in estimates in the ordinary course of business. Further reductions in interest rates would have caused us to use different assumptions in the valuation of our mortgage servicing rights resulting in additional corresponding write-downs through the valuation allowance. We use derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates are reduced, we have historically experienced a greater level of refinancings, which partially mitigates the impact of the decline in the valuation of our mortgage servicing rights portfolio.

SECURITIZATIONS. We sell a significant portion of our residential mortgage loans and relocation receivables into securitization entities as part of our financing strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation receivables. The investors have no recourse to our other assets for failure of debtors to pay when due. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. We estimate fair value of retained interests based upon the present value of expected future cash flows. The value of the retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets. The effects of any adverse changes in the fair value of our retained interests are detailed in Note 16--Transfers and Servicing of Financial Assets to the Consolidated Financial Statements.

FINANCIAL INSTRUMENTS. We use derivative instruments as part of our overall strategy to manage and reduce the interest rate risk primarily related to our mortgage-related assets. Effective January 1, 2001, we account for our derivatives at fair value on the balance sheet in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The application of SFAS No. 133 is complex, as evidenced by amendments and significant interpretations to the original standard, which continue to evolve. Most of our derivatives and other financial instruments we use are not exchange traded. Values are determined by reference to dealer price indications, which involve significant judgments and estimates in the absence of quoted market prices. These estimates are based on valuation methodologies deemed appropriate in the circumstances, however, the use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. Use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

GOODWILL AND OTHER INTANGIBLE ASSETS. We have reviewed the carrying value of all our goodwill and other intangible assets in connection with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing such amounts to their fair values. We determined that the carrying amounts of all our goodwill and other intangible assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not impact earnings during 2002. We are required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would impact earnings.

RESULTS OF OPERATIONS--2001 VS. 2000

Our discussion of each of our segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before income taxes, non-vehicle depreciation and amortization and minority interest, and is adjusted to exclude certain items, which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

In connection with the acquisition of Fleet, we realigned the operations and management of certain of our businesses during 2001. Accordingly, our segment reporting structure now encompasses the following two reportable segments: Real Estate Services and Fleet Management. The periods presented herein have been reclassified to reflect this change in our segment reporting structure.

                                                      REVENUES                     ADJUSTED EBITDA
                                           ------------------------------   ------------------------------
                                             2001       2000     % CHANGE   2001(A)      2000     % CHANGE
                                           --------   --------   --------   --------   --------   --------
Real Estate Services(b)                     $1,225     $  869          41%   $  482     $  322          50%
Fleet Management(c)                          1,266         --           *        76         --           *
                                            ------     ------                ------     ------
Total Reportable Segments                    2,491        869                   558        322
Corporate and Other(d)                          87         29           *        87         30           *
                                            ------     ------                ------     ------
Total Company                               $2,578     $  898                $  645     $  352
                                            ======     ======                ======     ======

------------------------

*   Not meaningful.

(a) Excludes charges of $28 million primarily in connection with restructuring and other initiatives undertaken as a result of the September 11th terrorist attacks ($24 million and $4 million of charges were recorded within Real Estate Services and Fleet Management, respectively).

(b) Adjusted EBITDA for 2001 excludes a charge of $94 million related to the impairment of our mortgage servicing rights portfolio.

(c) Adjusted EBITDA for 2001 excludes charges of $4 million related to the acquisition and integration of the fleet businesses.

(d) Represents the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

REAL ESTATE SERVICES

Revenues and Adjusted EBITDA increased $356 million (41%) and $160 million (50%), respectively. The increase in operating results was primarily driven by substantial growth in mortgage loan production due to increased refinancing activity and purchase volume. Offsetting the revenue increases, operating and administrative expenses within this segment increased $195 million primarily to support the higher volume of mortgage originations and related servicing activities.

Collectively, mortgage loans sold increased $14.8 billion (70%) to $35.9 billion, generating incremental revenues of $367 million, a 117% increase. Closed mortgage loans increased $22.4 billion (101%) to $44.5 billion in 2001. Such growth consisted of a $17.6 billion increase (approximately ten-fold) in refinancings and a $4.8 billion increase (24%) in purchase mortgage closings. A significant portion of mortgage loans closed in any quarter will generate revenues in future periods as those loans closed are packaged and sold and revenue is recognized upon the sale of the loan, which is typically 45 to 60 days after closing. Beginning in January 2001, Merrill Lynch outsourced its mortgage origination and servicing operations to us, which accounted for 17% of our mortgage closings in 2001. Partially offsetting record production revenues was a $26 million (24%) decline in net loan servicing revenue. The average servicing portfolio grew $28 billion (45%) resulting from the high volume of mortgage loan originations and our outsourcing arrangement with Merrill Lynch; however, accelerated servicing amortization expenses during 2001, due primarily to refinancing activity, more than offset the increase in recurring servicing fees from the portfolio growth.

Service-based fees from relocation activities also contributed to the increase in revenues and Adjusted EBITDA principally due to a $14 million increase in referral fees resulting from increased volume, which included the execution of new service contracts. In addition, asset-based relocation revenues decreased by $3 million, which was comprised of a $10 million revenue decline due to lower corporate and government homesale closings, partially offset by a $7 million increase in net interest income from relocation operations due to reduced debt levels in 2001.

FLEET MANAGEMENT

The businesses comprising this segment were acquired in the acquisition of Fleet, which provides fully integrated fleet management services to corporate customers including vehicle leasing, advisory services, fuel and maintenance cards, other expense management programs and productivity enhancement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and securitized financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs.

FINANCIAL CONDITION

                                                               2001     2000    CHANGE
                                                             -------- -------- --------
Total assets exclusive of assets under management and
  mortgage programs                                           $2,048   $1,556   $  492
Assets under management and mortgage programs                  7,544    2,861    4,683
Total liabilities exclusive of liabilities under management
  and mortgage programs                                        1,021      351      670
Liabilities under management and mortgage programs             6,794    2,516    4,278
Stockholder's equity                                           1,777    1,550      227

Total assets exclusive of assets under management and mortgage programs increased primarily due to an increase in goodwill resulting from the acquisition of Fleet. Assets under management and mortgage programs increased primarily due to vehicles acquired in the acquisition of Fleet, as well as vehicles acquired during 2001 for use in our fleet management operations.

Total liabilities exclusive of liabilities under management and mortgage programs increased primarily due to the impact of the acquisition of Fleet. Liabilities under management and mortgage programs increased primarily due to approximately $3.0 billion of debt assumed in the acquisition of Fleet and $1.4 billion of debt issued during 2001, as well as $750 million of borrowings in 2001 under a revolving credit facility.

Stockholder's equity increased primarily due net income of $227 million generated during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations, as well as available credit and securitization facilities. At December 31, 2001, we had approximately $132 million of cash on hand, a decrease of $156 million from $288 million at December 31, 2000. The following table summarizes such decrease:

                                                               2001     2000    CHANGE
                                                             -------- -------- --------
Net cash provided by (used in):
  Operating activities                                       $ 1,469    $781   $   688
  Investing activities                                        (2,673)   (462)   (2,211)
  Financing activities                                         1,050    (110)    1,160
Effects of exchange rate changes on cash and cash
  equivalents                                                     (2)     (1)       (1)
                                                             -------    ----   -------
Net change in cash and cash equivalents                      $  (156)   $208   $  (364)
                                                             =======    ====   =======

Net cash provided by operating activities increased primarily due to cash generated by Fleet, as well as growth in our mortgage business. We used more cash in 2001 for investing activities primarily to fund the acquisition of Fleet. Additionally, we used $1.2 billion of cash during 2001 to acquire vehicles used in our fleet management program. We also generated cash from financing activities during 2001 as compared to using cash in financing activities during 2000 primarily due to proceeds received from debt issuances and borrowings under our revolving credit facilities. Capital expenditures during 2001 amounted to $62 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We do not anticipate significant increases in our capital expenditures during 2002.

At December 31, 2001, we had $1.1 billion of available credit facilities, which are comprised of two $750 million revolving credit facilities maturing in February 2004 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. Borrowings under these facilities currently bear interest at LIBOR plus a margin of approximately 62.5 basis points. In addition, we are currently required to pay a per annum facility fee of approximately 12.5 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded to a level below our ratings as of December 31, 2001, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 12.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 62.5 basis points. At December 31, 2001, we had outstanding borrowings of $750 million under our facility maturing in February 2005.

We also currently have $2.4 billion of availability for public debt issuances under shelf registration statements.

The following table summarizes the components of our debt related to management and mortgage programs:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
SECURED BORROWINGS:
Term notes                                                     $2,638     $   --
Short-term borrowings                                             532        292
Other                                                             295         --
UNSECURED BORROWINGS:
Medium-term notes                                                 679        117
Short-term borrowings                                             970         --
Commercial paper                                                  917      1,556
Other                                                              32         75
                                                               ------     ------
                                                               $6,063     $2,040
                                                               ======     ======

Debt related to our management and mortgage programs increased $4.0 billion during 2001 primarily resulting from the assumption of Fleet debt aggregating $1.5 billion (principally comprising $1.2 billion of secured term notes and $295 million of other borrowings), debt issuances during 2001 aggregating
$1.4 billion and unsecured borrowings under our revolving credit facility during 2001 aggregating $750 million. The proceeds from these issuances were used to fund the purchase of assets under management and mortgage programs and retire maturing debt under management and mortgage programs.

Secured borrowings primarily represent asset-backed funding arrangements whereby we or our wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under our Greyhound Funding program, which is a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support our fleet leasing operations. The debt issued under this program is collateralized by vehicles owned by our fleet leasing subsidiary. The titles to all the vehicles supporting this facility are held in a bankruptcy remote trust, which also acts as lessor under both operating and financing lease arrangements, and we act as a servicer of all the vehicles. At December 31, 2001, we had $2.2 billion of outstanding debt under the Greyhound Funding program, of which $1.9 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on our Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable-rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collateralized by vehicles owned by our fleet leasing subsidiary.

Secured short-term borrowings primarily consist of financing arrangements to sell mortgage loans under a repurchase agreement, which is renewable on an annual basis at the discretion of the lender. Such loans are collateralized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million.

Unsecured medium-term notes primarily bear interest at a rate of 8 1/8% per annum. Such interest rate is generally subject to incremental upward adjustments of 50 basis points in the event that the credit ratings assigned to us by nationally recognized credit rating agencies are downgraded to a level below our ratings as of December 31, 2001. In the event that the credit ratings are downgraded below investment grade, the interest rate is subject to an upward adjustment not to exceed 300 basis points. Unsecured short-term borrowings primarily represent borrowings under revolving credit facilities. Unsecured commercial paper matures within 270 days and is fully supported by the committed revolving credit agreements described above.

In addition to our on-balance sheet borrowings and available credit facilities, we enter into transactions where special purpose entities are used as a means of securitizing financial assets generated or acquired in the normal course of business under our management and mortgage programs. We utilize these special purpose entities because they are highly efficient for the sale of financial assets and represent conventional practice in the securitization industry. In accordance with generally accepted accounting principles, the assets sold to the special purpose entities and the related liabilities are not reflected on our balance sheet as such assets are legally isolated from creditor claims and removed from our effective control.

We customarily sell all mortgage loans we originate into the secondary market, primarily to government-sponsored entities, in exchange for cash. These mortgage loans are placed into the secondary market either by us or through an unaffiliated bankruptcy remote special purpose entity. Our maximum funding capacity through the special purpose entity is $3.2 billion. The loans sold to the secondary market are generally non-recourse to us. However, we generally retain the servicing rights on the mortgage loans sold and receive an annual servicing fee of approximately 47 basis points on such loans. At December 31, 2001, we were servicing $96.3 billion of mortgage loans sold to the secondary market and $2.5 billion sold to the special purpose entity.

We also sell relocation receivables in securitizations to a bankruptcy remote qualifying special purpose entity in exchange for cash. Our maximum funding capacity under this securitization facility is $650 million. This facility is non-recourse to us. However, we retain a subordinated residual interest and the related servicing rights and obligations in the relocation receivables and receive an annual servicing fee of approximately 75 basis points on the outstanding balance of relocation receivables transferred. At December 31, 2001, we were servicing $620 million of relocation receivables transferred under this agreement.

None of our officers, directors or employees hold any equity interest in any of the above special purpose entities, nor do we provide any other financial support or financial guarantee arrangements to the above special purpose entities.

We also sell certain interests in operating leases and the underlying vehicles to two independent Canadian third parties. We repurchase the leased vehicles and lease such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent our only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and our subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. We recognized $108 million of revenues related to these leases during 2001.

Additionally, we lease certain office buildings on an annual basis from an unaffiliated finance company, which holds the title to the property. We have the option to renew this lease each year through 2004. At December 31, 2004, or prior to such date should we elect not to renew the lease, we will be required to purchase the property at an amount to be determined, which approximated
$80 million as of December 31, 2001. We also have the option to purchase the property at any time during the lease term. We bear all the residual risk resulting from this lease.

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity could be adversely affected by a deterioration in the performance of the underlying assets of management and mortgage programs. Our liquidity is also highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as a servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of December 31, 2001, we were in compliance with all covenants under these facilities. Currently our credit ratings are as follows:

                                                               MOODY'S
                                                              INVESTORS   STANDARD &
                                                               SERVICE      POOR'S      FITCH
                                                              ---------   ----------   --------
Senior debt                                                     Baa1         A-          BBB+
Short-term debt                                                 P-2          A-2         F-2

In February 2002, the credit ratings assigned to us by Moody's Investors Service and Standard & Poor's were affirmed. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time.

AFFILIATED ENTITIES

NRT Incorporated is a joint venture between Cendant and Apollo Management, L.P. that acquires independent real estate brokerages, converts them to one of Cendant's real estate brands and operates the brand under a 50-year franchise agreement with Cendant. Cendant owns preferred stock in NRT. We participate in acquisitions made by NRT by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. Other intangible assets resulting from the acquisition of mortgage operations through NRT approximated $29 million and $25 million as of December 31, 2001 and 2000, respectively. Such mortgage operations were immediately integrated into our existing mortgage operations. We also receive real estate referral fees from NRT in connection with clients referred to NRT by our relocation business. During 2001, 2000 and 1999, such fees were approximately $37 million, $25 million and $15 million, respectively. These fees are also paid to us by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from our relocation business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS.  On January 1, 2002, we adopted SFAS
No. 142, "Goodwill and Other Intangible Assets" in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will be required to assess goodwill and indefinite lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We have reassessed the useful lives assigned to our intangible assets acquired in transactions consummated prior to July 1, 2001 and the related amortization methodology. Accordingly, we identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed our amortization methodology where appropriate.

In accordance with SFAS No. 142, we did not amortize goodwill and indefinite lived intangible assets acquired after June 30, 2001. As of January 1, 2002, we discontinued the amortization of all goodwill and indefinite lived intangible assets. Based upon a preliminary assessment, we expect that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $15 million, $2 million and $1 million for 2001, 2000 and 1999, respectively.

As previously described, the initial implementation of this standard will not impact our results of operations during 2002.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002.

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

    - our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

    - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

    - failure to reduce quickly our substantial technology costs in response to a reduction in revenue;

    - our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

    - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

    - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

    - and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, forward delivery commitments and futures and options contracts to manage and reduce the interest rate risk related specifically to our committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities and debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted earnings of foreign subsidiaries.

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

    - Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market exposure for the foreseeable future.

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

We use a discounted cash flow model in determining the fair values of relocation receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights, mortgage-backed securities and our retained interests in securitized assets. The primary assumptions used in these models are prepayment speeds, estimated loss rates, and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on prices sourced from Bloomberg in determining the impact of interest rate shifts. We also utilize an option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2001, 2000 and 1999.

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

We used December 31, 2001, 2000 and 1999 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures--interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 14(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 14(B) REPORTS ON FORM 8-K

On February 8, 2001, we filed a current report on Form 8-K to report under Item 5 that we entered into a Supplemental Indenture on January 30, 2001.

On March 1, 2001, we filed a current report on Form 8-K to report under Item 5 the acquisition of Avis Group Holdings by Cendant.

On May 29, 2001, we filed a current report on Form 8-K to report under Item 5 pro forma financial data giving effect to the acquisition of Avis Group Holdings by Cendant.

On June 4, 2001, we filed a current report on Form 8-K to report under Item 5 consolidated free cash flows for the years ended December 31, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHH CORPORATION

                                                       By:             /s/ RICHARD A. SMITH
                                                            -----------------------------------------
                                                                         Richard A. Smith
                                                                            PRESIDENT
                                                                       Date: March 29, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                 TITLE                        DATE
                 ---------                                 -----                        ----

           /s/ RICHARD A. SMITH                          President               March 29, 2002
  ---------------------------------------
            (Richard A. Smith)

           /s/ DUNCAN H. COCROFT                 Executive Vice President,       March 29, 2002
  ---------------------------------------         Chief Financial Officer
            (Duncan H. Cocroft)

            /s/ JOHN T. MCCLAIN                    Senior Vice President         March 29, 2002
  ---------------------------------------         and Corporate Controller
             (John T. McClain)

           /s/ JAMES E. BUCKMAN                           Director               March 29, 2002
  ---------------------------------------
            (James E. Buckman)

           /s/ STEPHEN P. HOLMES                          Director               March 29, 2002
  ---------------------------------------
            (Stephen P. Holmes)

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report                                  F-2

Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999                            F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                            F-5

Consolidated Statements of Stockholder's Equity for the
  years ended December 31, 2001, 2000 and 1999                F-7

Notes to Consolidated Financial Statements                    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of PHH Corporation

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholder's equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company modified the accounting for interest income and impairment of beneficial interests in securitization transactions and the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 7, 2002
(February 21, 2002 as to Note 19)

                        PHH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES
  Service fees, net                                            $1,401      $869      $  812
  Fleet leasing                                                 1,090        --          --
  Other                                                            87        29          18
                                                               ------      ----      ------
Net revenues                                                    2,578       898         830
                                                               ------      ----      ------
EXPENSES
  Operating                                                       625       377         343
  Vehicle depreciation, lease charges and interest, net         1,024        --          --
  General and administrative                                      284       169         157
  Non-vehicle depreciation and amortization                        76        43          36
  Other charges:
    Restructuring and other unusual charges                        28         1          --
    Acquisition and integration related costs                       4        --          --
    Mortgage servicing rights impairment                           94        --          --
                                                               ------      ----      ------
Total expenses                                                  2,135       590         536
                                                               ------      ----      ------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                  443       308         294

Provision for income taxes                                        180       116         112
Minority interest, net of tax                                       1        --          --
                                                               ------      ----      ------
INCOME FROM CONTINUING OPERATIONS                                 262       192         182
Discontinued operations:
  Income from discontinued operations, net of tax                  --        --          34
  Gain (loss) on sale of discontinued operations, net of tax       --        (9)        871
                                                               ------      ----      ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES             262       183       1,087
Cumulative effect of accounting changes, net of tax               (35)       --          --
                                                               ------      ----      ------
NET INCOME                                                     $  227      $183      $1,087
                                                               ======      ====      ======

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
ASSETS
  Cash and cash equivalents                                         $  132         $  288
  Receivables (net of allowance for doubtful accounts of $29
    and $15)                                                           477            244
  Property and equipment, net                                          191            159
  Available-for-sale debt securities                                   131            526
  Goodwill (net of accumulated amortization of $21 and $6)             627             30
  Other assets                                                         490            309
                                                                    ------         ------
Total assets exclusive of assets under programs                      2,048          1,556
                                                                    ------         ------
Assets under management and mortgage programs:
  Mortgage loans held for sale                                       1,244            879
  Relocation receivables                                               292            329
  Vehicle-related, net                                               3,971             --
  Mortgage servicing rights, net                                     2,037          1,653
                                                                    ------         ------
                                                                     7,544          2,861
                                                                    ------         ------
TOTAL ASSETS                                                        $9,592         $4,417
                                                                    ======         ======
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable and other liabilities                            $  940         $  320
  Deferred income                                                       51             31
  Deferred income taxes                                                 30             --
                                                                    ------         ------
Total liabilities exclusive of liabilities under programs            1,021            351
                                                                    ------         ------
Liabilities under management and mortgage programs:
  Debt                                                               6,063          2,040
  Deferred income taxes                                                731            476
                                                                    ------         ------
                                                                     6,794          2,516
                                                                    ------         ------
Commitments and contingencies (Note 11)

Stockholder's equity:
  Preferred stock--authorized 3 million shares; none issued
    and outstanding                                                     --             --
  Common stock, no par value--authorized 75 million shares;
    issued and outstanding 1,000 shares                                800            762
  Retained earnings                                                    983            792
  Accumulated other comprehensive loss                                  (6)            (4)
                                                                    ------         ------
Total stockholder's equity                                           1,777          1,550
                                                                    ------         ------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $9,592         $4,417
                                                                    ======         ======

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income                                                    $    227   $    183   $  1,087
Adjustments to arrive at income from continuing operations          35          9       (905)
                                                              --------   --------   --------
Income from continuing operations                                  262        192        182

Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Non-vehicle depreciation and amortization                         76         43         36
  Non-cash portion of other charges                                116         (1)        (2)
  Deferred income taxes                                             54        177        121
  Gain on sales of mortgage servicing rights                        --         --        (13)
  Net change in operating assets and liabilities, excluding
    the impact of acquisitions and dispositions:
    Receivables                                                    (50)       231        (53)
    Income taxes                                                   111        (61)       (47)
    Accounts payable and other liabilities                         142       (127)       (78)
    Other, net                                                     (52)       (58)       (14)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE OF
  MANAGEMENT AND MORTGAGE PROGRAMS                                 659        396        132
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Depreciation and amortization                                  1,130        153        118
  Origination of mortgage loans                                (40,963)   (24,196)   (25,025)
  Proceeds on sale of and payments from mortgage loans held
    for sale                                                    40,643     24,428     26,328
                                                              --------   --------   --------
                                                                   810        385      1,421
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,469        781      1,553
                                                              --------   --------   --------

INVESTING ACTIVITIES
Property and equipment additions                                   (62)       (34)       (69)
Proceeds from sales of marketable securities                        34         21         14
Purchases of marketable securities                                 (36)       (98)       (50)
Net assets acquired (net of cash acquired of $134 in 2001)
  and acquisition-related payments                                (826)       (19)        --
Net proceeds from sale of subsidiaries                             109         --      1,803
Other, net                                                         (69)       (10)       (34)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                   (850)      (140)     1,664
                                                              --------   --------   --------

                        PHH CORPORATION AND SUBSIDIARIES

                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Investment in leases and leased vehicles                      (7,106)        --         --
  Payments received on investment in leases and leased
    vehicles                                                     5,943         --         --
  Equity advances on homes under management                     (6,306)    (7,637)    (7,608)
  Repayment on advances on homes under management                6,340      8,009      7,688
  Additions to originated mortgage servicing rights               (752)      (778)      (727)
  Proceeds from sales of mortgage servicing rights                  58         84        156
                                                              --------   --------   --------
                                                                (1,823)      (322)      (491)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (2,673)      (462)     1,173
                                                              --------   --------   --------

FINANCING ACTIVITIES
Capital contribution from Parent                                    --        250         20
Payment of dividends                                               (36)       (65)    (1,158)
Net intercompany funding from (to) Parent                          175        (20)      (216)
Other, net                                                         (13)        (1)        --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                    126        164     (1,354)
                                                              --------   --------   --------
MANAGEMENT AND MORTGAGE PROGRAMS:
  Proceeds from borrowings                                       8,474      4,208      8,081
  Principal payments on borrowings                              (7,666)    (5,420)    (7,728)
  Net change in short-term borrowings                              116        938     (1,803)
  Net change in funding of discontinued operations                  --         --       (101)
                                                              --------   --------   --------
                                                                   924       (274)    (1,551)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,050       (110)    (2,905)
                                                              --------   --------   --------
Effect of changes in exchange rates on cash and cash
  equivalents                                                       (2)        (1)       (22)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents              (156)       208       (201)
Cash and cash equivalents, beginning of period                     288         80        281
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    132   $    288   $     80
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax payments (refunds), net                            $      4   $     (1)  $      5

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         ACCUMULATED
                                                          COMMON STOCK                      OTHER            TOTAL
                                                       -------------------   RETAINED   COMPREHENSIVE    STOCKHOLDER'S
                                                        SHARES     AMOUNT    EARNINGS        LOSS           EQUITY
                                                       --------   --------   --------   --------------   -------------
BALANCE AT JANUARY 1, 1999                                1,000   $    480   $    745   $          (27)  $       1,198
COMPREHENSIVE INCOME
Net income                                                   --         --      1,087               --
Currency translation adjustment                              --         --         --              (22)
Unrealized gain on available-for-sale securities, net
  of tax of $1                                               --         --         --               (1)
Reclassification adjustments, net of tax of $0               --         --         --               48
TOTAL COMPREHENSIVE INCOME                                                                                       1,112
Cash dividend                                                --         --     (1,158)              --          (1,158)
Capital contribution                                         --         32         --               --              32
                                                       --------   --------   --------   --------------   -------------
BALANCE AT DECEMBER 31, 1999                              1,000        512        674               (2)          1,184
COMPREHENSIVE INCOME
Net income                                                   --         --        183               --
Unrealized gain on available-for-sale securities, net
  of tax of $1                                               --         --         --               (2)
TOTAL COMPREHENSIVE INCOME                                                                                         181
Cash dividend                                                --         --        (65)              --             (65)
Capital contribution                                         --        250         --               --             250
                                                       --------   --------   --------   --------------   -------------
BALANCE AT DECEMBER 31, 2000                              1,000        762        792               (4)          1,550
COMPREHENSIVE INCOME
Net income                                                   --         --        227               --
Currency translation adjustment                              --         --         --               (4)
Minimum pension liability adjustment                         --         --         --              (17)
Unrealized gain on available-for-sale securities, net
  of tax of $12                                              --         --         --               19
TOTAL COMPREHENSIVE INCOME                                                                                         225
Cash dividend                                                --         --        (36)              --             (36)
Capital contribution                                         --         38         --               --              38
                                                       --------   --------   --------   --------------   -------------
BALANCE AT DECEMBER 31, 2001                              1,000   $    800   $    983   $           (6)  $       1,777
                                                       ========   ========   ========   ==============   =============

                See Notes to Consolidated Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNLESS OTHERWISE NOTED, ALL AMOUNTS ARE IN MILLIONS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    PHH Corporation is a provider of relocation, mortgage and fleet management services. The Consolidated Financial Statements include the accounts of PHH Corporation and its subsidiaries (collectively, "the Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

    In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    Assets classified under management and mortgage programs are assets generated in the Company's core business operations. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and secured financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVESTMENTS

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholder's equity. All preferred dividend income is recorded within other revenues in the Consolidated Statements of Operations. Gains and losses on securities sold are based on the specific identification method.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation, recorded as a component of non-vehicle depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives range from 15 to 40 years for buildings and improvements and 2 to 8 years for furniture, fixtures and equipment. Amortization of leasehold improvements, also recorded as a component of non-vehicle depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, generally ranging from 5 to 15 years.

    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

    All intangible assets acquired prior to July 1, 2001 and intangible assets with finite lives acquired after June 30, 2001 were amortized on a straight-line basis over their estimated periods to be benefited. Goodwill was amortized on a straight-line basis over the estimated periods to be benefited, substantially ranging from 25 to 40 years. Other intangible assets with finite lives are generally amortized over a period ranging from 5 to 40 years. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, the Company will not amortize any goodwill or indefinite-lived intangible assets. The recoverability of goodwill and intangible assets was evaluated on a separate basis for each acquisition by comparing the respective carrying value to the current and expected future cash flows, on an undiscounted cash basis. Pursuant to SFAS No. 142, as of January 1, 2002, the Company will be required to assess such assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

    ASSET IMPAIRMENTS

    The Company periodically evaluates the recoverability of its long-lived assets, with the exception of goodwill and identifiable intangible assets, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

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

       - All derivatives are recorded at fair value either as assets or liabilities.

       - Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included as a component of net revenues in the Consolidated Statement of Income.

       - Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues in the Consolidated Statement of Income.

       - The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues.

       - Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

    The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheet. The total fair value of the Company's embedded derivatives and changes in fair value during 2001 were not material to the Company's financial position or results of operations.

    SECURITIZATIONS

    The Company sells a significant portion of its residential mortgage loans and relocation receivables into securitization entities as part of its financing strategy. The Company retains the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation receivables. The investors have no recourse to the Company's other assets for failure of debtors to pay when due. The retained interests are classified as available-for-sale debt securities. Gains or losses relating to the assets sold are allocated between such assets and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair value of retained interests based upon the present value of expected future cash flows. The value of these retained interests is subject to the prepayment risks, expected credit losses and interest rate risks of the transferred financial assets.

    The Company applies generally accepted accounting principles and interpretations when evaluating whether it should consolidate the securitization entities. Typically, if the Company does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, the Company will not consolidate such entities. In determining whether the securitization entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity, as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125."

    REVENUE RECOGNITION

    MORTGAGE. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Fees received for servicing loans are recognized for servicing mortgage loans owned by investors upon receipt and are recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred.

    A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are initially recorded at relative fair value and subsequently amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization, which is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income, was $237 million, $153 million and $118 million during 2001, 2000 and 1999, respectively. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Temporary impairment is recorded through a valuation allowance in the period of occurrence. During 2001, the Company recorded net aggregate write-downs of $144 million through a valuation allowance, of which $94 million was directly related to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks and $50 million was related to changes in estimates in the ordinary course of business.

    RELOCATION. Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Such interest expense totaled $1 million, $2 million and $40 million during 2001, 2000 and 1999, respectively. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, are recognized over the periods in which the services are provided and the related expenses are incurred.

    FLEET LEASING. The Company leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease is either classified as an operating lease or a direct financing lease, as appropriate. Lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which generally ranges from 48 to 72 months. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees and other fleet management services revenues are recognized over the period in which services are provided and the related expenses are incurred.

    VEHICLE DEPRECIATION, LEASE CHARGES AND INTEREST, NET

    Vehicles owned by the Company are stated at cost, net of accumulated depreciation. Vehicles are depreciated on a straight-line basis over their estimated useful lives, ranging from 3 to 6 years. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation. Interest expense directly associated with the funding of vehicles was $145 million during 2001 and recorded as a component of vehicle depreciation, lease charges and interest, net on the Consolidated Statements of Income.

    STOCK-BASED COMPENSATION

    The Company utilizes the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for Cendant's stock option plans to the Company's employees.

    CHANGES IN ACCOUNTING POLICIES

    BUSINESS COMBINATIONS. On July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which prohibits the use of the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and requires additional disclosures for material business combinations completed after such date. Upon adoption of SFAS No. 142 on January 1, 2002, intangible assets required to be reclassified to goodwill were not material.

    RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED INTERESTS IN SECURITIZED FINANCIAL ASSETS. On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue
    No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) during first quarter 2001 to account for the cumulative effect of the accounting change.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  On
    January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
    No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheet. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $13 million ($8 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $82 million recorded in other revenues within the Consolidated Statement of Income.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. On December 31, 2000, the Company adopted the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." On April 1, 2001, the Company adopted the remaining provisions of this standard, as required. SFAS
    No. 140 revised the criteria for accounting for securitizations, other financial-asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

    The impact of adopting these standards was not material to the Company's results of operations or financial position.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    GOODWILL AND OTHER INTANGIBLE ASSETS. On January 1, 2002, the Company adopted SFAS No. 142 in its entirety. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This standard eliminates the amortization of goodwill and indefinite-lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will be required to assess goodwill and indefinite lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company has reassessed the useful lives assigned to its intangible assets acquired in transactions consummated prior to July 1, 2001 and the related amortization methodology. Accordingly, the Company identified those intangible assets that have indefinite lives, adjusted the future amortization periods of certain intangible assets appropriately and changed amortization methodologies where appropriate.

    Based upon a preliminary assessment, the Company expects that the increase in pre-tax net income from the application of the non-amortization provisions of SFAS No. 142 would have approximated $15 million, $2 million and $1 million for 2001, 2000 and 1999, respectively.

    The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair values and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard will not result in a charge and, as such, will not impact the Company's results of operations during 2002.

    IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion
    No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002.

2.  ACQUISITIONS

    AVIS GROUP HOLDINGS, INC. On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately
    $994 million. In connection with the acquisition, the Company's investment in the convertible preferred stock of an Avis subsidiary was accounted for as a component of Cendant's basis in Avis. The acquisition was funded from cash on hand of approximately $200 million and borrowings from Cendant of approximately $737 million, of which $600 million was repaid during 2001. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis ("ARAC") to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the former fleet management business of Avis ("Fleet").

    The allocation of the purchase price is summarized as follows:

                                                                   AMOUNT
                                                                  --------
    Cash consideration                                             $  937
    Fair value of converted options                                    17
    Transaction costs and expenses                                     40
                                                                   ------
    Total purchase price                                              994
    Book value of Cendant's existing net investment in Avis           409
                                                                   ------
    Cendant's basis in Avis                                         1,403
    Portion of Cendant's basis attributable to ARAC                  (415)
                                                                   ------
    PHH's basis in Fleet                                              988
    Historical value of net assets acquired of Fleet                 (451)
    Fair value adjustments                                             57
                                                                   ------
    Excess purchase price over assets acquired and liabilities
      assumed                                                      $  594
                                                                   ======

    OTHER. The Company also completed the acquisitions of certain other businesses during 2001 and 2000 for approximately $22 million and $19 million primarily in cash, respectively. These acquisitions were not significant on a pro forma basis.

    The acquisitions were accounted for using the purchase method of accounting; accordingly, assets acquired and liabilities assumed were recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such date. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill and was being amortized over 40 years on a straight-line basis until the adoption of SFAS No. 142 on January 1, 2002. The results of operations of these businesses have been included in the Company's Consolidated Statements of Income since their respective dates of acquisition.

    Pro forma net revenues, income from continuing operations and net income would have been as follows had the acquisition of Fleet occurred on January 1st of each period presented:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Net revenues                                                   $2,830     $2,354
    Income from continuing operations                                 261        173
    Net income                                                        226        164

    These pro forma results do not give effect to any synergies expected to result from the acquisition of Fleet and are not necessarily indicative of what actually would have occurred if the acquisitions had been consummated on January 1st of each period, nor are they necessarily indicative of future consolidated results.

3.  DISCONTINUED OPERATIONS

    During 1999, the Company sold its former Fleet segment, which included PHH Vehicle Management Services Corporation, Cendant Business Answers (Europe) PLC, The Harpur Group Ltd. and Wright Express Corporation, to Avis. Avis acquired the net assets of these businesses through the assumption and subsequent repayment of $1.44 billion of intercompany debt and the issuance to the Company of $360 million of non-voting convertible preferred stock of Avis Fleet Leasing and Management Corporation, a wholly-owned subsidiary of Avis. Coincident with the closing of the transaction, Avis refinanced the assumed debt which was payable to the Company. Accordingly, the Company received additional consideration of $3.0 billion of cash and a $30 million receivable from Avis. The Company realized a net gain on the disposal of these businesses of $887 million ($871 million, after tax). The realized gain was net of approximately $90 million of transaction costs. During 2000, the Company recognized a loss of $9 million for additional costs in connection with the disposition of these businesses. Subsequently, during 2001, in connection with the Company's acquisition of Avis, the Company acquired certain businesses which comprised a portion of its former Fleet segment (see Note 2--Acquisitions).

    Summarized financial data of discontinued operations for the year ended December 31, 1999 consisted of net revenues of $166 million, income before income taxes of $52 million, provision for income taxes of $18 million and net income of $34 million.

4.  OTHER CHARGES

    RESTRUCTURING AND OTHER UNUSUAL CHARGES

    As a result of changes in business and consumer behavior following the September 11th terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. Accordingly, the Company incurred restructuring charges of $28 million, of which $9 million were non-cash. These initiatives primarily affected the Company's Real Estate Services segment. The Company anticipates that these initiatives will be completed by the end of fourth quarter 2002. Liabilities associated with these initiatives are classified as a component of accounts payable and accrued liabilities. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                                       2001                                 BALANCE AT
                                                   RESTRUCTURING     CASH       OTHER      DECEMBER 31,
                                                      CHARGE       PAYMENTS   REDUCTIONS       2001
                                                   -------------   --------   ----------   ------------
    Personnel related                               $       11     $      2    $     --     $        9
    Asset impairments and contract terminations              7           --           6              1
    Facility related                                        10            1          --              9
                                                    ----------     --------    --------     ----------
    Total                                           $       28     $      3    $      6     $       19
                                                    ==========     ========    ========     ==========

    Personnel related costs primarily include severance resulting from the rightsizing of certain businesses and corporate functions. As of December 31, 2001, the Company formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups, and approximately 500 employees were terminated. The Company anticipates the majority of the personnel related costs will be paid during first quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations.

    ACQUISITION AND INTEGRATION RELATED COSTS

    During 2001, the Company incurred charges of $4 million primarily in connection with modifications to stock option contracts, which did not meet the accounting criteria for capitalization.

    MORTGAGE SERVICING RIGHTS IMPAIRMENT

    As previously discussed, during fourth quarter 2001, the Company determined that an impairment of its mortgage servicing rights portfolio had occurred due to unprecedented interest rate reductions subsequent to the September 11th terrorist attacks that the Company deemed not to be in the ordinary course of business. Accordingly, the Company recorded an impairment charge of $94 million.

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

    The income tax provision consists of:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        2001          2000          1999
                                                                      --------      --------      --------
    CURRENT
      Federal                                                           $ 95          $(55)         $(11)
      State                                                               12            (7)           --
      Foreign                                                              5             1             2
                                                                        ----          ----          ----
                                                                         112           (61)           (9)
                                                                        ----          ----          ----
    DEFERRED
      Federal                                                             57           149           102
      State                                                               11            28            19
      Foreign                                                             --            --            --
                                                                        ----          ----          ----
                                                                          68           177           121
                                                                        ----          ----          ----
    PROVISION FOR INCOME TAXES                                          $180          $116          $112
                                                                        ====          ====          ====

    Deferred income tax assets and liabilities are comprised of:

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
    DEFERRED INCOME TAX ASSETS
      Accrued liabilities and deferred income                            $ 27           $12
      Provision for doubtful accounts                                      10             2
      Acquisition and integration related liabilities                       4             8
      State net operating loss carryforward                                 4            --
      Other                                                                 6             8
      Valuation allowance(a)                                               (4)           --
                                                                         ----           ---
    Deferred income tax assets                                             47            30
                                                                         ----           ---
    DEFERRED INCOME TAX LIABILITY
      Depreciation and amortization                                        77             6
                                                                         ----           ---
    Deferred income tax liability                                          77             6
                                                                         ----           ---
    NET DEFERRED INCOME TAX ASSET (LIABILITY)                            $(30)          $24
                                                                         ====           ===

------------------------------

(a) The valuation allowance of $4 million at December 31, 2001 relates to deferred tax assets for state net operating loss carryforwards of $4 million. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are likely to be realized.

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX ASSETS
      Depreciation                                                       $ --           $ 13
      Other                                                                 6              4
                                                                         ----           ----
    Management and mortgage program deferred income tax assets              6             17
                                                                         ----           ----
    MANAGEMENT AND MORTGAGE PROGRAM DEFERRED INCOME TAX
      LIABILITIES
      Unamortized mortgage servicing rights                               472            473
      Depreciation and amortization                                       213             --
      Accrued liabilities and deferred income                              52             20
                                                                         ----           ----
    Management and mortgage program deferred income tax
      liabilities                                                         737            493
                                                                         ----           ----
    NET DEFERRED INCOME TAX LIABILITY UNDER MANAGEMENT AND
      MORTGAGE PROGRAMS                                                  $731           $476
                                                                         ====           ====

    No provision has been made for U.S. federal deferred income taxes on approximately $6 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2001 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

    The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         2001           2000           1999
                                                                       --------       --------       --------
    Federal statutory rate                                               35.0%          35.0%          35.0%
    State and local income taxes, net of federal tax benefits             3.3            4.6            4.2
    Taxes on foreign operations at rates different than U.S.
      federal statutory rates                                             1.0            0.2           (1.4)
    Other                                                                 1.3           (2.1)           0.3
                                                                         ----           ----           ----
                                                                         40.6%          37.7%          38.1%
                                                                         ====           ====           ====

6.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consisted of:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
    Land                                                            $  3       $  3
    Building and leasehold improvements                               12         12
    Furniture, fixtures and equipment                                335        267
                                                                    ----       ----
                                                                     350        282
    Less: accumulated depreciation and amortization                  159        123
                                                                    ----       ----
                                                                    $191       $159
                                                                    ====       ====

7.  MORTGAGE LOANS HELD FOR SALE AND MORTGAGE SERVICING RIGHTS

    Upon the closing of a residential mortgage loan or shortly thereafter, the Company will securitize the majority of its mortgage loan originations. Mortgage loans held for sale represent mortgage loans originated by the Company and held pending sale to permanent investors. The Company sells mortgage loans insured or guaranteed by various government sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a non-recourse basis to the Company, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2001 and 2000, the Company serviced approximately $99 billion and $82 billion, respectively, of mortgage loans sold to the secondary market, of which $154 million and $138 million, respectively, were sold with recourse. The Company believes adequate allowances are maintained to cover any potential losses on such loans sold with recourse.

    Capitalized MSRs consisted of:

                                                                    2001       2000       1999
                                                                  --------   --------   --------
    Balance, January 1                                             $1,653     $1,084     $  636
    Additions to MSRs, net                                            860        767        698
    Amortization                                                     (237)      (153)      (118)
    Net hedge activity                                                (57)        12         29
    Sales                                                             (38)       (57)      (161)
                                                                   ------     ------     ------
    Balance, December 31                                            2,181      1,653      1,084

    VALUATION ALLOWANCE
    Balance, January 1                                                 --         --         --
    Additions                                                        (144)        (2)        (5)
    Reductions                                                         --          2          5
                                                                   ------     ------     ------
    Balance, December 31                                             (144)        --         --
                                                                   ------     ------     ------
    Mortgage Servicing Rights, net                                 $2,037     $1,653     $1,084
                                                                   ======     ======     ======

8.  VEHICLE-RELATED

    At December 31, 2001, the Company's investment in vehicles comprised the following:

                                                                   AMOUNT
                                                                  --------
    Vehicles under open-end operating leases                       $4,121
    Vehicles under closed-end operating leases                        106
                                                                   ------
    VEHICLES HELD FOR LEASING                                       4,227
    Other                                                              43
                                                                   ------
                                                                    4,270
    Less: accumulated depreciation                                   (879)
                                                                   ------
                                                                   $3,391
                                                                   ======

    During 2001, depreciation expense for vehicles was $879 million.

    At December 31, 2001, future minimum lease payments to be received on the Company's open-end and closed-end operating leases are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                           $1,132
    2003                                                              950
    2004                                                              672
    2005                                                              352
    2006                                                              133
    Thereafter                                                        152
                                                                   ------
                                                                   $3,391
                                                                   ======

    The Company sells certain interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon residual amount, which is typically 0% to 8% of the total lease payments. The residual amounts represent the Company's only exposure in connection with these transactions. At December 31, 2001, the balance of outstanding lease receivables which were sold to the Canadian third parties was $341 million. The total outstanding prepaid rent and the Company's subordinated residual interest under these leasing arrangements were $320 million and $21 million, respectively, as of December 31, 2001. The Company recognized $108 million of revenues related to these leases during 2001.

9.  ACCOUNTS PAYABLE AND OTHER LIABILITIES

    Accounts payable and other liabilities consisted of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accounts payable                                                $428       $ 62
Income taxes payable                                             113          6
Due to Cendant                                                    99         37
Accrued payroll and related                                       86         59
Accrued interest                                                  31          2
Restructuring and other unusual                                   28         10
Other                                                            155        144
                                                                ----       ----
                                                                $940       $320
                                                                ====       ====

10. LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS AND BORROWING
    ARRANGEMENTS

    Borrowings to fund assets under management and mortgage programs consisted of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
SECURED BORROWINGS:
Term notes                                                     $2,638     $   --
Short-term borrowings                                             532        292
Other                                                             295         --
UNSECURED BORROWINGS:
Medium-term notes                                                 679        117
Short-term borrowings                                             970         --
Commercial paper                                                  917      1,556
Other                                                              32         75
                                                               ------     ------
                                                               $6,063     $2,040
                                                               ======     ======

    SECURED BORROWINGS

    Secured borrowings primarily represent asset-backed funding arrangements whereby the Company or its wholly-owned and consolidated special purpose entities issue debt or enter into loans supported by the cash flows derived from specific pools of assets classified as assets under management and mortgage programs. These borrowings are primarily issued under the Company's Greyhound Funding program, which is a domestic financing program that provides for the issuance of up to $3.19 billion of variable rate notes, preferred membership interests and term notes to support the Company's fleet leasing operations. The debt issued under this program is collateralized by vehicles owned by the Company's fleet leasing subsidiary. The titles to all the vehicles supporting this facility are held in a bankruptcy remote trust, which also acts as lessor under both operating and financing lease agreements, and the Company acts as a servicer of all the vehicles. At December 31, 2001, the Company had $2.2 billion of outstanding debt under the Greyhound Funding program, of which $1.9 billion and $295 million were included as components of secured term notes and other secured borrowings, respectively, in the above table. All debt issued under these programs is classified as liabilities under management and mortgage programs on the Company's Consolidated Balance Sheet. Also included in secured term notes are $450 million of variable-rate notes maturing in 2011 and $285 million of variable-rate notes maturing in 2006. These notes are collateralized by vehicles owned by the Company's fleet leasing subsidiary. During 2001, the weighted average interest rate on all secured notes was approximately 3%.

    Secured short-term borrowings primarily consist of financing arrangements to sell mortgage loans under a repurchase agreement, which is renewable on an annual basis at the discretion of the lender. Such loans are collateralized by underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under this agreement is $500 million. Mortgage loans financed under this agreement at December 31, 2001 and 2000 totaled $500 million and $292 million, respectively, and are included in mortgage loans held for sale in the Consolidated Balance Sheets. During 2001 and 2000, the approximate weighted average interest rates on all short-term secured borrowings were 4.0% and 6.1%, respectively.

    UNSECURED BORROWINGS

    As of December 31, 2001, unsecured medium-term notes primarily bear interest at a rate of 8 1/8% per annum. Such interest rate is generally subject to incremental upward adjustments of 50 basis points in the event that the credit ratings assigned to the Company by nationally recognized credit rating agencies are downgraded to a level below the Company's ratings as of December 31, 2001. In the event that the credit ratings are downgraded below investment grade, the interest rate is subject to an upward adjustment not to exceed 300 basis points. During 2001 and 2000, the weighted average interest rates on these notes were approximately 8.0% and 6.8%, respectively. Unsecured short-term borrowings primarily represent borrowings under revolving credit facilities. During 2001, the weighted average interest rate on these borrowings was approximately 4.5%. Unsecured commercial paper generally matures within 270 days and is fully supported by the committed revolving credit agreements described below. During 2001 and 2000, the weighted average interest rates on the Company's unsecured outstanding commercial paper were 4.8% and 6.7%, respectively.

    CREDIT FACILITIES

    As of December 31, 2001, the Company maintained $1.875 billion of committed and unsecured credit facilities. The facilities comprise two $750 million revolving credit facilities maturing in February 2002 and February 2005, a $100 million revolving credit facility maturing in December 2002 and $275 million of other revolving credit facilities maturing in November 2002. During 2001, borrowings under these facilities bore interest at LIBOR plus a margin of approximately 40 basis points. The Company was also required to pay a per annum facility fee of approximately 12.5 basis points under these facilities. The interest rates and facility fees are subject to change based upon credit ratings assigned to the Company by nationally recognized debt rating agencies. The Company is also required to pay a per annum utilization fee of approximately 25 basis points if usage under these facilities exceeds 25% of aggregate commitments. At
    December 31, 2001, the Company had outstanding borrowings of $750 million under its $750 million facility maturing in 2005. At December 31, 2001, the Company had $1.1 billion of availability under these facilities.

    Certain of these debt instruments and credit facilities contain restrictive covenants, including restrictions on dividends paid to Cendant, indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2001, the Company was in compliance with all restrictive and financial covenants.

    OTHER SECURITIZATION FACILITIES

    The Company also sells mortgage loans and relocation receivables in securitizations to special purpose entities under revolving sales agreement in exchange for cash.

    MORTGAGE LOANS. The Company customarily sells all mortgage loans it originates into the secondary market, primarily to government-sponsored entities. These mortgage loans are placed into the secondary market either by the Company or through an unaffiliated bankruptcy remote special purpose entity. The maximum funding capacity through the special purpose entity is $3.2 billion. The loans sold to the secondary market are generally non-recourse to the Company. However, the Company generally retains the servicing rights on the mortgage loans sold. At December 31, 2001, the Company was servicing $96.3 billion of mortgage loans sold to the secondary market and $2.5 billion sold to the special purpose entity. As of December 31, 2000, the Company was servicing $81.2 billion of mortgage loans sold to the secondary market and $1.0 billion sold to the special purpose entity. Additionally, on September 5, 2001, a wholly-owned special purpose subsidiary of the Company filed a registration statement with the Securities and Exchange Commission to enhance the Company's ability to securitize mortgage loans.

    RELOCATION RECEIVABLES. The Company sells relocation receivables in securitizations to a bankruptcy remote qualifying special purpose entity. The maximum funding capacity under this securitization facility is $650 million. This facility is non-recourse to the Company. However, the Company retains a subordinated residual interest and the related servicing rights and obligations in the relocation receivables. At December 31, 2001 and 2000, the Company was servicing approximately $620 million and $591 million, respectively, of relocation receivables transferred under this agreement, which expires in March 2007.

    DEBT MATURITIES

    As of December 31, 2001, aggregate maturities of debt under management and mortgage programs are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                           $2,429
    2003                                                              669
    2004                                                               --
    2005                                                               --
    2006                                                              711
    Thereafter                                                      2,254
                                                                   ------
                                                                   $6,063
                                                                   ======

11. COMMITMENTS AND CONTINGENCIES

    The Company is commited to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2001 are as follows:

    YEAR                                                           AMOUNT
    ----                                                          --------
    2002                                                          $     24
    2003                                                                19
    2004                                                                15
    2005                                                                 8
    2006                                                                 4
    Thereafter                                                           8
                                                                  --------
                                                                  $     78
                                                                  ========

    During 2001, 2000 and 1999, the Company incurred total rental expense of $33 million, $32 million and $29 million, respectively. Commitments under capital leases are not significant.

    The Company leases certain office buildings on an annual basis from an unaffiliated finance company, which holds the title to the property. The Company has the option to renew this lease each year through 2004. At December 31, 2004, or prior to such date should the Company elect not to renew the lease, the Company will be required to purchase the property at an amount to be determined, which approximated $80 million as of December 31, 2001. The Company also has the option to purchase the property at any time during the lease term. The Company bears all the residual risk resulting from this lease. During 2001, the Company recorded $4 million of rent expense in connection with this lease.

    The June 1999 disposition of the Company's former Fleet segment was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

    The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    PARENT COMPANY LITIGATION

    On August 14, 2000, the U.S. District Court approved Cendant's agreement (the "Settlement Agreement") to settle the principal securities class action pending against Cendant, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than Feline PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant agreed to pay the class members approximately $2.85 billion in cash. On August 28, 2001, the United States Court of Appeals for the Third Circuit approved the $2.85 billion settlement, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. As of December 31, 2001, Cendant had deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in this lawsuit. Cendant will be required to fund the remaining balance of the liability in mid-July 2002.

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

    The components of accumulated other comprehensive loss are as follows:

                                                                      MINIMUM        UNREALIZED        ACCUMULATED
                                                       CURRENCY       PENSION      GAINS (LOSSES)         OTHER
                                                      TRANSLATION    LIABILITY    ON AVAILABLE-FOR-   COMPREHENSIVE
                                                      ADJUSTMENTS   ADJUSTMENT     SALE SECURITIES         LOSS
                                                      -----------   -----------   -----------------   --------------
    Balance, January 1, 1999                          $       (27)  $        --   $             --    $          (27)
    Current period change                                      26            --                 (1)               25
                                                      -----------   -----------   ----------------    --------------
    Balance, December 31, 1999                                 (1)           --                 (1)               (2)
    Current period change                                      --            --                 (2)               (2)
                                                      -----------   -----------   ----------------    --------------
    Balance, December 31, 2000                                 (1)           --                 (3)               (4)
    Current period change                                      (4)          (17)                19                (2)
                                                      -----------   -----------   ----------------    --------------
    Balance, December 31, 2001                        $        (5)  $       (17)  $             16    $           (6)
                                                      ===========   ===========   ================    ==============

    The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

13. STOCK PLANS

    Under Cendant's existing stock plans, the Company may grant CD common stock options, CD common stock appreciation rights and restricted shares of CD common stock to its employees, including directors and officers of the Company and its affiliates. Options granted under these plans generally have a ten-year term with vesting periods ranging from 20% to 50% per year. Cendant generally grants employee stock options at then-current market rates.

    The annual activity of Cendant's stock option plans under which the Company's employees were granted options consisted of:

                                                            2001                  2000                  1999
                                                     -------------------   -------------------   -------------------
                                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                                AVERAGE               AVERAGE               AVERAGE
                                                                EXERCISE              EXERCISE              EXERCISE
                                                     OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                                     --------   --------   --------   --------   --------   --------
    Balance at beginning of year                           13   $  16.46         10   $  15.41          7   $  14.06
      Granted
        Equal to fair market value                          6      10.97          5      17.67          4      17.41
      Exercised                                            (1)     10.56         --       9.81         (1)     11.74
      Canceled                                             (1)     16.54         (2)     15.03         --      14.73
                                                     --------              --------              --------
    Balance at end of year                                 17   $  14.92         13   $  16.46         10   $  15.41
                                                     ========              ========              ========

    The table below summarizes information regarding outstanding and exercisable stock options issued to the Company's employees as of December 31, 2001:

                                                                   OUTSTANDING OPTIONS          EXERCISABLE OPTIONS
                                                            ---------------------------------   -------------------
                                                                        WEIGHTED
                                                                         AVERAGE     WEIGHTED              WEIGHTED
                                                             NUMBER     REMAINING    AVERAGE     NUMBER    AVERAGE
    RANGE OF                                                   OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
    EXERCISE PRICES                                         OPTIONS       LIFE        PRICE     OPTIONS     PRICE
    ---------------                                         --------   -----------   --------   --------   --------
    $0.01 to $10.00                                                7           6.2   $   9.55          4   $   9.05
    $10.01 to $20.00                                               6           6.6      15.24          3      15.85
    $20.01 to $30.00                                               4           5.8      22.76          3      23.00
                                                            --------                            --------
                                                                  17           6.2   $  14.92         10   $  15.28
                                                            ========                            ========

    The weighted-average grant-date fair value of CD common stock options granted during 2001, 2000 and 1999 were $5.02, $9.04 and $10.97, respectively.

    Had the Company elected to recognize and measure compensation expense for its stock option grants to employees based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income would have been as follows:

                                                               2001                  2000                 1999
                                                        -------------------   -------------------   -----------------
                                                           AS        PRO         AS        PRO         AS       PRO
                                                        REPORTED    FORMA     REPORTED    FORMA     REPORTED   FORMA
                                                        --------   --------   --------   --------   --------   ------
    Net income                                          $    227   $    205   $    183   $    165   $  1,087   $1,073

    The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2001, 2000 and 1999:

                                                                               CD COMMON STOCK
                                                                  ------------------------------------------
                                                                    2001             2000             1999
                                                                  --------         --------         --------
    Dividend yield                                                      --               --               --
    Expected volatility                                               50.0%            55.0%            60.0%
    Risk-free interest rate                                            4.4%             5.0%             6.4%
    Expected holding period (years)                                    4.5              4.7              6.2

14. EMPLOYEE BENEFIT PLANS

    Cendant sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $14 million, $8 million and $6 million during 2001, 2000 and 1999, respectively.

    Cendant sponsors domestic non-contributory defined benefit pension plans covering certain eligible employees. Additionally, the Company maintains contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation. The Company's policy for all plans is to contribute amounts sufficient to meet the minimum requirements plus other amounts as deemed appropriate. The projected benefit obligations of the plans were $119 million and $107 million at December 31, 2001 and 2000, respectively. The fair value of the plan assets was $83 million and $99 million at December 31, 2001 and 2000, respectively. The net pension cost and recorded liability were not material to the accompanying Consolidated Financial Statements.

    During 1999, the Company recognized a net curtailment gain of $10 million primarily as a result of the freezing of pension benefits related to the domestic defined benefit pension plans.

15. FINANCIAL INSTRUMENTS

    Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments.

    FOREIGN CURRENCY RISK

    The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

    INTEREST RATE RISK

    The Company's mortgage-related assets, its retained interests in certain qualifying special purpose entities and the debt used to finance much of the Company's operations are exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities and to protect recognized assets from unexpected changes in fair value that could affect reported earnings. Derivative instruments currently used in managing the Company's interest rate risks include swaps, forward delivery commitments and instruments with option features. A combination of fair value hedges, cash flow hedges and financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 are used to manage the Company's portfolio of interest rate sensitive assets and liabilities.

    The Company uses fair value hedges to manage its mortgage servicing rights, mortgage loans held for sale and certain fixed rate debt. During 2001, the net impact of these fair value hedges was a gain of $3 million. These gains are included in net revenues within the Consolidated Statement of Income and consist of losses of $57 million to reflect the ineffective portion of these fair value hedges and gains of $60 million resulting from the component of the derivatives fair value excluded from the determination of effectiveness. The derivatives used to manage the Company's fixed rate debt were perfectly effective and had no net impact on the Company's results of operations except to create the accrual of interest at variable rates.

    The Company uses cash flow hedges to manage the interest expense incurred on its floating rate debt. During 2001, the amount of gains or losses reclassified from other comprehensive income to earnings, resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation, was not material to the Company's results of operations.

    CREDIT RISK AND EXPOSURE

    The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Income during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2001 and 2000. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

    FAIR VALUE

    The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale debt securities, accounts receivable, relocation receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

    The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate.

    The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

                                                                  2001                   2000
                                                          --------------------   --------------------
                                                                     ESTIMATED              ESTIMATED
                                                          CARRYING     FAIR      CARRYING     FAIR
                                                           AMOUNT      VALUE      AMOUNT      VALUE
                                                          --------   ---------   --------   ---------
    ASSETS
      Cash and cash equivalents                            $  132     $  132      $  288     $  288
      Restricted cash                                         132        132          79         79
      Available-for-sale debt securities                      131        131         526        526
    DERIVATIVES
      Interest rate swaps                                       8          8          --         --
    ASSETS UNDER MANAGEMENT AND MORTGAGE PROGRAMS
      Mortgage loans held for sale                          1,244      1,244         879        909
      Mortgage servicing rights                             2,037      2,174       1,653      1,724
      Available-for-sale debt securities                      136        136         131        131
      Restricted cash                                         273        273          --         --
      DERIVATIVES(A)
        Commitments to fund mortgages                           7          7          --         24
        Forward delivery commitments                           22         22          (6)       (29)
        Commitments to complete securitizations                --         --          (2)        17
        Option contracts                                       78         78          73        127
        Constant maturity treasury floors                      26         26          18        177
        Swap contracts                                         --         --          --         15
    LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS
      Debt                                                  6,063      6,057       2,040      2,040
      DERIVATIVES
        Interest rate swaps                                    (7)        (7)         --         --
        Foreign exchange forwards                              (3)        (3)         (1)        (1)

    ----------------------------------

     (a) Carrying amounts and gains (losses) on mortgage-related positions are already included in the determination of respective carrying amounts and fair values of mortgage loans held for sale and mortgage servicing rights, respectively. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by an unaffiliated buyer.

16. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    The Company securitizes, sells and services interests in residential mortgage loans and relocation receivables. Upon the securitization of such assets, the Company may retain servicing rights and subordinated residual interests, all of which are considered retained interests in the securitized assets (see Note 1--Summary of Significant Accounting Policies for a more detailed description of securitizations).

    Key economic assumptions used during 2001 to measure the fair value of the Company's retained interests at the time of securitization were as follows:

                                                                          MORTGAGE LOANS
                                                               ------------------------------------
                                                                  MORTGAGE-
                                                                   BACKED                                  RELOCATION
                                                                 SECURITIES               MSR              RECEIVABLES
                                                               ---------------      ---------------      ---------------
    Prepayment speed                                                     7-43%                 9-42%                  --%
    Weighted average life (in years)                                  2.9-7.2               2.5-9.1              0.1-0.2
    Discount rate                                                        5-26%                 6-16%                3.37%
    Anticipated credit losses                                              --                    --                   --%

    Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2001 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

                                                                        MORTGAGE LOANS
                                                                  --------------------------
                                                                  MORTGAGE-
                                                                    BACKED                        RELOCATION
                                                                  SECURITIES        MSR(A)        RECEIVABLES
                                                                  ----------      ----------      -----------
    Fair value of retained interests                              $     131       $    2,074      $      136
    Weighted average life (in years)                                    3.9              7.6         0.1-0.2
    PREPAYMENT SPEED (ANNUAL RATE)                                     8-80%            8-40%             --%
    Impact of 10% adverse change                                  $      (4)      $      (86)     $       --
    Impact of 20% adverse change                                         (7)            (166)             --
    DISCOUNT RATE (ANNUAL RATE)                                        2-26%            9.80%           3.37%
    Impact of 10% adverse change                                  $      (5)      $      (71)     $       --
    Impact of 20% adverse change                                         (8)            (138)             --
    WEIGHTED AVERAGE YIELD TO MATURITY                                   --%              --%           5.48%
    Impact of 10% adverse change                                  $      --       $       --      $       (1)
    Impact of 20% adverse change                                         --               --              (1)

     -----------------------------------

       (a)  Excludes fair value of MSR hedge position of $100 million.

    These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management's intervention to mitigate these variations.

    The Company receives annual servicing fees of approximately 47 and 75 basis points on the outstanding balance of mortgage loans sold and relocation receivables transferred, respectively. During 2001, the Company recognized pre-tax gains of $1 million on the securitization of relocation receivables. Additionally, during 2001, the Company recognized pre-tax gains of $483 million on $36 billion of mortgage loans sold into the secondary market, substantially all of which were sold without recourse. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

    The following table summarizes cash flow activity between securitization trusts and the Company during 2001:

                                                                  MORTGAGE   RELOCATION
                                                                   LOANS     RECEIVABLES
                                                                  --------   -----------
    Proceeds from new securitizations                             $ 35,776    $  1,964
    Proceeds from collections reinvested in securitizations             --       1,984
    Servicing fees received                                            352           5
    Other cash flows received (paid) on retained interests(a)           31          (6)
    Purchases of delinquent or foreclosed loans                       (228)         --
    Servicing advances                                                (498)         --
    Repayment of servicing advances                                    495          --
    Cash received upon release of reserve account                       --           3

     -----------------------------------

       (a) Represents cash flows received on retained interests other than servicing fees.

    The following table presents information about delinquencies and components of securitized and other managed assets as of and for the year ended December 31, 2001:

                                                                               PRINCIPAL AMOUNT     NET       AVERAGE
                                                             TOTAL PRINCIPAL   60 DAYS OR MORE     CREDIT    PRINCIPAL
                                                                 AMOUNT          PAST DUE(A)       LOSSES     BALANCE
                                                             ---------------   ----------------   --------   ---------
    Residential mortgage loans(b)                            $          266    $             25   $     --   $     251
    Relocation receivables                                              873                  34          2         868
                                                             --------------    ----------------   --------   ---------
    Total securitized and other managed assets               $        1,139    $             59   $      2   $   1,119
                                                             ==============    ================   ========   =========
    Comprised of:
    Assets securitized(c)                                    $          886    $             34   $      1   $     847
    Assets held in portfolio                                            253                  25          1         272
                                                             --------------    ----------------   --------   ---------
                                                             $        1,139    $             59   $      2   $   1,119
                                                             ==============    ================   ========   =========

     -----------------------------------

       (a) Amounts are based on total securitized and other managed assets at December 31, 2001.

       (b) Excludes securitized mortgage loans that the Company continues to service but as to which it has no other continuing involvement.

       (c) Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

17. RELATED PARTY TRANSACTIONS

    CENDANT

    In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $25 million, $9 million and $18 million during 2001, 2000 and 1999, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. In addition, at December 31, 2001 and 2000, the Company had outstanding balances of $99 million and $37 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other liabilities in the Consolidated Balance Sheets. During 2001, the Company borrowed approximately $650 from Cendant on an average basis, all of which had been repaid as of December 31, 2001. The Company could have accessed the public debt market or available credit facilities for such funding; however, Cendant preferred to lower the total cost of funding for the consolidated entity through the use of its available cash and, accordingly, provided such funding to the Company. Accordingly, the Company incurred interest expense of $25 million related to such intercompany funding.

    NRT INCORPORATED

    NRT Incorporated ("NRT") is a joint venture between Cendant and Apollo Management, L.P. that acquires independent real estate brokerages, converts them to one of Cendant's real estate brands and operates the brand under a 50-year franchise agreement with Cendant. Cendant owns preferred stock in NRT. The Company participates in acquisitions made by NRT by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. Other intangible assets resulting from the acquisition of mortgage operations through NRT approximated $29 million and $25 million as of December 31, 2001 and 2000, respectively, and are recorded in the Company's Consolidated Balance Sheets. Such mortgage operations were immediately integrated into the Company's existing mortgage operations. The Company also receives real estate referral fees from NRT in connection with clients referred to NRT by the Company's relocation business. During 2001, 2000 and 1999, such fees were approximately $37 million, $25 million and $15 million, respectively, and are recorded by the Company in its

    Consolidated Statements of Income. These fees are also paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

18. SEGMENT INFORMATION

    In connection with acquisition of Fleet during 2001, the Company realigned the operations and management of certain of its businesses. Accordingly, the Company's segment reporting structure now encompasses the following reportable segments: Real Estate Services and Fleet Management. The periods presented herein have been reclassified to reflect this change in the Company's segment reporting structure.

    Management evaluates each segment's performance based upon earnings before income taxes, non-vehicle depreciation and amortization and minority interest, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

    A description of the services provided within each of the Company's reportable segments is as follows:

    REAL ESTATE SERVICES

    The Real Estate Services segment provides home buyers with mortgages and facilitates employee relocations. Mortgage services includes the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. The Company customarily sells all mortgages it originates to investors while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio. Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services. The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby limiting its exposure.

    FLEET MANAGEMENT

    The Fleet Management segment provides fleet management and fuel card related products and services to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk.

    YEAR ENDED DECEMBER 31, 2001

                                                                                               CORPORATE
                                                                  REAL ESTATE      FLEET          AND
                                                                   SERVICES      MANAGEMENT      OTHER      TOTAL
                                                                  -----------   ------------   ---------   --------
    Net revenues                                                  $     1,225   $      1,266   $      87    $2,578
    Adjusted EBITDA                                                       482             76          87       645
    Non-vehicle depreciation and amortization                              52             24          --        76
    Total assets exclusive of assets under programs                     1,023            988          37     2,048
    Assets under management and mortgage programs                       3,574          3,970          --     7,544
    Capital expenditures                                                   38             24          --        62

    YEAR ENDED DECEMBER 31, 2000

                                                                                               CORPORATE
                                                                  REAL ESTATE      FLEET          AND
                                                                   SERVICES      MANAGEMENT      OTHER      TOTAL
                                                                  -----------   ------------   ---------   --------
    Net revenues                                                  $       869   $         --   $      29    $  898
    Adjusted EBITDA                                                       322             --          30       352
    Non-vehicle depreciation and amortization                              43             --          --        43
    Total assets exclusive of assets under programs                     1,026             --         530     1,556
    Assets under management and mortgage programs                       2,861             --          --     2,861
    Capital expenditures                                                   33             --           1        34

    YEAR ENDED DECEMBER 31, 1999

                                                                                               CORPORATE
                                                                  REAL ESTATE      FLEET          AND
                                                                   SERVICES      MANAGEMENT      OTHER      TOTAL
                                                                  -----------   ------------   ---------   --------
    Net revenues                                                  $       812   $         --   $      18    $  830
    Adjusted EBITDA                                                       304             --          26       330
    Non-vehicle depreciation and amortization                              36             --          --        36
    Total assets exclusive of assets under programs                     1,124             --         437     1,561
    Assets under management and mortgage programs                       2,726             --          --     2,726
    Capital expenditures                                                   69             --          --        69

    Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2001          2000          1999
                                                                  --------      --------      --------
    Adjusted EBITDA                                                $ 645         $ 352         $ 330
    Non-vehicle depreciation and amortization                        (76)          (43)          (36)
    Other charges:
      Restructuring and other unusual charges                        (28)           (1)           --
      Acquisition and integration related costs                       (4)           --            --
      Mortgage servicing rights impairment                           (94)           --            --
                                                                   -----         -----         -----
    Income before income taxes and minority interest               $ 443         $ 308         $ 294
                                                                   =====         =====         =====

    The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

                                                                   UNITED     UNITED    ALL OTHER
                                                                   STATES    KINGDOM    COUNTRIES    TOTAL
                                                                  --------   --------   ---------   --------
    2001
    Net revenues                                                   $2,499    $    21    $      58    $2,578
    Total assets                                                    9,024        175          393     9,592
    Net property and equipment                                        189          1            1       191
    2000
    Net revenues                                                   $  874    $    14    $      10    $  898
    Total assets                                                    4,218        168           31     4,417
    Net property and equipment                                        157          2           --       159
    1999
    Net revenues                                                   $  811    $    11    $       8    $  830
    Total assets                                                    4,228         39           20     4,287
    Net property and equipment                                        166          1           --       167

19. SUBSEQUENT EVENTS

    On February 21, 2002, the Company entered into a $750 million committed revolving credit facility maturing in February 2004. This facility replaces the Company's $750 million revolving credit facility, which matured on February 21, 2002. Borrowings under this facility bear interest at LIBOR plus a margin of 62.5 basis points. All other terms of this facility are similar to the terms of the Company's $750 million revolving credit facility maturing in February 2005.

                                    * * * *

                                               EXHIBIT INDEX
EXHIBIT NO.                                     DESCRIPTION
---------------------   ------------------------------------------------------------
       3.1              Charter of PHH Corporation, as amended August 23, 1996
                        (Incorporated by reference to Exhibit 3-1 to the Company's
                        Transition Report on Form 10-K filed on July 29, 1997).
       3.2              By-laws of PHH Corporation, as amended October (Incorporated by reference to Exhibit 3-1 to the Company's Annual Report on form 10-K for the year ended December 31, 1997).
       4.1              Indenture dated November 6, 2000 between PHH Corporation and
                        Bank One Trust Company, N.A., as Trustee (Incorporated by
                        reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
       4.2              Supplemental Indenture No. 1 dated November 6, 2000 between
                        PHH Corporation and Bank One Trust Company, N.A., as Trustee
                        (Incorporated by reference to Exhibit 4.1 to PHH
                        Corporation's Current Report on Form 8-K dated December 12,
                        2000).
       4.3              Supplemental Indenture No. 2 dated January 30, 2001 between
                        PHH Corporation and Bank One Trust Company, N.A., as Trustee
                        (pursuant to which the 8 1/8% Notes were issued)
                        (Incorporated by reference to Exhibit 4.1 to PHH
                        Corporation's Current Report on Form 8-K dated February 8,
                        2001).
       4.4              Form of the 8 1/8% Notes due 2003 of PHH Corporation.
      10.1              Two-Year Competitive Advance and Revolving Credit Agreement
                        dated March 4, 1997, as amended and restated through
                        February 21, 2002, among PHH Corporation, the lenders
                        thereto, and The Chase Manhattan Bank, as Administrative
                        Agent. (Incorporated by reference to PHH Corporation's
                        Current Report on Form 8-K filed on February 21, 2002).
      10.2              Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through
                        February 28, 2000, among PHH Corporation, the Lenders, and
                        The Chase Manhattan Bank, as Administrative Agent
                        (Incorporated by reference to Exhibit 10.24(b) to Cendant
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1999).
      10.3              Amendment to the Five Year Competitive Advance and Revolving
                        Credit Agreement, dated as of February 22, 2001, among PHH
                        Corporation, the financial institutions parties thereto and
                        The Chase Manhattan Bank, as Administrative Agent
                        (Incorporated by reference to Exhibit 10.25(c) to Cendant
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 2000, dated March 29, 2001).
      10.4              Second Amendment dated as of February 21, 2002 to the Five
                        Year Competitive Advance and Revolving Credit Agreement,
                        dated as of March 4, 1997, as amended and restated through
                        February 28, 2000, among PHH Corporation, the financial
                        institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent.
      10.5              Agreement and Plan of Merger by and among Cendant
                        Corporation, PHH Corporation, Avis Acquisition Corp. and
                        Avis Group Holdings, Inc., dated as of November 11, 2000
                        (Incorporated by reference to Exhibit 10.4 to the Company's
                        Quarterly Report on Form 10-Q for the quarterly period
                        ended September 30, 2000 filed on November 14, 2000).
      10.6              $3,000,000,000 Medium Term Notes Distribution Agreement
                        among PHH Corporation, Credit Swisse First Boston
                        Corporation, Goldman Sachs & Co., Merrill Lynch & Co. and
                        Merrill Lynch, Pierce, Fenner & Smith Incorporated dated
                        November 3, 2000 (Incorporated by reference to Exhibit 1 to
                        PHH Corporation's Current Report on Form 8-K dated
                        December 12, 2000).
      10.7              Base Indenture dated as of June 30, 1999 between Greyhound
                        Funding LLC and The Chase Manhattan Bank, as Indenture
                        Trustee. (Incorporated by reference to Greyhound Funding
                        LLC's Amendment to its Registration Statement on Form S-1
                        filed with the Securities and Exchange Commission on
                        March 19, 2001) (File No. 333-40708).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.8              Supplemental Indenture No. 1 dated as of October 28, 1999
                        between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.
                        (Incorporated by reference to Greyhound Funding LLC's
                        Amendment to its Registration Statement on Form S-1 filed
                        with the Securities and Exchange Commission on March 19,
                        2001) (File No. 333-40708).
      10.9              Series 2001-1 Indenture Supplement between Greyhound Funding
                        LLC and The Chase Manhattan Bank, as Indenture Trustee,
                        dated as of October 25, 2001 (Incorporated by reference to
                        Greyhound Funding LLC's Annual Report on Form 10-K for the
                        year ended December 31, 2001).
      10.10             Form of Notes (included in Exhibit 10.9).
      10.11             Series 1999-2 Indenture Supplement between Greyhound Funding
                        LLC and The Chase Manhattan Bank, as Indenture Trustee,
                        dated as of October 28, 1999. (Incorporated by reference to
                        Greyhound Funding LLC's Annual Report on Form 10-K for the
                        year ended December 31, 2001).
      10.12             Series 1999-3 Indenture Supplement among Greyhound Funding
                        LLC, PHH Vehicle Management Services, LLC, as Administrator,
                        certain CP Conduit Purchasers, certain APA Banks, certain
                        Funding Agents and The Chase Manhattan Bank, as
                        Administrative Agent and Indenture Trustee, dated as of
                        October 28, 1999. (Incorporated by reference to Greyhound
                        Funding LLC's Annual Report on Form 10-K for the year ended
                        December 31, 2001).
      10.13             Second Amended and Restated Mortgage Loan Purchase and
                        Servicing Agreement, dated as of October 31, 2000 among the
                        Bishop's Gate Residential Mortgage Trust, Cendant Mortgage
                        Corporation, Cendant Mortgage Corporation, as Servicer and
                        PHH Corporation.
      10.14             Purchase Agreement dated as of April 25, 2000 by and between
                        Cendant Mobility Services Corporation and Cendant Mobility
                        Financial Corporation.
      10.15             Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple
                        Ridge Services Corporation.
      10.16             Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant
                        Mobility Financial Corporation, Apple Ridge Funding LLC and
                        Bank One, National Association.
      10.17             Master Indenture among Apple Ridge Funding LLC, Bank One,
                        National Association and The Bank Of New York dated as of
                        April 25, 2000.
      12                Statement Re: Computation of Ratio of Earnings to Fixed
                        Charges
      23                Consent of Deloitte & Touche LLP
      99                Pro Forma Financial Information for the year ended
                        December 31, 2001.