Form 10-Q
period 2002-03-31
PHH CORP
filed 2002-05-10
CIK 77776

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                           COMMISSION FILE NO. 1-7797

                                 ---------------

                                 PHH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MARYLAND                                     52-0551284
   (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

           1 CAMPUS DRIVE                                    07054
       PARSIPPANY, NEW JERSEY                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (973) 428-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes [X] No [ ]


The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.


================================================================================

                        PHH CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                       PAGE
                                                                                       ----
PART I        Financial Information

Item 1.       Financial Statements

              Independent Accountants' Report                                             1

              Consolidated Condensed Statements of Income for the three months
              ended March 31, 2002 and 2001                                               2

              Consolidated Condensed Balance Sheets as of March 31, 2002 and
              December 31, 2001                                                           3

              Consolidated Condensed Statements of Cash Flows for the three months
              ended March 31, 2002 and 2001                                               4

              Notes to Consolidated Condensed Financial Statements                        5

Item 2.       Management's Narrative and Analysis of Financial Condition
              and Results of Operations                                                  11

Item 3.       Quantitative and Qualitative Disclosures About Market Risks                16

PART II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                           17

              Signatures                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholder of PHH Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of March 31, 2002, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002 (February 21, 2002 as to Note 19), we expressed an unqualified opinion (and included an explanatory paragraph relating to the modification of the accounting for interest income and impairment of beneficial interests in securitization transactions and the accounting for derivative instruments and hedging activities, as discussed in
Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 9, 2002

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)



                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                  2002            2001
                                                            --------------  --------------
REVENUES
   Service fees, net                                        $          296  $          237
   Fleet leasing                                                       318             113
   Other                                                                 -              87
                                                            --------------  --------------
Net revenues                                                           614             437
                                                            --------------  --------------

EXPENSES
  Operating                                                            161             131
  Vehicle depreciation, lease charges and interest, net                288             105
  General and administrative                                            78              53
  Non-program related depreciation and amortization                     15              16
  Other charges                                                          -               7
                                                            --------------  --------------
Total expenses                                                         542             312
                                                            --------------  --------------

INCOME BEFORE INCOME TAXES                                              72             125
Provision for income taxes                                              29              50
                                                            --------------  --------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    43              75
Cumulative effect of accounting change, net of tax                       -             (35)
                                                            --------------  --------------
NET INCOME                                                  $           43  $           40
                                                            ==============  ==============



            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                    MARCH 31,     DECEMBER 31,
                                                                      2002           2001
                                                                 --------------  --------------
ASSETS
   Cash and cash equivalents                                     $          134  $          132
   Receivables, net                                                         477             477
   Property and equipment, net                                              183             191
   Available-for-sale debt securities                                       128             131
   Goodwill, net                                                            656             627
   Other assets                                                             509             490
                                                                 --------------  --------------
Total assets exclusive of assets under programs                           2,087           2,048
                                                                 --------------  --------------

Assets under management and mortgage programs
   Mortgage loans held for sale                                             930           1,244
   Relocation receivables                                                   231             292
   Vehicle-related, net                                                   3,896           3,971
   Mortgage servicing rights                                              2,188           2,037
                                                                 --------------  --------------
                                                                          7,245           7,544
                                                                 --------------  --------------
TOTAL ASSETS                                                     $        9,332  $        9,592
                                                                 ==============  ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable and other liabilities                        $          965  $          940
   Deferred income                                                           44              51
   Deferred income taxes                                                     30              30
                                                                 --------------  --------------
Total liabilities exclusive of liabilities under programs                 1,039           1,021
                                                                 --------------  --------------

Liabilities under management and mortgage programs
   Debt                                                                   5,766           6,063
   Deferred income taxes                                                    709             731
                                                                 --------------  --------------
                                                                          6,475           6,794
                                                                 --------------  --------------
Commitments and contingencies (Note 5)

Stockholder's equity
   Preferred stock- authorized 3 million shares;
     none issued and outstanding                                              -               -
   Common stock, no par value - authorized 75 million
      shares; issued and outstanding 1,000 shares                           800             800
   Retained earnings                                                      1,026             983
   Accumulated other comprehensive loss                                      (8)             (6)
                                                                 --------------  --------------
Total stockholder's equity                                                1,818           1,777
                                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $        9,332  $        9,592
                                                                 ==============  ==============


            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                              2002              2001
                                                          -------------    -------------
OPERATING ACTIVITIES
Net income                                                $          43    $          40
Adjustments to arrive at income before cumulative
  effect of accounting change                                         -               35
                                                          -------------     ------------
Income before cumulative effect of accounting change                 43               75

Adjustments to reconcile income before cumulative
  effect of accounting change to net cash provided
  by operating activities:
   Non-program related depreciation and amortization                 15               16
   Net (payments) non-cash portion of other charges                  (5)              (2)
   Deferred income taxes                                            (21)              27
   Net change in assets and liabilities, excluding the
     impact of acquisitions and dispositions:
      Receivables                                                     -              (67)
      Income taxes                                                   45               30
      Accounts payable and other liabilities                       (100)               8
      Other, net                                                      8              (49)
                                                          -------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   EXCLUSIVE OF MANAGEMENT AND MORTGAGE PROGRAMS                    (15)              38
                                                          -------------     ------------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Depreciation and amortization                                    369              130
   Origination of mortgage loans                                 (9,017)          (7,326)
   Proceeds on sale of and payments from mortgage
     loans held for sale                                          9,332            7,276
                                                          -------------     ------------
                                                                    684               80
                                                          -------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                               669              118
                                                          -------------     ------------

INVESTING ACTIVITIES
Property and equipment additions                                     (8)             (16)
Net assets acquired (net of cash acquired) and
  acquisition-related payments                                       (7)            (819)
Other, net                                                           (2)              (8)
                                                          -------------     ------------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF
   MANAGEMENT AND MORTGAGE PROGRAMS                                 (17)            (843)
                                                          -------------     ------------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                        (1,961)            (308)
   Payments received on investment in vehicles                    1,760              166
   Equity advances on homes under management                     (1,295)          (1,268)
   Repayment on advances on homes under management                1,354            1,261
   Additions to mortgage servicing rights and
     related hedges, net                                           (257)             (48)
   Proceeds from sales of mortgage servicing rights                  11               13
                                                          -------------     ------------
                                                                   (388)            (184)
                                                          -------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                              (405)          (1,027)
                                                          -------------     ------------
FINANCING ACTIVITIES
Payment of dividends                                                  -              (36)
Net intercompany funding from Parent                                 32              142
Other, net                                                           (3)              (3)
                                                          -------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES EXCLUSIVE
   OF MANAGEMENT AND MORTGAGE PROGRAMS                               29              103
                                                          -------------     ------------

MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                       2,500            1,907
   Principal payments on borrowings                              (2,987)          (1,149)
   Net change in short-term borrowings                              195               25
                                                          -------------     ------------
                                                                   (292)             783
                                                          -------------     ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (263)             886
                                                          -------------     ------------

Effect of changes in exchange rates on cash
   and cash equivalents                                               1                4
                                                          -------------     ------------
Net increase (decrease) in cash and cash equivalents                  2              (19)
Cash and cash equivalents, beginning of period                      132              288
                                                          -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $         134    $         269
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

     In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K dated March 29, 2002.

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     CHANGES IN ACCOUNTING POLICIES

     BUSINESS COMBINATIONS. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which prohibits the use of the pooling of interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and requires additional disclosures for material business combinations completed after such date. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, intangible assets required to be reclassified to goodwill were not material.

     GOODWILL AND OTHER INTANGIBLE ASSETS. During first quarter 2001, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. On January 1, 2002, the Company adopted SFAS No. 142 in its entirety. Pursuant to such adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during first quarter 2002. The Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

     The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations for the first quarter 2002.

2.   INTANGIBLE ASSETS

     Intangible assets consisted of:

                                                                MARCH 31, 2002               DECEMBER 31, 2001
                                                       -----------------------------   ----------------------------
                                                          GROSS                           GROSS
                                                         CARRYING     ACCUMULATED        CARRYING     ACCUMULATED
                                                          AMOUNT      AMORTIZATION        AMOUNT      AMORTIZATION
                                                       -----------   --------------     -----------  --------------
     AMORTIZED INTANGIBLE ASSETS
       Customer lists                                  $        43   $            2     $        43    $         2
                                                       ===========   ==============     ===========    ===========

     UNAMORTIZED INTANGIBLE ASSETS
      Goodwill                                         $       656                      $       648    $        21
                                                       ===========                      ===========    ===========

     Trademarks                                        $        18                      $        43    $         3
     Other                                                       9                               10              -
                                                       -----------                      -----------    -----------
                                                       $        27                      $        53    $         3
                                                       ===========                      ===========    ===========

     Additionally, the Company's mortgage servicing rights approximated $2.2 billion and $2.0 billion as of March 31, 2002 and December 31, 2001, respectively. During first quarter 2002, the Company acquired approximately $300 million of mortgage servicing rights, which have a weighted average amortization period of approximately eight years. All intangible assets, with the exception of goodwill and mortgage servicing rights, are recorded on the Company's Consolidated Condensed Balance Sheets as a component of other assets. Amortization expense relating to all intangible assets, including mortgage servicing rights, during first quarters 2002 and 2001 was approximately $90 million and $40 million, respectively. Based on the Company's amortizable intangible assets as of March 31, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $190 million, $265 million, $245 million, $230 million, $210 million and $190 million.

     The changes in the carrying amount of goodwill for the first quarter 2002 are as follows:

                                      BALANCE
                                       AS OF         GOODWILL
                                     JANUARY 1,      ACQUIRED                     BALANCE AS OF
                                        2002       DURING 2002          OTHER     MARCH 31, 2002
                                    -----------   ---------------   ------------  --------------
     Real Estate Services           $        45   $             -   $         23  $           68
     Fleet Management                       582                 6              -             588
                                    -----------   ---------------   ------------  --------------
     Total Company                  $       627   $             6   $         23  $          656
                                    ===========   ===============   ============  ==============

     Had the Company applied the non-amortization provisions of SFAS No. 142 for the first quarter 2001, net income would have been as follows:

                                                                     AMOUNT
                                                                -----------------
     Reported net income                                           $        40
     Add back:  Goodwill amortization, net of tax                            1
                                                                   -----------
     Pro forma net income                                          $        41
                                                                   ===========

3.   FOURTH QUARTER 2001 RESTRUCTURING

     The liability resulting from the Company's restructuring plan committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks is classified as a component of accounts payable and other liabilities. Such liability approximated $13 million and $19 million as of March 31, 2002 and December 31, 2001, respectively.

     The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:


                                   2001                                BALANCE AT                           BALANCE AT
                               RESTRUCTURING     CASH       OTHER     DECEMBER 31,     CASH       OTHER      MARCH 31,
                                  CHARGE       PAYMENTS   REDUCTIONS     2001        PAYMENTS   REDUCTIONS     2002
                               ------------- -----------  ---------- -------------- ---------- ----------- ------------
     Personnel related         $          11 $         2  $        - $            9 $        4 $         - $         5
     Asset impairments and
        contract terminations              7           -           6              1          -           1           -
     Facility related                     10           1           -              9          1           -           8
                               ------------- -----------  ---------- -------------- ---------- -----------  ----------
     Total                     $          28 $         3  $        6 $           19 $        5 $         1  $       13
                               ============= ===========  ========== ============== ========== ===========  ==========

     Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups, and as of March 31, 2002, the Company had terminated 504 employees. The Company anticipates the majority of the remaining personnel related costs will be paid during second quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of March 31, 2002.

4.   LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Debt under management and mortgage programs consisted of:


                                                  MARCH 31,         DECEMBER 31,
                                                    2002                2001
                                             ------------------  ------------------
     SECURED BORROWINGS
       Term notes                            $            2,710  $            2,638
       Short-term borrowings                                538                 532
       Other                                                304                 295
                                             ------------------  ------------------
     Total secured borrowings                             3,552               3,465
                                             ------------------  ------------------


     UNSECURED BORROWINGS
       Medium-term notes                                    663                 679
       Short-term borrowings                                404                 970
       Commercial paper                                   1,117                 917
       Other                                                 30                  32
                                             ------------------  ------------------
     Total unsecured borrowings                           2,214               2,598
                                             ------------------  ------------------
                                             $            5,766  $            6,063
                                             ==================  ==================


     SECURED BORROWINGS
     As of March 31, 2002, the Company's Chesapeake Funding (formerly Greyhound Funding) program provided for the issuance of up to $3.1 billion of debt. Amounts outstanding under this program, which are included in the above table primarily as a component of secured term notes, approximated $3.0 billion as of March 31, 2002. As of March 31, 2002, the Company had an additional $88 million of availability under the Chesapeake Funding program.

     During first quarter 2002, the Company entered into a secured short-term financing agreement to sell mortgage loans under a repurchase arrangement, which is renewable on an annual basis at the discretion of the lender. The loan is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under the agreement is $100 million. Mortgage loans financed under this agreement at March 31, 2002 totaled $62 million and are included in mortgage loans held for sale in the Consolidated Condensed Balance Sheet. During first quarter 2002, the approximate weighted average interest rate on borrowings under this agreement was 2.89%. The related debt is recorded by the Company as a component of secured short-term borrowings.

     UNSECURED BORROWINGS AND CREDIT FACILITIES
     As of March 31, 2002, the Company also maintained approximately $1.9 billion of revolving credit facilities. During first quarter 2002, the Company renewed its $750 million facility, which matured in February 2002, and also repaid $480 million of outstanding borrowings under its credit facility maturing in February 2005. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on

     February 21, 2004. PHH is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. As of March 31, 2002, outstanding borrowings under all of the Company's credit facilities, which are included in the above table as a component of unsecured short-term borrowings, approximated $270 million and the Company had approximately $1.6 billion of availability under these facilities.

     During first quarter 2002, the Company issued $200 million of commercial paper, with a weighted average interest rate of 2.86%.

     OTHER SECURITIZATION FACILITIES
     As of March 31, 2002, the Company was servicing $521 million of relocation receivables sold to a special purpose entity. The maximum funding capacity under the relocation securitization facility is $650 million and as of March 31, 2002, the Company had available capacity of $173 million.

     The Company was also servicing approximately $1.9 billion of mortgage loans sold to a special purpose entity as of March 31, 2002. The maximum funding capacity through this special purpose entity is $3.2 billion and as of March 31, 2002, the Company had available capacity of approximately $1.3 billion. In addition to the mortgage loans sold to the special purpose entity, as of March 31, 2002, the Company was servicing $100.4 billion of mortgage loans sold to the secondary market. During first quarters 2002 and 2001, the Company recognized pre-tax gains of $123 million and $84 million, respectively, on $8.5 billion and $5.9 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold without recourse. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

5.   COMMITMENTS AND CONTINGENCIES

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

     PARENT COMPANY LITIGATION
     On August 14, 2000, the U.S. District Court approved Cendant's agreement (the "Settlement Agreement") to settle the principal securities class action pending against Cendant, which was brought on behalf of purchasers of all Cendant and CUC publicly traded securities, other than Feline PRIDES, between May 1995 and August 1998. Under the Settlement Agreement, Cendant agreed to pay the class members approximately $2.85 billion in cash. On August 28, 2001, the United States Court of Appeals for the Third Circuit approved the $2.85 billion settlement, overruled all objections to the settlement, approved a plan of allocation for the settlement proceeds and awarded attorneys' fees and expenses to the plaintiffs. On March 18, 2002, the Supreme Court denied all final petitions. As of March 31, 2002, Cendant had deposited cash totaling $1.7 billion to a trust established for the benefit of the plaintiffs in this lawsuit. Cendant will be required to fund the remaining balance of the liability by July 16, 2002.

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

6.   COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2002          2001
                                                           ----------   -----------
     Net income                                            $       43   $        40
     Other comprehensive income (loss):
       Currency translation adjustments                            (1)           (3)
       Unrealized gains (losses) on cash flow
         hedges, net of tax                                        (1)           11
                                                           ----------   -----------
     Total comprehensive income                            $       41   $        48
                                                           ==========   ===========

     The after-tax components of accumulated other comprehensive loss for the three months ended March 31, 2002 are as follows:

                                                          MINIMUM          UNREALIZED         ACCUMULATED
                                        CURRENCY          PENSION        GAINS (LOSSES)          OTHER
                                       TRANSLATION       LIABILITY       ON AVAILABLE-FOR     COMPREHENSIVE
                                       ADJUSTMENTS      ADJUSTMENT       SALE SECURITIES          LOSS
                                    ---------------   ---------------   -----------------   ---------------
     Balance, January 1, 2002       $            (5)  $           (17)  $              16   $            (6)
     Current period change                       (1)                -                  (1)               (2)
                                    ---------------   ---------------   -----------------   ---------------
     Balance, March 31, 2002        $            (6)  $           (17)  $              15   $            (8)
                                    ===============   ===============   =================   ===============

7.   SEGMENT INFORMATION

     Management evaluates each segment's performance based upon earnings before income taxes and non-program related depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------------------
                                                                    2002                          2001
                                                       ---------------------------     --------------------------
                                                                         ADJUSTED                       ADJUSTED
                                                        REVENUES          EBITDA         REVENUES        EBITDA
                                                       -----------     -----------      ---------     -----------
     Real Estate Services                              $       252      $       63      $     222     $        52
     Fleet Management                                          362              24            128               9
                                                       -----------     -----------      ---------     -----------
     Total Reportable Segments                                 614              87            350              61
     Corporate and Other(a)                                      -               -             87              87
                                                       -----------     -----------      ---------     -----------
     Total Company                                     $       614     $        87      $     437     $       148
                                                       ===========     ===========      =========     ===========

     ----------------
    (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                    2002         2001
                                                                 ----------   ----------
     Adjusted EBITDA                                             $       87   $      148
     Non-program related depreciation and amortization                  (15)         (16)
     Other charges                                                        -           (7)
                                                                 ----------   ----------
     Income before income taxes                                  $       72   $      125
                                                                 ==========   ==========

8.   SUBSEQUENT EVENTS

     TERM NOTES. On May 3, 2002, the Company issued $443 million of unsecured term notes with maturities ranging from May 2005 through May 2012. Such notes bear interest at a blended rate of 7.64%.

     REVOLVING CREDIT FACILITIES. On May 3, 2002, the Company terminated $250 million of revolving credit facilities, which were scheduled to mature in November 2002.


                                      ****

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

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are from time to time engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

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

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before income taxes and non-program related depreciation and amortization, adjusted to exclude certain items which are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific. Our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

                                                 REVENUES                                 ADJUSTED EBITDA
                                 -----------------------------------------    -------------------------------------
                                                                   %                                         %
                                    2002            2001         CHANGE          2002         2001         CHANGE
                                 -----------     -----------   -----------    -----------   ----------    ---------
Real Estate Services             $       252     $       222          14%     $       63    $      52          21%
Fleet Management                         362             128           *              24            9           *
                                 -----------     -----------                  -----------   ----------
Total Reportable Segments                614             350                          87           61
Corporate and Other(a)                     -              87           *               -           87           *
                                 -----------     -----------                  -----------   ----------
Total Company                    $       614     $       437          41%     $       87    $     148         (41)%
                                 ===========     ===========                  ===========   ==========

----------------
*    Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses, unallocated corporate overhead and the elimination of transactions between segments.

REAL ESTATE SERVICES
Revenues and EBITDA increased $30 million (14%) and $11 million (21%), respectively. The increase in operating results was primarily driven by continued record growth in mortgage loan production during the first quarter of 2002.

Revenues from mortgage loans sold increased $104 million (119%) and mortgage loans sold increased $2.6 billion (45%) to $8.5 billion. Closed mortgage loans increased $5.0 billion (66%) to $12.6 billion consisting of a $4.4 billion (157%) increase in refinancings and a $630 million increase (13%) in purchase mortgage closings. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing). Partially offsetting unprecedented mortgage loan production was a $66 million decline in net revenues related to the servicing of mortgage loans, as the amortization of mortgage servicing rights assets increased in first quarter 2002, principally due to the substantial increase in refinancing activity. However, recurring servicing fees increased $18 million (23%), and the average servicing portfolio grew $18.1 billion (22%) in first quarter 2002 as a result of the high volume of mortgage loan originations over the last twelve months. Operating and administrative expenses within this segment increased $20 million to support the high volume of mortgage originations and related servicing activities.

FLEET MANAGEMENT
Revenues and Adjusted EBITDA increased $234 million and $15 million, respectively, substantially due to the acquisition of Fleet on March 1, 2001. Fleet's reported operating results were included from the acquisition date and therefore our results in 2001 reflect only one month of Fleet's operations. Accordingly, the acquisition of Fleet contributed incremental revenues of $215 million and an Adjusted EBITDA increase of $10 million in first quarter 2002 compared with first quarter 2001.

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

FINANCIAL CONDITION

                                                         MARCH 31,     DECEMBER 31,
                                                           2002            2001         CHANGE
                                                       -------------   ------------   ------------
Total assets exclusive of assets under
   management and mortgage programs                     $     2,087    $     2,048     $      39
Assets under management and mortgage programs                 7,245          7,544          (299)

Total liabilities exclusive of liabilities
   under management and mortgage programs               $     1,039    $     1,021     $      18
Liabilities under management and mortgage programs            6,475          6,794          (319)
Stockholder's equity                                          1,818          1,777            41

Assets under management and mortgage programs decreased primarily due to a reduction in mortgage loans held for sale. Liabilities under management and mortgage programs decreased principally as a result of a repayment of approximately $480 million of outstanding borrowings under a revolving credit facility, which was partially offset by the issuance of $200 million of commercial paper during first quarter 2002.

The liability resulting from the restructuring plan we committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks approximated $13 million and $19 million as of March 31, 2002 and December 31, 2001, respectively.

The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                               2001                                 BALANCE AT                         BALANCE AT
                           RESTRUCTURING     CASH        OTHER     DECEMBER 31,   CASH        OTHER     MARCH 31,
                              CHARGE       PAYMENTS    REDUCTIONS      2001      PAYMENTS  REDUCTIONS     2002
                           -------------  -----------  ----------  ------------  --------  ----------  ----------
Personnel related          $          11  $         2  $        -  $          9  $      4  $        -  $        5
Asset impairments and
   contract terminations               7            -           6             1         -           1           -
Facility related                      10            1           -             9         1           -           8
                           -------------  -----------  ----------  ------------  --------  ----------  ----------
Total                      $          28  $         3  $        6  $         19  $      5  $        1  $       13
                           =============  ===========  ==========  ============  ========  ==========  ==========

Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. We formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups, and as of March 31, 2002, we had terminated 504 employees. We anticipate the majority of the remaining personnel related costs will be paid during second quarter 2002. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations, as well as available credit and securitization facilities. At March 31, 2002, we had $134 million of cash on hand, an increase of $2 million from $132 million at December 31, 2001. The following table summarizes such increase:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                              --------------------------------
                                                2002        2001       CHANGE
                                              --------    --------    --------
Cash provided by (used in):
    Operating activities                      $    669    $    118    $   551
    Investing activities                          (405)     (1,027)       622
    Financing activities                          (263)        886     (1,149)
Effects of exchange rate changes
   on cash and cash equivalents                      1           4         (3)
                                              --------    --------    --------
Net change in cash and cash equivalents       $      2    $    (19)   $     21
                                              ========    ========    ========

Net cash provided by operating activities increased primarily due to continued growth in our mortgage business, which resulted from an increase of $2.6 billion in mortgage loans sold during first quarter 2002. Net cash used in investing activities decreased primarily due to less cash used for acquisitions during first quarter 2002, partially offset by an increase in cash used to acquire vehicles for our fleet management operations. We used cash in financing activities during first quarter 2002 primarily for the repayment of borrowings under revolving credit facilities as compared to generating cash from financing activities through debt issuances during first quarter 2001.

At March 31, 2002, we had $1.7 billion of available funding arrangements and credit facilities, which consisted of:













                                                                  TOTAL      OUTSTANDING    AVAILABLE
                                                                 CAPACITY    BORROWINGS     CAPACITY
                                                                 --------    ----------     ---------
ASSET-BACKED FUNDING ARRANGEMENTS
    Chesapeake Funding (formerly Greyhound Funding)              $  3,091     $ 3,003       $    88
                                                                 --------      -------       -------
CREDIT FACILITIES
    Maturing in November 2002                                         275           -           275
    Maturing in December 2002                                         100           -           100
    Maturing in February 2004                                         750           -           750
    Maturing in February 2005                                         750         270           480
                                                                 --------     -------       -------
                                                                    1,875         270         1,605
                                                                 --------     -------       -------
                                                                 $  4,966     $ 3,273       $ 1,693
                                                                 ========     =======       =======

On May 3, 2002, we terminated $250 million of revolving credit facilities, which were scheduled to mature in November 2002.

We also currently have $2.4 billion of availability for public debt issuances under shelf registration statements.

Debt related to our management and mortgage programs consisted of:


                                       MARCH 31,   DECEMBER 31,
                                         2002         2001        CHANGE
                                      ----------  -------------   ------
SECURED BORROWINGS
  Term notes                          $    2,710  $       2,638   $   72
  Short-term borrowings                      538            532        6
  Other                                      304            295        9
                                      ----------  -------------   ------
Total secured borrowings                   3,552          3,465       87
                                      ----------  -------------   ------


UNSECURED BORROWINGS
  Medium-term notes                          663            679      (16)
  Short-term borrowings                      404            970     (566)
  Commercial paper                         1,117            917      200
  Other                                       30             32       (2)
                                      ----------  -------------   ------
Total unsecured borrowings                 2,214          2,598     (384)
                                      ----------  -------------   ------
                                      $    5,766  $       6,063   $ (297)
                                      ==========  =============   ======

Our debt related to management and mortgage programs decreased $297 million. Such decrease primarily related to the repayment of $480 million of outstanding borrowings under revolving credit facilities, partially offset by the issuance of $200 million of commercial paper. During first quarter 2002, we also entered into a secured short-term financing agreement to sell mortgage loans under a repurchase arrangement, which is renewable on an annual basis at the discretion of the lender. The loan is collateralized by the underlying mortgage loans held in safekeeping by the custodian to the agreement. The total commitment under the agreement is $100 million. Mortgage loans financed under this agreement at March 31, 2002 totaled $62 million. During first quarter 2002, the approximate weighted average interest rate on borrowings under this agreement was 2.89%. The related debt is recorded as a component of secured short-term borrowings.

On May 3, 2002, we issued $443 million of unsecured term notes with maturities ranging from May 2005 through May 2012. Such notes bear interest at a blended rate of 7.64%.

In addition to our on-balance sheet borrowings and available credit facilities, we securitize certain financial assets. As of March 31, 2002, we were servicing $521 million of relocation receivables sold to a special purpose entity. The maximum funding capacity under the relocation securitization facility is $650 million and as of March 31, 2002, we had available capacity of $173 million. We were also servicing approximately $1.9 billion of mortgage loans sold to a special purpose entity as of March 31, 2002. The maximum funding capacity through this special purpose entity is $3.2 billion and as of March 31, 2002, we had available capacity of approximately $1.3 billion. In addition to the mortgage loans sold to the special purpose entity, as of March 31, 2002, we were servicing $100.4 billion of mortgage loans sold to the secondary market.

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity could be adversely affected by a deterioration in the performance of the underlying assets of management and mortgage programs. Our liquidity is also highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as a servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of March 31, 2002, we were in compliance with all covenants under these facilities.

Currently our credit ratings are as follows:


                                    MOODY'S
                                   INVESTOR       STANDARD        FITCH
                                    SERVICE       & POOR'S       RATINGS
                                    -------       --------       -------
Senior debt                           Baa1           A-            BBB+
Short-term debt                       P-2           A-2            F-2


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

     o the resolution or outcome of Cendant's unresolved pending litigation relating to its previously announced accounting irregularities and other related litigation;

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

     o our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

See Exhibit Index

(b)      REPORTS ON FORM 8-K

On February 21, 2002, we filed a current report on Form 8-K to report under Item 5 the completion of a $750 million revolving credit facility.

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


                                       CENDANT CORPORATION

                                       /S/ DUNCAN H. COCROFT
                                       --------------------------
                                       Duncan H. Cocroft
                                       Executive Vice President and
                                       Chief Financial Officer



                                       /S/ JOHN T. MCCLAIN
                                       --------------------------
                                       John T. McClain
                                       Senior Vice President, Finance and
                                       Corporate Controller




Date:   May 9, 2002

                                  EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  3.1            Charter of PHH Corporation, as amended August 23, 1996 (Incorporated by reference to Exhibit 3-1 to the Company's' Transition Report on
                 Form 10-K filed on July 29, 1997).

  3.2            By-laws of PHH Corporation, as amended October (Incorporated by reference to Exhibit 3-1 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1997).

  12             Statement Re: Computation of Ratio of Earnings to Fixed Charges.

  15             Letter Re: Unauditied Interim Financial Information.