Form 10-Q
period 2002-06-30
PHH CORP
filed 2002-08-14
CIK 77776

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                           Commission File No. 1-7797

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes /X/ No / /

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

================================================================================

                        PHH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I   Financial Information

Item 1.  Financial Statements

         Independent Accountants' Report                                        1

         Consolidated Condensed Statements of Income for the three and
         six months ended June 30, 2002 and 2001                                2

         Consolidated Condensed Balance Sheets as of June 30, 2002 and
         December 31, 2001                                                      3

         Consolidated Condensed Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001                                           4

         Notes to Consolidated Condensed Financial Statements                   5

Item 2.  Management's Narrative and Analysis of Financial Condition
         and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks           17

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                      18

         Signatures                                                            19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of PHH Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of June 30, 2002, and the related consolidated condensed statements of income and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 12, 2002

                        PHH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (IN MILLIONS)

                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30
                                                        ------------------   ----------------
                                                          2002      2001       2002     2001
                                                        -------   --------   -------  -------
REVENUES
  Service fees, net                                     $   337   $    359   $   633  $   598
  Fleet leasing                                             327        336       645      449
  Other                                                       -          -         -       85
                                                        -------   --------   -------  -------
Net revenues                                                664        695     1,278    1,132
                                                        -------   --------   -------  -------
EXPENSES
  Operating                                                 174        173       335      305
  Vehicle depreciation, lease charges and interest,
   net                                                      296        317       584      422
  General and administrative                                 75         73       153      125
  Non-program related depreciation and amortization          16         19        30       35
  Other charges                                               1          1         1        8
                                                        -------   --------   -------  -------
Total expenses                                              562        583     1,103      895
                                                        -------   --------   -------  -------

INCOME BEFORE INCOME TAXES                                  102        112       175      237
Provision for income taxes                                   41         45        70       95
                                                        -------   --------   -------  -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES        61         67       105      142
Cumulative effect of accounting changes, net of tax           -          -         -      (35)
                                                        -------   --------   -------  -------
NET INCOME                                              $    61   $     67   $   105  $   107
                                                        =======   ========   =======  =======

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             JUNE 30,   DECEMBER 31,
                                                                               2002         2001
                                                                            ----------  ------------
ASSETS
   Cash and cash equivalents                                                $      173  $        132
   Receivables, net                                                                513           477
   Property and equipment, net                                                     183           191
   Available-for-sale debt securities                                              116           131
   Goodwill, net                                                                   666           627
   Other assets                                                                    634           490
                                                                            ----------  ------------
Total assets exclusive of assets under programs                                  2,285         2,048
                                                                            ----------  ------------
Assets under management and mortgage programs
   Mortgage loans held for sale                                                    800         1,244
   Relocation receivables                                                          231           292
   Vehicle-related, net                                                          3,987         3,971
   Mortgage servicing rights                                                     2,217         2,037
                                                                            ----------  ------------
                                                                                 7,235         7,544
                                                                            ----------  ------------
TOTAL ASSETS                                                                $    9,520  $      9,592
                                                                            ==========  ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Accounts payable and other liabilities                                   $      996  $        940
   Deferred income                                                                  17            51
   Deferred income taxes                                                            31            30
                                                                            ----------  ------------
Total liabilities exclusive of liabilities under programs                        1,044         1,021
                                                                            ----------  ------------
Liabilities under management and mortgage programs
   Debt                                                                          5,882         6,063
   Deferred income taxes                                                           706           731
                                                                            ----------  ------------
                                                                                 6,588         6,794
                                                                            ----------  ------------
Commitments and contingencies (Note 5)

Stockholder's equity
   Preferred stock - authorized 3 million shares; none issued and
     outstanding                                                                     -             -
   Common stock, no par value - authorized 75 million shares; issued and
   outstanding 1,000 shares                                                        800           800
   Retained earnings                                                             1,088           983
   Accumulated other comprehensive loss                                              -            (6)
                                                                            ----------  ------------
Total stockholder's equity                                                       1,888         1,777
                                                                            ----------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $    9,520  $      9,592
                                                                            ==========  ============

            See Notes to Consolidated Condensed Financial Statements.

                        PHH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                   2002        2001
                                                                                ---------   ----------
OPERATING ACTIVITIES
Net income                                                                      $     105   $      107
Adjustments to arrive at income before cumulative effect of accounting
   changes                                                                              -           35
                                                                                ---------   ----------
Income before cumulative effect of accounting changes                                 105          142

Adjustments to reconcile income before cumulative effect of accounting changes to net cash provided by operating activities:
   Non-program related depreciation and amortization                                   30           35
   Deferred income taxes                                                              (24)          27
   Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
     Receivables                                                                      (33)         (36)
     Income taxes                                                                      89           48
     Accounts payable and other liabilities                                            (1)          58
     Other, net                                                                       (60)          23
                                                                                ---------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES EXCLUSIVE OF MANAGEMENT
   AND MORTGAGE PROGRAMS                                                              106          297
                                                                                ---------   ----------
MANAGEMENT AND MORTGAGE PROGRAMS:
   Depreciation and amortization                                                      739          473
   Origination of mortgage loans                                                  (17,736)     (18,487)
   Proceeds on sale of and payments from mortgage loans held for sale              18,212       18,551
                                                                                ---------   ----------
                                                                                    1,215          537
                                                                                ---------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,321          834
                                                                                ---------   ----------
INVESTING ACTIVITIES
Property and equipment additions                                                      (20)         (32)
Net assets acquired (net of cash acquired) and acquisition-related payments            (8)        (811)
Other, net                                                                            (33)         (26)
                                                                                ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES EXCLUSIVE OF MANAGEMENT
   AND MORTGAGE PROGRAMS                                                              (61)        (869)
                                                                                ---------   ----------
MANAGEMENT AND MORTGAGE PROGRAMS:
   Investment in vehicles                                                          (4,019)      (2,535)
   Payments received on investment in vehicles                                      3,452        1,823
   Equity advances on homes under management                                       (2,909)      (3,026)
   Repayment on advances on homes under management                                  2,974        3,017
   Additions to mortgage servicing rights and related hedges, net                    (377)        (335)
   Proceeds from sales of mortgage servicing rights                                     9           26
                                                                                ---------   ----------
                                                                                     (870)      (1,030)
                                                                                ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                                (931)      (1,899)
                                                                                ---------   ----------
FINANCING ACTIVITIES
Net intercompany funding from Parent                                                    -          138
Payment of dividends                                                                  (39)         (36)
Other, net                                                                             (3)         (17)
                                                                                ---------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES EXCLUSIVE OF MANAGEMENT
   AND MORTGAGE PROGRAMS                                                              (42)          85
                                                                                ---------   ----------
MANAGEMENT AND MORTGAGE PROGRAMS:
   Proceeds from borrowings                                                         6,576        3,476
   Principal payments on borrowings                                                (6,844)      (2,662)
   Net change in short-term borrowings                                                (36)          62
                                                                                ---------   ----------
                                                                                     (304)         876
                                                                                ---------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (346)         961
                                                                                ---------   ----------
Effect of changes in exchange rates on cash and cash equivalents                       (3)           1
                                                                                ---------   ----------
Net increase (decrease) in cash and cash equivalents                                   41         (103)
Cash and cash equivalents, beginning of period                                        132          288
                                                                                ---------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     173   $      185
                                                                                =========   ==========

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

     CHANGES IN ACCOUNTING POLICIES
     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. Prior to the adoption of SFAS No. 142, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Subsequent to the adoption, the Company did not amortize any goodwill or indefinite-lived intangible assets during 2002.

     In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities, including restructurings, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred, as opposed to a liability being recognized at the time of a commitment to an exit plan, which was the standard for liability recognition under EITF Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or results of operations.

2.   INTANGIBLE ASSETS

     Intangible assets consisted of:

                                         JUNE 30, 2002          DECEMBER 31, 2001
                                    ----------------------   ----------------------
                                     GROSS                    GROSS
                                    CARRYING   ACCUMULATED   CARRYING  ACCUMULATED
                                     AMOUNT   AMORTIZATION    AMOUNT   AMORTIZATION
                                    --------  ------------   --------  ------------
     AMORTIZED INTANGIBLE ASSETS
       Customer lists (a)           $     43  $          3   $     43  $          2
       Other (a)                           3             2          -             -
                                    --------  ------------   --------  ------------
       Customer lists (a)           $     46  $          5   $     43  $          2
                                    ========  ============   ========  ============

     UNAMORTIZED INTANGIBLE ASSETS
        Goodwill                    $    666                 $    648  $         21
                                    --------                 --------  ------------
        Trademarks (a)              $     18                 $     43  $          3
        Other (a)                          -                       10             -
                                    --------                 --------  ------------
                                    $     18                 $     53  $          3
                                    ========                 ========  ============

---------

     (a) Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.

     Additionally, the Company's mortgage servicing rights portfolio, including qualifying hedges, approximated $2.2 billion and $2.0 billion as of June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the Company generated $429 million of mortgage servicing rights, with a weighted average amortization period of approximately eight years. In addition, the carrying value of the mortgage servicing rights portfolio was reduced by amortization and valuation adjustments of $259 million.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                            BALANCE     GOODWILL           BALANCE
                             AS OF      ACQUIRED            AS OF
                           JANUARY 1,    DURING            JUNE 30,
                             2002         2002     OTHER     2002
                           ----------   --------   -----   --------
     Real Estate Services  $       45   $      5   $  28   $     78
     Fleet Management             582          6       -        588
                           ----------   --------   -----   --------
     Total Company         $      627   $     11   $  28   $    666
                           ==========   ========   =====   ========

     Amortization expense relating to all intangible assets (including mortgage servicing rights) during the three and six months ended June 30, 2002 was approximately $83 million and $177 million, respectively. Amortization expense relating to all intangible assets (including mortgage servicing rights) during the three and six months ended June 30, 2001 was approximately $74 million and $119 million, respectively, including the amortization of goodwill and trademarks of $5 million and $6 million, respectively. Based on the Company's amortizable intangible assets as of June 30, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $187 million, $329 million, $295 million, $267 million, $243 million and $220 million.

     Had the Company applied the non-amortization provisions of SFAS No. 142 for the three and six months ended June 30, 2001, net income would have been as follows:

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                      JUNE 30, 2001      JUNE 30, 2001
                                                    ------------------  ----------------
     Reported net income                            $               67  $            107
     Add back: Goodwill amortization, net of tax                     5                 6
                                                    ------------------  ----------------
     Pro forma net income                           $               72  $            113
                                                    ==================  ================

3.   FOURTH QUARTER 2001 RESTRUCTURING

     The liability resulting from the Company's restructuring plan committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks is classified as a component of accounts payable and other liabilities. The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

                                 2001                               BALANCE AT                         BALANCE AT
                             RESTRUCTURING     CASH        OTHER   DECEMBER 31,    CASH      OTHER      JUNE 30,
                                CHARGE       PAYMENTS   REDUCTIONS      2001     PAYMENTS  REDUCTIONS     2002
                             -------------  ----------  ---------  ------------  --------  ----------  ----------
     Personnel related       $          11  $        2  $        - $          9  $      6  $        -  $        3
     Asset impairments and
      contract terminations              7           -           6            1         -           1           -
     Facility related                   10           1           -            9         2           -           7
                             -------------  ----------  ---------  ------------  --------  ----------  ----------
     Total                   $          28  $        3  $        6 $         19  $      8  $        1  $       10
                             =============  ==========  ========== ============  ========  ==========  ==========

     Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups and as of June 30, 2002, the Company had terminated approximately 650 employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of June 30, 2002. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

4.   LIABILITIES UNDER MANAGEMENT AND MORTGAGE PROGRAMS

     Debt under management and mortgage programs consisted of:

                                                       JUNE 30,  DECEMBER 31,
                                                         2002       2001
                                                       --------  ------------
     SECURED BORROWINGS
       Term notes (a)                                  $  2,740  $      2,638
       Short-term borrowings (b)                            492           532
       Other                                                303           295
                                                       --------  ------------
     Total secured borrowings                             3,535         3,465
                                                       --------  ------------
     UNSECURED BORROWINGS
       Medium-term notes (c)                              1,232           679
       Short-term borrowings (d)                            191           970
       Commercial paper                                     895           917
     Other                                                   29            32
                                                       --------  ------------
     Total unsecured borrowings                           2,347         2,598
                                                       --------  ------------
                                                       $  5,882  $      6,063
                                                       ========  ============

----------
     (a) The balance at June 30, 2002 primarily represents borrowings \ outstanding under the Company's Chesapeake Funding (formerly Greyhound Funding) program.
     (b) The balance at June 30, 2002 principally relates to mortgage loans sold under repurchase agreements.
     (c) The balance at June 30, 2002 reflects the issuance during second quarter 2002 of (i) $443 million of unsecured medium-term notes with maturities ranging from May 2005 through May 2012 and (ii) $128 million of unsecured medium-term notes with maturities ranging from June 2005 to June 2017, of which approximately $85 million may be subject to repurchase by the Company in third quarter 2002.
     (d) The balance at June 30, 2002 reflects the repayment of $750 million during second quarter 2002 of outstanding borrowings under a revolving credit facility scheduled to mature in February 2005.

     As of June 30, 2002, the Company had an additional $500 million of available capacity under the Chesapeake Funding program to fund vehicles under management programs and related receivables. Additionally, the Company has $299 million of available capacity under its mortgage warehouse facilities.

     During first quarter 2002, the Company renewed its $750 million credit facility, which matured in February 2002. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2004. PHH is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. During second quarter 2002, the Company terminated $250 million of its revolving credit facilities, which were scheduled to mature in November and December 2002. As of June 30, 2002, there were no outstanding borrowings under any of the Company's credit facilities and the Company had approximately $1.6 billion of availability under these facilities and $2.2 billion of availability for public debt issuances under its shelf registration statements. The Company was in compliance with all of the related debt covenants as of June 30, 2002.

     OTHER SECURITIZATION FACILITIES
     As of June 30, 2002, the Company was servicing $590 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through this special purpose entity is $600 million and, as of June 30, 2002, the Company had available capacity of $85 million under this facility. Gains recognized on the securitization of relocation receivables during the three and six months ended June 30, 2002 and 2001 were not material.

     As of June 30, 2002, the Company was also servicing approximately $1.6 billion of mortgage loans sold to a special purpose entity on a non-recourse basis. In addition to the mortgage loans sold to the special purpose entity, as of June 30, 2002, the Company was servicing $106 billion of mortgage loans sold to the secondary market, substantially all of which were sold on a non-recourse basis. The maximum funding capacity through this special purpose entity is $3.2 billion and, as of June 30, 2002, the Company had available capacity of approximately $1.6 billion. In addition to the capacity through the special purpose entity, the Company has the capacity, under a registration statement with the Securities and Exchange Commission, to securitize approximately $1.0 billion of mortgage loans. During the three months ended June 30, 2002 and 2001, the Company recognized pre-tax gains of $76 million and $125 million, respectively, on $8.1 billion and $9.9 billion, respectively, of mortgage loans sold into the secondary market. During the six months ended June 30, 2002 and 2001, the Company recognized pre-tax gains of $199 million and $209 million, respectively, on $16.7 billion and $15.8 billion, respectively, of mortgage loans sold into the secondary market. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

5.   COMMITMENTS AND CONTINGENCIES

     The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

     The Company is involved in pending litigation in the usual course of business. In the opinion of management, such other litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     PARENT COMPANY LITIGATION
     On March 18, 2002, the Supreme Court denied all final petitions relating to Cendant's principal securities class action lawsuit. As of December 31, 2001, Cendant deposited cash totaling $1.41 billion to a trust established for the benefit of the plaintiffs in the lawsuit. Cendant made an additional payment of $250 million during March 2002 and funded the remaining balance of the liability with a cash payment of $1.2 billion on May 24, 2002. Cendant has no remaining liability relating to its principal securities class action lawsuit.

6.   COMPREHENSIVE INCOME

     The components of comprehensive income are summarized as follows:

                                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                          ------------------  ----------------
                                                            2002      2001     2002      2001
                                                          --------   -------  ------   -------
     Net income                                           $     61   $    67  $  105       107
     Other comprehensive income (loss):
       Currency translation adjustments                          5         1       4        (2)
       Unrealized gains on cash flow hedges, net of tax          8         -       8         -
       Unrealized gains (losses) on marketable
         securities, net of tax                                 (5)        4      (6)       15
                                                          --------   -------  ------   -------
     Total comprehensive income                           $     69   $    72  $  111   $   120
                                                          ========   =======  ======   =======

     The after-tax components of accumulated other comprehensive loss for the six months ended June 30, 2002 are as follows:

                                              UNREALIZED    MINIMUM       UNREALIZED       ACCUMULATED
                                 CURRENCY       GAINS       PENSION     GAINS (LOSSES)      OTHER
                               TRANSLATION  AND CASH FLOW  LIABILITY   ON AVAILABLE-FOR- COMPREHENSIVE
                               ADJUSTMENTS     HEDGES      ADJUSTMENT   SALE SECURITIES   INCOME (LOSS)
                               -----------  -------------  ----------  ---------------   --------------
     Balance, January 1, 2002  $        (5) $           -  $      (17) $            16   $           (6)
     Current period change               4              8           -               (6)               6
                               -----------  -------------  ----------  ---------------   --------------
     Balance, June 30, 2002    $        (1) $           8  $      (17) $            10   $            -
                               ===========  =============  ==========  ===============   ==============

7.   SEGMENT INFORMATION

     Management evaluates each segment's performance based upon earnings before income taxes and non-program related depreciation and amortization, both of which are not measured in assessing segment performance or are not segment specific. Such measure is then adjusted to exclude certain items which are of a non-recurring or unusual nature and are also not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

                                          THREE MONTHS ENDED JUNE 30,
                                 -------------------------------------------
                                            2002                2001
                                 ----------------------  -------------------
                                               ADJUSTED             ADJUSTED
                                   REVENUES     EBITDA   REVENUES    EBITDA
                                 -----------   --------  --------   --------
     Real Estate Services        $       289   $     91  $    304   $    108
     Fleet Management                    375         29       391         25
                                 -----------   --------  --------   --------
     Total Reportable Segments           664        120       695        133
     Corporate and Other(a)                -         (1)        -         (1)
                                 -----------   --------  --------   --------
     Total Company               $       664   $    119  $    695   $    132
                                 ===========   ========  ========   ========





                                           SIX MONTHS ENDED JUNE 30,
                                 -------------------------------------------
                                           2002                 2001
                                 ----------------------  -------------------
                                               ADJUSTED             ADJUSTED
                                   REVENUES     EBITDA   REVENUES    EBITDA
                                 -----------   --------  --------   --------
     Real Estate Services        $       541   $    156  $    527   $    161
     Fleet Management                    737         52       520         34
                                 -----------   --------  --------   --------
     Total Reportable Segments         1,278        208     1,047        195
     Corporate and Other(a)                -         (2)       85         85
                                 -----------   --------  --------   --------
     Total Company               $     1,278   $    206  $  1,132   $    280
                                 ===========   ========  ========   ========

---------
     (a) Included in Corporate and Other are the results of operations of the Company's non-strategic businesses and unallocated corporate overhead.

     Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest.

                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                        ------------------   ----------------
                                                         2002        2001     2002     2001
                                                        ------      ------   ------   -------
     Adjusted EBITDA                                    $  119      $  132   $  206   $   280
     Non-program related depreciation and amortization     (16)        (19)     (30)      (35)
     Other charges                                          (1)         (1)      (1)       (8)
                                                        ------      ------   ------   -------
     Income before income taxes                         $  102      $  112   $  175   $   237
                                                        ======      ======   ======   =======

                                      ****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN MILLIONS.

We are a provider of relocation, mortgage and fleet management services. Our Real Estate Services segment provides homebuyers with mortgages and facilitates employee relocations and our Fleet Management Services segment provides fleet management and fuel card services to corporate clients and government agencies.

We seek organic growth augmented by the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. As a result, we are from time to time engaged in a number of preliminary discussions concerning possible acquisitions, divestitures, joint ventures and/or related corporate transactions. We intend to continually explore and conduct discussions with regard to such transactions.

RESULTS OF REPORTABLE SEGMENTS

The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before income taxes and non-program related depreciation and amortization, both of which are not measured in assessing segment performance or are not segment specific. Such measure is then adjusted to exclude certain items which are of a non-recurring or unusual nature and are also not measured in assessing segment performance or are not segment specific. Management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

                                       REVENUES                     ADJUSTED EBITDA
                            -----------------------------   ----------------------------
                                                     %                               %
                              2002       2001      CHANGE     2002       2001     CHANGE
                            ---------  --------    ------   -------   ---------   ------
Real Estate Services        $     289  $    305        (5)% $    91   $     108      (16)%
Fleet Management                  375       391        (4)       29          25       16
                            ---------  --------             -------   ---------
Total Reportable Segments         664       696       120       133
Corporate and Other (a)             -        (1)         *       (1)         (1)        *
                            ---------  --------             -------   ---------
Total Company               $     664  $    695        (4)% $   119   $     132      (10)%
                            =========  ========             =======   =========

---------
*    Not meaningful.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses and unallocated corporate overhead.

REAL ESTATE SERVICES
Revenues and Adjusted EBITDA decreased $16 million (5%) and $17 million (16%) primarily due to a $19 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. Partially offsetting the decline in revenue from relocation activities was an overall increase in revenues from mortgage-related activities

Revenues from mortgage loans sold increased $18 million (11%) in second quarter 2002 compared with the prior year quarter, as a 59 basis point increase in the average origination margin more than offset a $1.8 billion (18%) reduction in mortgage loans sold. Closed mortgage loans increased $606 million (5%) to $12.4 billion, substantially due to an increase in the volume of purchase mortgage closings. Purchase mortgage closings grew 14% to $8.2 billion, while refinancings declined from $4.7 billion to $4.3 billion. A significant portion of mortgages closed in any quarter will generate revenues in future periods as such loans are packaged and sold (revenues are recognized upon the sale of the loan, typically 45-60 days after closing).

Net revenues from servicing mortgage loans declined $15 million. Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $18 million (21%) due to a quarter-over-quarter increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization and a reduction in the valuation of our mortgage servicing rights portfolio due to the high levels of current and projected loan prepayments, resulting from a lower interest rate environment.

FLEET MANAGEMENT
Revenues decreased $16 million, while Adjusted EBITDA increased $4 million substantially due to lower interest rates charged to our clients.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

                                       REVENUES                    ADJUSTED EBITDA
                            -----------------------------   ----------------------------
                                                      %                              %
                               2002      2001      CHANGE     2002      2001      CHANGE
                            ---------  --------    ------   -------   ---------   ------
Real Estate Services        $     541  $    527         3%  $   156   $     161       (3)%
Fleet Management                  737       520          *       52          34         *
                            ---------  --------             -------   ---------
Total Reportable Segments       1,278     1,047                 208         195
Corporate and Other (a)             -        85          *       (2)         85         *
                            ---------  --------             -------   ---------
Total Company               $   1,278  $  1,132          *  $   206   $     280         *
                            =========  ========             =======   =========

---------
* Not meaningful as periods are not comparable due to the acquisition of Fleet on March 1, 2001.
(a) Included in Corporate and Other are the results of operations of our non-strategic businesses and unallocated corporate overhead.

REAL ESTATE SERVICES
Revenues increased $14 million (3%), while Adjusted EBITDA decreased $5 million (3%) primarily due to a $25 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. Partially offsetting the decline in revenue from relocation activities was an overall increase in revenues from mortgage-related activities

Revenues from mortgage loans sold increased $118 million (47%) in six months 2002 versus the comparable prior year period due to an $838 million (5%) increase in the volume of loans sold and a 63 basis point increase in the average origination margin. The increased margin on the sale of mortgage loans to the secondary market is consistent with higher mortgage loan production environments. Closed mortgage loans in six months 2002 increased $5.6 billion (29%) to $25.1 billion, consisting of a $1.6 billion (14%) increase in purchase mortgage closings and a $4.0 billion (53%) increase in refinancings.

Net revenues from mortgage servicing declined $83 million in six months 2002 versus the comparable prior year period. Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $35 million (21%) due to a corresponding 21% increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization and a reduction in the valuation of our mortgage servicing rights portfolio due to the high levels of current and projected loan prepayments and refinancing activity, resulting from a lower interest rate environment.

FLEET MANAGEMENT
Revenues and Adjusted EBITDA increased $217 million and $18 million, respectively, substantially due to the acquisition of Fleet on March 1, 2001. Fleet's reported operating results were included from the acquisition date and, therefore, our results in 2001 reflect only four months of Fleet's operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We purchase assets, or finance the purchase of assets, on behalf of our clients. We seek to manage the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar terms and interest rate characteristics. We classify these activities as assets under management and mortgage programs and liabilities under management and mortgage programs.

Such activities are conducted and managed by legally separate finance and/or mortgage companies. Accordingly, the financial results of our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. We believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001      CHANGE
                                                             ----------  ------------  ------
Total assets exclusive of assets under management and
  mortgage programs                                          $    2,285  $      2,048  $  237
Assets under management and mortgage programs                     7,235         7,544    (309)

Total liabilities exclusive of liabilities under management
  and mortgage programs                                      $    1,044  $      1,021  $   23
Liabilities under management and mortgage programs                6,588         6,794    (206)
Stockholder's equity                                              1,888         1,777     111

Total assets exclusive of assets under management and mortgage programs increased primarily due to (i) the recognition of mortgage loans previously sold to the Government National Mortgage Association ("GNMA") that, because of delinquency, we now have the option to repurchase from the GNMA pool and (ii) an increase in cash (see "Liquidity and Capital Resources" below for a detailed discussion of such increase).

Assets under management and mortgage programs decreased principally due to a reduction of $444 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans, partially offset by the addition of $180 million of mortgage servicing rights (net of related amortization and valuation adjustments).

Liabilities under management and mortgage programs decreased primarily due to
(i) the repayment of $750 million of outstanding borrowings under our revolving credit facilities and (ii) a decrease of $104 million in secured short-term mortgage borrowings due to lower mortgage warehousing needs. Such decreases were partially offset by (i) the issuance during 2002 of $571 million of unsecured term notes bearing interest, (ii) a net issuance of $102 million in secured term notes under the Chesapeake Funding program and (iii) $64 million of borrowings to fund relocation receivables.

Stockholders' equity increased primarily due to $105 million of net income generated during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities.

CASH FLOWS
At June 30, 2002, we had $173 million of cash on hand, an increase of $41 million from $132 million at December 31, 2001. The following table summarizes such increase:

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------
                                                                   2002      2001      CHANGE
                                                                ---------  --------  ---------
Cash provided by (used in):
  Operating activities                                          $   1,321  $    834  $     487
  Investing activities                                               (931)   (1,899)       968
  Financing activities                                               (346)      961     (1,307)
Effects of exchange rate changes on cash and cash equivalents          (3)        1         (4)
                                                                ---------  --------  ---------
Net change in cash and cash equivalents                         $      41  $   (103) $     144
                                                                =========  ========  =========

Net cash provided by operating activities increased primarily due to continued growth in our mortgage business, which resulted from an increase in the volume of mortgage loans sold during six months ended June 30, 2002. Net cash used in investing activities decreased primarily due to less cash used
(i) for acquisitions and (ii) to acquire vehicles for our fleet management operations. We used cash in financing activities during six months ended June 30, 2002 primarily for the repayment of borrowings under revolving credit facilities as compared to generating cash from financing activities through debt issuances during the six months ended June 30, 2001.

Also, during the six months ended June 30, 2002, we made cash payments of $6 million and $2 million for personnel related and facility related costs, respectively, resulting from the restructuring charge we recorded in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11th terrorist attacks. Such liability approximated $10 million as of June 30, 2002. As of June 30, 2002, the initiatives committed to by management in this restructuring plan were substantially completed. The majority of the remaining personnel related costs are expected to be paid by the end of fourth quarter 2002.

Capital expenditures during the six months ended June 30, 2002 amounted to $20 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments during 2002 of approximately $60 million.

AVAILABLE CREDIT AND SECURITIZATION FACILITIES
At June 30, 2002, we had approximately $2.4 billion of available funding arrangements and credit facilities.

                                                    TOTAL     OUTSTANDING   AVAILABLE
                                                   CAPACITY    BORROWINGS   CAPACITY
                                                  ----------  -----------   ---------
ASSET-BACKED FUNDING ARRANGEMENTS
 Chesapeake Funding (formerly Greyhound Funding)  $    3,536  $     3,036   $     500
 Mortgage warehouse facilities                           600          301         299
                                                  ----------  -----------   ---------
 Chesapeake Funding (formerly Greyhound Funding)  $    4,136  $     3,337   $     799
                                                  ----------  -----------   ---------
CREDIT FACILITIES
 Maturing in November 2002                               125            -         125
 Maturing in February 2004                               750            -         750
 Maturing in February 2005                               750            -         750
                                                  ----------  -----------   ---------
                                                       1,625            -       1,625
                                                  ----------  -----------   ---------
                                                  $    5,761  $     3,337   $   2,424
                                                  ==========  ===========   =========

We also sell a significant portion of residential mortgage loans generated in our mortgage business and receivables generated in our relocation business into securitization entities, generally on a non-recourse basis, as part of our financing strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation receivables. The investors generally have no recourse to our other assets for failure of debtors to pay when due.

As of June 30, 2002, we were servicing $590 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through this special purpose entity is $600 million and, as of June 30, 2002, we had available capacity of $85 million under this facility. We were also servicing approximately $1.6 billion of mortgage loans sold to a special purpose entity as of June 30, 2002. In addition to the mortgage loans sold to the special purpose entity, as of June 30, 2002, we were servicing $106 billion of mortgage loans sold to the secondary market. The maximum funding capacity through this special purpose entity is $3.2 billion and, as of June 30, 2002, we had available capacity of approximately $1.6 billion. In addition to the capacity through the special purpose entity, we have the capacity, under a registration statement with the Securities and Exchange Commission, to securitize approximately $1.0 billion of mortgage loans. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

FINANCIAL OBLIGATIONS
At June 30, 2002, we had approximately $5.9 billion of indebtedness, which consisted of:

                              JUNE 30,    DECEMBER 31,
                                2002          2001        CHANGE
                            ------------  ------------   ---------
SECURED BORROWINGS
  Term notes                $      2,740  $      2,638   $     102
  Short-term borrowings              492           532         (40)
  Other                              303           295           8
                            ------------  ------------   ---------
Total secured borrowings           3,535         3,465          70
                            ------------  ------------   ---------

UNSECURED BORROWINGS
  Medium-term notes                1,232           679         553
  Short-term borrowings              191           970        (779)
  Commercial paper                   895           917         (22)
  Other                               29            32          (3)
                            ------------  ------------   ---------
Total unsecured borrowings         2,347         2,598        (251)
                            ------------  ------------   ---------
                            $      5,882  $      6,063   $    (181)
                            ============  ============   =========

Our debt decreased $181 million primarily due to (i) the repayment of $750 million of outstanding borrowings under our revolving credit facilities and (ii) a decrease of $104 million in secured short-term mortgage borrowings due to lower mortgage warehousing needs. Such decreases were partially offset by (i) the issuance during 2002 of $571 million of unsecured term notes bearing interest, (ii) a net issuance of $102 million in secured term notes under the Chesapeake Funding program and (iii) $64 million of borrowings to fund relocation receivables.

We also currently have $2.2 billion of availability for public debt issuances under shelf registration statements.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as our ability to generate cash flows from operating activities may be reduced due to those unfavorable conditions. Additionally, our liquidity could be adversely affected by deterioration in the performance of the underlying assets of our management and mortgage programs. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and, as of June 30, 2002, we were in compliance with all covenants under these facilities.

Currently our credit ratings are as follows:

                 MOODY'S
                 INVESTOR  STANDARD    FITCH
                  SERVICE  & POOR'S   RATINGS
                 --------  --------   -------
Senior debt          Baa1        A-      BBB+
Short-term debt       P-2       A-2       F-2

A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

     - the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;
     - the effects of changes in current interest rates, particularly on our mortgage business;
     - the resolution or outcome of Cendant's unresolved pending litigation relating to its previously announced accounting irregularities and other related litigation;
     - our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
     - competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
     - failure to reduce quickly our substantial technology costs in response to a reduction in revenue;
     - our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;
     - our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;
     - our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
     - and changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows and that the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential loss in earnings resulting from the impact of a 10% increase and decrease in interest rates was $39 million and $53 million, respectively, for the six months ended June 30, 2002.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

See Exhibit Index

(b)  REPORTS ON FORM 8-K

On June 4, 2002, we filed a current report on Form 8-K to report under Item 5 that we have entered into a Selling Agent Agreement and Supplemental Indenture No. 3 in connection with the PHH Internotes(R) offering.

On June 21, 2002, we filed a current report on Form 8-K to include under Item 5 our presentation at the Annual Internotes Dealer Conference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CENDANT CORPORATION

                                            /s/ Duncan H. Cocroft
                                            ------------------------------------
                                            Duncan H. Cocroft
                                            Executive Vice President and
                                            Chief Financial Officer


                                            /s/ John T. Mcclain
                                            ------------------------------------
                                            John T. McClain
                                            Senior Vice President, Finance and
                                            Corporate Controller

Date:  August 14, 2002

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

   4.1      PHH Corporation $443 million Note Purchase Agreement dated as of May
            3, 2002.

   4.2      Supplemental Indenture No. 3 dated as of May 30, 2002 to the Senior
            Debt Securities Indenture dated as of November 6, 2000 between PHH
            Corporation and Bank One Trust Company, N.A., as Trustee
            (incorporated by reference to Exhibit 4.1 to PHH Corporation's
            Current Report on Form 8-K dated June 4, 2002).

   12       Statement Re: Computation of Ratio of Earnings to Fixed Charges.

   15       Letter Re: Unaudited Interim Financial Information.