Form 10-Q
period 2002-09-30
PHH CORP
filed 2002-11-04
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
Commission File No. 1-7797

PHH Corporation
(Exact name of Registrant as specified in its charter)

Maryland	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1 Campus Drive Parsippany, New Jersey	07054
(Address of principal executive office)	(Zip Code)
(973) 428-9700 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☒    No ☐

        The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PHH Corporation and Subsidiaries

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholder of
PHH Corporation
Parsippany, New Jersey

        We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of September 30, 2002, the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002 (February 21, 2002 as to Note 19), we expressed an unqualified opinion (and included an explanatory paragraph with respect to the modification of the accounting for interest income and impairment of beneficial interests in securitization transactions and the accounting for derivative instruments and hedging activities, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 1, 2002

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues
Service fees, net	$119	$374	$748	$973
Fleet leasing	319	325	964	774
Other	—	—	—	84

Net revenues	438	699	1,712	1,831

Expenses
Operating	208	157	540	462
Vehicle depreciation, lease charges and interest, net	290	307	874	729
General and administrative	76	76	229	201
Non-program related depreciation and amortization	15	20	46	55
Other charges	—	—	—	8

Total expenses	589	560	1,689	1,455

Income (loss) before income taxes and minority interest	(151)	139	23	376
Provision (benefit) for income taxes	(61)	55	9	151
Minority interest, net of tax	1	1	1	1

Income (loss) before cumulative effect of accounting changes	(91)	83	13	224
Cumulative effect of accounting changes, net of tax	—	—	—	(35)

Net income (loss)	$(91)	$83	$13	$189

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

	September 30, 2002	December 31, 2001
Assets
Cash and cash equivalents	$54	$132
Receivables, net	466	477
Property and equipment, net	179	191
Available-for-sale debt securities	125	131
Goodwill, net	683	627
Other assets	700	490

Total assets exclusive of assets under programs	2,207	2,048

Assets under management and mortgage programs
Restricted cash	298	273
Mortgage loans held for sale	1,221	1,244
Relocation receivables	258	292
Vehicle-related, net	3,686	3,698
Mortgage servicing rights, net	1,350	1,937
Hedge of mortgage servicing rights, net	466	100

	7,279	7,544

Total assets	$9,486	$9,592

Liabilities and stockholder's equity
Liabilities:
Accounts payable and other liabilities	$827	$940
Deferred income	14	51
Deferred income taxes	32	30

Total liabilities exclusive of liabilities under programs	873	1,021

Liabilities under management and mortgage programs
Debt	6,116	6,063
Deferred income taxes	705	731

	6,821	6,794

Commitments and contingencies (Note 5)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	800	800
Retained earnings	996	983
Accumulated other comprehensive loss	(4)	(6)

Total stockholder's equity	1,792	1,777

Total liabilities and stockholder's equity	$9,486	$9,592

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$13	$189
Adjustments to arrive at income before cumulative effect of accounting changes	—	35

Income before cumulative effect of accounting changes	13	224
Adjustments to reconcile income before cumulative effect of accounting changes to net cash provided by operating activities:
Non-program related depreciation and amortization	46	55
Deferred income taxes	(24)	26
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	10	(2)
Income taxes	(33)	109
Accounts payable and other liabilities	(80)	49
Other, net	(38)	1

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	(106)	462

Management and mortgage programs:
Vehicle depreciation	828	618
Mortgage-related amortization	333	189
Provision for impairment of mortgage servicing rights	338	50
Origination of mortgage loans	(28,872)	(28,959)
Proceeds on sale of and payments from mortgage loans held for sale	28,913	29,044

	1,540	942

Net cash provided by operating activities	1,434	1,404

Investing Activities
Property and equipment additions	(31)	(43)
Net assets acquired (net of cash acquired) and acquisition-related payments	(40)	(812)
Other, net	(58)	(61)

Net cash used in investing activities exclusive of management and mortgage programs	(129)	(916)

Management and mortgage programs:
Investment in vehicles	(5,398)	(4,322)
Payments received on investment in vehicles	4,558	3,522
Equity advances on homes under management	(4,645)	(4,949)
Repayment on advances on homes under management	4,685	4,937
Additions to mortgage servicing rights and related hedges, net	(480)	(555)
Proceeds from sales of mortgage servicing rights	12	45

	(1,268)	(1,322)

Net cash used in investing activities	(1,397)	(2,238)

Financing Activities
Net intercompany funding (to) from Parent	(81)	126
Payment of dividends	—	(36)
Other, net	(16)	(13)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(97)	77

Management and mortgage programs:
Proceeds from borrowings	7,681	6,144
Principal payments on borrowings	(7,890)	(5,641)
Net change in short-term borrowings	194	87

	(15)	590

Net cash provided by (used in) financing activities	(112)	667

Effect of changes in exchange rates on cash and cash equivalents	(3)	—

Net decrease in cash and cash equivalents	(78)	(167)
Cash and cash equivalents, beginning of period	132	288

Cash and cash equivalents, end of period	$54	$121

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

Restricted Cash

        The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage and fleet management businesses. Restricted cash amounts classified as current assets primarily relate to (i) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements and (ii) fees collected and held for pending mortgage closings. Restricted cash amounts classified as assets under management and mortgage programs primarily relate to the collateralization of outstanding debt for the Company's fleet management business.

Changes in Accounting Policies

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of SFAS No. 142, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 2—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142).

        In connection with the implementation of SFAS No. 142, the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company reviewed the carrying value of all its goodwill and other intangible assets by comparing such amounts to their fair value and determined that the carrying amounts of such assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the

Company's results of operations during 2002. The Company will perform its annual impairment test during fourth quarter 2002.

Change in Accounting Estimate

        The value of mortgage servicing rights is based on expected future cash flows considering, among other factors, estimated future prepayment rates and interest rates. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. To the extent that fair value is less than carrying value, the Company would record a provision for the impairment of the mortgage servicing rights portfolio.

        During third quarter 2002, the Company recorded a provision for impairment of $275 million ($175 million, after tax) relating to its mortgage servicing rights asset ("MSRs") resulting from lower interest rates and prepayment rates used in the estimates of future cash flows. Such changes were the direct result of continued declines in interest rates on ten-year Treasury notes and 30-year mortgages, which declined to the lowest level in 41 years. In addition, the Company updated the third-party model used to estimate prepayment rates to reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to the Company's estimated future loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring the provision for the impairment of the mortgage servicing rights asset.

Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company currently measures its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying CD common stock on the grant date. The Company complies with the provision of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123.

        On January 1, 2003, the Company plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Subsequent to adoption of the fair value method provisions of SFAS No. 123, the Company will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Company does not expect its results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the FASB.

        The impact of recording compensation expense at fair value in prior periods has been included in the pro forma disclosures, as required by SFAS No. 123, provided in the Company's Annual Report on Form 10-K/A filed on November 4, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by the Company upon its adoption of the fair value method provisions of SFAS No. 123. Future expense may vary based upon factors such as the number of options granted by the Company and the then-current fair market value of such options.

Recently Issued Accounting Pronouncements

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

2. Intangible Assets

        Intangible assets consisted of:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists(a)	$43	$3	$43	$2
Other(a)	3	3	—	—

	$46	$6	$43	$2

(a)
Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized Intangible Assets
Goodwill	$683	$—	$648	$21

Trademarks(a)	$18	$—	$43	$3
Other(a)	—	—	10	—

	$18	$—	$53	$3

(a)
Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Balance as of January 1, 2002	Goodwill Acquired during 2002	Other	Balance as of September 30, 2002
Real Estate Services	$45	$23	$27	$95
Fleet Management	582	6	—	588

Total Company	$627	$29	$27	$683

        Amortization expense relating to all intangible assets, excluding mortgage servicing rights (see Note 3—Mortgage Servicing Activities) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Goodwill	$—	$4	$—	$10
Trademarks	—	—	—	1
Customer lists	1	1	1	1
Other	—	—	2	1

Total	$1	$5	$3	$13

        Such amortization expense is recorded as a component of non-program related depreciation and amortization expense on the Company's Consolidated Condensed Statements of Operations. Based on the Company's amortizable intangible assets as of September 30, 2002, the Company does not expect related amortization expense for the remainder of 2002 to be material.

        Had the Company applied the non-amortization provisions of SFAS No. 142 for the three and nine months ended September 30, 2001, net income would have been as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$83	$189
Add back: Goodwill amortization, net of tax	4	10

Pro forma net income	$87	$199

3. Mortgage Servicing Activities

        The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$97,205
Additions	31,340
Payoffs/curtailments	(21,745)
Purchases, net	3,631

Balance, September 30	$110,431

        As of September 30, 2002, the weighted average note rate on the underlying mortgages serviced by the Company was 6.43%.

        The activity in the Company's capitalized MSRs consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$2,081
Additions, net	655
Changes in fair value	(567)
Amortization	(321)
Sales	(18)

Balance, September 30	1,830

Valuation Allowance
Balance, January 1	(144)
Additions(a)	(338)
Reductions	2

Balance, September 30	(480)

Mortgage Servicing Rights, net	$1,350

(a)
Represents provisions for impairment ($32 million, $31 million and $275 million during the first, second and third quarters of 2002, respectively). See Note 1—Summary of Significant Accounting Policies for a detailed description of the third quarter 2002 provision.

        Amortization expense and provision for impairment, which are both reflected in the Company's Consolidated Condensed Statements of Operations as a component of net revenues, relating to the Company's mortgage servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Amortization expense	$146	$64	$321	$175
Provision for impairment	275	24	338	50

        As of September 30, 2002, the MSR portfolio had a weighted average life of approximately 4.1 years. Based on the Company's mortgage servicing portfolio as of September 30, 2002, the Company expects related amortization expense for the remainder of 2002 and the five succeeding fiscal years to approximate $120 million, $318 million, $242 million, $209 million, $183 million and $162 million.

        The Company uses derivatives to mitigate the prepayment risk associated with mortgage servicing rights. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's hedge of mortgage servicing rights consisted of:

Nine Months Ended September 30, 2002
Balance, January 1	$100
Additions, net	251
Changes in fair value	584
Sales/proceeds (received) or paid	(469)

Balance, September 30	$466

        During the three and nine months ended September 30, 2002, the net impact of the changes in fair value of hedging activity for mortgage servicing rights was a net gain of $25 million and $17 million, respectively, which are included in net revenues within the Consolidated Condensed Statement of Operations.

4. Fourth Quarter 2001 Restructuring

        The liability resulting from the Company's restructuring plan committed to in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks is classified as a component of accounts payable and other current liabilities.

        The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Reductions	Balance at September 30, 2002
Personnel related	$11	$2	$—	$9	$7	$—	$2
Asset impairments and contract terminations	7	—	6	1	—	1	—
Facility related	10	1	—	9	3	—	6

Total	$28	$3	$6	$19	$10	$1	$8

        Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups and as of September 30, 2002, the Company had terminated the majority of these employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were substantially completed as of September 30, 2002.

5. Liabilities Under Management and Mortgage Programs

        Debt under management and mortgage programs consisted of:

	September 30, 2002	December 31, 2001
Secured Borrowings
Term notes(a)	$2,708	$2,638
Short-term borrowings(b)	330	532
Other	359	295

Total secured borrowings	3,397	3,465

Unsecured Borrowings
Medium-term notes(c)	1,401	679
Short-term borrowings(d)	163	970
Commercial paper	1,128	917
Other	27	32

Total unsecured borrowings	2,719	2,598

	$6,116	$6,063

(a)
The balance at September 30, 2002 primarily represents borrowings of $2.7 billion outstanding under the Company's Chesapeake Funding (formerly Greyhound Funding) program.

(b)
The balance at September 30, 2002 principally relates to mortgage loans sold under repurchase agreements.

(c)
The balance at September 30, 2002 reflects the issuance during second and third quarter 2002 of (i) $464 million of unsecured medium-term notes with maturities ranging from May 2005 through May 2012 and (ii) $268 million of unsecured medium-term notes with maturities ranging from June 2005 to September 2017.

(d)
The balance at September 30, 2002 reflects the repayment of $750 million during the first quarter of 2002 of outstanding borrowings under a revolving credit facility scheduled to mature in February 2005.

        As of September 30, 2002, the Company had an additional $360 million of available capacity under the Chesapeake Funding programs to fund vehicles under management programs and related receivables. Additionally, the Company had $356 million of available capacity under its mortgage warehouse facilities as of September 30, 2002.

        During first quarter 2002, the Company renewed its $750 million credit facility, which matured in February 2002. The new facility bears interest at LIBOR plus an applicable margin, as defined in the agreement, and terminates on February 21, 2004. The Company is required to pay a per annum utilization fee of 25 basis points if usage under the new facility exceeds 25% of aggregate commitments. During second quarter 2002, the Company terminated $250 million of its revolving credit facilities, which were scheduled to mature in November and December 2002. As of September 30, 2002, there were no outstanding borrowings under any of the Company's credit facilities and the Company had approximately $1.6 billion of availability under these facilities and $2.1 billion of availability for public debt issuances under its shelf registration statements.

        As of September 30, 2002, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities.

Other Securitization Facilities

        As of September 30, 2002, the Company was servicing $581 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through this special purpose entity is $600 million. As of September 30, 2002, available capacity through this special purpose entity was $120 million. Gains recognized on the securitization of relocation receivables during the three and nine months ended September 30, 2001 were $1 million. Such amount is recorded within net revenues on the Company's Consolidated Condensed Statements of Operations. There were no gains recognized during 2002.

        As of September 30, 2002, the Company was also servicing approximately $2.0 billion of mortgage loans sold to a special purpose entity on a non-recourse basis. In addition to the mortgage loans sold to the special purpose entity, as of September 30, 2002, the Company was servicing $108 billion of residential first mortgage loans sold. The maximum funding capacity through this special purpose entity is $3.2 billion and the Company had available capacity of approximately $1.2 billion as of September 30, 2002. In addition to the capacity through the special purpose entity, the Company has the capacity to securitize approximately $1.4 billion of mortgage loans under a registration statement. During the three months ended September 30, 2002 and 2001, the Company recognized pre-tax gains of $111 million and $135 million, respectively, on $9.2 billion and $10.1 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold on a non-recourse basis. During the nine months ended September 30, 2002 and 2001, the Company recognized pre-tax gains of $310 million and $344 million, respectively, on $25.8 billion and $25.9 billion, respectively, of mortgage loans sold into the secondary market, substantially all of which were sold on a non-recourse basis. Such amounts are recorded within net revenues on the Company's Consolidated Condensed Statements of Operations. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

6. Commitments and Contingencies

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

7. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(91)	$83	$13	189
Other comprehensive income (loss):
Currency translation adjustments	1	(1)	1	(3)
Unrealized gains on cash flow hedges, net of tax	—	—	8	—
Minimum pension liability adjustment	—	—	—	—
Unrealized gains (losses) on marketable securities, net of tax	(1)	(4)	(7)	11

Total comprehensive income (loss)	$(91)	$78	$15	$197

        The after-tax components of accumulated other comprehensive loss for the nine months ended September 30, 2002 are as follows:

	Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2002	$(5)	$—	$(17)	$16	$(6)
Current period change	1	8	—	(7)	2

Balance, September 30, 2002	$(4)	$8	$(17)	$9	$(4)

8. Stock Plans

        During third quarter 2002, Cendant's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. Cendant's senior executive officers were not eligible for this modification. In connection with such action, approximately 8 million options, substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by the Company through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year.

        In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there is no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying Cendant common stock on August 27, 2002 was less than the exercise price of the modified options.

9. Segment Information

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

Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

	Three Months Ended September 30,
	2002		2001
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Real Estate Services	$68	$(160)	$321	$138
Fleet Management	370	25	378	21

Total Reportable Segments	438	(135)	699	159
Corporate & Other(a)	—	(1)	—	—

Total Company	$438	$(136)	$699	$159

	Nine Months Ended September 30,
	2002		2001
	Revenues	Adjusted EBITDA	Revenues	Adjusted EBITDA
Real Estate Services	$605	$(5)	$846	$299
Fleet Management	1,107	77	898	54

Total Reportable Segments	1,712	72	1,744	353
Corporate & Other(a)	—	(3)	87	86

Total Company	$1,712	$69	$1,831	$439

(a)
Included in Corporate and Other is unallocated corporate overhead.

        Provided below is a reconciliation of Adjusted EBITDA to income (loss) before income taxes and minority interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Adjusted EBITDA	$(136)	$159	$69	$439
Non-program related depreciation and amortization	(15)	(20)	(46)	(55)
Other charges	—	—	—	(8)

Income (loss) before income taxes and minority interest	$(151)	$139	$23	$376

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

        We seek organic growth augmented by, on a selected basis, the acquisition and integration of complementary businesses and routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our current objectives. From time to time, we engage in preliminary discussions concerning possible acquisitions, divestitures, joint ventures and/or related corporate transactions.

RESULTS OF REPORTABLE SEGMENTS

        The underlying discussions of each segment's operating results focuses on Adjusted EBITDA, which is defined as earnings before income taxes and non-program related depreciation and amortization, both of which are not measured in assessing segment performance or are not segment specific. Such measure is then adjusted to exclude certain items, which are of a non-recurring or unusual nature and are also not measured in assessing segment performance or are not segment specific. Management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies.

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002	2001	% Change
Real Estate Services	$68	$321	(79)%	$(160)	$138	(216)%
Fleet Management	370	378	(2)	25	21	19

Total Reportable Segments	438	699		(135)	159
Corporate & Other(a)	—	—	*	(1)	—	*

Total Company	$438	$699	(37)%	$(136)	$159	(186)%

*
Not meaningful.

(a)
Included in Corporate and Other is unallocated corporate overhead.

Real Estate Services

        Revenue and Adjusted EBITDA declined $253 million (79%) and $298 million (216%), respectively, in third quarter 2002 compared with third quarter 2001.

        Revenues and Adjusted EBITDA in third quarter 2002 were negatively impacted by a $275 million non-cash provision for impairment of our mortgage servicing rights asset ("MSRs"), which is the capitalized value of expected future servicing fees. Declines in interest rates on ten-year Treasury notes and 30-year mortgages during third quarter 2002 of 120 basis points and 80 basis points, respectively, caused an increase in mortgage loan prepayments. Accordingly, the rise in mortgage loan prepayments has caused us to reduce the fair market value of our MSR asset. In addition, we updated the third-party model used to estimate prepayment rates to reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to our estimated future loan prepayment rates, which negatively impacted the carrying value of the mortgage servicing rights asset, hence requiring the provision for the impairment of the mortgage servicing rights asset.

        Excluding the $275 million non-cash provision for impairment, revenues from mortgage-related activities increased $7 million in third quarter 2002 compared with third quarter 2001 as revenue growth from mortgage production was partially offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loan production increased $25 million (14%) in third quarter 2002 compared with the prior year quarter as growth in our outsourced mortgage origination business more than offset a reduction in mortgage loans sold in third quarter 2002 (explained below). In third quarter 2002, the growth in our mortgage origination business has shifted more toward fee-based outsourcing broker business, as opposed to generating revenues from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 45-60 days after closing). Accordingly, our production revenue is now driven by more of a mix of mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Therefore, although the volume of mortgage loans sold declined $913 million (9%), mortgage loans closed increased $3.5 billion (31%) to $14.7 billion comprised of a $546 million (6%) increase in closed loans to be securitized (sold by us) and a $2.9 billion (153%) increase in closed loans which were outsourced or brokered. Purchase mortgage closings grew 6% to $8.0 billion, and refinancings increased 81% to $6.7 billion. Additionally, in connection with our securitized loans we realized an increase in margin, which is consistent with the mortgage industry operating at a higher capacity of loan production.

        Net revenues from servicing mortgage loans declined $18 million (excluding the $275 million non-cash provision for impairment of MSR's). Recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $10 million (11%) primarily due to a 19% quarter-over-quarter increase in the average servicing portfolio. However, such recurring activity was more than offset by increased mortgage servicing rights amortization due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment.

        Revenue and Adjusted EBITDA were also favorably impacted by incremental contributions of $28 million and $4 million, respectively, due in part by increased volume in title and appraisal services performed in connection with mortgage refinancings.

        Partially offsetting revenue and Adjusted EBITDA increases within this segment (excluding the $275 million non-cash provision for impairment) was a $13 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients.

        In addition, operating and administrative expenses within this segment increased $20 million, primarily due to the continued high level of mortgage loan production and related servicing activities.

Fleet Management

        Revenues declined $8 million, while Adjusted EBITDA increased $4 million, in third quarter 2002. Revenues declined $10 million principally due to lower interest expense on vehicle funding, which is substantially passed through to clients and, therefore, results in lower revenues but has minimal Adjusted EBITDA impact. Such decrease was partially mitigated by an increase in depreciation on leased vehicles, which is also passed through to clients.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002	2001	% Change
Real Estate Services	$605	$846	(28)%	$(5)	$299	(102)%
Fleet Management	1,107	898	*	77	54	*

Total Reportable Segments	1,712	1,744		72	353
Corporate & Other(a)	—	87	*	(3)	86	*

Total Company	$1,712	$1,831	*	$69	$439	*

*
Not meaningful as periods are not comparable due to the acquisition of Fleet on March 1, 2001.

(a)
Included in Corporate and Other is unallocated corporate overhead.

Real Estate Services

        Revenues and Adjusted EBITDA declined $241 million (28%) and $304 million (102%), respectively, in nine months 2002 compared with nine months 2001.

        Revenues and Adjusted EBITDA in nine months 2002 were negatively impacted by a $275 million non-cash provision for impairment of MSR's, which is the capitalized value of expected future servicing fees (see Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001—Real Estate Services" discussion above).

        Excluding the $275 million non-cash provision for impairment of MSR's, revenues from mortgage-related activities increased $38 million in nine months 2002 compared with nine months 2001 as revenue growth from mortgage production was partially offset by a decline in net revenues from mortgage servicing. Revenues from mortgage loan production increased $139 million (32%) in nine months 2002 compared with the prior year period due to substantial growth in our outsourced mortgage origination and broker business (explained below). Loans sold volume in nine months 2002 remained relatively constant compared with nine months 2001. In nine months 2002, the growth in our mortgage origination business has shifted more toward fee-based outsourcing and broker business, as opposed to generating revenues from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced and brokered loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 45-60 days after closing). Accordingly, our production revenue is now driven by more of a mix of mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Therefore, although the volume of mortgage loans sold was constant year-over-year, mortgage loans closed increased $8.9 billion (29%) to $39.6 billion comprised of a $10.6 billion (three fold) increase in closed loans which were outsourced or brokered, partially offset by a $1.7 billion (6%) reduction in closed loans to be securitized (sold by us). Purchase mortgage closings grew 10% to $21.5 billion, and refinancings increased 62% to $18.1 billion. Additionally, in connection with our securitized loans we realized an increase in margin, which is consistent with the mortgage industry operating at a higher capacity of loan production.

        Net revenues from servicing mortgage loans declined $101 million, excluding the $275 million non-cash provision for impairment of MSR's. However, recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $45 million (18%) primarily due to a 20% year-over-year increase in the average servicing portfolio. Such recurring activity was more than offset by increased mortgage servicing rights amortization due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment.

        Revenue and Adjusted EBITDA were also favorably impacted by incremental contributions of $34 million and $9 million, respectively, due in part by increased volume in title and appraisal services performed in connection with mortgage refinancings.

        In addition, segment results were negatively impacted by a $38 million revenue reduction from relocation activities as a result of a decline in relocation-related homesale closings and lower interest rates charged to our clients. In addition, operating and administrative expenses within this segment increased $37 million, primarily due to the continued high levels of mortgage loan production and related servicing activities.

Fleet Management

        Revenues and Adjusted EBITDA increased $209 million and $23 million, respectively, in nine months 2002 versus the comparable prior year period substantially due to our acquisition of the former fleet management business of Avis Group Holdings, Inc. ("Fleet") on March 1, 2001. Fleet's operating results were included from the acquisition date and therefore, our results in 2001 reflect only seven months of Fleet's operations (March through September). Accordingly, the Fleet acquisition for January and February of 2002 (the period for which no comparable results were included in 2001) contributed incremental revenues and Adjusted EBITDA of $239 and $16 million, respectively. On a comparable basis, revenues decreased $30 million, while Adjusted EBITDA increased $7 million. The decline in revenues principally relates to lower interest expense on vehicle funding, which is substantially passed through to clients and, therefore, results in lower revenues but has minimal Adjusted EBITDA impact. Such decrease was partially offset by an increase in depreciation on leased vehicles, which is also passed through to clients.

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

Financial Condition

	September 30, 2002	December 31, 2001	Change
Total assets exclusive of assets under management and mortgage programs	$2,207	$2,048	$159
Assets under management and mortgage programs	7,279	7,544	(265)
Total liabilities exclusive of liabilities under management and mortgage programs	$873	$1,021	$(148)
Liabilities under management and mortgage programs	6,821	6,794	27
Stockholder's equity	1,792	1,777	15

        Total assets exclusive of assets under management and mortgage programs increased primarily due to (i) the recognition of mortgage loans previously sold to the Government National Mortgage Association ("GNMA") that, because of delinquency, we now have the option to repurchase from the GNMA pool. Such increases were partially offset by a decrease in cash (see "Liquidity and Capital Resources" below for a detailed discussion of such increase).

        Assets under management and mortgage programs decreased principally due to the reduction of $221 million to our mortgage servicing rights asset (including the related hedge) due to valuation adjustments and related amortization, net of additions.

        Liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to our repayment of amounts due to Cendant.

        Liabilities under management and mortgage programs increased primarily due to (i) the issuance during 2002 of $732 million of unsecured term notes and $211 million of commercial paper, (ii) a net issuance of $134 million in secured term notes and preferred membership interests under the Chesapeake Funding program and (iii) $68 million of borrowings during 2002 to fund relocation receivables. Such increases were partially offset by (i) the repayment of $750 million of outstanding borrowings under our revolving credit facilities, (ii) a decrease of $270 million in secured short-term mortgage borrowings primarily due to lower mortgage warehousing needs and (iii) the net repayment of $57 million of unsecured short term borrowings.

        Stockholders' equity increased primarily due to $13 million of net income generated during the nine months ended September 30, 2002.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash on hand, our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities.

Cash Flows

        At September 30, 2002, we had $54 million of cash on hand, a decrease of $78 million from $132 million at December 31, 2001. The following table summarizes such decrease:

	Nine Months Ended September 30,
	2002	2001	Change
Cash provided by (used in):
Operating activities	$1,434	$1,404	$30
Investing activities	(1,397)	(2,238)	841
Financing activities	(112)	667	(779)
Effects of exchange rate changes on cash and cash equivalents	(3)	—	(3)

Net change in cash and cash equivalents	$(78)	$(167)	$89

        Net cash provided by operating activities increased primarily due to greater operating cash flows generated by our mortgage business. Net cash used in investing activities decreased primarily due to less cash used for acquisitions. We used cash in financing activities during nine months ended September 30, 2002 primarily for the repayment of borrowings under revolving credit facilities as compared to generating cash from financing activities through debt issuances during the nine months ended September 30, 2001.

        Also, during the nine months ended September 30, 2002, we made cash payments of $7 million and $3 million for personnel related and facility related costs, respectively, resulting from the restructuring charge we recorded in fourth quarter 2001 as a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks. Such liability approximated $8 million as of September 30, 2002. As of September 30, 2002, the initiatives committed to by management in this restructuring plan were substantially completed.

        Capital expenditures during the nine months ended September 30, 2002 amounted to $31 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments during 2002 of approximately $60 million.

Available Credit and Securitization Facilities

        At September 30, 2002, we had approximately $2.3 billion of available funding arrangements and credit facilities.

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements
Chesapeake Funding (formerly Greyhound Funding)	$3,427	$3,067	$360
Mortgage warehouse facilities	600	244	356

	$4,027	$3,311	$716

Credit Facilities
Maturing in November 2002	125	—	125
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,625	—	1,625

	$5,652	$3,311	$2,341

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

        As of September 30, 2002, we were servicing $581 million of relocation receivables sold to a special purpose entity. The maximum funding capacity through this special purpose entity used to securitize relocation receivables is $600 million and, as of September 30, 2002, available capacity through this special purpose entity was $120 million. We were also servicing approximately $2.0 billion of mortgage loans sold to a special purpose entity as of September 30, 2002. In addition to the mortgage loans sold to the special purpose entity, as of September 30, 2002, we were servicing $108 billion of residential first mortgage loans. The maximum funding capacity through this special purpose entity is $3.2 billion and, as of September 30, 2002, we had available capacity of approximately $1.2 billion. In addition to the capacity through the special purpose entity, we have the capacity to securtize approximately $1.4 billion of mortgage loans under a registration statement. The sale of mortgage loans into the secondary market is customary practice in the mortgage industry.

Financial Obligations

        At September 30, 2002, we had approximately $6.1 billion of indebtedness, which consisted of:

	September 30, 2002	December 31, 2001	Change
Secured Borrowings
Term notes	$2,708	$2,638	$70
Short-term borrowings	330	532	(202)
Other	359	295	64

Total secured borrowings	3,397	3,465	(68)

Unsecured Borrowings
Medium-term notes	1,401	679	722
Short-term borrowings	163	970	(807)
Commercial paper	1,128	917	211
Other	27	32	(5)

Total unsecured borrowings	2,719	2,598	121

	$6,116	$6,063	$53

        Our debt increased $53 million primarily due to (i) the issuance during 2002 of $732 million of unsecured term notes bearing interest, (ii) the issuance of $211 of additional commercial paper, (iii) net issuance of $134 million in secured term notes and preferred membership interests under our Chesapeake Funding program and (iv) $68 million of borrowings to fund relocation receivables. Such increases were partially offset by (i) the repayment of $750 million of outstanding borrowings under our revolving credit facilities, (ii) a decrease of $270 million in secured short-term mortgage borrowings primarily due to lower mortgage warehousing needs and (iii) the net repayment of $57 million of unsecured short term borrowings.

        We also currently have $2.1 billion of availability for public debt issuances under shelf registration statements.

Liquidity Risk

        Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as our ability to generate cash flows from operating activities may be reduced due to those unfavorable conditions. Additionally, our liquidity could be adversely affected by deterioration in the performance of the underlying assets of our management and mortgage programs. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and, as of September 30, 2002, we were in compliance with all covenants under these facilities.

        Currently our credit ratings are as follows:

	Moody's Investor Service	Standard & Poor's	Fitch Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

        A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

Stock-Based Compensation

        During third quarter 2002, Cendant's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. Cendant's senior executive officers were not eligible for this modification. In connection with such action, approximately 8 million options, substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by us through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we currently measure our stock-based compensation using the intrinsic value approach under APB Opinion No. 25. Accordingly, we do not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying Cendant common stock on the grant date. We comply with the provision of SFAS No. 123 by providing pro forma disclosures of net income and related per share data giving consideration to the fair value method provisions of SFAS No. 123. In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," there is no charge associated with the August 27, 2002 modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

        On January 1, 2003, we plan to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Subsequent to the adoption of the fair value method provisions of SFAS No. 123, we will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. We do not expect our results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the FASB.

        The impact of recording compensation expense at fair value in prior periods has been included in the pro forma disclosures, as required by SFAS No. 123 provided in our Annual Report on Form 10-K filed on March 29, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by us upon our adoption of the fair value method provisions of SFAS No. 123. Future expense may vary based upon factors such as the number of options granted by us and the then-current fair market value of such options.

Recently Issued Accounting Pronouncements

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002.

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

  •
  the effect of economic conditions and interest rate changes on the economy on a national, regional or international basis and the impact thereof on our businesses;

  •
  the effects of changes in current interest rates, particularly on our mortgage business;

  •
  the resolution or outcome of Cendant's unresolved pending litigation relating to its previously announced accounting irregularities and other related litigation;

  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

  •
  failure to reduce quickly our substantial technology costs in response to a reduction in revenue;

  •
  our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

  •
  our ability to integrate and operate successfully acquired and merged businesses and risks associated with such businesses, the compatibility of the operating systems of the combining companies, and the degree to which our existing administrative and back-office functions and costs and those of the acquired companies are complementary or redundant;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
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

Item 3. Quantitative And Qualitative Disclosures About Market Risks

        As previously discussed in our 2001 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2002 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows and that the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential loss in earnings resulting from the impact of a 10% increase and decrease in interest rates was $11 million and $15 million, respectively, for the nine months ended September 30, 2002.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        See Exhibit Index

(b)
Reports on Form 8-K

        On August 14, 2002, we filed a current report on Form 8-K to report under Item 9 the certification by our executives of our financial statements.

        On September 26, 2002, we filed a current report on Form 8-K to report under Item 5 that we would be reducing the carrying value of our mortgage servicing rights asset due to a non-cash provision for impairment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
/s/ DUNCAN H. COCROFT Duncan H. Cocroft Executive Vice President and Chief Financial Officer
/s/ JOHN T. MCCLAIN John T. McClain Senior Vice President, Finance and Corporate Controller

Date: November 4, 2002

CERTIFICATIONS

        I, Richard A. Smith, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of PHH Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ RICHARD A. SMITH President

        I, Duncan H. Cocroft, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of PHH Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ DUNCAN H. COCROFT Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of PHH Corporation.
3.2	By-laws of PHH Corporation, as amended October (Incorporated by reference to Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
99	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PHH Corporation and Subsidiaries Index
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In millions)
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
PHH Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index