Form 10-K
period 2002-12-31
PHH CORP
filed 2003-03-05
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
COMMISSION FILE NO. 1-7797

PHH CORPORATION
(Exact name of Registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-0551284 (I.R.S. Employer Identification Number)
1 CAMPUS DRIVE PARSIPPANY, NEW JERSEY	07054
(Address of principal executive office)	(Zip Code)
212-428-9700
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
7.850% Internotes due June 15, 2002
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant: All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock.

The number of shares outstanding of the Registrant's classes of common stock was 1,000 as of December 31, 2002.

PHH Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	4
2	Properties	9
3	Legal Proceedings	10
4	Submission of Matters to a Vote of Security Holders	10
	PART II
5	Market for the Registrant's Common Equity and Related Stockholders Matters	10
6	Selected Financial Data	11
7	Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources	12
7a	Quantitative and Qualitative Disclosures about Market Risk	25
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
	PART III
10	Directors and Executive Officers of the Registrant	27
11	Executive Compensation	27
12	Security Ownership of Certain Beneficial Owners and Management	27
13	Certain Relationships and Related Transactions	27
14	Controls and Procedures	27
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	27
	Signatures	27
	Certifications	28

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington D.C., other attacks, acts of war, or measures taken by governments in response thereto may negatively effect our financial results and could also result in a disruption of businesses;
  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;
  •
  the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage and relocation related businesses;
  •
  the effects of changes in current interest rates, particularly on our mortgage businesses;
  •
  the final resolution or outcome of Cendant's unresolved pending litigation relating to the previously announced accounting irregularities and other related litigation;
  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;
  •
  our failure to reduce quickly our substantial technology costs in response to a reduction in revenue;
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
  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings; and
  •
  changes in laws and regulations, including changes in accounting standards and privacy policy regulation.

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the "Company", "PHH", "we", "our" or "us" means PHH Corporation, a Delaware corporation, and its subsidiaries.

We are a provider of mortgage, relocation and fleet management services. We operate in the following business segments:

  •
  Our Real Estate Services segment provides home buyers with mortgages through Cendant Mortgage Corporation and assists in employee relocations through Cendant Mobility Services Corporation.

  •
  Our Fleet Management Services segment provides fleet management and fuel card services to corporate clients and government agencies through PHH Arval and Wright Express.

* * *

We continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes.

This 10-K Report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive, market and regulatory factors. Please refer to "Forward-Looking Statements" for additional factors and assumptions that could cause actual results to differ from the forward-looking statements contained in this 10-K Report.

We are a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity. Our principal executive office is located at One Campus Drive, Parsippany, N.J. 07054 (telephone number: (973) 428-9700).

SEGMENTS

REAL ESTATE SERVICES SEGMENT (40%, 48% and 97% of revenue for 2002, 2001 and 2000, respectively)

Mortgage Business (23%, 30% and 47% of revenue for 2002, 2001 and 2000, respectively)

Cendant Mortgagesm is a centralized mortgage lender conducting business in all 50 states. We focus on retail mortgage originations in which we issue mortgages directly to consumers as opposed to purchasing closed loans from third parties. Our originations are derived from three principal business channels: real estate brokers, financial institutions or "private label" and relocation. In the real estate brokerage channel, we originate, sell and service residential first and second mortgage loans in the United States through Cendant Mortgage Corporation, Century 21 Mortgage®, Coldwell Banker Mortgage and ERA Mortgage. Through this channel, we originated approximately 31% of our mortgages in 2002. Our financial institutions or "private label" channel, which includes outsourcing arrangements with Merrill Lynch Credit Corporation and American Express Centurion Bank, among others, generated approximately 65% of our mortgages in 2002. We believe that we are the largest provider of private label mortgage originations. The relocation channel offers mortgages to employees being relocated through Cendant Mobility and generated 4% of our originations in 2002. We receive fees in connection with our loan originations, mortgage sales and mortgage servicing.

For 2002, Cendant Mortgage was the fourth largest purchase lender of retail originated residential mortgages, the sixth largest retail lender of residential mortgages in the United States and the ninth largest overall mortgage originator.

We market our mortgage products through:

  •
  an 800-number teleservices operation under programs for real estate organizations (Phone In, Move In®) and relocation clients and private label programs for financial institutions, which, together with our Web interface described below, typically accounts for approximately 70% of our originations;

  •
  a Web interface, containing educational materials, rate quotes and a full mortgage application;

  •
  field sales professionals with processing, underwriting and other origination activities generally located in real estate offices around the U.S. equipped with software to obtain product information, quote interest rates and to help customers prepare mortgage applications, which typically account for approximately 15% of our originations; and

  •
  purchasing closed loans from financial institutions and mortgage banks after underwriting the loans, which typically accounts for approximately 15% of our originations.

Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) generally within an average of 30-60 days, either as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. Approximately 85% of the mortgages that we typically have available for resale conform to the standards of Fannie Mae Corp., the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

Growth.    Our strategy is to increase sales by expanding all of our sources of business with emphasis on our private label program and purchase mortgage volume through our teleservices and Internet programs. Purchase mortgage volume has grown from approximately $1 billion in 1990 to approximately $28.1 billion in 2002. The Phone In, Move In program was developed in 1997 and has been established nationwide. We also expect to expand our volume of mortgage originations resulting from corporate employee relocations through increased linkage with Cendant Mobility and increasing our marketing programs within NRT and our real estate brokerage franchise systems. Each of these growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to more cost effectively capture a greater percentage of the highly fragmented mortgage marketplace.

Competition.    Competition is based on service, quality, products and price. Cendant Mortgage has increased its share of retail mortgage originations in the United States to 5% in 2002 from 4.4% in 2001. The mortgage industry is highly fragmented and, according to Inside Mortgage Finance, the industry leader for 2002 reported a 16% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

Relocation Business (17%, 18% and 50% of revenue for 2002, 2001 and 2000, respectively)

Cendant Mobility® is the largest provider of outsourced corporate employee relocation services in the world and assists more than 112,000 affinity customers, transferring employees and global assignees annually, including over 21,000 transferring employees internationally each year in over 120 countries.

We offer corporate and government clients employee relocation services, such as the evaluation, inspection, selling or purchasing of a transferee's home, the issuance of home equity advances to employees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services, assistance in locating a new home, immigration support, intercultural and language training and repatriation counseling. We also provide clients with relocation-related accounting services. Our services allow clients to outsource their relocation programs.

Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients and not on the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. In addition, the holding period for U.S. homes we purchased in 2002, on behalf of our clients, was 48 days. In transactions where we assume the risk for losses on the sale of homes (primarily U.S. Federal government agency clients), which comprise less than 4% of net revenue for our relocation business, we control all facets of the resale process, thereby limiting our exposure.

Our group move management service provides coordination for moves involving a large number of employees over a short period of time. Our household goods moving service, with over 61,000 shipments annually, provides support for all aspects of moving an employee's household goods. We also handle insurance and claim assistance, invoice auditing and quality control of van line, driver and overall service.

Our affinity services provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations, such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 58,000 individuals, with approximately 27,000 real estate transactions annually.

Growth.    Our strategy is to grow by generating business from corporations and U.S. Federal government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. This strategy includes expanding our business as a lower cost provider by focusing on operational improvements and collecting fees from our supplier partners to whom we refer business. We also seek to grow our affinity services business by increasing the number of accounts as well as through higher penetration of existing accounts.

Competition.    Competition is based on service, quality and price. We are a leader in the United States, United Kingdom, and Australia/Southeast Asia for outsourced relocations. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which is Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and the international accounting firms.

Real Estate Services Seasonality

The principal sources of revenue for our mortgage business are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year. The principal sources of revenue for our relocation business are based upon the timing of transferee moves, which are generally lower in the first and last quarter of each year.

Real Estate Services Trademarks and Intellectual Property

The trademarks "Cendant Mortgage" and "Cendant Mobility" and related trademarks and logos are material to our mortgage and relocation businesses, respectively. Our subsidiaries in our real estate services business actively use these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where these businesses have significant operations and are owned by us.

Real Estate Services Employees

The businesses that make up our Real Estate Services segment employed approximately 9,000 persons as of December 31, 2002.

FLEET MANAGEMENT SERVICES (60% and 49% of revenue for 2002 and 2001, respectively)

Through our acquisition of Avis Group Holdings in March 2001, we acquired a portion of the fleet management business we had previously sold to Avis in June 1999. As a result, we generated no revenue in this business in 2000. PHH Vehicle Management Services LLC (d/b/a PHH Arval), the second largest provider of outsourced fleet management services, and Wright Express LLC, the largest proprietary fleet card service provider in the United States comprise our fleet management services business.

We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

  •
  Fleet Leasing and Fleet Management. Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset-backed structure. In 2002, we leased in excess of 317,000 units. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America.

  •
  Fuel and Expense Management. For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading fleet charge card supplier with over 220,000 fuel facilities in its network and in excess of 3.2 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright Express®-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fleet cards and related services to commercial fleet customers of major petroleum companies; and (iii) the co-branded card, under which Wright Express fleet cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards. Wright Express issues fleet cards through its wholly-owned subsidiary Wright Express Financial Services Corporation. Wright Express Financial Services is a Utah-chartered industrial loan corporation regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation.

  •
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

  •
  Accident Management Services. We also provide our clients with comprehensive accident management services such as (i) immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops, and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with favorable repair terms and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient, and in accordance with each customer's specific repair policy. On February 6, 2002, we acquired driversshield.com FS Corp. to compliment our accident management business. This acquisition was not material to PHH.

Growth.    We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee based services to new and existing clients. We also intend to increase the cross marketing of products offered by Wright Express and PHH Arval to our customers.

Competition.    The principal factors for competition in vehicle management services are service, quality and price. We are competitively positioned as a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. There are four other major providers of comprehensive outsourced fleet management services in the United States, GE Capital Fleet Services, Wheels Inc. Automotive Resources International (ARI), and CitiCapital, hundreds of local and regional competitors, and numerous competitors who focus on one or two products. In the United States, it is estimated that only 52% of fleets are leased by third-party providers. The unpenetrated demand and the continued focus by corporations on cost efficiency and outsourcing will provide the growth platform in the future.

Trademarks and Intellectual Property

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

Seasonality

The fleet management services businesses are generally not seasonal.

Fleet Management Employees

The businesses that make up our Fleet Management Services segment employed approximately 1,900 persons as of December 31, 2002.

GEOGRAPHIC SEGMENTS

Financial data for geographic segments are reported in Note 19 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

Real Estate Regulation.    The federal Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which mortgage brokers and other parties may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, title insurance). Such laws may to some extent restrict preferred alliance arrangements involving our mortgage business and relocation business. Our mortgage business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states, which could limit referral fees to our relocation business.

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

Fleet Leasing Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles.

Our fleet leasing businesses could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease motor vehicles may be subject to liability for the tortuous acts of their lessees, even in situations where the leasing company has not been negligent and there is no product defect involved.

Wright Express Financial Services Corporation is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions.

EMPLOYEES

As of December 31, 2002, we employed approximately 11,000 people. Management considers our employee relations to be satisfactory.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased space at One Campus Drive, Parsippany, New Jersey 07054.

Our relocation business has its main corporate operations in two leased buildings in Danbury, Connecticut with lease terms expiring in 2005 and 2008. There are also five regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. We own the facility in Mission Viejo and operate the other facilities referred to in the preceding sentence pursuant to leases that expire in 2005, 2004, 2003 and 2003, respectively. International offices are located in Swindon and Hammersmith, United Kingdom; Melbourne and Brisbane, Australia; Hong Kong and Singapore pursuant to leases that expire in 2017, 2012, 2005, 2003, 2003 and 2003, respectively.

Our mortgage business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 855,000 square feet. The lease terms expire over the next five years, with one lease expiring in 2022. Our mortgage business has recently entered into a lease for a new building which was completed and occupied in the beginning of 2003. The new lease is for 175,000 square feet and expires in 2013. Regional sales offices are located in Englewood, Colorado; Jacksonville, Florida and Santa Monica, California, pursuant to leases that expire in 2003, 2005 and 2005, respectively.

PHH Arval leases office space and marketing centers in seven locations in the United States and Canada, with approximately 88,000 square feet in the aggregate. PHH Arval maintains a 200,000 square foot headquarters office in Hunt Valley, Maryland. In addition, Wright Express leases approximately 180,000 square feet of office space in two domestic locations.

We believe that such properties are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

After the April 15, 1998 announcement of the discovery of accounting irregularities in the former CUC business units, and prior to the date of this Annual Report on Form 10-K, approximately 70 lawsuits claiming to be class actions and other proceedings were commenced against Cendant and other defendants. Cendant has settled the principal securities class action pending against it and such settlement was fully funded by Cendant on May 24, 2002.

Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of the principal common stockholder class action litigation. Cendant cannot give any assurance as to the final outcome or resolution of these proceedings. However, Cendant does not believe that the impact of such proceedings should result in a material liability to us in relation to our consolidated financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I (2) to Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In millions)
Results of Operations
Net revenues	$2,449	$2,578	$898	$830	$808

Income from continuing operations	$98	$262	$192	$182	$185
Income (loss) from discontinued operations, net of tax	—	—	(9)	905	108
Cumulative effect of accounting changes, net of tax	—	(35)	—	—	—

Net income	$98	$227	$183	$1,087	$293

Financial Position
Total assets	$10,079	$9,592	$4,417	$4,287	$5,823
Assets under management and mortgage programs	7,905	7,544	2,861	2,726	3,711
Debt under management and mortgage programs	7,161	6,794	2,516	2,624	3,890
Stockholder's equity	1,951	1,777	1,550	1,184	1,198
Other Statistical Data
Percentage of net credit losses to vehicle leases(a)	0.02%	0.05%	0.01%	0.04%	0.05%
Percentage of net credit losses to relocation receivables(b)	0.26%	0.20%	0.00%	0.00%	0.00%

(a)
Represents the percentage of net credit losses to the average balance of leases serviced during that period.

(b)
Represents the percentage of net credit losses to the average balance of relocation receivables serviced during that period.

In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See "Critical Accounting Policies" under Item 7 included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

During 2001, we completed the acquisition of the fleet businesses of Avis Group Holdings, Inc., which materially impacted our results of operations and financial position. See Note 2 to our Consolidated Financial Statements for a detailed discussion of such acquisitions and the pro forma impact thereof on our results of operations. Additionally, during 2002 we adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Accordingly, our results of operations for 2001, 2000, 1999 and 1998 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2002 do not reflect such amortization. See Note 6 to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142.

Income (loss) from discontinued operations, net of tax includes the after tax results of discontinued operations and the gain (loss) on disposal of discontinued operations.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with our Business Section and our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in millions and those relating to our results of operations are presented before taxes.

We are a provider of mortgage, relocation and fleet management services. Our Real Estate Services segment provides home buyers with mortgages and facilitates employee relocations and our Fleet Management Services segment provides fleet management and fuel card services to corporate clients and government agencies.

We continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Mortgage Servicing Rights.    A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. More specifically, we incorporate an Option Adjusted Spread ("OAS") model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates which are determined from the interest rate yield curve at any given point of time. As of December 31, 2002, the implied forward interest rates project an increase of approximately 50 basis points in the yield of the 10-year Treasury Note over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

As noted above, a key assumption in our estimate of the MSR valuation is forecasted prepayments. We use a third party model, adjusted to reflect the historical prepayment behavior exhibited by our portfolio, to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar periods of refinance incentive. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.

To the extent that fair value is less than carrying value, we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those predicted in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates are reduced, we have historically experienced a greater level of refinancings, which has historically mitigated the impact on earnings of the decline in our MSR asset.

Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, prepayment speeds) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or change in the methodology of valuing our MSR asset, could adversely impact the valuation. The carrying value of our MSR asset was approximately $1.4 billion as of December 31, 2002 and the total portfolio that we were servicing approximated $115.8 billion as of December 31, 2002 (refer to Note 8—Mortgage Servicing Activities to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2002 and 2001). The effects of any adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 12 to our Consolidated Financial Statements.

Retained Interests from Securitizations.    We sell a significant portion of our residential mortgage loans and relocation receivables as part of our overall financing and liquidity strategy. We retain the servicing rights and, in some instances, subordinated residual interests in the mortgage loans and relocation receivables. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to our other assets for failure of debtors to pay when due. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. We estimate fair value of the retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets.

Changes in the estimated fair value of the retained interests based upon variations in the assumptions (e.g., prepayment risks, expected credit losses and interest rate risks) cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. The carrying value of our retained interests was approximately $1.6 billion at December 31, 2002, of which approximately $1.4 billion represented our mortgage servicing rights asset that was retained upon the sale of the underlying mortgage loans, as described above under "Mortgage Servicing Rights." The effects of any adverse potential changes in the estimated fair value of our retained interests are detailed in Note 12 to our Consolidated Financial Statements.

Financial Instruments.    We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 12 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the effect of hypothetical changes to these assumptions.

Goodwill and Other Intangible Assets.    We have reviewed the carrying values of our goodwill and other intangible assets as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying values of our reporting units to their fair values and determined that the carrying amounts of our reporting units did not exceed their respective fair values. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amounts. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying values of goodwill and other intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

The magnitude of an impairment of our goodwill and other intangible assets, if any, cannot be extrapolated. However, our businesses are concentrated in a few industries and, as such, an adverse change to any of these industries will impact our consolidated results and may result in impairment of goodwill and intangible assets. The aggregate carrying value of our goodwill and other intangible assets was approximately $738 million at December 31, 2002, of which $682 million represented goodwill, $17 million represented indefinite-lived intangible assets and $39 million represented intangible assets with finite lives (refer to Note 6—Intangible Assets to our Consolidated Financial Statements for more information on goodwill and other intangible assets).

RESULTS OF OPERATIONS

Discussed below are the operating results for each of our segments, which focus on revenues and Adjusted EBITDA. Adjusted EBITDA is defined as earnings before income taxes, non-program related depreciation and amortization and minority interest. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are also not measured in assessing segment performance. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", our management believes such discussions are the most informative representation of how management evaluates performance. However, our presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. The footnotes to the table presented below describe the items that have been excluded from Adjusted EBITDA.

	Revenues			Adjusted EBITDA
	2002	2001	% Change	2002(a)	2001(b)	% Change
Real Estate Services(c)	$969	$1,225	(21)%	$115	$482	(76)%
Fleet Management Services(d)	1,480	1,266	17%	104	76	37%

Total Reportable Segments	2,449	2,491		219	558
Corporate and Other(e)	—	87	*	—	87	*

Total Company	$2,449	$2,578		219	645

Less: Non-program related depreciation and amortization				61	76
Other charges:
Restructuring charges(f)				(6)	28
Acquisition and integration related costs				—	4
Mortgage servicing rights impairment				—	94

Income before income taxes and minority interest				$164	$443

*
Not meaningful.

(a)
Adjusted EBITDA excludes non-cash credits of $6 million related to changes in the original estimates of costs to be incurred in connection with restructuring initiatives undertaken during 2001 as a result of the September 11, 2001 terrorist attacks ($5 million and $1 million of credits were recorded within Real Estate Services and Fleet Management Services, respectively.

(b)
Adjusted EBITDA excludes charges of $28 million primarily in connection with restructuring and other initiatives undertaken as a result of the September 11th terrorist attacks ($24 million and $4 million of charges were recorded within Real Estate Services and Fleet Management Services, respectively).

(c)
Adjusted EBITDA for 2001 excludes a charge of $94 million related to the impairment of our mortgage servicing rights portfolio.

(d)
Adjusted EBITDA for 2001 excludes charges of $4 million related to the acquisition and integration of the fleet businesses.

(e)
Represents unallocated corporate overhead and the elimination of transactions between segments and, in 2001, the effect of a reclassification pursuant to the adoption of SFAS No. 133 (See "Liquidity and Capital Resources—Changes in Accounting Policies").

(f)
The activity and ending balances of our 2001 restructuring accrual can be found in Note 3 to our Consolidated Financial Statements.

Real Estate Services

Revenues and Adjusted EBITDA decreased $256 million (21%) and $367 million (76%), respectively, during 2002.

Revenues and Adjusted EBITDA in 2002 were negatively impacted by a $275 million non-cash provision for impairment of our mortgage servicing rights ("MSR") asset, which is the value of expected future cash flows. As noted above in "Critical Accounting Policies," the valuation of our MSR asset is generated by numerous estimates and assumptions, the most noteworthy being future prepayment rates, which represent the borrowers' propensity to refinance their mortgage. Today's mortgage industry enables homeowners to more easily refinance than they could in the past, producing a change in consumer behavior that results in a greater likelihood to refinance in periods of declining interest rates, as experienced in the third quarter of 2002. During such period, interest rates on ten-year Treasury notes and 30-year mortgages declined by 120 basis points and 80 basis points, respectively, which resulted in the lowest interest rate levels in 41 years. As a result, we recognized that the steep declines in interest rates experienced throughout the quarter and the related impact on current borrower prepayment behavior necessitated an increase in our estimate of future prepayment rates. Therefore, we updated the third party model we use to value our

MSR asset to one that had recently become available in the marketplace, and revised our assumptions in order to better reflect more current borrower prepayment behavior. The combination of these factors resulted in increases to our estimated future loan prepayment rates, which negatively impacted the value of our MSR asset, hence requiring the provision for impairment of our MSR asset. Further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in the methodology of valuing our MSR asset, could adversely impact the valuation.

Excluding the $275 million non-cash provision for impairment of MSRs, revenues from mortgage-related activities increased $11 million in 2002 compared with 2001 as revenue growth from mortgage production was principally offset by a decline in net revenues from mortgage servicing activities. Revenues from mortgage loan production increased $211 million (32%) in 2002 compared with the prior year due to substantial growth in our outsourced mortgage origination and broker business (explained below) and a 6% increase in the volume of loans that we packaged and securitized (sold by us). In 2002, revenues generated from our fee-based outsourcing and broker origination business grew at a faster rate than revenues generated from packaging and selling mortgage loans to the secondary market ourselves. Production fee income on outsourced and brokered loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue is now driven by more of a mix in both mortgage loans closed and mortgage loans sold (as opposed to just loans sold). Production loans sold increased $2.1 billion (6%), generating incremental production revenues of $83 million. Mortgage loans closed increased $13.8 billion (31%) to $58.3 billion, comprised of a $13.0 billion (191%) increase in closed loans which were outsourced or brokered, and a $750 million (2%) increase in closed loans to be securitized. The increase in outsourced and brokered loan volume contributed incremental production revenues of $128 million in 2002 compared with 2001. Purchase mortgage closings grew 12% to $28.1 billion, and refinancings increased 56% to $30.2 billion. Additionally, in connection with our securitized loans we realized an increase in margin, which is consistent with the mortgage industry operating at a higher percentage of loan production capacity.

Net revenues from servicing mortgage loans declined $199 million, excluding the $275 million non-cash provision of MSRs. However, recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $59 million (17%) primarily due to a 20% year-over-year increase in the average servicing portfolio. Such recurring activity was more than offset by $361 million of increased mortgage servicing rights amortization and valuation adjustments due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment, partially offset by $112 million of incremental net gains from hedging and other derivative activities to protect against changes in the fair value of MSR's due to fluctuations in interest rates.

Revenues and Adjusted EBITDA of this segment were also impacted by an increase in revenues generated from our title and appraisal business, which was substantially offset by a reduction in revenue generated from relocation activities as a result of a decline in relocation-related homesale activity and lower interest rates charged to our clients. Operating and administrative expenses within this segment increased $110 million. Higher expenses incurred to operate the mortgage business to support the continued high levels of mortgage loan production and related servicing activities were partially offset by a reduction in relocation-related costs, adjusting to a weaker corporate spending environment.

On December 31, 2002, we distributed, in the form of a dividend, our title and appraisal service businesses to a wholly-owned subsidiary of Cendant not within our ownership structure. Accordingly, beginning on January 1, 2003, the results of the title and appraisal service businesses will no longer impact our consolidated results of operations.

Fleet Management

Revenues and Adjusted EBITDA increased $214 million (17%) and $28 million (37%), respectively, during 2002.

The businesses comprising this segment were acquired in the March 2001 acquisition of the fleet management and service operations of Avis Group Holdings, Inc. (the car rental operations of Avis are owned by a Cendant subsidiary not within our ownership structure). Accordingly, the revenues and Adjusted EBITDA for full year 2001 only include ten months of results (March through December). The acquisition of the fleet businesses contributed incremental revenues and Adjusted EBITDA in 2002 of $239 million and $16 million, respectively. On a comparable basis, post acquisition (ten months ended December 31, 2002 versus the comparable prior year period), revenues decreased by $25 million, while Adjusted EBITDA increased by $12 million. Principally driving these year-over-year changes on a comparable basis are lower interest revenues offset by lower interest expense on vehicle funding, which is substantially passed through to clients and therefore results in lower revenues but has minimal Adjusted EBITDA impact. This was partially offset by an increase in depreciation on leased vehicles, which is also passed through to clients. Adjusted EBITDA also benefited from cost reductions resulting primarily from restructuring actions undertaken during fourth quarter 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and secured financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. Our finance activities vary from the rest of our businesses based upon the impact of the relative business and financial risks and asset attributes, as well as the nature and timing associated with the respective cash flows. Accordingly, we believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

FINANCIAL CONDITION

	2002	2001	Change
Total assets exclusive of assets under management and mortgage programs	$2,174	$2,048	$126
Total liabilities exclusive of liabilities under management and mortgage programs	967	1,021	(54)
Assets under management and mortgage programs	7,905	7,544	361
Liabilities under management and mortgage programs	7,161	6,794	367
Stockholder's equity	1,951	1,777	174

Total assets exclusive of assets under management and mortgage programs increased primarily due to the recognition as an asset of mortgage loans previously sold to the Government National Mortgage Association ("GNMA") that we now have the option to repurchase according to the terms of the underlying servicing agreements because of their delinquency status. Such increase was partially offset by a decrease in cash (see "Liquidity and Capital Resources—Cash Flows" below for a detailed discussion of such reduction).

Assets under management and mortgage programs increased primarily due to an increase of $620 million in mortgage loans held for sale primarily due to timing differences arising between the origination and sales of such loans. Such increase was partially offset by a net reduction of $272 million to our mortgage servicing rights asset (including the related derivatives) due to valuation adjustments and related amortization, net of additions.

Liabilities exclusive of liabilities under management and mortgage programs decreased primarily due to a decrease in deferred income generated by our mortgage services business.

Liabilities under management and mortgage programs increased primarily due to issuances of debt during 2002 to finance the growth in our portfolio of assets under management and mortgage programs, as discussed above (see "Liquidity and Capital Resources—Outstanding Debt Related to Management and Mortgage Programs" for a detailed description of the change in debt related to management and mortgage programs).

Stockholder's equity increased primarily due to $98 million of net income generated during 2002 and a capital contribution of $125 million from Cendant principally to support the reduction in cash flows generated by financing activities (see "Liquidity and Capital Resources—Cash Flows").

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

CASH FLOWS

At December 31, 2002, we had $30 million of cash on hand, a decrease of approximately $102 million from approximately $132 million at December 31, 2001.

The following table summarizes such decrease:

	Year Ended December 31,
	2002	2001	Change
Cash provided by (used in):
Operating activities	$1,588	$1,519	$69
Investing activities	(1,891)	(2,723)	832
Financing activities	204	1,050	(846)
Effects of exchange rate changes on cash and cash equivalents	(3)	(2)	(1)

Net change in cash and cash equivalents	$(102)	$(156)	$54

During 2002, we used $832 million less cash for investing activities primarily due to the absence in 2002 of $937 million of payment made to fund the acquisition of Avis. We generated $846 million less cash from financing activities during 2002 primarily due to a net increase of $729 million in borrowings repaid during 2002.

Capital expenditures during 2002 amounted to $57 million and were utilized to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We anticipate aggregate capital expenditure investments during 2003 of approximately $65 million.

FINANCIAL OBLIGATIONS

The following table summarizes the components of our debt related to management and mortgage programs:

	As of December 31,
	2002	2001	Change
Asset-Backed Debt:
Vehicle management program(a)	$3,058	$2,933	$125
Mortgage program	871	500	371
Relocation program	80	—	80

	4,009	3,433	576

Unsecured Debt:
Term notes	1,421	679	742
Commercial paper	866	917	(51)
Bank loans	50	894	(844)
Other	117	140	(23)

	2,454	2,630	(176)

Total debt related to management and mortgage programs	$6,463	$6,063	$400

(a)
Approximately $2.1 billion of term notes outstanding under this program as of December 31, 2002 were rated AAA and Aaa by Standard & Poor's and Moody's Investor Services, respectively.

Our debt related to management and mortgage programs increased $400 million due to (i) the net issuance of $125 million of term notes under our vehicle management program, (ii) a net increase of $371 million primarily related to additional borrowings under our mortgage warehouse facilities within our mortgage program, (iii) $80 million of borrowings under our new relocation program and (iv) the net issuance of $742 million of unsecured term notes. Such amounts were partially offset by (i) the repayment during 2002 of $750 million of outstanding borrowings under our revolving credit facilities and (ii) other net repayments of $168 million. The significant terms for our outstanding debt instruments at December 31, 2002 can be found in Note 11 to our Consolidated Financial Statements.

The following tables provide, for debt under management and mortgage programs, the contractual final maturities and our estimates of amortization of the corresponding assets under management and mortgage programs as service for such debt can generally be provided from the liquidation of such assets:

	Contractual Final Maturity			Estimates of Amortization
Year(a)
	Unsecured	Asset-Backed	Total	Unsecured	Asset-Backed	Total
2003	$830	$966	$1,796	$830	$1,533	$2,363
2004	116	—	116	116	729	845
2005	918	—	918	918	431	1,349
2006	—	425	425	—	326	326
2007	188	569	757	188	423	611
Thereafter	402	2,049	2,451	402	567	969

	$2,454	$4,009	$6,463	$2,454	$4,009	$6,463

(a)
Unsecured commercial paper borrowings of $750 million and $116 million are assumed to be repaid with borrowings under our committed credit facilities expiring in 2005 and 2004, respectively, as such amounts are fully supported by our committed credit facilities, which are described below.

Subsequent to December 31, 2002, we issued $1.0 billion of unsecured term notes for net proceeds of $988 million, of which $600 million will mature in March 2013 and bear interest at 7.125% and $400 million will mature in March 2008 and bear interest at 6%. We used the proceeds from these notes to repay outstanding commercial paper.

AVAILABLE CREDIT AND ASSET-BACKED FUNDING ARRANGEMENTS

As of December 31, 2002, available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,491	$3,058	$433
Mortgage program	900	871	29
Relocation program	100	80	20

	4,491	4,009	482

Committed Credit Facilities
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$5,991	$4,009	$1,982

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.

Any borrowings under our two $750 million credit facilities maturing in February 2004 and 2005 will bear interest at LIBOR plus a margin currently approximating 72.5 basis points. In addition, we will also be required to pay a per annum facility fee of approximately 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to us by nationally recognized debt rating agencies are downgraded to a level below our ratings as of December 31, 2002, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 22.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 65 basis points.

We also currently have $1 billion of availability for public debt issuances under shelf registration statements.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

In addition to our on-balance sheet borrowings and available credit facilities, as part of our overall financing and liquidity strategy, we sell specific assets under management and mortgage programs generated or acquired in the normal course of business. We sell relocation receivables to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity, in exchange for cash. Additionally, we sell mortgage loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.1 billion as of December 31, 2002) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity.

We utilize the Apple Ridge and Bishop's Gate special purpose entities because they are highly efficient for the sale or financing of assets and represent conventional practice in the finance industry. See Note 1 to our Consolidated Financial Statements for our accounting policy regarding the sale of assets to off-balance sheet entities. None of our or Cendant's affiliates, officers, directors or employees hold any equity interest in any of these special purpose entities, nor do we or our affiliates, or Cendant or its affiliates, provide any financial support or financial guarantee arrangements to these special purpose entities. None of our or Cendant's affiliates, officers, directors or employees receive any remuneration from any of these special purpose entities.

Presented below is detailed information for both of the special purpose entities we utilized in off-balance sheet financing and sale arrangements as of December 31, 2002.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued	Maximum Available Capacity(b)	Annual Servicing Fee(c)
Relocation
Apple Ridge	$567	$600		$490		$110.75%
Mortgage
Bishop's Gate(d)	2,302	3,223	(e)	2,351		724.37%

(a)
Does not include cash of $11 million and $195 million at Apple Ridge and Bishop's Gate, respectively.

(b)
Subject to maintaining sufficient assets to collateralize debt.

(c)
Represents annual servicing fees we receive on the outstanding balance of the transferred assets.

(d)
The equity of Bishop's Gate (currently in excess of 4%) is held by independent third parties who bear the credit risk of the assets. Bishop's Gate has entered into swaps with several banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate. Additionally, PHH has entered into separate corresponding swaps with the banks, the net effect of which is that PHH has agreed to bear the interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate assumed by the banks under their swap with Bishop's Gate. We in turn offset the interest rate risks associated with the swaps by entering into forward delivery contracts for mortgage-backed securities. Both the swaps and the forward delivery commitments are derivatives under SFAS No. 133 and are recorded at fair value through earnings at the end of each reporting period. The fair value and changes in fair value of the swaps and forward delivery commitments have substantially offsetting effects. In connection with the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (discussed below in "Recently Issued Accounting Pronouncements"), we expect to consolidate Bishop's Gate in our financial statements as of July 1, 2003.

(e)
Includes our ability to fund assets with $148 million of outside equity certificates.

The receivables and mortgage loans transferred to these special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us.

We also sell interests in operating leases and the underlying vehicles to two independent Canadian third parties. We repurchase the leased vehicles and then lease such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 8% of the total lease payments. The amounts not prepaid represent our only exposure in connection with these transactions. The total subordinated interest under these leasing arrangements, as recorded on our Consolidated Balance Sheets at December 31, 2002 and 2001, were $22 million and $21 million, respectively. We recognized $6 million and $7 million of net revenues related to these securitizations during 2002 and 2001, respectively.

Liquidity Risk

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate, as we may not have the ability to generate sufficient cash flows from operating activities due to those unfavorable conditions. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by a deterioration in the performance of the underlying assets of such programs. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of December 31, 2002, we were in compliance with all covenants under these facilities. When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities.

Currently our credit ratings are as follows:

	Moody's Investors Service	Standard & Poor's	Fitch
Senior debt(a)	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

(a)
Currently on negative outlook.

A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations

The following table summarizes our future contractual obligations:

	2003	2004	2005	2006	2007	Thereafter	Total
Debt under management and mortgage programs(a)	$1,146	$—	$696	$425	$757	$3,451	$6,475
Operating leases	47	27	26	22	21	175	318
Capital leases	2	2	1	—	—	—	5
Other purchase commitments	36	19	12	7	8	—	82

Total	$1,231	$48	$735	$454	$786	$3,626	$6,880

(a)
Represents debt under management and mortgage programs which was issued to support the purchase of assets under management and mortgage programs. Amounts shown are based upon contractual maturities and reflect (i) the February 2003 issuance of $650 million of commercial paper and redemption of $650 million of medium-term notes due 2003, (ii) the February 2003 issuance of $400 million of medium-term notes due 2008 and $600 million of medium-term notes due 2013 and (iii) the February 2003 repayment of $988 million of commercial paper due 2003.

CHANGE IN ACCOUNTING POLICIES

Goodwill and Other Intangible Assets.    On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, we have not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized on a straight-line basis over their estimated periods to be benefited. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 6—Intangible Assets to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142).

In connection with the implementation of SFAS No. 142, we were required to assess goodwill and indefinite-lived intangible assets for impairment. We reviewed the carrying value of our reporting units by comparing such amounts to their fair value and determined that the carrying value of our reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard and the annual testing did not result in a charge and, as such, did not impact our results of operations during 2002.

Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, we accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in first quarter 2001 to account for the cumulative effect of the accounting change.

Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, we have recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $13 million ($8 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, we also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $82 million recorded in other revenues within the Consolidated Statement of Income.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.    On April 1, 2001, we adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" in its entirety. This standard revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to our financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. We will adopt this standard on January 1, 2003, as required.

Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this Interpretation as of December 31, 2002, as required by this Interpretation (see Note 13 to our Consolidated Financial Statements).

Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have applied the disclosure provisions of SFAS No. 148 as of December 31, 2002. See Note 1—Summary of Significant Accounting Policies to our Consolidated Financial Statements for a table that illustrates the effect on net income if the fair value based method had been applied during each period presented.

As permitted by SFAS No. 123, during 2002, we measured stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25. Accordingly, we did not recognize compensation expense upon the issuance of CD common stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. We complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and have elected to use the prospective method permitted by SFAS No. 148. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, we will expense all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, we are required to apply the consolidation provisions of this Interpretation immediately. To date, we have not created a variable interest entity nor obtained an interest in a variable interest entity for which we would be required to apply the consolidation provisions of this Interpretation immediately.

For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in our financial statements as of July 1, 2003. For these variable interest entities, we expect to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003. This Interpretation also requires certain disclosures herein if it is reasonably possible that we will consolidate or disclose information about a variable interest entity when we initially apply the guidance in this Interpretation. We have applied the disclosure provisions of this Interpretation as of December 31, 2002.

We are currently evaluating the impact of adopting this Interpretation. We have concluded that the adoption of this Interpretation will result in the consolidation of the mortgage securitization facility, Bishop's Gate Residential Mortgage Trust ("Bishop's Gate"), as of July 1, 2003. The consolidation is not expected to affect our results of operations. However, had we consolidated Bishop's Gate as of December 31, 2002, our total assets and liabilities under management and mortgage programs would have increased by approximately $2.5 billion each. See Note 12 to our Consolidated Financial Statements for a detailed description of the Bishop's Gate mortgage securitization facility.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use various financial instruments, particularly swap contracts, forward delivery commitments and futures and options contracts to manage and reduce the interest rate risk related specifically to our committed mortgage pipeline, mortgage loan inventory, mortgage servicing rights, mortgage-backed securities, debt and certain other interest bearing liabilities. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and forecasted royalties, forecasted earnings of foreign subsidiaries and forecasted foreign currency denominated acquisitions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 17—Financial Instruments to our Consolidated Financial Statements.

Our principal market exposures are interest and foreign currency rate risks.

  •
  Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market risk exposure for the foreseeable future.

  •
  Our primary foreign currency rate exposure is to exchange rate fluctuations in the British pound sterling. We anticipate that such foreign currency exchange rate risk will remain a primary market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and currency rates.

We use a discounted cash flow model in determining the fair values of relocation receivables, equity advances on homes, mortgage loans, commitments to fund mortgages, mortgage servicing rights, mortgage-backed securities and our retained interests in securitized assets. The primary assumptions used in these models are prepayment speeds, estimated loss rates, and discount rates. In determining the fair value of mortgage servicing rights and mortgage-backed securities, the models also utilize credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on prices sourced from Bloomberg in determining the impact of interest rate shifts. We also utilize an option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value.

We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures at December 31, 2002, 2001 and 2000.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2002, 2001 and 2000 market rates on our instruments to perform the sensitivity analyses separately for each of our market risk exposures—interest and currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our fair values and cash flows would not be material. The potential loss in earnings resulting from the impact of a 10% increase and decrease in interest rates was approximately $58 million and $10 million, respectively. While these results may be used as benchmarks, they should not be viewed as forecasts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures.    Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHH CORPORATION

By:	/s/ RICHARD A. SMITH Richard A. Smith President Date: March 5, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SMITH (Richard A. Smith)	President	March 5, 2003
/s/ DUNCAN H. COCROFT (Duncan H. Cocroft)	Executive Vice President and Chief Financial Officer	March 5, 2003
/s/ JOHN T. MCCLAIN (John T. McClain)	Senior Vice President and Corporate Controller	March 5, 2003
/s/ JAMES E. BUCKMAN (James E. Buckman)	Director	March 5, 2003
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Director	March 5, 2003

CERTIFICATIONS

I, Richard A. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of PHH Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ RICHARD A. SMITH President

I, Duncan H. Cocroft, certify that:

1.
I have reviewed this annual report on Form 10-K of PHH Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ DUNCAN H. COCROFT Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholder's equity for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite lived intangible assets. Also, as discussed in Note 1, on January 1, 2001, the Company modified the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 5, 2003
(February 13, 2003 as to the subsequent event described in Note 20)

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2002	2001	2000
Revenues
Service fees, net	$1,165	$1,401	$869
Fleet leasing	1,284	1,090	—
Other	—	87	29

Net revenues	2,449	2,578	898

Expenses
Operating	757	625	377
Vehicle depreciation and interest, net	1,175	1,024	—
General and administrative	298	284	169
Non-program related depreciation and amortization	61	76	43
Other charges (credits):
Restructuring charges	(6)	28	1
Acquisition and integration related costs	—	4	—
Mortgage servicing rights impairment	—	94	—

Total expenses	2,285	2,135	590

Income before income taxes and minority interest	164	443	308
Provision for income taxes	64	180	116
Minority interest, net of tax	2	1	—

Income from continuing operations	98	262	192
Loss on disposal of discontinued operations, net of tax	—	—	(9)

Income before cumulative effect of accounting changes	98	262	183
Cumulative effect of accounting changes, net of tax	—	(35)	—

Net income	$98	$227	$183

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$30	$132
Restricted cash	177	132
Receivables (net of allowance for doubtful accounts of $23 and $29)	458	477
Available-for-sale debt securities	114	131
Property and equipment, net	189	191
Goodwill, net	682	627
Other assets	524	358

Total assets exclusive of assets under programs	2,174	2,048

Assets under management and mortgage programs:
Restricted cash	264	274
Mortgage loans held for sale	1,864	1,244
Relocation receivables	239	292
Vehicle-related, net	3,773	3,697
Mortgage servicing rights, net	1,380	1,937
Derivatives related to mortgage servicing rights, net	385	100

	7,905	7,544

Total assets	$10,079	$9,592

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and other accrued liabilities	$922	$940
Deferred income	10	51
Deferred income taxes	35	30

Total liabilities exclusive of liabilities under programs	967	1,021

Liabilities under management and mortgage programs:
Debt	6,463	6,063
Deferred income taxes	698	731

	7,161	6,794

Commitments and contingencies (Note 13)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	925	800
Retained earnings	1,046	983
Accumulated other comprehensive loss	(20)	(6)

Total stockholder's equity	1,951	1,777

Total liabilities and stockholder's equity	$10,079	$9,592

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2002	2001	2000
Operating Activities
Net income	$98	$227	$183
Adjustments to arrive at income from continuing operations	—	35	9

Income from continuing operations	98	262	192
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-program related depreciation and amortization	61	76	43
Other charges (credits), net	(6)	116	(1)
Deferred income taxes	(32)	54	177
Net change in operating assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	3	(50)	231
Income taxes	2	111	(61)
Accounts payable and other accrued liabilities	(50)	142	(127)
Other, net	85	(52)	(58)

Net cash provided by operating activities exclusive of management and mortgage programs	161	659	396

Management and mortgage programs:
Vehicle depreciation	1,106	882	—
Amortization of mortgage servicing rights	468	248	153
Provision for impairment of mortgage servicing rights	454	50	—
Origination of mortgage loans	(43,488)	(40,963)	(24,196)
Proceeds on sale of and payments from mortgage loans held for sale	42,887	40,643	24,428

	1,427	860	385

Net cash provided by operating activities	1,588	1,519	781

Investing activities
Property and equipment additions	(57)	(62)	(34)
Proceeds from sales of available-for-sale securities	15	34	21
Purchases of available-for-sale securities	(24)	(36)	(98)
Net assets acquired (net of cash acquired of $8 in 2002 and $134 in 2001) and acquisition-related payments	(36)	(826)	(19)
Net proceeds from dispositions of businesses	—	109	—
Other, net	(35)	(69)	(10)

Net cash used in investing activities exclusive of management and mortgage programs	(137)	(850)	(140)

Management and mortgage programs:
Investment in vehicles	(6,646)	(7,106)	—
Payments received on investment in vehicles	5,478	5,943	—
Equity advances on homes under management	(5,968)	(6,306)	(7,637)
Repayment on advances on homes under management	6,028	6,340	8,009
Net additions to mortgage servicing rights	(377)	(759)	(766)
Net change to derivatives related to mortgage servicing rights	(285)	(43)	(12)
Proceeds from sales of mortgage servicing rights	16	58	84

	(1,754)	(1,873)	(322)

Net cash used in investing activities	(1,891)	(2,723)	(462)

Financing activities
Capital contribution from Cendant	125	38	250
Payment of dividends to Cendant	—	(36)	(65)
Net intercompany funding from (to) Parent	(101)	137	(20)
Other, net	(15)	(13)	(1)

Net cash provided by financing activities exclusive of management and mortgage programs	9	126	164

Management and mortgage programs:
Proceeds from borrowings	12,402	8,474	4,208
Principal payments on borrowings	(12,093)	(7,666)	(5,420)
Net change in short-term borrowings	(114)	116	938

	195	924	(274)

Net cash provided by (used in) financing activities	204	1,050	(110)

Effect of changes in exchange rates on cash and cash equivalents	(3)	(2)	(1)

Net increase (decrease) in cash and cash equivalents	(102)	(156)	208
Cash and cash equivalents, beginning of period	132	288	80

Cash and cash equivalents, end of period	$30	$132	$288

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Retained Earnings		Total Stockholder's Equity
	Shares	Amount
Balance at January 1, 2000	1,000	$512	$674	$(2)	$1,184
Comprehensive income
Net income	—	—	183	—
Unrealized loss on available-for-sale securities, net of tax of $(1)	—	—	—	(2)
Total comprehensive income					181
Cash dividend	—	—	(65)	—	(65)
Capital contribution from Cendant	—	250	—	—	250

Balance at December 31, 2000	1,000	762	792	(4)	1,550
Comprehensive income
Net income	—	—	227	—
Currency translation adjustment	—	—	—	(4)
Minimum pension liability adjustment, net of tax of $(11)	—	—	—	(17)
Unrealized gain on available-for-sale securities, net of tax of $12	—	—	—	19
Total comprehensive income					225
Cash dividend	—	—	(36)	—	(36)
Capital contribution from Cendant	—	38	—	—	38

Balance at December 31, 2001	1,000	800	983	(6)	1,777
Comprehensive income
Net income	—	—	98	—
Currency translation adjustment	—	—	—	4
Minimum pension liability adjustment, net of tax of $(9)	—	—	—	(15)
Unrealized losses on available-for-sale securities, net of tax of $(7)	—	—	—	(10)
Unrealized gain on cash flow hedges, net of tax of $4	—	—	—	7
Total comprehensive income					84
Dividend of assets	—	—	(35)	—	(35)
Capital contribution from Cendant	—	125	—	—	125

Balance at December 31, 2002	1,000	$925	$1,046	$(20)	$1,951

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

  PHH Corporation is a provider of mortgage, relocation and fleet management services. The Consolidated Financial Statements include the accounts of PHH Corporation and its subsidiaries (collectively, "the Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity.

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

  Consolidation Policy

  The Company applies generally accepted accounting principles and interpretations when evaluating whether it should consolidate securitization entities. Typically, if the Company does not retain both control of the assets transferred to the securitization entities, as well as the risks and rewards of those assets, the Company will not consolidate such entities. In determining whether the securitization entity should be consolidated, the Company considers whether the entity is a qualifying special purpose entity, as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125."

  Securitizations

  The Company sells a significant portion of its residential mortgage loans and relocation receivables as part of its overall financing and liquidity strategy. In accordance with generally accepted accounting principles, the assets sold and the related liabilities are not reflected on the Company's Consolidated Balance Sheets as such assets are legally isolated from creditor claims and removed from the Company's control. In some instances, the Company retains the servicing rights and obligations on the assets sold and subordinated interests. With the exception of specific mortgage loans that are sold with recourse (described in more detail within Note 7—Mortgage Loans Held for Sale), the investors have no recourse to the Company's other assets for failure of debtors to pay when due. The retained interests (with the exception of mortgage servicing rights, the accounting for which is described below under "Revenue Recognition—Mortgage") are classified as available-for-sale securities and recorded on the Company's Consolidated Balance Sheets. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets.

  Derivative Instruments

  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates, foreign currency exchange rates, prices of mortgage loans held for sale, anticipated mortgage loan closings arising from commitments issued and changes in fair value of its mortgage servicing rights asset. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

  All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included as a component of net revenues in the Consolidated Statements of Income. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues in the Consolidated Statements of Income.

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

  Goodwill and Identifiable Intangible Assets

  On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. In connection with the adoption of this standard, the Company has not amortized any goodwill or indefinite-lived intangible assets during 2002. Prior to the adoption, all intangible assets were amortized over their estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2002 do not reflect such amortization (see Note 6—Intangible Assets for a pro forma disclosure depicting the Company's results of operations during 2001 and 2000 after applying the non-amortization provisions of SFAS No. 142). In connection with the implementation of SFAS No. 142, the Company was required to assess goodwill and indefinite-lived intangible assets for impairment. The Company reviewed the carrying value of its reporting units by comparing such amounts to their fair value and determined that the carrying amounts of the reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Additionally, pursuant to SFAS No. 142, as of January 1, 2002, the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. During 2002, the Company determined that such assets were not impaired.

  Asset Impairments

  The Company evaluates the recoverability of its long-lived assets, including goodwill and indefinite-lived intangible assets for periods before January 1, 2002, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

  Revenue Recognition

  Mortgage.    Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Mortgage loans are recorded at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Loan servicing revenue, which represents servicing and other fees earned for servicing mortgage loans owned by investors, is recognized upon receipt and recorded net of guaranty fees and impairment and amortization of the mortgage servicing rights asset. Costs associated with loan servicing are charged to expense as incurred.

  A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. Upon initial recording of the MSR, the total cost of loans originated or acquired is allocated between the MSR and the mortgage loan, without the servicing rights, based on relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company's historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. The Company uses a third party model, adjusted to reflect the historical prepayment behavior exhibited by its portfolio, to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods or refinance incentive and incorporates loan characteristics (e.g., loan type and loan rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net servicing revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR's to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the assets is not recoverable, the asset and the previously designated valuation allowance is reduced to reflect the write-down. See Note 8—Mortgage Servicing Activities for more information regarding MSRs and the related valuation allowance.

  Relocation.    Revenues and related costs associated with the purchase and resale of a transferee's residence are recognized as services are provided. Relocation services revenue is generally recorded net of costs reimbursed by client corporations and interest expense incurred to fund the purchase of a transferee's residence. Revenue for other fee-based programs, such as home marketing assistance, household goods moves and destination services, is recognized over the periods in which the services are provided and the related expenses are incurred.

  Fleet Leasing.    The Company leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases or open-end finance leases (direct financing leases). Each lease is either classified as an operating lease or a direct financing lease, as appropriate. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee's election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

  Vehicle Depreciation and Interest, net

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. Leased vehicles are depreciated to their estimated value on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles are reflected as an adjustment to depreciation expense.

  Cash and Cash Equivalents

  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

  The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage and fleet management businesses. Restricted cash amounts classified outside of management and mortgage programs primarily relate to (i) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements and (ii) fees collected and held for pending mortgage closings. Restricted cash amounts classified as assets under management and mortgage programs primarily relate to the collateralization requirements of outstanding debt for the Company's fleet management business.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation, recorded as a component of non-program depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives are generally 30 years for buildings and improvements and 3 to 7 years for furniture, fixtures and equipment. Amortization of leasehold improvements, also recorded as a component of non-program depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter, generally ranging from 3 to 15 years.

  Changes in Accounting Policies

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30,

  "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.    On April 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125" in its entirety. This standard revised the criteria for accounting for securitizations, other financial asset transfers and collateral and introduced new disclosures, but otherwise carried forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendment. The impact of adopting the remaining provisions of this standard was not material to the Company's financial position or results of operations.

  Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, the Company accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in first quarter 2001 to account for the cumulative effect of the accounting change.

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $13 million ($8 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $82 million recorded in other revenues within the Consolidated Statement of Income.

  Recently Issued Accounting Pronouncements

  Costs Associated with Exit or Disposal Activities.    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a

  liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt this standard on January 1, 2003, as required.

  Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions on January 1, 2003. The disclosure provisions of this Interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company has applied the disclosure provisions of this Interpretation as of December 31, 2002, as required (see Note 13—Commitments and Contingencies).

  Stock-Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS No. 148 as of December 31, 2002, as required.

  The following table illustrates the effect on net income if the fair value based method had been applied during each period presented.

	Year Ended December 31,
	2002	2001	2000
Reported net income	$98	$227	$183
Add back: Stock-based employee compensation expense included in reported net income, net of tax	—	2	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	47	24	18

Pro Forma net income	$51	$205	$165

  Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company upon the adoption of the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Future expense may vary based upon factors such as the number of awards granted and the then-current fair market value of such awards.

  Detailed information regarding compensation expense for stock awards can be found in Note 15—Stock Plans.

  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity.

  For variable interests entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of this Interpretation immediately. To date, the Company has not created a variable interest entity nor obtained an interest in a variable interest entity for which the Company would be required to apply the consolidation provisions of this Interpretation immediately.

  For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in the Company's financial statements as of July 1, 2003. For these variable interest entities, the Company expects to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003. This Interpretation also requires certain disclosures herein if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when it initially applies the guidance in this Interpretation. The Company has applied the disclosure provisions of this Interpretation as of December 31, 2002.

  The Company is currently evaluating the impact of adopting this Interpretation. The Company has concluded that the adoption of this Interpretation will result in the consolidation of its mortgage securitization facility, Bishop's Gate Residential Mortgage Trust ("Bishop's Gate"), as of July 1, 2003. The consolidation of Bishop's Gate is not expected to effect the Company's results of operations. However, had the Company consolidated Bishop's Gate as of December 31, 2002, its total assets and liabilities under management and mortgage programs would have increased by approximately $2.5 billion each. See Note 12—Transfers and Servicing of Financial Assets for a detailed description of the Bishop's Gate mortgage securitization facility.

2.    Acquisitions

  Avis Group Holdings, Inc.    On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million in cash (including transaction costs and expenses of $40 million and approximately $17 million related to the conversion of Avis employee stock options into Cendant's CD common stock options). In connection with the acquisition, the Company's investment in the convertible preferred stock of an Avis subsidiary was accounted for as a component of Cendant's basis in Avis. The acquisition was funded from cash on hand of approximately $200 million and borrowings from Cendant of approximately $737 million, of which $600 million was repaid during 2001. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the former fleet management business of Avis ("Fleet"). The Company recorded goodwill of approximately $594 million on its Consolidated Balance Sheets resulting from this acquisition.

  Pro forma net revenues, income from continuing operations and net income would have been as follows had the acquisition of Fleet occurred on January 1, 2001:

Amount
Net revenues	$2,830
Income from continuing operations	261
Net income	226

  These pro forma results do not give effect to any synergies expected to result from the acquisition of Fleet and are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 2001, nor are they necessarily indicative of future consolidated results.

  Other.    During 2002, the Company also completed four acquisitions for aggregate consideration of approximately $43 million in cash. The goodwill resulting from these acquisitions aggregated $29 million.

3.    Other Charges (Credits)

  Restructuring Charges

  2001 Restructuring Charge.    As a result of changes in business and consumer behavior following the September 11, 2001 terrorist attacks, the Company's management formally committed to various strategic initiatives during fourth quarter 2001, which were generally aimed at aligning cost structures in the Company's underlying businesses in response to anticipated levels of volume. Accordingly, during 2001, the Company incurred restructuring charges of $28 million, of which $9 million were non-cash. These initiatives primarily affected the Company's Real Estate Services Segment. During 2002, such liability was reduced by $6 million as a result of changes in the original estimate of costs to be incurred. Liabilities associated with these initiatives are classified as a component of accounts payable and other accrued liabilities.

  The initial recognition of the charge and the corresponding utilization from inception are summarized by category as follows:

	2001 Restructuring Charge	Cash Payments	Other Reductions	Balance at December 31, 2001	Cash Payments	Other Reductions	Balance at December 31, 2002
Personnel related	$11	$2	$—	$9	$8	$—	$1
Asset impairments and contract terminations	7	—	6	1	—	1	—
Facility related	10	1	—	9	4	5	—

Total	$28	$3	$6	$19	$12	$6	$1

  Personnel related costs primarily included severance resulting from the rightsizing of certain businesses and corporate functions. The Company formally communicated the termination of employment to approximately 700 employees, representing a wide range of employee groups, and as of December 31, 2002, the Company had terminated all of these employees. All other costs were incurred primarily in connection with facility closures and lease obligations resulting from the consolidation of business operations. These initiatives were completed as of December 31, 2002.

  Acquisition and Integration Related Costs

  During 2001, the Company incurred charges of $4 million primarily in connection with modifications of stock option contracts, which did not meet the accounting criteria for capitalization.

  Mortgage Servicing Rights Impairment

  During fourth quarter 2001, the Company determined that an impairment of its mortgage servicing rights asset had occurred due to unprecedented interest rate reductions subsequent to the September 11, 2001 terrorist attacks, whereby the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year Treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a then 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the forecasted loan prepayment speeds, which negatively impacted the carrying value of the Company's mortgage servicing rights asset, hence requiring a $94 million provision for the impairment of the mortgage servicing rights asset. The Company deemed these reductions not to be in the ordinary course of business. Accordingly, the Company segregated this amount from other provisions for impairment of its mortgage servicing rights assets (which are discussed in Note 8—Mortgage Servicing Activities).

4.    Income Taxes

  The Company's income taxes are included in the consolidated federal tax return of Cendant. In addition, the Company files consolidated and combined state income tax returns with Cendant in jurisdictions where required. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. Pre-tax income is primarily generated from domestic sources.

  The income tax provision consists of:

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$76	$95	$(55)
State	13	12	(7)
Foreign	3	5	1

	92	112	(61)

Deferred
Federal	(23)	57	149
State	(5)	11	28

	(28)	68	177

Provision for income taxes	$64	$180	$116

  Deferred income tax assets and liabilities are comprised of:

	December 31,
	2002	2001
Deferred income tax assets:
Accrued liabilities and deferred income	$10	$27
Provision for doubtful accounts	8	10
Acquisition and integration-related liabilities	—	4
State net operating loss carryforward	68	62
Other	—	6
Valuation allowance(a)	(68)	(62)

Deferred income tax assets	18	47

Deferred income tax liabilities:
Depreciation and amortization	51	77
Other	2	—

Deferred income tax liabilities	53	77

Net deferred income tax liability	$35	$30

(a)
The valuation allowance at December 31, 2002 relates to deferred tax assets for state net operating loss carryforwards of $68 million. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  Deferred income tax liabilities related to management and mortgage programs are comprised of:

	December 31,
	2002	2001
Unamortized mortgage servicing rights	$391	$481
Depreciation and amortization	288	213
Other	19	37

Net deferred income tax liability under management and mortgage programs	$698	$731

  No provision has been made for U.S. federal deferred income taxes on approximately $11 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2002 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.2	3.3	4.6
Taxes on foreign operations at rates different than U.S. federal statutory rates	0.3	1.0	0.2
Other	0.5	1.3	(2.1)

	39.0%	40.6%	37.7%

5.    Property and Equipment, net

  Property and equipment, net consisted of:

	December 31,
	2002	2001
Land	$—	$3
Building and leasehold improvements	14	12
Furniture, fixtures and equipment	367	335

	381	350
Less: accumulated depreciation and amortization	192	159

	$189	$191

6.    Intangible Assets

  Intangible assets consisted of:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists(a)	$43	$4	$43	$2
Other(a)	3	3	12	2

	$46	$7	$55	$4

Unamortized Intangible Assets
Goodwill	$682		$648	$21

Trademarks(a)	$17		$43	$3

(a)
Included within other assets on the Company's Consolidated Balance Sheets. Customer lists are generally amortized over a period of 20 years.

  The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2002	Goodwill Acquired during 2002	Other	Balance as of December 31, 2002
Real Estate Services	$45	$23	$26	$94
Fleet Management Services	582	6	—	588

Total Company	$627	$29	$26	$682

  Amortization expense included within non-program related depreciation and amortization relating to all intangible assets excluding mortgage servicing rights (see Note 8—Mortgage Servicing Activities) was as follows:

	Year Ended December 31,
	2002	2001	2000
Goodwill	$—	$14	$1
Trademarks	—	1	1
Customer lists	2	2	—
Other	1	2	—

Total	$3	$19	$2

  Based on the Company's amortizable intangible assets as of December 31, 2002 (excluding mortgage servicing rights), the Company expects related amortization expense for the five succeeding fiscal years to approximate $2 million each year.

  Had the Company applied the non-amortization provisions of SFAS No. 142, net income data for CD common stock would have been as follows:

	Year Ended December 31,
	2001	2000
Reported net income	$227	$183
Add back: Goodwill amortization, net of tax	14	1
Add back: Trademark amortization, net of tax	1	—

Pro forma net income	$242	$184

7.    Mortgage Loans Held for Sale

  Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of approximately 30 to 60 days and then sold into the secondary market. Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. The Company also sells mortgage loans through Bishop's Gate Residential Mortgage Trust, a special purpose entity discussed in Note 12—Transfers and Servicing of Financial Assets, or through capacity under a public registration statement (which approximated $1.1 billion as of December 31, 2002).

  Of the Company's total servicing portfolio at December 31, 2002 and 2001, only $1.8 billion (approximately 1.5%) and $154 million (less than 1%), respectively, of mortgage loans were sold with recourse. While substantially all of the mortgage loans serviced by the Company were sold without recourse, the Company initiated a program during 2002 where it began providing credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the mortgage loans, represented $1.7 billion of the total $1.8 billion of mortgage loans sold with recourse as of December 31, 2002. The Company believes it has recorded adequate allowances to cover expected losses on such loans and that such losses would not be material to its results of operations.

8.    Mortgage Servicing Activities

  The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	2002	2001
Balance, January 1,	$97,205	$82,187
Additions	47,045	30,317
Payoffs/curtailments	(35,514)	(23,973)
Purchases, net	5,343	8,674

Balance, December 31,	$114,079	$97,205

  The Company was also servicing approximately $1.8 billion and $1.6 billion of second-home equity mortgages as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the weighted average note rate on all the underlying mortgages serviced by the Company was 6.17%.

  The activity in the Company's capitalized MSRs consisted of:

	Year Ended December 31,
	2002		2001
Balance, January 1,	$2,081		$1,596
Additions, net	928		855
Changes in fair value	(540)		(103)
Amortization	(468)		(237)
Permanent impairment	(92)		—
Sales	(26)		(30)

Balance, December 31,	1,883		2,081

Valuation allowance
Balance, January 1,	(144)		—
Additions	(454	)(a)	(144	)(b)
Permanent impairment	92		—
Reductions	3		—

Balance, December 31,	(503)		(144)

Mortgage Servicing Rights, net	$1,380		$1,937

(a)
Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $290 million. Approximately $275 million ($175 million, after tax) of this amount resulted from reductions in interest rates and an acceleration in loan prepayments as well as an update to the Company's loan prepayment model, all of which occurred during third quarter 2002.

(b)
Approximately $50 million ($29 million, after tax) of this amount relates to changes in estimates of interest rates in the ordinary course of business. The remaining $94 million ($55 million, after tax) represents changes in estimates caused by interest rate reductions subsequent to the September 11, 2001 terrorist attacks (see Note 3—Other Charges (Credits) for a more detailed description of this provision).

  During 2002, 2001 and 2000, the Company recorded amortization expense of $468 million, $237 million and $153 million, respectively, related to its MSRs. As of December 31, 2002, the Company expects amortization expense for the five succeeding fiscal years to approximate $393 million, $338 million, $289 million, $253 million and $224 million. As of December 31, 2002, the MSR portfolio had a weighted average life of approximately 4.4 years.

  The Company uses derivatives to mitigate the impact that increased prepayments have on the value of mortgage servicing rights. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Year Ended December 31,
	2002	2001
Balance, January 1,(a)	$100	$215
Additions, net	389	259
Changes in fair value	655	106
Sales and/or cash (received) or paid	(759)	(480)

Balance, December 31,	$385	$100

(a)
In 2001, includes $158 million of gains on derivatives which were recorded as a cumulative effect of accounting change in accordance with the adoption of SFAS No. 133.

  The net impact of the changes in fair value of the Company's MSRs after giving effect to the changes in fair value of related derivatives was a gain of $115 million and $3 million during 2002 and 2001, respectively. Such amounts are included within net revenues in the Consolidated Statements of Income.

9.    Vehicle Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs comprised the following:

	December 31,
	2002	2001
Vehicles under open-end operating leases	$4,991	$4,121
Vehicles under closed-end operating leases	172	106

Vehicles held for leasing	5,163	4,227
Vehicles held for sale	34	43

	5,197	4,270
Less: accumulated depreciation	(1,736)	(879)

Total investment in leased vehicles	3,461	3,391
Plus: Receivables under direct financing leases	82	125
Plus: Fuel card related receivables	230	181

Total vehicle-related, net	$3,773	$3,697

  The components of vehicle depreciation and interest, net are summarized below:

	December 31,
	2002	2001
Depreciation expense	$1,069	$879
Interest expense, net(a)	106	145

	$1,175	$1,024

(a)
Net of interest income of $4 million and $8 million during 2002 and 2001, respectively.

  At December 31, 2002, future minimum lease payments to be received on the Company's open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount
2003	$1,166
2004	985
2005	697
2006	344
2007	126
Thereafter	143

$3,461

  The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 8% of the total lease payments. The amounts not prepaid represent the Company's only exposure in connection with these transactions. The total subordinated interest under these leasing arrangements, as recorded on the Company's Consolidated Balance Sheets at December 31, 2002 and 2001, were $22 million and $21 million, respectively. The Company recognized $6 million and $7 million of net revenues related to these securitizations during 2002 and 2001, respectively.

10.  Accounts Payable and Other Accrued Liabilities

  Accounts payable and other accrued liabilities consisted of:

	December 31,
	2002	2001
Accounts payable	$389	$428
Income taxes payable	75	113
Accrued payroll and related	70	86
Due to Cendant	38	99
Accrued interest	38	31
Other	312	183

	$922	$940

11.  Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs, which is generally matched to a pool of assets under management and mortgage programs (see Note 1—Summary of Significant Accounting Policies), consisted of:

	December 31,
	2002	2001
Asset-Backed Debt:
Vehicle management program	$3,058	$2,933
Mortgage program	871	500
Relocation program	80	—

	4,009	3,433

Unsecured Debt:
Term notes	1,421	679
Commercial paper	866	917
Bank loans	50	894
Other	117	140

	2,454	2,630

Total debt related to management and mortgage programs	$6,463	$6,063

  Asset-Backed Debt

  Vehicle Management Program.    Borrowings under the Company's vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and preferred membership interests to support the acquisition of vehicles used in the Company's fleet leasing operations. The debt issued is collateralized by the vehicles purchased. The titles to all the vehicles collateralizing the debt issued under this program are held in bankruptcy remote trusts and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2% and 3% during 2002 and 2001, respectively.

  Mortgage Program.    Borrowings under the Company's mortgage program primarily represent short-term debt issued under repurchase facilities which are used to warehouse mortgage loans originated by the Company before they are ultimately sold into the secondary market. Such facilities are renewable on an annual basis at the discretion of the lenders. The debt issued under this program is collateralized by underlying mortgage loans held in safe-keeping by the respective custodian to each of the repurchase agreements. The weighted average interest rates on borrowings under this program was 3% and 4% during 2002 and 2001, respectively.

  Relocation Program.    Borrowings under the Company's relocation program represent bank debt issued by a domestic relocation conduit, which is collateralized by relocation receivables. The weighted average interest rates on borrowings under this program was 4% during 2002.

  Unsecured Debt

  Term Notes.    Includes (i) medium-term notes of $663 million and $679 million at December 31, 2002 and 2001, respectively, bearing interest at 8.125%, which mature in February 2003 and were issued in a public offering; (ii) privately-placed medium-term notes of $466 million (of which $443 million represents carrying value and $23 million represents hedging gains) at December 31, 2002 bearing interest at a blended rate of 7.6%, which were issued during 2002 and mature at various dates ($100 million in 2005, $145 million in 2007, $173 million in 2009 and $25 million in 2012) and (iii) short-term notes of $292 million (of which $283 million represents carrying value and $9 million represents hedging gains) at December 31, 2002 bearing interest at a blended rate of 7%, which were issued throughout 2002 and mature at various dates before October 2003. The proceeds from the issuance of these notes were used to finance the purchase of various assets under management and mortgage programs.

  Commercial Paper.    The Company's policy is to maintain available capacity under its two committed revolving credit facilities (described below) to fully support its outstanding commercial paper. The weighted average interest rates on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2002 and 2001 was 2% and 5%, respectively. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

  Bank Loans.    Unsecured bank loans primarily represents borrowings under revolving credit facilities related to management and mortgage programs. The weighted average interest rates of outstanding bank loans at December 31, 2002 and 2001 was 4% and 5%, respectively. The proceeds from these borrowings are used to finance the purchase of various assets under management and mortgage programs.

  Available Funding Arrangements and Committed Credit Facilities

  As of December 31, 2002, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,491	$3,058	$433
Mortgage program	900	871	29
Relocation program	100	80	20

	4,491	4,009	482

Committed Credit Facilities
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$5,991	$4,009	$1,982

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.

  Any borrowings under the Company's two $750 million credit facilities maturing in February 2004 and 2005 will bear interest at LIBOR plus a margin currently approximating 72.5 basis points. In addition, the Company will also be required to pay a per annum facility fee of approximately 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded to a level below the Company's ratings as of December 31, 2002, the interest rate and facility fees on these facilities are subject to incremental upward adjustments of approximately 22.5 basis points. In the event that the credit ratings are downgraded below investment grade, the interest rate and facility fees are subject to further upward adjustments of approximately 65 basis points.

  Debt Maturities and Covenants

  The contractual final maturities of debt under management and mortgage programs are as follows:

Year(a)	Unsecured	Asset-Backed	Total
2003	$830	966	$1,796
2004	116	—	116
2005	918	—	918
2006	—	425	425
2007	188	569	757
Thereafter	402	2,049	2,451

	$2,454	$4,009	$6,463

(a)
Unsecured commercial paper borrowings of $750 million and $116 million are assumed to be repaid with borrowings under the Company's committed credit facilities expiring in 2005 and 2004, respectively, as such amounts are fully supported by the Company's committed credit facilities, which are described above.

  The amortization of debt under management and mortgage programs generally corresponds with the amortization of assets under management and mortgage programs. As such, debt service for most of the Company's secured debt under management and mortgage programs can be provided from the liquidation of assets under management and mortgage programs, which may not be consistent with the contractual final maturities presented above.

  Certain of the Company's debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on dividends paid to the Company by certain of its subsidiaries and indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all such restrictive and financial covenants.

12.  Transfers and Servicing of Financial Assets

  In addition to the Company's on-balance sheet borrowings and available credit facilities, as part of its overall financing and liquidity strategy, the Company sells specific assets under management and mortgage programs generated or acquired in the normal course of business. The Company sells relocation receivables to Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote qualifying special purpose entity, in exchange for cash. Additionally, the Company sells mortgage loans originated by its mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.1 billion as of December 31, 2002) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity.

  The Company utilizes the Apple Ridge and Bishop's Gate special purpose entities because they are highly efficient for the sale or financing of assets and represent conventional practice in the finance industry. See Note 1—Summary of Significant Accounting Policies for the Company's accounting policy regarding the sale of assets to off-balance sheet entities. None of the Company's (nor Cendant's) affiliates, officers, directors or employees hold any equity interest in any of these special purpose entities, nor does the Company or its affiliates (or Cendant and its affiliates) provide any financial support or financial guarantee arrangements to these special purpose entities. None of the Company's (or Cendant's) affiliates, officers, directors or employees receive any remuneration from any of these special purpose entities.

  Presented below is detailed information for both of the special purpose entities the Company utilizes in off-balance sheet financing and sale arrangements as of December 31, 2002.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued	Maximum Available Capacity(b)	Annual Servicing Fee(c)
Relocation
Apple Ridge	$567	$600		$490		$110.75%
Mortgage
Bishop's Gate(d)	2,302	3,223	(e)	2,351		724.37%

(a)
Does not include cash of $11 million and $195 million at Apple Ridge and Bishop's Gate, respectively.

(b)
Subject to maintaining sufficient assets to collateralize debt.

(c)
Represents annual servicing fees the Company receives on the outstanding balance of the transferred assets.

(d)
The equity of Bishop's Gate (currently in excess of 4%) is held by independent third parties who bear the credit risk of the assets. Bishop's Gate has entered into swaps with several banks, the net effect of which is that the banks have agreed to bear certain interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate. Additionally, the Company has entered into separate corresponding swaps with the banks, the net effect of which is that the Company has agreed to bear the interest rate risks, non-credit related market risks and prepayment risks related to the mortgage loans held by Bishop's Gate assumed by the banks under their swap with Bishop's Gate. The Company in turn offsets the interest rate risks associated with the swaps by entering into forward delivery contracts for mortgage-backed securities. Both the swaps and the forward delivery commitments are derivatives under SFAS No. 133 and are recorded at fair value through earnings at the end of each reporting period. The fair value and changes in fair value of the swaps and forward delivery commitments have substantially offsetting effects. As discussed in Note 1—Summary of Significant Accounting Policies, the Company expects to consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FASB Interpretation No. 46.

(e)
Includes the Company's ability to fund assets with $148 million of outside equity certificates.

  The receivables and mortgage loans transferred to these special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company.

  Pre-tax gains recognized on securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Statements of Income, were as follows:

	Year Ended December 31,
	2002	2001
Relocation receivables	$—	$1
Mortgage loans	493	483

  Key economic assumptions used during 2002 and 2001 to measure the fair value of the Company's retained interests in mortgage loans and relocation receivables at the time of securitization were as follows:

	Mortgage Loans
	2002		2001		2002	2001
	Mortgage Backed Securities	MSRs	Mortgage Backed Securities	MSRs	Relocation Receivables	Relocation Receivables
Prepayment speed	7-22%	12-54%	7-43%	9-42%	—	—
Weighted average life (in years)	2.1-10.6	1.3-6.3	2.9-7.2	2.5-9.1	0.1-0.3	0.1-0.2
Discount rate	5-18%	6-14%	5-26%	6-16%	2.88%	3.37%

  Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests at December 31, 2002 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage Loans
	Mortgage- Backed Securities	MSRs(a)	Relocation Receivables
Fair value of retained interests	$114	$1,380	$91
Weighted average life (in years)	3.4	4.4	0.1-0.3
Prepayment speed (annual rate)	6-100%	13-56%	—%
Impact of 10% adverse change	$(10)	$(128)	$—
Impact of 20% adverse change	$(28)	$(246)	$—
Discount rate (annual rate)	3-28%	8.16%	2.88%
Impact of 10% adverse change	$(10)	$(45)	$—
Impact of 20% adverse change	$(13)	$(88)	$—
Weighted average yield to maturity	—	—	4.17%
Impact of 10% adverse change	$—	$—	$—
Impact of 20% adverse change	$—	$—	$(1)

(a)
Does not include the derivatives related to mortgage servicing rights, which approximated $385 million.

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

  The following table summarizes cash flow activity for mortgage loans and relocation receivables between securitization trusts and the Company:

	2002		2001
	Mortgage Loans	Relocation Receivables	Mortgage Loans	Relocation Receivables
Proceeds from new securitizations	$38,722	$770	$35,776	$1,964
Proceeds from collections reinvested in securitizations	—	2,443	—	1,984
Servicing fees received	411	4	352	5
Other cash flows received (paid) on retained interests(a)	25	48	31	(6)
Purchases of delinquent or foreclosed loans(b)	(681)	—	(228)	—
Cash received upon release of reserve account	—	1	—	3
Servicing advances	(161)	—	(498)	—
Repayment of servicing advances	139	—	495	—

(a)
Represents cash flows received (paid) on retained interests other than servicing fees.

(b)
The purchase of delinquent or foreclosed loans is primarily at the Company's option and not based on a contractual relationship with the securitization trust.

  The following table presents information about delinquencies and components of securitized and other managed assets as of and for the year ended December 31, 2002:

	Total Principal Amount	Principal Amount 60 Days or More Past Due(a)	Net Credit Losses	Average Principal Balance
Residential mortgage loans(b)	$276	$31	$1	$247
Relocation receivables	783	18	2	827

Total securitized and other managed assets	$1,059	$49	$3	$1,074

Comprised of:
Assets securitized(c)	$844	$35	$3	$841
Assets held for sale or securitization	—	—	—	—
Assets held in portfolio	215	14	—	233

	$1,059	$49	$3	$1,074

(a)
Amounts are based on total securitized and other managed assets at December 31, 2002.

(b)
Excludes securitized mortgage loans that the Company continues to service but as to which it has no other continuing involvement.

(c)
Represents the principal amounts of the assets. All retained interests in securitized assets have been excluded from the table.

13.  Commitments and Contingencies

  Lease Commitments

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2002 are as follows:

Year	Amount
2003	$47
2004	27
2005	26
2006	22
2007	21
Thereafter	175

$318

  Commitments under capital leases are not significant. During 2002, 2001 and 2000, the Company incurred total rental expense of $34 million, $33 million and $32 million, respectively.

  Other Purchase Commitments

  In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2002 were significant.

  Litigation Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail if challenged.

  The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  Parent Company Litigation

  Cendant is involved in litigation asserting claims associated with the accounting irregularities discovered in former CUC business units outside of its principal common stockholder class action litigation. Cendant does not believe that it is feasible to predict or determine the final outcome or resolution of these unresolved proceedings. However, Cendant does not believe that the impact of such unresolved proceedings should result in a material liability to the Company in relation to its consolidated financial position or liquidity.

  Standard Guarantees/Indemnifications

  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) leases of real estate, (ii) access to credit facilities and use of derivatives, (iii) sales of mortgage loans and (iv) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and seller in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) purchasers and insurers of the loans in sales of mortgage loans and (v) underwriters in debt or equity security issuances. In addition, these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

  The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $7 million in the aggregate. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

14.  Accumulated Other Comprehensive Loss

  The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance, January 1, 2000	$(1)	$—	$—	$(1)	$(2)
Current period change	—	—	—	(2)	(2)

Balance, December 31, 2000	(1)	—	—	(3)	(4)
Current period change	(4)	—	(17)	19	(2)

Balance, December 31, 2001	(5)	—	(17)	16	(6)
Current period change	4	7	(15)	(10)	(14)

Balance, December 31, 2002	$(1)	$7	$(32)	$6	$(20)

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

15.  Stock Plans

  Under Cendant's existing stock plans, CD common stock options, CD common stock appreciation rights, restricted shares and restricted stock units are granted to the Company's employees, including directors and officers of the Company and its affiliates. Options granted under these plans generally have a ten-year term with incremental vesting periods ranging from two to five years. Cendant generally grants employee stock options with exercise prices at then-current fair market value.

  As permitted by SFAS No. 123, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. Accordingly, Cendant did not recognize compensation expense upon the issuance of CD common stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. Therefore, the Company was not allocated compensation expense. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123. On January 1, 2003, Cendant plans to adopt the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation, and will elect to use the prospective transition method permitted by SFAS No. 148, as described in Note 1—Summary of Significant Accounting Policies. Therefore, the transition provisions of SFAS No. 148 will be adopted concurrently with the fair value based recognition provisions of SFAS No. 123 on January 1, 2003. Subsequently, Cendant will allocate compensation expense to the Company for all future employee stock awards over the vesting period based on the fair value of the award on the date of grant in accordance with the prospective transition method.

  During 2002, Cendant's Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. In connection with such action, approximately 8 million options (with a weighted average exercise price of $19.21), substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remains employed by Cendant through the date on which the option was originally scheduled to become vested, the post-employment exercise period will be one year. Cendant's senior executive officers were not eligible for this modification. In accordance with the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving

  Stock Compensation (an Interpretation of APB Opinion No. 25)," there was no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

  The annual activity of Cendant's stock option plans under which the Company's employees were granted options consisted of:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	17	$14.92	13	$16.46	10	$15.41
Granted at fair market value	6	18.89	6	10.97	5	17.67
Exercised	(1)	10.44	(1)	10.56	—	9.81
Forfeited	(1)	16.54	(1)	16.54	(2)	15.03

Balance at end of year	21	$16.08	17	$14.92	13	$16.46

  The table below summarizes information regarding outstanding and exercisable stock options issued to the Company's employees as of December 31, 2002:

	Outstanding Options
		Weighted Average Remaining Contractual Price Life		Exercisable Options
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.01 to $10.00	6	5.2	$9.54	3	$9.60
$10.01 to $20.00	11	6.8	17.04	10	17.54
$20.01 to $30.00	4	5.2	22.68	4	22.68

	21	5.9	$16.08	17	$17.28

  The weighted-average grant-date fair value of CD common stock options granted during 2002, 2001 and 2000 were $8.69, $5.02 and $9.04, respectively. The fair values of the Company's stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2002, 2001 and 2000:

	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	50.0%	50.0%	55.0%
Risk-free interest rate	4.2%	4.4%	5.0%
Expected holding period (years)	4.5	4.5	4.7

  See Note 1—Summary of Significant Accounting Policies for the effect on net income had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.

16.  Employee Benefit Plans

  Defined Contribution Pension Plans

  Cendant sponsors several defined contribution pension plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified in the plans. The Company's cost for contributions to these plans was $18 million, $14 million and $8 million during 2002, 2001 and 2000, respectively.

  Defined Benefit Pension Plans

  Cendant and the Company sponsor domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation or as otherwise described in the plan. As of December 31, 2002 and 2001, the aggregate projected benefit obligations of these plans were $133 million and $119 million, respectively, and the fair value of the plan assets was $73 million and $83 million, respectively. Accordingly, the plans were underfunded by $60 million and $36 million as of December 31, 2002 and 2001, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the pension liability recorded by the Company (primarily as a component of other non-current liabilities) as of December 31, 2002 and 2001 approximated $59 million and $34 million, respectively, of which approximately $52 million and $28 million, respectively, represents additional minimum pension liability recorded as a change to other comprehensive income. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2002, the Company recorded post-retirement expense of $2 million and the expense recorded during 2001 and 2000 was not material.

17.  Financial Instruments

  Consistent with its risk management policies, the Company manages foreign currency and interest rate risks using derivative instruments. The accounting policies for these derivative instruments is described in Note 1—Summary of Significant Accounting Policies. Following is a description of the Company's risk management policies.

  Foreign Currency Risk

  The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, effectively offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

  Interest Rate Risk

  Mortgage Servicing Rights.    The Company's mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrower to prepay the loan. Therefore, the value of MSRs tends to diminish in periods of declining interest rates and increase in periods of rising interest rates. The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and Treasury futures) to offset unexpected changes in fair value on its MSR asset from unexpected changes in fair value that could affect reported earnings. These derivatives are designated as either free-standing derivatives or fair value hedging instruments and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset is also recorded to current earnings.

  During 2002 and 2001, the net impact of the Company's derivative activity related to MSRs after giving effect to the offsetting changes in fair value of MSRs was a gain of $115 million and $3 million, respectively. The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $68 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to free-standing derivatives). The 2001 amount consists of losses of $57 million to reflect the ineffective portion of the fair value hedges and gains of $60 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to free-standing derivatives).

  Other Mortgage Related Assets.    The Company's other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as free-standing derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2002 and 2001, the net impact of these free-standing derivatives was a gain of $14 million and $5 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

  Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company's Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts effectively fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts, which were classified and accounted for as fair value hedges, had no net impact on the Company's results of operations during 2002 and 2001.

  Debt.    The Company's debt used to finance much of its operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company's fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company's results of operations during 2002, except to create the accrual of interest expense at variable rates. The derivatives used to manage the risk associated with the Company's floating rate debt were designated as cash flow hedges. During 2002, the Company recorded $7 million of net gains to other comprehensive income. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives gain or loss from the effectiveness calculation for cash flow hedges during 2002 was not material to the Company's results of operations. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material.

  Credit Risk and Exposure

  The Company is exposed to risk in the event of nonperformance by counterparties. The Company manages such risk by periodically evaluating the financial position and creditworthiness of counterparties and spreading its positions among multiple counterparties. The Company presently does not anticipate nonperformance by any of the counterparties and no material loss would be expected from such nonperformance. However, in the event of nonperformance, changes in fair value of the hedging instruments would be reflected in the Consolidated Statements of Income during the period in which the nonperformance occurred. There were no significant concentrations of credit risk with any individual counterparties or groups of counterparties at December 31, 2002 and 2001. Concentrations of credit risk associated with trade receivables are considered minimal due to the Company's diverse customer base. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

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

  The carrying amounts and estimated fair values of all financial instruments at December 31 are as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$30	$30	$132	$132
Restricted cash	177	177	132	132
Available-for-sale debt securities	114	114	131	131
Derivatives(b)
Interest rate swaps	42	42	8	8
Assets under management and mortgage programs
Restricted cash	264	264	274	274
Mortgage loans held for sale	1,864	1,864	1,244	1,244
Relocation receivables	148	148	156	156
Mortgage servicing rights	1,380	1,380	1,937	2,074
Derivatives related to mortgage servicing rights	385	385	100	100
Available-for-sale debt securities(a)	91	91	136	136
Derivatives(c)
Commitments to fund mortgages	63	63	7	7
Forward delivery commitments	(82)	(82)	22	22
Option contracts	309	309	78	78
Constant maturity treasury floors	124	124	26	26
Liabilities under management and mortgage programs
Debt	6,463	6,458	6,063	6,057
Derivatives(b)
Interest rate swaps	(7)	(7)	(7)	(7)
Foreign exchange forwards	(2)	(2)	(3)	(3)

(a)
Represents retained interests in securitizations.

(b)
Derivative instruments in gain (loss) positions.

(c)
Carrying amounts and gains (losses) on mortgage-related positions are already included in the above balances of mortgage loans held for sale and derivatives related to mortgage servicing rights. Forward delivery commitments are used to manage price risk on sale of all mortgage loans to end investors, including commitments to complete securitizations on loans held by Bishop's Gate.

18.  Related Party Transactions

  Cendant

  In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $31 million, $25 million and $9 million during 2002, 2001 and 2000, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. In addition, at December 31, 2002 and 2001, the Company had outstanding balances of $38 million and $99 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other liabilities in the Consolidated Balance Sheets. During 2002 and 2001, the Company borrowed approximately $277 million and $650 million, respectively, from Cendant on an average basis, all of which had been repaid as of December 31, 2002 and 2001, respectively. The Company could have accessed the public debt market or available credit facilities for such funding; however, Cendant preferred to lower the total cost of funding for the consolidated entity through the use of its available cash and, accordingly, provided such funding to the Company. Accordingly, the Company incurred interest expense of $9 million and $25, respectively related to such intercompany funding. During 2002 and 2001, Cendant also made a capital contribution to the Company in the amount of $125 million and $38 million, respectively.

  On December 31, 2002, the Company distributed, in the form of a dividend of $35 million, its title and appraisal service businesses to a wholly-owned subsidiary of Cendant not within the Company's ownership structure. During 2001, the Company paid dividends of $36 million to Cendant.

  NRT Incorporated

  The Company participates in acquisitions made by NRT Incorporated ("NRT"), a real estate broker, by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. When NRT was acquired by Cendant on April 17, 2002, the Company continued to participate is such acquisitions. The net assets resulting from the acquisition of mortgage operations through NRT were not material. Such mortgage operations were immediately integrated into the Company's existing mortgage operations. The Company also received real estate referral fees from NRT in connection with clients referred to NRT by the Company's relocation business. During 2002, 2001 and 2000, such fees were approximately $37 million, $37 million and $25 million, respectively, and were recorded by the Company in its Consolidated Statements of Income. These fees were paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

19.  Segment Information

  Management evaluates each segment's performance based upon earnings before non-program interest, income taxes, non-program depreciation and amortization and minority interest. Such measure is then adjusted to exclude items that are of a non-recurring or unusual nature and are not measured in assessing segment performance or are not segment specific ("Adjusted EBITDA"). Management believes such discussions are the most informative representation of how management evaluates performance. However, the Company's presentation of Adjusted EBITDA may not be comparable with similar measures used by other companies. A description of the services provided within each of the Company's five reportable segments is as follows:

  Real Estate Services

  The Real Estate Services segment provides home buyers with mortgages, title and appraisal services and facilitates employee relocations. Mortgage services includes the origination, sale and servicing of residential mortgage loans. The Company markets a variety of mortgage products to consumers through relationships with corporations, affinity groups, financial institutions, real estate brokerage firms and other mortgage banks. The Company customarily sells all mortgages it originates to investors while generally retaining mortgage servicing rights. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio. Title and appraisal services include title search procedures for title insurance policies and appraisal reports. Title search activities do not include underwriting the title insurance policies. Relocation services are provided to client corporations for the transfer of their employees. Such services include appraisal, inspection and selling of transferees' homes, providing home equity advances to transferees (generally guaranteed by the corporate customer), purchasing of a transferee's home, certain home management services, assistance in locating a new home for the transferee at the transferee's destination, consulting services and other related services. The transferee's home is purchased under a contract of sale and the Company obtains a deed to the property; however, it does not generally record the deed or transfer title. Transferring employees are provided equity advances on the home based on their ownership equity of the appraised home value. The mortgage is generally retired concurrently with the advance of the equity and the purchase of the home. Based on its client agreements, the Company is given parameters under which it negotiates for the ultimate sale of the home. The gain or loss on resale is generally borne by the client corporation. In certain transactions, the Company will assume the risk of loss on the sale of homes; however, in such transactions, the Company will control all facets of the resale process, thereby limiting its exposure.

  Fleet Management

  The Fleet Management segment provides fleet and fuel card related products and services to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk.

  Year Ended December 31, 2002

	Real Estate Services	Fleet Management Services	Corporate and Other(a)	Total
Net revenues	$969	$1,480	$—	$2,449
Adjusted EBITDA	115	104	—	219
Non-program depreciation and amortization	44	17	—	61
Total assets exclusive of assets under programs	1,220	951	3	2,174
Assets under management and mortgage programs	3,868	4,037	—	7,905
Capital expenditures	35	22	—	57

  Year Ended December 31, 2001

	Real Estate Services	Fleet Management Services	Corporate and Other(a)	Total
Net revenues	$1,225	$1,266	$87	$2,578
Adjusted EBITDA	482	76	87	645
Non-program depreciation and amortization	52	24	—	76
Total assets exclusive of assets under programs	1,023	988	37	2,048
Assets under management and mortgage programs	3,574	3,970	—	7,544
Capital expenditures	38	24	—	62

  Year Ended December 31, 2000

	Real Estate Services	Fleet Management Services	Corporate and Other(a)	Total
Net revenues	$869	$—	$29	$898
Adjusted EBITDA	322	—	30	352
Non-program depreciation and amortization	43	—	—	43
Total assets exclusive of assets under programs	1,026	—	530	1,556
Assets under management and mortgage programs	2,861	—	—	2,861
Capital expenditures	33	—	1	34

(a)
Includes unallocated corporate overhead and the elimination of transactions between segments and, in 2001, the effect of a reclassification pursuant to the adoption of SFAS No. 133 (see Note 1—Summary of Significant Accounting Policies).

  Provided below is a reconciliation of Adjusted EBITDA to income before income taxes and minority interest:

	Year Ended December 31,
	2002	2001	2000
Adjusted EBITDA	$219	$645	$352
Non-program related depreciation and amortization	(61)	(76)	(43)
Other (charges) credits:
Restructuring charges	6	(28)	(1)
Acquisition and integration related costs	—	(4)	—
Mortgage servicing rights impairment	—	(94)	—

Income before income taxes and minority interest	$164	$443	$308

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2002
Net revenues	$2,369	$20	$60	$2,449
Total assets	9,817	123	139	10,079
Net property and equipment	184	4	1	189
2001
Net revenues	$2,499	$21	$58	$2,578
Total assets	9,024	175	393	9,592
Net property and equipment	189	1	1	191
2000
Net revenues	$874	$14	$10	$898
Total assets	4,218	168	31	4,417
Net property and equipment	157	2	—	159

20.  Subsequent Events

  In February 19, 2003, the Company issued $1.0 billion of unsecured term notes for net proceeds of $988 million, of which $600 million will mature in March 2013 and bear interest at 7.125% and $400 million will mature in March 2008 and bear interest at 6%.

****

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of PHH Corporation (Incorporated by reference to Exhibit 3-1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 dated November 4, 2002).
3.2	By-laws of PHH Corporation, as amended October (Incorporated by reference to Exhibit 3-1 to the Company's Annual Report on form 10-K for the year ended December 31, 1997).
4.1	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.2	Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated December 12, 2000).
4.3	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued) (Incorporated by reference to Exhibit 4.1 to PHH Corporation's Current Report on Form 8-K dated June 4, 2002).
4.4	Form of PHH Corporation Internotes.
4.5	PHH Corporation $443 Million Note Purchase Agreement dated as of May 3, 2002 (Incorporated by reference to Exhibit 4.1 of PHH Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 dated August 14, 2002).
4.6	Form of 6.000% Note due 2008 (Incorporated by reference to PHH Corporation's Current Report on Form 8-K dated February 25, 2002).
4.7	Form of 7.125% Note due 2013 (Incorporated by reference to PHH Corporation's Current Report on Form 8-K dated February 25, 2002).
10.1	Two-Year Competitive Advance and Revolving Credit Agreement dated March 4, 1997, as amended and restated through February 21, 2002, among PHH Corporation, the lenders thereto, and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to PHH Corporation's Current Report on Form 8-K filed on February 21, 2002).
10.2	Five-year Competitive Advance and Revolving Credit Agreement dated March 4, 1997 as amended and restated through February 28, 2000, among PHH Corporation, the Lenders, and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.24(b) to Cendant Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).
10.3	Amendment to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of February 22, 2001, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.25(c) to Cendant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, dated March 29, 2001).
10.4	Second Amendment dated as of February 21, 2002 to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through February 28, 2000, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.6	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.7	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).
10.8	Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.10	Series 2002-2 Indenture Supplement, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of December 16, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.11	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.12	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.13	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	Second Amended and Restated Mortgage Loan Repurchase and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
23	Consent of Deloitte & Touche LLP.
99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*
Greyhound Funding LLC is now known as Chesapeake Funding LLC.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  ITEM 15(A)(1) FINANCIAL STATEMENTS
  ITEM 15(A)(3) EXHIBITS
  ITEM 15(B) REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PHH Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (In millions)
PHH Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In millions, except share data)
PHH Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
PHH Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (In millions, except share data)
PHH Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
EXHIBIT INDEX