Form 10-Q
period 2003-03-31
PHH CORP
filed 2003-05-09
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
Commission File No. 1-7797

PHH Corporation
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0551284 (I.R.S. Employer Identification Number)
1 Campus Drive Parsippany, New Jersey (Address of principal executive office)	07054 (Zip Code)
(973) 428-9700 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12(b)(2): Yes ☐    No ☒

The Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PHH Corporation and Subsidiaries

Table of Contents

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect our financial results and could also result in a disruption in our business;

  •
  the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

  •
  the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage and relocation businesses;

  •
  the effects of changes in current interest rates, particularly on our mortgage business and on our financing costs;

  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

  •
  our ability to reduce quickly our substantial technology costs and other overhead costs in response to a reduction in revenue;

  •
  our ability to provide fully integrated disaster recovery technology solutions in the event of a disaster;

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of March 31, 2003, the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003 (February 13, 2003 as to the subsequent event described in Note 20), we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 8, 2003

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions)

	Three Months Ended March 31,
	2003	2002
Revenues
Service fees, net	$431	$296
Fleet leasing	320	318

Net revenues	751	614

Expenses
Operating	228	161
Vehicle depreciation and interest, net	293	288
General and administrative	85	78
Non-program related depreciation and amortization	15	15

Total expenses	621	542

Income before income taxes	130	72
Provision for income taxes	52	29

Net income	$78	$43

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$73	$30
Restricted cash	188	177
Receivables, net	404	458
Property and equipment, net	190	189
Goodwill	683	682
Other assets	476	524

Total assets exclusive of assets under programs	2,014	2,060

Assets under management and mortgage programs:
Restricted cash	236	264
Mortgage loans held for sale	1,711	1,864
Relocation receivables	250	239
Vehicle-related, net	3,787	3,773
Mortgage servicing rights, net	1,422	1,380
Derivatives related to mortgage servicing rights	224	385
Mortgage-backed securities	106	114

	7,736	8,019

Total assets	$9,750	$10,079

Liabilities and stockholder's equity
Accounts payable and other liabilities	$956	$922
Deferred income	12	10
Deferred income taxes	35	35

Total liabilities exclusive of liabilities under programs	1,003	967

Liabilities under management and mortgage programs:
Debt	6,046	6,463
Deferred income taxes	696	698

	6,742	7,161

Commitments and contingencies (Note 6)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	936	925
Retained earnings	1,089	1,046
Accumulated other comprehensive loss	(20)	(20)

Total stockholder's equity	2,005	1,951

Total liabilities and stockholder's equity	$9,750	$10,079

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$78	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Non-program related depreciation and amortization	15	15
Deferred income taxes	—	(21)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	55	—
Income taxes	47	45
Accounts payable and other liabilities	(19)	(100)
Other, net	(41)	(2)

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	135	(20)

Management and mortgage programs:
Vehicle depreciation	278	275
Amortization and impairment of mortgage servicing rights	197	124
Unrealized (gain) loss on mortgage servicing rights and related derivatives	(63)	6
Origination of mortgage loans	(13,398)	(9,017)
Proceeds on sale of and payments from mortgage loans held for sale	13,610	9,332

	624	720

Net cash provided by operating activities	759	700

Investing Activities
Property and equipment additions	(16)	(8)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(7)
Other, net	64	(2)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	48	(17)

Management and mortgage programs:
Investment in vehicles	(1,966)	(1,961)
Payments received on investment in vehicles	1,708	1,760
Equity advances on homes under management	(1,079)	(1,295)
Repayment on advances on homes under management	1,067	1,354
Additions to mortgage servicing rights	(227)	(219)
Cash received (paid) on derivatives related to mortgage servicing rights	212	(73)
Proceeds from sales of mortgage servicing rights	—	11
Other, net	8	4

	(277)	(419)

Net cash used in investing activities	(229)	(436)

Financing Activities
Net intercompany funding (to) from Parent	(56)	32
Payment of dividends	(35)	—

Net cash provided by (used in) financing activities exclusive of managementb and mortgage programs	(91)	32

Management and mortgage programs:
Proceeds from borrowings	5,681	2,500
Principal payments on borrowings	(5,560)	(2,987)
Net change in short-term borrowings	(512)	195
Other, net	(3)	(3)

	(394)	(295)

Net cash used in financing activities	(485)	(263)

Effect of changes in exchange rates on cash and cash equivalents	(2)	1

Net increase in cash and cash equivalents	43	2
Cash and cash equivalents, beginning of period	30	132

Cash and cash equivalents, end of period	$73	$134

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

  The Company segregates the financial data related to its management and mortgage programs as such activities are autonomous and distinct from the Company's other activities. Assets classified under management and mortgage programs are assets generated in the operations of the Company's vehicle management, relocation and mortgage services businesses. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

  The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 5, 2003.

  Changes in Accounting Policies
  Stock-Based Compensation.    Under Cendant's existing stock plans, CD common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003.

  Under the fair value method of accounting provisions of SFAS No. 123, Cendant is required to expense all employee stock options over their vesting period based upon the fair value of the award on the date of grant. Under SFAS No. 148, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions, Cendant elected to use the prospective transition method when adopting SFAS No. 123. Accordingly, Cendant is only required to expense employee stock options that were granted subsequent to December 31, 2002. Cendant will allocate compensation expense to the Company for all employee stock awards granted to the Company's employees subsequent to December 31, 2002. The expense will be based on the fair value of the award on the date of grant and allocated over the vesting period. During first quarter 2003, Cendant did not allocate any compensation expense to the Company for employee stock awards as there were no such awards granted during the quarter.

  Prior to the adoption of SFAS No. 123 and SFAS No. 148, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by SFAS No. 123. Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying CD common stock on the grant date. Therefore, the Company was not allocated compensation expense. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123. The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees prior to January 1, 2003:

	Three Months Ended March 31,
	2003	2002
Reported net income	$78	$43
Add back: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	1	6

Pro forma net income	$77	$37

  Pro forma compensation expense reflected for prior period grants is not indicative of future compensation expense that would be recorded by the Company. Future expense may vary based upon factors such as the number of awards granted and the then-current fair market value of such awards.

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan.

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after

  December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Recently Issued Accounting Pronouncements
  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying SPE ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

  For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, the Company is required to apply the consolidation provisions of this Interpretation immediately. The Company has not created a variable interest entity nor obtained an interest in a variable interest entity for which the Company would be required to apply the consolidation provisions of this Interpretation immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in the Company's financial statements as of July 1, 2003. For these variable interest entities, the Company expects to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003.

  The Company is currently evaluating the impact of adopting this interpretation. Thus far, the Company has concluded that the adoption of this Interpretation will result in the consolidation of its mortgage securitization facility, Bishop's Gate Residential Mortgage Trust ("Bishop's Gate"), as of July 1, 2003. The consolidation of Bishop's Gate is not expected to affect the Company's results of operations. However, had the Company consolidated Bishop's Gate as of March 31, 2003, its total assets and liabilities under management and mortgage programs would have each increased by approximately $2.0 billion. See Note 5—Off-Balance Sheet Financing Arrangements for more information regarding the Bishop's Gate mortgage securitization facility.

  Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company is in the process of assessing the impact of adopting this standard on its consolidated results of operations and financial position.

2.     Intangible Assets

  Intangible assets consisted of:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer lists(a)	$43	$4	$43	$4
Other(a)	3	3	3	3

	$46	$7	$46	$7

Unamortized Intangible Assets
Goodwill	$683		$682

Trademarks(a)	$17		$17

  (a)
  Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.

  Amortization expense included within non-program related depreciation and amortization relating to all intangible assets excluding mortgage servicing rights (see Note 3—Mortgage Servicing Activities) was $1 million for three months ended March 31, 2002. Such amortization expense was not material for three months ended March 31, 2003. Based on the Company's amortizable assets as of March 31, 2003, the Company expects related amortization expense for the remainder of 2003 and five succeeding fiscal years to approximate $2 million each period.

3.     Mortgage Servicing Activities

  The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	13,374	9,912
Payoffs/curtailments	(12,107)	(7,265)
Purchases, net	2,533	982

Balance, March 31, (*)	$117,879	$100,834

  (*)
  Does not include approximately $1.8 billion and $1.6 billion of second-home equity mortgages serviced by the Company as of March 31, 2003 and 2002, respectively.

  Substantially all of the mortgage loans serviced by the Company were sold without recourse. However, approximately $2.0 billion (approximately 1.7%) of the Company's total servicing portfolio at March 31, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for expected losses. As of March 31, 2003, the provision approximated $3 million and was recorded as a component of accounts payable and other liabilities on the Consolidated Condensed Balance Sheet. There was no significant activity that would cause the Company to utilize this provision in the first quarter of 2003. The Company believes that this provision is adequate to cover expected losses and that such losses would not be material to its results of operations.

  The weighted average note rate on all the underlying mortgages serviced by the Company as of March 31, 2003 and 2002 was 5.93% and 6.70%, respectively.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	231	221
Changes in fair value	12	77
Amortization	(136)	(93)
Sales	(5)	(13)
Permanent impairment	(96)	—

Balance, March 31,	1,889	2,273

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions	(61)	(31)
Reductions	1	—
Permanent impairment	96	—

Balance, March 31,	(467)	(175)

Mortgage Servicing Rights, net	$1,422	$2,098

  As of March 31, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $250 million, $290 million, $230 million, $200 million, $180 million and $160 million, respectively. As of March 31, 2003, the MSR portfolio had a weighted average life of approximately 4.6 years.

  The Company uses derivatives to mitigate the impact that accelerated prepayments have on the fair value of its MSR asset. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The activity in the Company's derivatives related to mortgage servicing rights asset consisted of:

	Three Months Ended March 31,
	2003	2002
Balance, January 1,	$385	$100
Additions, net	67	147
Changes in fair value	51	(83)
Sales/proceeds received or paid	(279)	(74)

Balance, March 31,	$224	$90

  The net impact of the changes in fair value of the Company's MSR asset after giving effect to the changes in fair value of the related derivatives was a gain of $63 million during first quarter 2003 and a loss of $6 million during first quarter 2002. During first quarter 2003 and 2002, the Company recorded $61 million and $31 million, respectively, of impairment through the MSR valuation allowance. Such amounts are included within net revenues in the Consolidated Condensed Statements of Income.

4.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs consisted of:

	March 31, 2003	December 31, 2002
Asset-Backed Debt:
Vehicle management program(a)	$3,043	$3,058
Mortgage program(b)	463	871
Relocation program	81	80

	3,587	4,009

Unsecured Debt:
Term notes(c)	1,907	1,421
Commercial paper(d)	354	866
Bank loans	40	50
Other	158	117

	2,459	2,454

Total debt under management and mortgage programs	$6,046	$6,463

  (a)
  At March 31, 2003, approximately $2.3 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  The change in the balance at March 31, 2003 principally reflects the repayment of $408 million of outstanding borrowings.
  (c)
  The change in the balance at March 31, 2003 principally reflects the issuance of (i) $400 million of 6% term notes due March 2008, (ii) $600 million of 7 1/8% term notes due March 2013, (iii) $147 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.
  (d)
  The change in the balance at March 31, 2003 reflects the repayment of $512 million primarily with the proceeds from the issuance of the term notes described in note (c) above.

  Available Funding Arrangements and Committed Credit Facilities
  As of March 31, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,336	$3,043	$293
Mortgage program	700	463	237
Relocation program	100	81	19

	4,136	3,587	549

Committed Credit Facilities
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$5,636	$3,587	$2,049

(a) Capacity is subject to maintaining sufficient assets to collateralize debt.

  As of March 31, 2003, the Company also had $916 million of availability for public debt issuances under a shelf registration statement.

  Debt Maturities and Covenants
  The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2003 (except for notes under the Company's vehicle management program, for which estimates of payments based on the expected cash inflows relating to the corresponding assets under management and mortgage programs have been provided, as required by the underlying indentures):

	Unsecured(a)	Asset-Backed	Total
1 year	$197	$1,233	$1,430
1 to 2 years	406	863	1,269
2 to 3 years	170	486	656
3 to 4 years	1	111	112
4 to 5 years	610	181	791
Thereafter	1,075	713	1,788

	$2,459	$3,587	$6,046

  (a)
  Unsecured commercial paper borrowings of $354 million are assumed to be repaid with borrowings under the Company's committed credit facility expiring in February 2005, as such amount is fully supported by the Company's committed credit facilities, which are detailed above.

  At March 31, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

5.     Off-Balance Sheet Financing Arrangements

  In addition to the Company's on-balance sheet borrowings, the Company sells specific assets under management and mortgage programs. The Company sells relocation receivables to Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote QSPE, in exchange for cash. The Company also sells mortgage loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $856 million as of March 31, 2003) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote SPE. Presented below is detailed information for each of the SPEs the Company utilizes in off-balance sheet financing and sale arrangements as of March 31, 2003.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Relocation
Apple Ridge	$524	$600		$430	(d)	$170
Mortgage
Bishop's Gate(c)	2,003	3,173	(e)	1,861	(d)	1,164

  (a)
  Does not include cash of $19 million and $23 million at Apple Ridge and Bishop's Gate, respectively.
  (b)
  Subject to maintaining sufficient assets to collateralize debt.
  (c)
  As discussed in Note 1—Summary of Significant Accounting Policies, the Company expects to consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FIN 46.
  (d)
  Primarily represents term notes.
  (e)
  Includes the Company's ability to fund assets with $148 million of outside equity certificates.

  The receivables and mortgage loans transferred to the above SPEs, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended March 31,
	2003	2002
Mortgage loans	$203	$123

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

7.     Stockholder's Equity

  On January 1, 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to the Company. Such transfer was recorded by the Company as a component of stockholder's equity and is presented within the common stock line item. During the first quarter 2003, the Company paid dividends of $35 million to Cendant. Such dividends were recorded by the Company as a reduction to retained earnings.

  The components of comprehensive income are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Net income	$78	43
Other comprehensive income (loss):
Currency translation adjustments	3	(1)
Unrealized losses on cash flow hedges, net of tax	(1)	—
Unrealized losses on marketable securities, net of tax	(2)	(1)

Total comprehensive income	$78	$41

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance, January 1, 2003	$(1)	$7	$(32)	$6	$(20)
Current period change	3	(1)	—	(2)	—

Balance, March 31, 2003	$2	$6	$(32)	$4	$(20)

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

8.     Related Party Transactions

  The Company participates in acquisitions made by NRT Incorporated ("NRT"), a wholly-owned subsidiary of Cendant, by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. Reflected within the Company's Consolidated Condensed Statements of Income for first quarter 2003 and 2002 are real estate referral fees of $8 million and $7 million, respectively. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

9.     Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as earnings before income taxes and non-program related depreciation and amortization. On January 1, 2003, the Company changed its performance measure used in evaluating the operating results of its reportable segments and, as such, the information presented below for first quarter 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below is the revenue and EBITDA for each of the Company's reportable segments.

	Three Months Ended March 31,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$375	$118	$252	$63
Fleet Management	376	29	362	24

Total Reportable Segments	751	147	614	87
Corporate & Other(a)	—	(2)	—	—

Total Company	$751	145	$614	87

Less: Non-program related depreciation and amortization		15		15

Income before income taxes		$130		$72

  (a)
  Included in Corporate and Other is unallocated corporate overhead.

****

Item 2. Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources

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

The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies nor to our assessment of which accounting policies we would consider to be critical accounting policies.

RESULTS OF OPERATIONS—FIRST QUARTER 2003 V. FIRST QUARTER 2002

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as earnings before income taxes and non-program related depreciation and amortization. On January 1, 2003, we changed our performance measure used in evaluating the operating results of our reportable segments and, as such, the information presented below for first quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$375	$252	49%	$118	$63	87%
Fleet Management	376	362	4	29	24	21

Total Reportable Segments	751	614	22	147	87	69
Corporate & Other(a)	—	—	*	(2)	—	*

Total Company	$751	$614	22	145	87

Less: Non-program related depreciation and amortization				15	15

Income before income taxes				$130	$72	81

*
Not meaningful.

(a)
Included in Corporate and Other is unallocated corporate overhead.

 Real Estate Services

Revenues and EBITDA increased $123 million (49%) and $55 million (87%), respectively, in first quarter 2003 compared with 2002.

Revenues from mortgage-related activities grew $124 million (86%) in first quarter 2003 compared with 2002 due to a significant increase in mortgage loan production resulting from continued historically low interest rates and increased revenues from our servicing operations. Revenues from mortgage loan production increased $110 million (61%) due to a 58% increase in the volume of loans that we packaged and sold, as well as growth in our fee-based mortgage origination operations (discussed below). We sold $12.7 billion of mortgage loans in first quarter 2003 compared with $8.5 billion in first quarter 2002, generating incremental production revenues of $79 million. In addition, production revenues generated from our fee-based mortgage origination activity increased $31 million (68%) as compared with first quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in first quarter 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Mortgage loans closed increased $5.2 billion (42%) to $17.8 billion in first quarter 2003, comprised of a $4.5 billion increase (58%) in closed loans to be securitized (sold by us) and a $764 million increase (16%) in closed loans that were fee-based. The increase in loan origination volume was principally driven by substantial refinancing activity during first quarter 2003. Refinancings increased $4.6 billion (63%) to $11.8 billion and purchase mortgage closings grew $679 million (13%) to $6.1 billion. Additionally, our margin on securitized loans (production revenues divided by the principal amount of loans sold) increased from prior year levels.

Net revenues from servicing mortgage loans increased $5 million, which was driven by a $16.6 billion (17%) quarter-over-quarter increase in the average servicing portfolio. Net servicing revenues also included an additional $73 million of increased mortgage servicing rights ("MSRs") amortization and provision for impairment due to the high levels of refinancings and related loan prepayments, resulting from a lower interest rate environment. However, this was substantially offset by $69 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSRs due to fluctuations in interest rates. Operating and administrative expenses within this segment increased $69 million, primarily due to the continued high level of mortgage loan production and related servicing activities.

 Fleet Management

Revenues and EBITDA increased $14 million (4%) and $5 million (21%), respectively in first quarter 2003 compared with 2002 reflecting strong growth in our Wright Express fuel card business, which contributed incremental revenues of $10 million in first quarter 2003 compared with 2002 due to increased gasoline prices as Wright Express earns a percentage of the total gas purchased by its clients. The impact on EBITDA was partially offset by an increase in operating expenses to support a greater volume of cards.

LIQUIDITY AND CAPITAL RESOURCES

We purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

 Cash Flows

At March 31, 2003, we had $73 million of cash on hand, an increase of $43 million from $30 million at December 31, 2002. The following table summarizes such increase:

	Three Months Ended March 31,
	2003	2002	Change
Cash provided by (used in):
Operating activities	$759	$700	$59
Investing activities	(229)	(436)	207
Financing activities	(485)	(263)	(222)
Effects of exchange rate changes	(2)	1	(3)

Net change in cash and cash equivalents	$43	$2	$41

During first quarter 2003, we generated $59 million of additional cash from operating activities as compared to 2002. This change principally reflects greater contributions from our mortgage business despite a decrease in net cash inflows provided by mortgage origination and sale activity due to a timing difference on the receipt of proceeds from the sales of loans originated.

During first quarter 2003, we used $207 million less cash for investing activities compared to 2002. This change primarily represents a net decrease of $142 million in cash used in management and mortgage program investing activities, which primarily resulted from greater cash inflows from derivative contracts used to manage the interest rate risk inherent in our MSR asset. We also received proceeds of $64 million in first quarter 2003 on the sale of real estate, which resulted from our foreclosure on certain mortgages classified outside of assets under management and mortgage programs. We used more cash for capital expenditures to support operational growth, enhance marketing opportunities and develop operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments for 2003 to be approximately $65 million.

We used $222 million more cash in financing activities during first quarter 2003 compared to 2002. This change primarily represents a net increase of $99 million in cash used in management and mortgage program financing activities, primarily related to a net decrease in borrowings repaid during first quarter 2003. In addition, during first quarter 2003, we used $35 million of cash to pay a dividend to Cendant and we used an additional $88 million of cash in connection with intercompany funding activities with Cendant.

 Debt Under Management and Mortgage Programs

 The following table summarizes the components of our debt under management and mortgage programs:

	March 31, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle management program(a)	$3,043	$3,058	$(15)
Mortgage program(b)	463	871	(408)
Relocation program	81	80	1

	3,587	4,009	(422)

Unsecured Debt:
Term notes (c)	1,907	1,421	486
Commercial paper(d)	354	866	(512)
Bank loans	40	50	(10)
Other	158	117	41

	2,459	2,454	5

Total debt under management and mortgage programs	$6,046	$6,463	$(417)

(a)
At March 31, 2003, approximately $2.3 billion of asset-backed term notes were included in outstanding borrowings.
(b)
The change in the balance at March 31, 2003 reflects the repayment of $408 million of outstanding borrowings.
(c)
The change in the balance at March 31, 2003 principally reflects the issuance of (i) $400 million of 6% term notes due March 2008, (ii) $600 million of 7 1/8% term notes due March 2013, (iii) $147 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million 8 1/8% term notes.
(d)
The change in the balance at March 31, 2003 reflects the repayment of $512 million primarily with the proceeds from the issuance of the term notes described in note (c) above.

The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2003 (except for notes under our vehicle management program, for which estimates of payments based on the expected cash inflows relating to the corresponding assets under management and mortgage programs have been provided, as required by the underlying indentures):

	Unsecured(a)	Asset-Backed	Total
Within 1 year	$197	$1,233	$1,430
1 to 2 years	406	863	1,269
2 to 3 years	170	486	656
3 to 4 years	1	111	112
4 to 5 years	610	181	791
Thereafter	1,075	713	1,788

	$2,459	$3,587	$6,046

(a)
Unsecured commercial paper borrowings of $354 million are assumed to be repaid with borrowings under our committed credit facility expiring in 2005, as such amount is fully supported by the our committed credit facilities, which are detailed below.

 Available Funding Arrangements and Committed Credit Facilities

At March 31, 2003, we had approximately $2.0 billion of available funding arrangements and credit facilities. Available funding under our asset-backed debt programs and committed credit facilities related to our management and mortgage programs as of March 31, 2003 consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,336	$3,043	$293
Mortgage program	700	463	237
Relocation program	100	81	19

	4,136	3,587	549

Committed Credit Facilities
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	$1,500	—	$1,500

	$5,636	$3,587	$2,049

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.

As of March 31, 2003, we also had $916 million of availability for public debt issuances under a shelf registration statement.

 Off-Balance Sheet Financing Arrangements

In addition to our on-balance sheet borrowings, we sell specific assets under management and mortgage programs. We sell relocation receivables to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity, in exchange for cash. We also sell mortgage loans originated by our mortgage business into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $856 million as of March 31, 2003) or (iii) through Bishop's Gate Residential Mortgage Trust, an unaffiliated bankruptcy remote special purpose entity. Presented below is detailed information for each of the special purpose entities we utilize in off-balance sheet financing and sale arrangements as of March 31, 2003.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued		Maximum Available Capacity(b)
Relocation
Apple Ridge	$524	$600		$430	(d)	$170
Mortgage
Bishop's Gate(c)	2,003	3,173	(e)	1,861	(d)	1,164

(a)
Does not include cash of $19 million and $23 million at Apple Ridge and Bishop's Gate, respectively.
(b)
Subject to maintaining sufficient assets to collateralize debt.
(c)
As discussed below under the section entitled "Recently Issued Accounting Pronouncements," we expect to consolidate Bishop's Gate in our financial statements as of July 1, 2003, as required by FASB Interpretation No. 46.
(d)
Primarily represents term notes.
(e)
Includes our ability to fund assets with $148 million of outside equity certificates.

The receivables and mortgage loans transferred to the above special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on our Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended March 31,
	2003	2002
Mortgage loans	$203	$123

 Liquidity Risk

Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs, could be adversely affected by deterioration in the performance of the underlying assets of such programs. Our liquidity as it relates to mortgage programs is highly dependent on the secondary markets for mortgage loans. Access to certain of our securitization facilities and our ability to act as servicer thereto also may be limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. However, we do not believe that our credit ratings are likely to fall below such thresholds. Additionally, we monitor the maintenance of these financial ratios and as of March 31, 2003, we were in compliance with all covenants under these facilities. When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities.

Currently our credit ratings are as follows:

	Moody's Investor Service	Standard & Poor's	Fitch Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Our credit ratings, with the exception to those assigned to our short-term debt, are currently on negative outlook. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

As of March 31, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled "Liquidity and Capital Resources—Financial Obligations" and also within Note 4 to our Consolidated Condensed Financial Statements.

 Changes in Accounting Policies

 On January 1, 2003, we adopted the following standards:

  •
  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"
  •
  SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure"
  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

For more detailed information regarding these changes in accounting policies, see Note 1 to our Consolidated Condensed Financial Statements.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities
On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualified special purpose entity ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

For variable interest entities created, or interests in variable interest entities obtained, subsequent to January 31, 2003, we are required to apply the consolidation provisions of this Interpretation immediately. We have not created a variable interest entity nor obtained an interest in a variable interest entity for which we would be required to apply the consolidation provisions of this Interpretation immediately. For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are first required to be applied in our financial statements as of July 1, 2003. For these variable interest entities, we expect to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003.

We are currently evaluating the impact of adopting this Interpretation. Thus far, we have concluded that the adoption of this Interpretation will result in the consolidation of the Bishop's Gate mortgage securitization facility, as of July 1, 2003. The consolidation of Bishop's Gate is not expected to affect our results of operations. However, had we consolidated Bishop's Gate as of March 31, 2003, our total assets and liabilities under management and mortgage programs would have each increased by approximately $2.0 billion.

Derivative Instruments and Hedging Activities
On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. We are in the process of assessing the impact of adopting this standard on our consolidated results of operations and financial position.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used March 31, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows and that the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential impact on earnings resulting from a 10% increase and decrease in interest rates was a loss of $41 million and a gain of $20 million, respectively. While these results may be used as benchmarks, they should not be viewed as forecasts.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        See Exhibit Index

(b)   Reports on Form 8-K

  On February 12, 2003, we filed a current report on Form 8-K to report under Item 5 a summary of our fourth quarter and full year 2002 results, capital structure and sources of liquidity.

  On February 24, 2003, we filed a current report on Form 8-K to report under Item 5 that we filed certain agreements, relating to the offering of $400,000,000 aggregate principal amount of our 6.000% Notes due 2008 and $600,000,000 aggregate principal amount of our 7.125% Notes due 2013.

  On February 25, 2003, we filed a current report on Form 8-K to report under Item 5 that Cendant Corporation, our parent company, announced certain management changes.

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
/s/ RICHARD A. SMITH Richard A. Smith President

Date:    May 8, 2003

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ Duncan H. Cocroft Chief Financial Officer

QuickLinks

PHH Corporation and Subsidiaries Table of Contents
FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
INDEPENDENT ACCOUNTANTS' REPORT
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions)
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
PHH Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
RESULTS OF OPERATIONS—FIRST QUARTER 2003 V. FIRST QUARTER 2002
LIQUIDITY AND CAPITAL RESOURCES
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS