Form 10-Q
period 2003-06-30
PHH CORP
filed 2003-08-07
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
 Commission File No. 1-7797

PHH Corporation
(Exact name of Registrant as specified in its charter)

Maryland	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Campus Drive Parsippany, New Jersey (Address of principal executive office)	07054 (Zip Code)

(973) 428-9700 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2): Yes ☐    No ☒

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

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans and to act as servicer thereto, which could become limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards, state, international and federal tax laws, privacy policy regulation or other laws that impact our mortgage, fleet or relocation businesses.

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of June 30, 2003, the related consolidated condensed statements of income for the three and six month periods ended June 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
August 6, 2003

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Service fees, net	$434	$337	$865	$633
Fleet leasing	323	327	643	645

Net revenues	757	664	1,508	1,278

Expenses
Operating	239	174	468	335
Vehicle depreciation and interest, net	296	296	589	584
General and administrative	87	75	171	153
Non-program related depreciation and amortization	15	16	31	30

Total expenses	637	561	1,259	1,102

Income before income taxes and minority interest	120	103	249	176
Provision for income taxes	49	41	100	70
Minority interest, net of tax	—	1	—	1

Net income	$71	$61	$149	$105

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$28	$30
Restricted cash	209	177
Receivables, net	420	458
Property and equipment, net	188	189
Goodwill	685	682
Other assets	460	524

Total assets exclusive of assets under programs	1,990	2,060

Assets under management and mortgage programs:
Restricted cash	168	264
Mortgage loans held for sale	2,182	1,864
Relocation receivables	335	239
Vehicle-related, net	3,761	3,773
Mortgage servicing rights, net	1,260	1,380
Derivatives related to mortgage servicing rights	118	385
Mortgage-backed securities	99	114

	7,923	8,019

Total assets	$9,913	$10,079

Liabilities and stockholder's equity
Accounts payable and other liabilities	$868	$847
Income taxes payable to Cendant	125	75
Deferred income taxes	37	35
Deferred income	15	10

Total liabilities exclusive of liabilities under programs	1,045	967

Liabilities under management and mortgage programs:
Debt	6,128	6,463
Deferred income taxes	696	698

	6,824	7,161

Commitments and contingencies (Note 6)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	935	925
Retained earnings	1,125	1,046
Accumulated other comprehensive loss	(16)	(20)

Total stockholder's equity	2,044	1,951

Total liabilities and stockholder's equity	$9,913	$10,079

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income	$149	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Non-program related depreciation and amortization	31	30
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	38	(36)
Income taxes and deferred income taxes	52	65
Accounts payable and other liabilities	71	(1)
Other, net	(33)	(82)

Net cash provided by operating activities exclusive of management and mortgage programs	308	81

Management and mortgage programs:
Vehicle depreciation	544	564
Amortization and provision for impairment of mortgage servicing rights	453	238
Net (gain) loss on mortgage servicing rights and related derivatives	(132)	9
Origination of mortgage loans	(31,473)	(17,736)
Proceeds on sale of and payments from mortgage loans held for sale	31,209	18,212

	601	1,287

Net cash provided by operating activities	909	1,368

Investing Activities
Property and equipment additions	(27)	(20)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(8)
Other, net	73	(33)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	46	(61)

Management and mortgage programs:
Investment in vehicles	(3,925)	(4,019)
Payments received on investment in vehicles	3,500	3,452
Equity advances on homes under management	(2,566)	(2,909)
Repayment on advances on homes under management	2,474	2,974
Additions to mortgage servicing rights	(459)	(425)
Cash received (paid) on derivatives related to mortgage servicing rights, net	526	(11)
Proceeds from sales of mortgage servicing rights	—	9
Other, net	14	15

	(436)	(914)

Net cash used in investing activities	(390)	(975)

Financing Activities
Net intercompany funding to Parent	(63)	—
Payment of dividends	(70)	(39)

Net cash used in financing activities exclusive of management and mortgage programs	(133)	(39)

Management and mortgage programs:
Proceeds from borrowings	10,291	6,576
Principal payments on borrowings	(10,327)	(6,844)
Net change in short-term borrowings	(338)	(36)
Other, net	(8)	(6)

	(382)	(310)

Net cash used in financing activities	(515)	(349)

Effect of changes in exchange rates on cash and cash equivalents	(6)	(3)

Net increase (decrease) in cash and cash equivalents	(2)	41
Cash and cash equivalents, beginning of period	30	132

Cash and cash equivalents, end of period	$28	$173

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

  The Company segregates the financial data related to its management and mortgage programs as such activities are autonomous and distinct from the Company's other activities. Assets classified under management and mortgage programs are assets generated in the operations of the Company's fleet management, relocation and mortgage services businesses. The Company seeks to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. Fees generated from these assets are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for the Company's assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs.

  The Consolidated Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 5, 2003.

  Changes in Accounting Policies
  Stock-Based Compensation.      Under Cendant's existing stock plans, Cendant common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock options to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

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

  The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees prior to January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net income	$71	$61	$149	$105
Add back: Stock-based employee compensation expense included in reported net income, net of tax(a)	—	—	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax(b)	1	6	2	12

Pro forma net income	$70	$55	$147	$93

  (a)
  The 2003 amounts reflect the second quarter 2003 issuance by Cendant of 1.0 million restricted stock units to certain of the Company's employees (including officers) as a form of compensation. These restricted stock units entitle the employee to receive one share of Cendant's common stock upon vesting, which occurs ratably over a four year period. Accordingly, Cendant allocated compensation expense to the Company during the three and six months ended June 30, 2003, which on an after-tax basis is less than $1 million.
  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company. Future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) initiated after December 31, 2002 to be recognized when the costs are incurred, rather than at the date of commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

  Recently Issued Accounting Pronouncements
  Consolidation of Variable Interest Entities.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities ("SPE"), although other non-SPE-type entities may be subject to the Interpretation. This Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also requires disclosures for both the primary beneficiary of a variable interest entity and other parties with significant variable interests in the entity. Transferors to a qualifying SPE ("QSPE") and certain other interests in QSPEs are not subject to this Interpretation.

  Pursuant to FIN 46, the Company will consolidate Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") on July 1, 2003 through the application of the prospective transition method. Therefore, the consolidation of this entity will not result in any changes to the Company's consolidated financial statements for any prior periods (including first and second quarters of 2003). Furthermore, the consolidation of Bishop's Gate will not affect the Company's results of operations but will cause its total assets and liabilities under management and mortgage programs to increase by approximately $2.1 billion each on July 1, 2003. See Note 5—Off—Balance Sheet Financing Arrangements for more information regarding the Bishop's Gate mortgage securitization facility.

  Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this standard are generally effective for contracts entered into or modified after June 30, 2003 and are not expected to have a material impact on the Company's consolidated financial statements.

2.    Intangible Assets

  Intangible assets consisted of:

	As of June 30, 2003			As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Customer lists(a)	$43	$5	$38	$43	$4	$39

Unamortized Intangible Assets
Trademarks(a)	$17			$17

Goodwill(b)	$685			$682

  (a)
  Included as a component of other assets on the Company's Consolidated Condensed Balance Sheets.
  (b)
  The changes in the carrying amount of goodwill reflect foreign currency translation adjustments within the Company's Real Estate Services segment.

  Amortization expense relating to all intangible assets excluding mortgage servicing rights (see Note 3—Mortgage Servicing Activities) was $1 million for the six months ended June 30, 2003 and $1 and $2 million for the three and six months ended 2002, respectively. Such amortization expense was insignificant for the three months ended June 30, 2003. Based on its amortizable intangible assets (excluding mortgage servicing rights) as of June 30, 2003, the Company expects related amortization expense to approximate $1 million for the remainder of 2003 and $2 million for each of the five succeeding fiscal years.

3.    Mortgage Servicing Activities

  The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	31,935	19,396
Payoffs/curtailments	(27,802)	(12,927)
Purchases, net	9,203	2,274

Balance, June 30,(*)	$127,415	$105,948

  (*)
  Does not include approximately $1.9 billion and $1.6 billion of home equity mortgages serviced by the Company as of June 30, 2003 and 2002, respectively.

  Substantially all of the mortgage loans within this servicing portfolio were sold by the Company without recourse. However, approximately $2.7 billion (approximately 2%) of loans within this servicing portfolio as of June 30, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for expected losses. As of June 30, 2003, the provision approximated $4 million and was recorded as a component of accounts payable and other current liabilities on the Consolidated Condensed Balance Sheets. There was no significant activity during 2003 that would cause the Company to utilize any of this provision. The Company believes that this provision is adequate to cover expected losses and that such losses would not be material to its results of operations.

  The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.7% and 6.6% as of June 30, 2003 and 2002, respectively.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	465	429
Changes in fair value	(127)	(104)
Amortization	(296)	(175)
Sales	(8)	(13)
Permanent impairment	(160)	—

Balance, June 30,	1,757	2,218

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions(*)	(157)	(63)
Reductions	3	—
Permanent impairment	160	—

Balance, June 30,	(497)	(207)

Mortgage Servicing Rights, net	$1,260	$2,011

  (*)
  Represents provision for impairment recorded within net revenues in the Consolidated Condensed Statements of Income.

  As of June 30, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $175 million, $350 million, $255 million, $220 million, $190 million and $160 million, respectively. As of June 30, 2003, the MSR portfolio had a weighted average life of approximately 4.2 years.

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

	Six Months Ended June 30,
	2003	2002
Balance, January 1,	$385	$100
Additions, net	255	232
Changes in fair value	259	95
Sales/proceeds received or paid	(781)	(221)

Balance, June 30,	$118	$206

  The net impact to the Company's Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Adjustment of MSR asset under hedge accounting	$(139)	$(181)	$(127)	$(104)
Net gain on derivatives related to MSR asset	208	178	259	95

Net gain (loss)	69	(3)	132	(9)
Provision for impairment of MSR asset	(96)	(32)	(157)	(63)

Net impact	$(27)	$(35)	$(25)	$(72)

4.    Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs consisted of:

	As of June 30, 2003	As of December 31, 2002
Asset-Backed Debt:
Vehicle management program(a)	$3,096	$3,058
Mortgage program(b)	300	871
Relocation program(b)	—	80

	3,396	4,009

Unsecured Debt:
Term notes(c)	1,989	1,421
Commercial paper	523	866
Bank loans	70	50
Other	150	117

	2,732	2,454

Total debt under management and mortgage programs	$6,128	$6,463

  (a)
  At June 30, 2003, approximately $2.1 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  The change in the balance at June 30, 2003 reflects the repayment of outstanding borrowings as the operations of these businesses are being supported in 2003 largely through borrowings of unsecured debt.
  (c)
  The change in the balance at June 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $194 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

  Available Funding Arrangements and Committed Credit Facilities
  As of June 30, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(*)
Vehicle management program	$3,097	$3,096	$1
Mortgage program	700	300	400
Relocation program	100	—	100

	3,897	3,396	501

Committed Credit Facilities
Maturing in February 2004	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$5,397	$3,396	$2,001

  (*)
  Capacity is subject to maintaining sufficient assets to collateralize debt.

  As of June 30, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

  Debt Maturities and Covenants
  The following table provides the contractual maturities for debt under management and mortgage programs at June 30, 2003 (except for notes issued under the Company's vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used).

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$192	$750	$942
Between 1 and 2 years	727	864	1,591
Between 2 and 3 years	67	486	553
Between 3 and 4 years	154	111	265
Between 4 and 5 years	473	182	655
Thereafter	1,119	1,003	2,122

	$2,732	$3,396	$6,128

  (*)
  Unsecured commercial paper borrowings of $523 million are assumed to be repaid with borrowings under the Company's committed credit facility expiring in February 2005, as such amount is fully supported by the Company's committed credit facilities, which are described above.

  At June 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

5.    Off-Balance Sheet Financing Arrangements

  The Company sells specific assets under management and mortgage programs in exchange for cash. In the Company's relocation business, relocation receivables are sold to Apple Ridge Funding LLC ("Apple Ridge"), a bankruptcy remote QSPE, and at its mortgage business, the Company sells its originated mortgage loans into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.97 billion as of June 30, 2003) or (iii) through Bishop's Gate, a bankruptcy remote SPE. Presented below is detailed information as of June 30, 2003 regarding off-balance sheet financing and sale arrangements.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued(b)	Maximum Available Capacity(c)
Relocation
Apple Ridge	$555	$600		$400	$200
Mortgage
Bishop's Gate(d)	2,102	3,176	(e)	1,964	1,061

  (a)
  Does not include cash of $20 million and $31 million at Apple Ridge and Bishop's Gate, respectively.
  (b)
  Primarily represents term notes.
  (c)
  Subject to maintaining sufficient assets to collateralize debt.
  (d)
  As discussed in Note 1—Summary of Significant Accounting Policies, the Company will consolidate Bishop's Gate in its financial statements as of July 1, 2003, as required by FIN 46.
  (e)
  Includes the Company's ability to fund assets with $151 million of outside equity certificates.

  The receivables and mortgage loans transferred to the above SPEs, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to the Company. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on the Company's Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Mortgage loans	$259	$76	$462	$199

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

7.    Comprehensive Income

  The components of comprehensive income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$71	$61	$149	$105
Other comprehensive income (loss):
Currency translation adjustments	7	5	10	4
Unrealized gains (losses) on cash flow hedges, net of tax	(1)	8	(2)	8
Unrealized losses on marketable securities, net of tax	(2)	(5)	(4)	(6)

Total comprehensive income	$75	$69	$153	$111

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2003	$(1)	$7	$(32)	$6	$(20)
Current period change	10	(2)	—	(4)	4

Balance, June 30, 2003	$9	$5	$(32)	$2	$(16)

  The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

8.    Related Party Transactions

  Cendant
  In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $8 million each for the three months ended June 30, 2003 and 2002 and $17 million and $15 million for the six months ended June 30, 2003 and 2002, respectively.

  On January 1, 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to the Company in a non-cash financing transaction. Additionally, during the six months ended June 30, 2003, the Company paid Cendant $63 million in connection with the settlement of intercompany activities. Furthermore, during the six months ended June 30, 2003, the Company paid cash dividends of $70 million to Cendant.

  NRT Incorporated
  The Company participates in acquisitions made by NRT Incorporated ("NRT"), a wholly-owned subsidiary of Cendant, by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. Reflected within the Company's Consolidated Condensed Statements of Income for the three months ended June 30, 2003 and 2002 are $10 million and $9 million, respectively, of fees paid to the Company by NRT in connection with real estate referrals. For the six months ended June 30, 2003 and 2002, the Company recorded real estate referral fees of $18 million and $16 million, respectively. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

9.    Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization, income taxes and minority interest. On January 1, 2003, the Company changed its performance measure used to evaluate the operating results of its reportable segments and, as such, the information presented below for the three and six months ended June 30, 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below are the revenues and EBITDA for each of the Company's reportable segments and a reconciliation of EBITDA to income before income taxes and minority interest for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$377	$107	$289	$91
Fleet Management	380	30	375	29

Total Reportable Segments	757	137	664	120
Corporate & Other(*)	—	(2)	—	(1)

Total Company	$757	135	$664	119

Less: Non-program related depreciation and amortization		15		16

Income before income taxes and minority interest		$120		$103

	Six Months Ended June 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$752	$226	$541	$156
Fleet Management	756	59	737	52

Total Reportable Segments	1,508	285	1,278	208
Corporate & Other(*)	—	(5)	—	(2)

Total Company	$1,508	280	$1,278	206

Less: Non-program related depreciation and amortization		31		30

Income before income taxes and minority interest		$249		$176

  (*)
  Includes unallocated corporate overhead and the elimination of transactions between segments.

10.    Subsequent Events

  On July 3, 2003, the terms of the Company's $750 million committed credit facility, which was scheduled to mature in February 2004, were amended to extend the maturity date to February 2005 and reduce the capacity to $500 million.

****

Item 2.    Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 5, 2003. Unless otherwise noted, all dollar amounts are in millions.

We are a provider of relocation, mortgage and fleet management services. Our Real Estate Services segment provides homebuyers with mortgages and facilitates employee relocations and our Fleet Management Services segment provides fleet management and fuel card services to corporate clients and government agencies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization, income taxes and minority interest. On January 1, 2003, we changed our performance measure used to evaluate the operating results of our reportable segments and, as such, the information presented below for second quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$377	$289	30%	$107	$91	18%
Fleet Management	380	375	1	30	29	3

Total Reportable Segments	757	664	14	137	120	14
Corporate & Other(a)	—	—	*	(2)	(1)	*

Total Company	$757	$664	14	135	119

Less: Non-program related depreciation and amortization				15	16

Income before income taxes and minority interest				$120	$103

*
Not meaningful.
(a)
Includes unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $88 million (30%) and $16 million (18%), respectively, in second quarter 2003 compared with 2002.

Revenues from mortgage-related activities grew $95 million (55%) in second quarter 2003 compared with second quarter 2002 due to a significant increase in mortgage loan production as low interest rates have prompted record levels of mortgage refinancing activity. Revenues from mortgage loan production increased $166 million (89%) in second quarter 2003 compared with the prior year quarter and was derived from growth in our fee-based mortgage origination operations (discussed below) and an increase in the volume of loans that we packaged and sold, which more than doubled quarter-over-quarter. We sold $16.3 billion of mortgage loans in second quarter 2003 compared with $8.1 billion in second quarter 2002, generating incremental production revenues of $118 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $48 million (89%) as compared with second quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in second quarter 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $10.9 billion (87%) to $23.3 billion in second quarter 2003, comprised of a $9.3 billion (121%) increase in closed loans to be securitized (sold by us) and a $1.6 billion (33%) increase in closed loans that were fee-based. The increase in loan origination volume was principally driven by continued substantial refinancing activity during second quarter 2003. Refinancings increased $9.7 billion (226%) to $14.0 billion and purchase mortgage closings grew $1.2 billion (14%) to $9.3 billion.

Net revenues from servicing mortgages loans declined $71 million, although recurring servicing fees (fees received for servicing existing loans in the portfolio) increased $7 million (7%) driven by a 16% quarter-over-quarter increase in the size of our average servicing portfolio to $119.8 billion. Net servicing revenues included an increase of $143 million in mortgage servicing rights ("MSRs") amortization and provision for impairment (both of which are recorded against revenue) due to the high levels of refinancings and related loan prepayments, resulting from the lower interest rate environment. However, this was partially offset by $72 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSRs due to fluctuations in interest rates. Operating and administrative expenses within this segment increased approximately $70 million, primarily due to the direct costs incurred in connection with continued high level of mortgage loan production and related servicing activities.

Fleet Management
Revenues and EBITDA increased $5 million (1%) and $1 million (3%), respectively, in the second quarter 2003 compared with the prior year quarter. These increases are primarily related to growth in fuel cards, card usage and higher gasoline prices whereby our fuel card business earns a percentage of the total gas purchased by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the higher volume of cards.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

Discussed below are the results of operations for each of our reportable segments. The information presented for the six months ended June 30, 2002 has been revised to reflect the previously described change in the performance measure that we use to evaluate the operating results of our reportable segments.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Real Estate Services	$752	$541	39%	$226	$156	45%
Fleet Management	756	737	3	59	52	13

Total Reportable Segments	1,508	1,278	18	285	208	37
Corporate & Other(a)	—	—	*	(5)	(2)	*

Total Company	$1,508	$1,278	18	280	206

Less: Non-program related depreciation and amortization				31	30

Income before income taxes and minority interest				$249	$176

*
Not meaningful.
(a)
Includes unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $211 million (39%) and $70 million (45%), respectively, in six months 2003 compared with six months 2002.

Revenues from mortgage-related activities grew $219 million (69%) in six months 2003 compared with six months 2002 due to a significant increase in mortgage loan production as low interest rates have prompted record levels of mortgage refinancing activity. Revenues from mortgage loan production increased $276 million (75%) in six months 2003 compared with the prior year quarter and was derived from growth in our fee-based mortgage origination operations (discussed below) and a 74% increase in the volume of loans that we packaged and sold. We sold $29.0 billion of mortgage loans in six months 2003 compared with $16.7 billion in six months 2002, generating incremental production revenues of $197 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $79 million (79%) as compared with six months 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in six months 2003 was driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $16.1 billion (64%) to $41.2 billion in six months 2003, comprised of a $13.8 billion (89%) increase in closed loans to be securitized (sold by us) and a $2.3 billion (24%) increase in closed loans that were fee-based. Refinancings increased $14.2 billion (124%) to $25.7 billion and purchase mortgage closings grew $1.9 billion (14%) to $15.4 billion.

Net revenues from servicing mortgage loans declined $57 million, although recurring servicing fees (fees received for servicing existing loans in the portfolio), increased $19 million (9%) driven by a 16% period-over-period increase in the size of our average servicing portfolio to $117.8 billion. Net servicing revenues included an increase of $215 million in MSR amortization and provision for impairment (both of which are recorded against revenue) due to the high levels of refinancings and related loan prepayments resulting from the lower interest rate environment. However, this was partially offset by $141 million of incremental gains from hedging and other derivative activities to protect against changes in the fair value of MSR due to fluctuations in interest rates. Operating and administrative expenses within this segment increased approximately $130 million, primarily due to the direct costs incurred in connection with continued high level of mortgage loan production and related servicing activities.

Fleet Management
Revenues and EBITDA increased $19 million (3%) and $7 million (13%), respectively, in the six months 2003 compared with the 2002 comparable period. These increases are primarily related to growth in fuel cards, card usage and higher gasoline prices whereby our fuel card business earns a percentage of the total gas purchased by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the higher volume of cards.

LIQUIDITY AND CAPITAL RESOURCES

We purchase assets or finance the purchase of assets on behalf of our clients. Assets generated in this process are classified as assets under management and mortgage programs. We seek to offset the interest rate exposures inherent in these assets by matching them with financial liabilities that have similar term and interest rate characteristics. As a result, we minimize the interest rate risk associated with managing these assets and create greater certainty around the financial income that they produce. Fees generated from our clients are used, in part, to repay the interest and principal associated with the financial liabilities. Funding for our assets under management and mortgage programs is also provided by both unsecured borrowings and asset-backed financing arrangements, which are classified as liabilities under management and mortgage programs, as well as securitization facilities with special purpose entities. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe that it is appropriate to segregate our assets under management and mortgage programs and our liabilities under management and mortgage programs separately from the assets and liabilities of the rest of our businesses because, ultimately, the source of repayment of such liabilities is the realization of such assets.

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

CASH FLOWS

At June 30, 2003, we had $28 million of cash on hand, a decrease of $2 million from $30 million at December 31, 2002. The following table summarizes such decrease:

	Six Months Ended June 30,
	2003	2002	Change
Cash provided by (used in):
Operating activities	$909	$1,368	$(459)
Investing activities	(390)	(975)	585
Financing activities	(515)	(349)	(166)
Effects of exchange rate changes	(6)	(3)	(3)

Net change in cash and cash equivalents	$(2)	$41	$(43)

During the first half of 2003, we generated $459 million less cash from operating activities as compared to the first half of 2002. This change principally reflects a decrease in net cash inflows provided by mortgage origination and sale activities, which results from a timing difference on the receipt of proceeds from the sales of originated loans. Such decrease was partially offset by greater net income and better management of our working capital.

During the first half of 2003, we used $585 million less cash for investing activities as compared to the first half of 2002. This change principally reflects higher cash receipts on derivative contracts used to manage the interest rate risk inherent in our MSR asset and proceeds of $74 million received in 2003 on the sale of properties and the related mortgages, which we had acquired upon foreclosure due to borrowers' delinquencies. However, we used $7 million more cash for capital expenditures to support operational growth and to enhance operating efficiencies through technological improvements. We continue to anticipate aggregate capital expenditure investments for 2003 to be approximately $65 million.

We used $166 million more cash in financing activities during the first half of 2003 compared to the comparable period in 2002. This change primarily represents (i) greater borrowings in 2003 to support the origination of mortgage loans held for sale, (ii) an increase in intercompany fundings to Cendant and (iii) greater dividends paid to Cendant in 2003 compared to 2002.

DEBT UNDER MANAGEMENT AND MORTGAGE PROGRAMS

At June 30, 2003, we had approximately $6.1 billion of indebtedness. The following table summarizes the components of such debt:

	June 30, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle management program(a)	$3,096	$3,058	$38
Mortgage program(b)	300	871	(571)
Relocation program(b)	—	80	(80)

	3,396	4,009	(613)

Unsecured Debt:
Term notes(c)	1,989	1,421	568
Commercial paper	523	866	(343)
Bank loans	70	50	20
Other	150	117	33

	2,732	2,454	278

Total debt under management and mortgage programs	$6,128	$6,463	$(335)

(a)
At June 30, 2003, approximately $2.1 billion of asset-backed term notes were included in outstanding borrowings.
(b)
The change in the balance at June 30, 2003 reflects the repayment of outstanding borrowings as the operations of these businesses are being supported in 2003 largely through borrowings of unsecured debt.
(c)
The change in the balance at June 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $194 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million 8 1/8% of term notes.

The following table provides the contractual maturities for our debt under management and mortgage programs at June 30, 2003 (except for notes issued under our vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$192	$750	$942
Between 1 and 2 years	727	864	1,591
Between 2 and 3 years	67	486	553
Between 3 and 4 years	154	111	265
Between 4 and 5 years	473	182	655
Thereafter	1,119	1,003	2,122

	$2,732	$3,396	$6,128

(*)
Unsecured commercial paper borrowings of $523 million are assumed to be repaid with borrowings under our committed credit facility expiring in February 2005, as such amount is fully supported by our committed credit facilities, which are detailed below.

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES

At June 30, 2003, we had approximately $2.0 billion of available funding arrangements and credit facilities, which consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,097	$3,096	$1
Mortgage program	700	300	400
Relocation program	100	—	100

	3,897	3,396	501

Committed Credit Facilities
Maturing in February 2004(b)	750	—	750
Maturing in February 2005	750	—	750

	1,500	—	1,500

	$5,397	$3,396	$2,001

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
On July 3, 2003, we amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

As of June 30, 2003, we also had $874 million of availability for public debt issuances under a shelf registration statement.

Off-Balance Sheet Financing Arrangements
We sell specific assets under management and mortgage programs in exchange for cash. In our relocation business, relocation receivables are sold to Apple Ridge Funding LLC, a bankruptcy remote qualifying special purpose entity, and at our mortgage business, we sell our originated mortgage loans into the secondary market, which is customary practice in the mortgage industry. Such mortgage loans are sold into the secondary market primarily through one of the following means: (i) the direct sale to a government-sponsored entity, (ii) through capacity under a subsidiary's public registration statement (which approximated $1.97 billion as of June 30, 2003) or (iii) through Bishop's Gate Residential Mortgage Trust, a bankruptcy remote special purpose entity. The assets sold to and the debt issued by these entities are not presented on our Consolidated Condensed Balance Sheets. Presented below is detailed information as of June 30, 2003 regarding off-balance sheet financing and sale arrangements.

	Assets Serviced(a)	Maximum Funding Capacity		Debt Issued(b)	Maximum Available Capacity(c)
Relocation
Apple Ridge	$555	$600		$400	$200
Mortgage
Bishop's Gate	2,102	3,176	(d)	1,964	1,061

(a)
Does not include cash of $20 million and $31 million at Apple Ridge and Bishop's Gate, respectively.
(b)
Primarily represents term notes.
(c)
Subject to maintaining sufficient assets to collateralize debt.
(d)
Includes our ability to fund assets with $151 million of outside equity certificates.

When securitizing assets under management and mortgage programs, we make representations and warranties customary to the securitization markets, including eligibility characteristics of the assets transferred and servicing responsibilities. However, the receivables and mortgage loans transferred to the above special purpose entities, as well as the mortgage loans sold to the secondary market through other means, are generally non-recourse to us. Pretax gains recognized on all securitizations of financial assets, which are recorded within net revenues on our Consolidated Condensed Statements of Income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Mortgage loans	$259	$76	$462	$199

Pursuant to FIN 46, we will consolidate Bishop's Gate on July 1, 2003 through the application of the prospective transition method (see Note 1 to our Consolidated Condensed Financial Statements for more information on FIN 46 and the future consolidation of Bishop's Gate). The consolidation of this entity will not affect our results of operations or cause any changes to our prior period consolidated financial statements (including first and second quarters of 2003). However, the consolidation of Bishop's Gate will cause our total assets and liabilities under management and mortgage programs to increase by approximately $2.1 billion each on July 1, 2003.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could become limited in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and as of June 30, 2003, we were in compliance with all covenants under our credit and securitization facilities. Currently our credit ratings are as follows:

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

CONTRACTUAL OBLIGATIONS
As of June 30, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled "Debt Under Management and Mortgage Programs" and also within Note 4 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies nor to our assessment of which accounting policies we would consider to be critical accounting policies.

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, our financial statements beginning on January 1, 2003 reflect compensation expense for all stock-based compensation, including common stock options granted by Cendant as such expense is now allocated to us by Cendant.

Also on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

During 2003, the FASB also issued the following pronouncements, which we will adopt on July 1, 2003:

  •
  FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3.    Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used June 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. While these results may be used as benchmarks, they should not be viewed as forecasts. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. Additionally, the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential impact on earnings resulting from a 10% increase and decrease in interest rates would be a loss of approximately $30 million and a gain of approximately $45 million, respectively.

Item 4.    Controls and Procedures

(a)
Disclosure Controls and Procedures.    Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
(b)
Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

        See Exhibit Index

(b) Reports on Form 8-K

        None

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
10.1
Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through July 3, 2003, among PHH Corporation, the lenders thereto, and JPMorgan Chase Bank, as Administrative Agent.
10.2	Selling Agent Agreement, dated as of June 9, 2003, by and among PHH Corporation and the Agents named therein.
10.3
Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.4
Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of President Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
/s/ Duncan H. Cocroft Duncan H. Cocroft Executive Vice President and Chief Financial Officer
/s/ Richard A. Smith Richard A. Smith President

Date: August 7, 2003

QuickLinks

FORWARD-LOOKING STATEMENTS
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
Exhibit Index
SIGNATURES