Form 10-Q
period 2003-09-30
PHH CORP
filed 2003-11-06
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-7797

PHH Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-0551284 (I.R.S. Employer Identification Number)

1 Campus Drive Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

(973) 428-9700
(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days:  Yes ☒    No ☐

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No ☒

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

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards; state, international and federal tax laws; privacy policy regulation or other laws that impact our mortgage, fleet or relocation businesses.

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of September 30, 2003, the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the related consolidated condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003 (February 13, 2003 as to the subsequent event described in Note 20), we expressed an unqualified opinion (and included an explanatory paragraph with respect to the adoption of the non-amortization provisions for goodwill and other indefinite lived intangible assets and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities, as discussed in Note 1 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
November 5, 2003

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Service fees, net	$429	$119	$1,294	$748
Fleet leasing	341	319	984	964

Net revenues	770	438	2,278	1,712

Expenses
Operating	238	208	706	540
Vehicle depreciation and interest, net	294	290	882	874
General and administrative	89	76	260	229
Non-program related depreciation and amortization	15	15	46	46

Total expenses	636	589	1,894	1,689

Income (loss) before income taxes and minority interest	134	(151)	384	23
Provision (benefit) for income taxes	52	(61)	153	9
Minority interest, net of tax	1	1	1	1

Net income (loss)	$81	$(91)	$230	$13

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$185	$30
Restricted cash	256	177
Receivables, net	475	458
Property and equipment, net	182	189
Goodwill	685	682
Other assets	442	524

Total assets exclusive of assets under programs	2,225	2,060

Assets under management and mortgage programs:
Program cash	201	264
Mortgage loans held for sale	5,060	1,864
Relocation receivables	299	239
Vehicle-related, net	3,700	3,773
Mortgage servicing rights, net	1,523	1,380
Derivatives related to mortgage servicing rights	423	385
Mortgage-backed securities	89	114

	11,295	8,019

Total assets	$13,520	$10,079

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and other liabilities	$898	$847
Income taxes payable to Cendant	147	75
Deferred income taxes	36	35
Deferred income	15	10

Total liabilities exclusive of liabilities under programs	1,096	967

Liabilities under management and mortgage programs:
Debt	9,424	6,463
Derivatives related to mortgage servicing rights	227	—
Deferred income taxes	691	698

	10,342	7,161

Commitments and contingencies (Note 5)
Stockholder's equity:
Preferred stock- authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	935	925
Retained earnings	1,171	1,046
Accumulated other comprehensive loss	(24)	(20)

Total stockholder's equity	2,082	1,951

Total liabilities and stockholder's equity	$13,520	$10,079

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$230	$13
Adjustments to reconcile net income to net cash provided by (used in) operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	46	46
Net change in assets and liabilities, excluding the impact of acquisitions:
Receivables	(14)	9
Income taxes and deferred income taxes	73	(57)
Accounts payable and other liabilities	58	(105)
Other, net	(87)	(50)

Net cash provided by (used in) operating activities exclusive of management and mortgage programs	306	(144)

Management and mortgage programs:
Vehicle depreciation	817	828
Amortization and impairment of mortgage servicing rights	735	659
Net gain on mortgage servicing rights and related derivatives	(150)	(17)
Origination of mortgage loans	(53,145)	(28,872)
Proceeds on sale of and payments from mortgage loans held for sale	52,100	28,913

	357	1,511

Net cash provided by operating activities	663	1,367

Investing Activities
Property and equipment additions	(35)	(31)
Net assets acquired, net of cash acquired and acquisition-related payments	(33)	(27)
Other, net	94	(57)

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	26	(115)

Management and mortgage programs:
Investment in vehicles	(3,799)	(3,298)
Payments received on investment in vehicles	3,145	2,457
Equity advances on homes under management	(4,439)	(4,645)
Repayment on advances on homes under management	4,383	4,685
Additions to mortgage servicing rights	(819)	(655)
Cash received on derivatives related to mortgage servicing rights, net	273	218
Other, net	27	24

	(1,229)	(1,214)

Net cash used in investing activities	(1,203)	(1,329)

Financing Activities
Dividends paid to Parent	(105)	(81)
Net intercompany funding to Parent	(53)	—
Other, net	(4)	(8)

Net cash used in financing activities exclusive of management and mortgage programs	(162)	(89)

Management and mortgage programs:
Proceeds from borrowings	18,544	7,681
Principal payments on borrowings	(17,393)	(7,890)
Net change in short-term borrowings	(276)	194
Other, net	(10)	(9)

	865	(24)

Net cash provided by (used in) financing activities	703	(113)

Effect of changes in exchange rates on cash and cash equivalents	(8)	(3)

Net increase (decrease) in cash and cash equivalents	155	(78)
Cash and cash equivalents, beginning of period	30	132

Cash and cash equivalents, end of period	$185	$54

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries ("PHH"), as well as entities in which PHH directly or indirectly has a controlling financial interest (collectively, the "Company"). For more detailed information regarding the Company's consolidated policy, refer to "Changes in Accounting Polices—Consolidation Policy" below. PHH is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which PHH issues debt, PHH continues to operate and maintain its status as a separate public reporting entity.

  The Company's Consolidated Condensed Financial Statements present separately the financial data of the Company's management and mortgage programs. Specifically, in the Company's vehicle management, relocation and mortgage services businesses, assets under management and mortgage programs are generally funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  In presenting the Consolidated Condensed Financial Statements, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed on March 5, 2003.

  Changes in Accounting Policies
  Stock-Based Compensation.    Under Cendant's existing stock plans, Cendant common stock awards (including stock options, stock appreciation rights, restricted shares and restricted stock units) are granted to the Company's employees, including directors and officers of the Company. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock options to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income (loss) giving consideration to the fair value method provisions of SFAS No. 123.

  On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board ("FASB") to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, Cendant now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company for only employee stock awards that were granted subsequent to December 31, 2002.

  The following table illustrates the effect on net income (loss) as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income (loss)	$81	$(91)	$230	$13
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax(a)	1	—	1	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax(b)	(2)	(32)	(4)	(45)

Pro forma net income (loss)	$80	$(123)	$227	$(32)

  (a)
  The 2003 amounts reflect the second quarter 2003 issuance by Cendant of approximately 1.0 million restricted stock units to certain of the Company's employees (including officers) as a form of compensation. These restricted stock units entitle the employee to receive one share of Cendant's common stock upon vesting, which occurs ratably over a four year period. Accordingly, Cendant allocated compensation expense to the Company during the three and nine months ended September 30, 2003, which on an after-tax basis is $1 million.
  (b)
  The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted by Cendant. Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by the Company and the then-current fair market value of such award.

  Costs Associated with Exit or Disposal Activities.    On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The impact of adopting this standard was not material to the Company's results of operations or financial position.

  Consolidation Policy.    On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Transfers to a qualifying SPE ("QSPE") and certain other interests in QSPEs are generally not subject to this Interpretation. The provisions of FIN 46 are effective immediately for transactions entered into by the Company subsequent to January 31, 2003, and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part, and indicated that it would provide further clarification of this Interpretation before December 31, 2003.

  In accordance with its current understanding of FIN 46, the Company consolidated Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") effective July 1, 2003 through the application of the prospective transition method. The consolidation of Bishop's Gate caused the total assets and liabilities of the Company's Real Estate Services segment to increase by $3.1 billion each (on a consolidated basis after eliminations). See Note 3—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop's Gate. The Company is currently assessing the application of FIN 46 to other entities and is awaiting the additional clarification of FIN 46 that the FASB is expected to provide.

  In connection with FIN 46, when evaluating an entity for consolidation, the Company first determines whether an entity is deemed to be a VIE and, if so, whether the Company would be considered its primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or QSPE upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Prior to the adoption of FIN 46 (before the change in policy), the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

2.     Mortgage Servicing Activities

        The activity in the Company's residential first mortgage loan servicing portfolio consisted of:

	Nine Months Ended September 30,
	2003	2002
Balance, January 1,	$114,079	$97,205
Additions	53,858	31,340
Payoffs/curtailments	(46,365)	(21,745)
Purchases, net	11,354	3,631

Balance, September 30,(*)	$132,926	$110,431

  (*)
  Does not include approximately $2.1 billion and $1.7 billion of home equity mortgages serviced by the Company as of September 30, 2003 and 2002, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.44% and 6.43% as of September 30, 2003 and 2002, respectively.

  Substantially all of the mortgage loans within this servicing portfolio were sold by the Company without recourse. However, approximately $4.3 billion (approximately 3%) of loans within this servicing portfolio as of September 30, 2003 were sold with recourse. The majority of such loans were sold under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. As of September 30, 2003, the provision approximated $7 million. There was no significant activity during 2003 that would cause the Company to utilize this provision.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Nine Months Ended September 30,
	2003	2002
Balance, January 1,	$1,883	$2,081
Additions, net	819	655
Changes in fair value	66	(567)
Amortization	(578)	(321)
Sales/deletions	(11)	(18)
Permanent impairment	(315)	—

Balance, September 30,	1,864	1,830

Valuation Allowance
Balance, January 1,	(503)	(144)
Additions	(157)	(338)
Reductions	4	2
Permanent impairment	315	—

Balance, September 30,	(341)	(480)

Mortgage Servicing Rights, net	$1,523	$1,350

  The Company uses derivatives to mitigate the impact that accelerated prepayments would have on the fair value of its MSR asset. Such derivatives, which are primarily designated as fair value hedging instruments, tend to increase in value as interest rates decline and conversely decline in value as interest rates increase. The net activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Nine Months Ended September 30,
	2003	2002
Net balance, January 1,	$385	$100
Additions, net	288	251
Changes in fair value	84	584
Sales/proceeds received or paid	(561)	(469)

Net balance, September 30,(*)	$196	$466

  (*)
  At September 30, 2003, the net balance represents the gross asset of $423 million net of the gross liability of $227 million.

  The net impact to the Company's Consolidated Condensed Statements of Operations resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjustment of MSR asset under hedge accounting	$193	$(463)	$66	$(567)
Net gain (loss) on derivatives related to MSR asset	(175)	488	84	584

Net gain	18	25	150	17
Provision for impairment of MSR asset	—	(275)	(157)	(338)

Net impact	$18	$(250)	$(7)	$(321)

  Based upon the composition of the portfolio as of September 30, 2003, the Company expects MSR amortization expense for the remainder of 2003 and the five succeeding fiscal years to approximate $75 million, $255 million, $210 million, $185 million, $165 million and $145 million, respectively. As of September 30, 2003, the MSR portfolio had a weighted average life of approximately 5.3 years.

3.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  As previously discussed in Note 1—Summary of Significant Accounting Policies, the Company consolidated Bishop's Gate on July 1, 2003. Accordingly, Bishop's Gate has been included in the Company's consolidated results of operations and cash flows since July 1, 2003. The assets of Bishop's Gate are not available to pay the general obligations of the Company. Additionally, the creditors of Bishop's Gate have no recourse to the general credit of the Company. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and servicing responsibilities, in connection with the securitization of these assets.

  Debt under management and mortgage programs (including outstanding debt of Bishop's Gate at September 30, 2003) consisted of:

	As of September 30, 2003	As of December 31, 2002
Asset-Backed Debt:
Vehicle management program(a)	$3,069	$3,058
Mortgage program
Bishop's Gate(b)	3,098	—
Other	500	871
Relocation program	—	80

	6,667	4,009

Unsecured Debt:
Term notes(c)	1,943	1,421
Commercial paper	590	866
Bank loans	42	50
Other	182	117

	2,757	2,454

Total debt under management and mortgage programs	$9,424	$6,463

  (a)
  At September 30, 2003, approximately $2.6 billion of asset-backed term notes were included in outstanding borrowings.
  (b)
  As of December 31, 2002, Bishop's Gate had $2.5 billion of indebtedness, which was not recorded on the Company's Consolidated Condensed Balance Sheet as Bishop's Gate was not consolidated on such date.
  (c)
  The change in the balance at September 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $187 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million of 8 1/8% term notes.

  Bishop's Gate.    Bishop's Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company's mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop's Gate is collateralized by $3.1 billion of underlying mortgage loans, which are serviced by the Company and recorded within mortgage loans held for sale on the Company's Consolidated Condensed Balance Sheet as of September 30, 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop's Gate were treated as off-balance sheet sales. The activities of Bishop's Gate are limited to (i) purchasing mortgage loans from the Company's mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain noncredit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions.

  The following table provides the contractual maturities for debt under management and mortgage programs at September 30, 2003 (except for notes issued under the Company's vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$224	$2,663	$2,887
Between 1 and 2 years	823	1,195	2,018
Between 2 and 3 years	6	1,090	1,096
Between 3 and 4 years	187	260	447
Between 4 and 5 years	430	487	917
Thereafter	1,087	972	2,059

	$2,757	$6,667	$9,424

  (*)
  Unsecured commercial paper borrowings of $590 million are assumed to be repaid with borrowings under committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

  As of September 30, 2003, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,599	$3,069	$530
Mortgage program
Bishop's Gate	3,176	3,098	78
Other	500	500	—
Relocation program	100	—	100

	7,375	6,667	708

Committed Credit Facilities
Maturing in February 2005(b)	500	—	500
Maturing in February 2005	750	—	750

	1,250	—	1,250

	$8,625	$6,667	$1,958

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  On July 3, 2003, the Company amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

  As of September 30, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

  At September 30, 2003, the Company was in compliance with all restrictive and financial covenants of its debt instruments and credit facilities related to management and mortgage programs.

4.    Off-Balance Sheet Financing Arrangement

  The Company sells relocation receivables to Apple Ridge Funding Corporation ("Apple Ridge"), a bankruptcy remote QSPE. As this entity is a QSPE and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by this entity and the collateralizing assets, which are serviced by the Company, are not reflected on the Company's Consolidated Condensed Balance Sheets. The assets of this QSPE are not available to pay the Company's obligations. Additionally, the creditors of this QSPE have no recourse to the Company's credit. However, the Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets.

  The following table provides detailed information for this off-balance sheet QSPE.

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued(b)	Maximum Available Capacity(c)
Apple Ridge	$512	$500	$400	$100

  (a)
  Does not include cash of $14 million.
  (b)
  Represents a term note.
  (c)
  Subject to maintaining sufficient assets to collateralize debt.

5.    Commitments and Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If the transaction is not considered a tax-free reorganization, the resultant incremental liability could range between $10 million and $170 million depending upon certain factors, including utilization of tax attributes. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in other pending litigation, which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.    Comprehensive Income

  The components of comprehensive income (loss) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$81	$(91)	$230	$13
Other comprehensive income (loss):
Currency translation adjustments	—	1	10	1
Unrealized gains (losses), net of tax:
Cash flow hedges	—	—	(2)	8
Available-for-sale securities	(8)	(1)	(12)	(7)

Total comprehensive income (loss)	$73	$(91)	$226	$15

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2003	$(1)	$7	$6	$(32)	$(20)
Current period change	10	(2)	(12)	—	(4)

Balance, September 30, 2003	$9	$5	$(6)	$(32)	$(24)

The currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries.

7.    Related Party Transactions

  Cendant
  In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $8 million for both the three months ended September 30, 2003 and 2002 and $25 million and $23 million for the nine months ended September 30, 2003 and 2002, respectively.

  On January 1, 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to the Company in a non-cash financing transaction. Additionally, during the nine months ended September 30, 2003, the Company paid Cendant $53 million in connection with the settlement of intercompany activities. Furthermore, during the nine months ended September 30, 2003, the Company paid cash dividends of $105 million to Cendant.

  NRT Incorporated
  NRT Incorporated ("NRT"), a real estate brokerage firm, is a wholly-owned subsidiary of Cendant not within the Company's ownership structure. The Company receives real estate referral fees from NRT in connection with referring its relocation clients to NRT for brokerage services. Reflected within the Company's Consolidated Condensed Statements of Operations for the three months ended September 30, 2003 and 2002 are $14 million and $12 million, respectively, of real estate referral fees charged to NRT by the Company. For the nine months ended September 30, 2003 and 2002, the Company recorded real estate referral fees of $32 million and $28 million, respectively. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

8.    Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as net income (loss) before non-program related depreciation and amortization, income taxes and minority interest. On January 1, 2003, the Company changed its performance measure used to evaluate the operating results of its reportable segments and, as such, the information presented below for the three and nine months ended September 30, 2002 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies. Presented below are the revenues and EBITDA for each of the Company's reportable segments and a reconciliation of EBITDA to income (loss) before income taxes and minority interest for the three and nine months ended September 30, 2003 and 2002. The effects of transactions within and between each of these reportable segments are eliminated in consolidation.

	Three Months Ended September 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$394	$126	$68	$(160)
Fleet Management	376	27	370	25

Total Reportable Segments	770	153	438	(135)
Corporate & Other(a)	—	(4)	—	(1)

Total Company	$770	149	$438	(136)

Less: Non-program related depreciation and amortization		15		15

Income (loss) before income taxes and minority interest		$134		$(151)

	Nine Months Ended September 30,
	2003		2002
	Revenues	EBITDA	Revenues	EBITDA
Real Estate Services	$1,148	$351	$605	$(5)
Fleet Management	1,133	86	1,107	77

Total Reportable Segments	2,281	437	1,712	72
Corporate & Other(a)	(3)	(7)	—	(3)

Total Company	$2,278	430	$1,712	69

Less: Non-program related depreciation and amortization		46		46

Income before income taxes and minority interest		$384		$23

  (a)
  Includes unallocated corporate overhead and the elimination of transactions between segments.

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

Effective July 1, 2003, we consolidated Bishop's Gate Residential Mortgage Trust pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The consolidation of Bishop's Gate caused our total assets and liabilities under management and mortgage programs to increase by $3.1 billion each. There was no impact to our results of operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as net income (loss) before non-program related depreciation and amortization, income taxes and minority interest. On January 1, 2003, we changed the performance measure we use to evaluate the operating results of our reportable segments and, as such, the information presented below for third quarter 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues		EBITDA
	2003	2002	2003	2002
Real Estate Services(a)	$394	$68	$126	$(160)
Fleet Management	376	370	27	25

Total Reportable Segments	770	438	153	(135)
Corporate & Other(b)	—	—	(4)	(1)

Total Company	$770	$438	149	(136)

Less: Non-program related depreciation and amortization			15	15

Income (loss) before income taxes and minority interest			$134	$(151)

(a)
Revenues and EBITDA for 2002 reflect a $275 million provision for impairment of our mortgage servicing rights asset, which is discussed in greater detail below.
(b)
Includes unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $326 million (479%) and $286 million (179%), respectively, in third quarter 2003 compared with 2002, primarily reflecting growth in our mortgage business. Revenues from mortgage-related activities totaled $275 million in third quarter 2003, an increase of $362 million compared with third quarter 2002. Revenues and EBITDA in last year's third quarter were adversely impacted by a $275 million non-cash provision for impairment of our mortgage servicing rights asset ("MSRs"). Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSRs. Excluding the $275 million non-cash MSR impairment provision in third quarter 2002, revenues from mortgage-related activities increased $87 million in third quarter 2003 due to a significant increase in mortgage loan production, partially offset by an increase in amortization of the mortgage servicing rights asset as low interest rates continued to result in record levels of mortgage refinancing activity.

Revenues from mortgage loan production increased $226 million (112%) in third quarter 2003 compared with third quarter 2002 and were derived from growth in our fee-based mortgage origination operations (discussed below) and an increase in the volume of loans that we sold, which more than doubled quarter-over-quarter. We sold $19.2 billion of mortgage loans in third quarter 2003 compared with $9.2 billion in third quarter 2002, generating incremental production revenues of $181 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $45 million (82%) as compared with third quarter 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $12.9 billion (88%) to $27.6 billion in third quarter 2003, comprised of an $11.3 billion (114%) increase in closed loans to be securitized (sold by us) and a $1.6 billion (34%) increase in closed loans which were fee-based. Refinancings increased $10.1 billion (151%) to $16.7 billion and purchase mortgage closings grew $2.8 billion (35%) to $10.9 billion.

Net revenues from servicing mortgage loans increased $136 million primarily due to the $275 million non-cash provision for impairment of MSRs recorded in third quarter 2002. Apart from this impairment charge, net servicing revenues declined $139 million substantially due to a quarter-over-quarter increase in MSR amortization of $136 million (recorded as a contra revenue) resulting from the high levels of mortgage loan prepayments during third quarter 2003, which was partially offset by a $9 million (9%) increase in recurring servicing fees (fees received for servicing existing loans in the portfolios) driven by a 16% quarter-over-quarter increase in the average servicing portfolio to $125.2 billion. In addition, net servicing revenues declined $7 million from hedging and other derivative activities to protect against changes in the fair value of MSRs due to fluctuations in interest rates.

Interest rates have risen from their lows in the earlier part of 2003 and, as such, we expect mortgage refinancing volume and resulting net production revenues to decline comparatively in future quarters. However, in a rising interest rate environment, although no assurances can be given, the impact of lower revenues from a decline in production should be partially offset by increased servicing revenues, net of hedge results. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we also maintain a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

Partially offsetting the growth in our mortgage business is a decline in revenues and EBITDA of $38 million and $9 million, respectively, related to our former title and appraisal businesses. On December 31, 2002, we distributed these businesses to a wholly-owned subsidiary of Cendant not within our ownership structure. As a result, we did not recognize revenues and expenses from these businesses in third quarter 2003 while these businesses contributed revenues and EBITDA of $38 million and $9 million, respectively, in third quarter 2002.

Operating and administrative expenses within this segment increased approximately $75 million primarily due to the direct costs incurred in connection with the high level of mortgage loan production in third quarter 2003.

Fleet Management
Revenues and EBITDA increased $6 million (2%) and $2 million (8%), respectively, in third quarter 2003 compared with the comparable prior year quarter primarily due to an increase in fuel card usage and higher gasoline prices, since our fuel card business earns a percentage of the total gas purchases by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the additional usage.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Discussed below are the results of operations for each of our reportable segments. The information presented for the nine months ended September 30, 2002 has been revised to reflect the previously described change in the performance measure that we use to evaluate the operating results of our reportable segments.

	Revenues		EBITDA
	2003	2002	2003	2002
Real Estate Services(a)	$1,148	$605	$351	$(5)
Fleet Management	1,133	1,107	86	77

Total Reportable Segments	2,281	1,712	437	72
Corporate & Other(b)	(3)	—	(7)	(3)

Total Company	$2,278	$1,712	430	69

Less: Non-program related depreciation and amortization			46	46

Income before income taxes and minority interest			$384	$23

(a)
Revenues and EBITDA for 2002 reflect a $275 million provision for impairment of our mortgage servicing rights asset, which is discussed in greater detail below.
(b)
Includes unallocated corporate overhead and the elimination of transactions between segments.

Real Estate Services
Revenues and EBITDA increased $543 million (90%) and $356 million, respectively, in nine months 2003 compared with nine months 2002, reflecting growth across all of our mortgage business. Revenues from mortgage-related activities grew $584 million (259%) in nine months 2003 compared with nine months 2002 due to a significant increase in mortgage loan production, partially offset by an increase in amortization of our MSRs as low interest rates resulted in record levels of mortgage refinancing activity. Revenues and EBITDA in last year's third quarter were adversely impacted by a $275 million non-cash provision for impairment of our MSRs. Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSRs. Excluding the $275 million non-cash MSR impairment provision in third quarter 2002, revenues from mortgage-related activities increased $309 million (62%) in nine months 2003.

Revenues from mortgage loan production increased $505 million (89%) in nine months 2003 compared with the prior year period and were derived from growth in our fee-based mortgage origination operations (discussed below) and a 91% increase in the volume of loans that we sold. We sold $48.2 billion of mortgage loans in nine months 2003 compared with $25.8 billion in nine months 2002, generating incremental production revenues of $378 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $127 million (83%), as compared with nine months 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (typically 30-60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $29.2 billion (74%) to $68.8 billion in nine months 2003, comprised of a $25.0 billion (99%) increase in closed loans to be securitized (sold by us) and a $4.2 billion (29%) increase in closed loans that were fee-based.

Refinancings increased $24.3 billion (134%) to $42.5 billion and purchase mortgage closings grew $4.8 billion (23%) to $26.3 billion.

Net revenues from servicing mortgage loans increased $79 million primarily due to the $275 million non-cash provision for impairment of MSRs recorded in third quarter 2002. Apart from this impairment charge, net servicing revenues declined $196 million primarily due to a period-over-period increase in MSR amortization and provision for impairment of $351 million (recorded as a contra revenue), partially offset by $133 million of incremental gains from hedging and other derivative activities. The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments in nine months 2003 due to low mortgage interest rates during 2003, while the incremental gains from hedging and other derivative activities resulted from our strategies to protect against changes in the fair value of MSRs due to fluctuations in interest rates. In addition, recurring servicing fees (fees received for servicing existing loans in the portfolio), increased $28 million (9%) driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $120.3 billion for the nine-month period in 2003.

Interest rates have risen from their lows in the earlier part of 2003 and, as such, we expect mortgage refinancing volume and resulting net production revenues to decline comparatively in future quarters. However, in a rising interest rate environment, although no assurances can be given, the impact of lower revenues from a decline in production should be partially offset by increased servicing revenues, net of hedge results. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we also maintain a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

Partially offsetting the growth in our mortgage business is a decline in revenues and EBITDA of $60 million and $22 million, respectively, related to our former title and appraisal businesses. On December 31, 2002, we distributed these businesses to a wholly-owned subsidiary of Cendant not within our ownership structure. As a result, we did not recognize revenues and expenses from these businesses in the nine months ended September 30, 2003 while these businesses contributed revenues and EBITDA of $60 million and $22 million, respectively, in the comparable period in 2002.

Operating and administrative expenses within this segment increased approximately $205 million primarily due to the direct costs incurred in connection with continued high level of mortgage loan production and related servicing activities.

Fleet Management
Revenues and EBITDA increased $26 million (2%) and $9 million (12%), respectively, in the nine months ended 2003 compared with the 2002 comparable period primarily due to an increase in fuel card usage and higher gasoline prices, since our fuel card business earns a percentage of the total gas purchased by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the additional usage.

LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. Specifically, in our vehicle management, relocation and mortgage services businesses, assets under management and mortgage programs are generally funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available credit and securitization facilities, each of which is discussed below.

Cash Flows
At September 30, 2003, we had $185 million of cash on hand, an increase of $155 million from $30 million at December 31, 2002. The following table summarizes such increase:

	Nine Months Ended September 30,
	2003	2002	Change
Cash provided by (used in):
Operating activities	$663	$1,367	$(704)
Investing activities	(1,203)	(1,329)	126
Financing activities	703	(113)	816
Effects of exchange rate changes	(8)	(3)	(5)

Net change in cash and cash equivalents	$155	$(78)	$233

During the nine months ended September 30, 2003, we generated $704 million less cash from operating activities as compared to the nine months ended September 30, 2002. This change principally reflects a reduction in net cash inflows provided by our management and mortgage programs, which resulted from timing differences between the origination of mortgage loans and the receipt of proceeds from the sale of such loans. Such decrease was partially offset by stronger operating results and better management of our working capital.

During the nine months ended September 30, 2003, we used $126 million less cash for investing activities as compared to the nine months ended September 30, 2002. This change principally reflects (i) a timing difference between the cash receipts and cash payments within our vehicle management business, (ii) higher cash receipts on derivative contracts used to manage the interest rate risk inherent in our MSR asset and (iii) an increase in the proceeds received on the sale of real estate in the normal course of our mortgage services business. However, we used $4 million more cash for capital expenditures to support operational growth and to enhance operating efficiencies through technological improvements. We anticipate aggregate capital expenditure investments for 2003 to be approximately $60 million.

We generated $703 million of net cash from financing activities during the nine months ended September 30, 2003 as compared to using $113 million of net cash during the comparable period in 2002 primarily resulting from greater borrowings in 2003 to support the purchase of assets under management and mortgage programs.

Debt Under Management and Mortgage Programs
At September 30, 2003, we had approximately $9.4 billion of indebtedness. The following table summarizes the components of such debt:

	September 30, 2003	December 31, 2002	Change
Asset-Backed Debt:
Vehicle management program(a)	$3,069	$3,058	$11
Mortgage program
Bishop's Gate(b)	3,098	—	3,098
Other	500	871	(371)
Relocation program	—	80	(80)

	6,667	4,009	2,658

Unsecured Debt:
Term notes(c)	1,943	1,421	522
Commercial paper	590	866	(276)
Bank loans	42	50	(8)
Other	182	117	65

	2,757	2,454	303

Total debt under management and mortgage programs	$9,424	$6,463	$2,961

(a)
At September 30, 2003, approximately $2.6 billion of asset-backed term notes were included in outstanding borrowings.
(b)
As of December 31, 2002, Bishop's Gate had $2.5 billion of indebtedness, which was not recorded on our Consolidated Condensed Balance Sheet as Bishop's Gate was not consolidated on such date. See Note 3 to our Consolidated Condensed Financial Statements for more detailed information regarding Bishop's Gate.
(c)
The change in the balance at September 30, 2003 principally reflects (i) the issuance of $400 million of 6% term notes due March 2008, (ii) the issuance of $600 million of 7 1/8% term notes due March 2013, (iii) the issuance of $187 million of term notes with various interest rates and maturity dates and (iv) the February 2003 repayment of $650 million 8 1/8% of term notes.

The following table provides the contractual maturities for our debt under management and mortgage programs at September 30, 2003 (except for notes issued under our vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which appropriate estimates have been used):

	Unsecured(*)	Asset-Backed	Total
Within 1 year	$224	$2,663	$2,887
Between 1 and 2 years	823	1,195	2,018
Between 2 and 3 years	6	1,090	1,096
Between 3 and 4 years	187	260	447
Between 4 and 5 years	430	487	917
Thereafter	1,087	972	2,059

	$2,757	$6,667	$9,424

(*)
Unsecured commercial paper borrowings of $590 million are assumed to be repaid with borrowings under our committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

Available Funding Arrangements and Committed Credit Facilities
At September 30, 2003, we had approximately $2.0 billion of available funding arrangements and credit facilities, which consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements(a)
Vehicle management program	$3,599	$3,069	$530
Mortgage program
Bishop's Gate	3,176	3,098	78
Other	500	500	—
Relocation program	100	—	100

	7,375	6,667	708

Committed Credit Facilities
Maturing in February 2005(b)	500	—	500
Maturing in February 2005	750	—	750

	1,250	—	1,250

	$8,625	$6,667	$1,958

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
On July 3, 2003, we amended the terms of this facility, which reduced the capacity to $500 million and extended the maturity date to February 2005.

In addition to these on-balance sheet facilities, we also utilize Apple Ridge Funding Corporation, a bankruptcy remote qualifying special purpose entity ("QSPE") to securitize relocation receivables. As this entity is a QSPE and precluded from consolidation pursuant to generally accepted accounting principles, the debt issued by this entity and the collateralizing assets, which we service, are not reflected on our Consolidated Condensed Balance Sheets. The assets of this QSPE are not available to pay our obligations. Additionally, the creditors of this QSPE have no recourse to our credit. However, we have made representations and warranties customary for securitization transactions, including eligibility characteristics of the receivables and servicing responsibilities, in connection with the securitization of these assets. The following table provides detailed information for this off-balance sheet QSPE.

	Assets Serviced(a)	Maximum Funding Capacity	Debt Issued(b)	Maximum Available Capacity(c)
Apple Ridge	$512	$500	$400	$100

(a)
Does not include cash of $14 million.
(b)
Represents a term note.
(c)
Subject to maintaining sufficient assets to collateralize debt.

As of September 30, 2003, we also had $874 million of availability for public debt issuances under a shelf registration statement.

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs, could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and as of September 30, 2003, we were in compliance with all covenants under our credit and securitization facilities.    Currently our credit ratings are as follows:

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

Contractual Obligations
As of September 30, 2003, our future contractual obligations have not changed significantly from the amounts reported within our 2002 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled "Debt Under Management and Mortgage Programs and Borrowing Arrangements" and also within Note 3 to our Consolidated Condensed Financial Statements.

Accounting Policies
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2002 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, retained interests from securitizations, financial instruments and goodwill and other intangible assets). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies with the exception of our current application of FIN 46 to specific entities as discussed in Note 1 to our Consolidated Condensed Financial Statements.

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

In addition, on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board ("FASB") in 2002:

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." As of September 30, 2003, we have applied the provisions of this Interpretation for all transactions initiated subsequent to January 31, 2003 and also to Bishop's Gate. We are currently assessing the application of this Interpretation to other entities and are awaiting the additional clarification that the FASB is expected to provide prior to December 31, 2003.

During 2003, the FASB also issued the following literature, which we have adopted as of July 1, 2003:

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

  •
  SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 1 to our Consolidated Condensed Financial Statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2002 Annual Report on Form 10-K, we assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2003 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. Additionally, the impact of a 10% change in interest rates on our fair values and cash flows would not be material. The potential impact on earnings resulting from a 10% increase and decrease in interest rates would be a loss of approximately $20 million and a gain of approximately $50 million, respectively.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

  See Exhibit Index

(b)   Reports on Form 8-K

  On September 30, 2003, we filed a current report on Form 8-K to report under Item 5 certain management changes.

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
10.1
Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to Chesapeake Funding LLC's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2003.
10.2
Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to the Amendment to the Registration Statement on Forms S-3/A and S-1/A (File Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003.
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

PHH CORPORATION
/s/ RICHARD A. SMITH Richard A. Smith President
/s/ DAVID B. WYSHNER David B. Wyshner Executive Vice President and Chief Financial Officer
Date: November 6, 2003

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