Form 10-K
period 2003-12-31
PHH CORP
filed 2004-03-01
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

7.850% Internotes due June 15, 2012

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

The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant: All of our Common Stock is owned by Cendant Corporation, accordingly there is no public trading market for our Common Stock. The number of shares outstanding of the Registrant's classes of common stock was 1,000 as of December 31, 2003. PHH Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) to Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	4
2	Properties	11
3	Legal Proceedings	11
4	Submission of Matters to a Vote of Security Holders	11
	PART II
5	Market for the Registrant's Common Equity and Related Stockholders Matters	12
6	Selected Financial Data	12
7	Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources	13
7A	Quantitative and Qualitative Disclosures about Market Risk	21
8	Financial Statements and Supplementary Data	22
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
9A	Controls and Procedures	22
	PART III
10	Directors and Executive Officers of the Registrant	23
11	Executive Compensation	23
12	Security Ownership of Certain Beneficial Owners and Management	23
13	Certain Relationships and Related Transactions	23
14	Principal Accounting Fees and Services	23
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	24
	Signatures	25

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

  •
  the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage services and relocation services businesses;

  •
  the effects of changes in current interest rates, particularly on our mortgage services business and on our financing costs;

  •
  our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

  •
  competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

  •
  failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

  •
  our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios; and

  •
  changes in laws and regulations, including changes in accounting standards, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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

 We are a provider of mortgage, relocation and fleet management services and a wholly-owned subsidiary of Cendant Corproation ("Cendant"). We operate in the following business segments:

  •
  Our Mortgage Services segment provides home buyers with mortgages through Cendant Mortgage Corporation.

  •
  Our Relocation Services segment assists in employee relocations through Cendant Mobility Services Corporation.

  •
  Our Fleet Management Services segment provides commercial fleet management and fuel card services to corporate clients and government agencies through PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Wright Express LLC.

* * *

 Our management team is committed to building long-term value through operational excellence. In additon, we routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes. We also may, from time to time, pursue the acquisition of (or possible joint venture with) complementary businesses, primarily in the real estate industry. We expect to fund the purchase price of any such acquisition with cash on hand or borrowings under our credit lines.

 Pursuant to certain covenant requirements in the indentures under which we issue debt, we continue to operate and maintain our status as a separate public reporting entity. Our principal executive office is located at One Campus Drive, Parsippany, N.J. 07054 (telephone number: (973) 428-9700).

SEGMENTS

MORTGAGE SERVICES SEGMENT (34%, 23% and 30% of revenue for 2003, 2002 and 2001, respectively)

Cendant Mortgage is a centralized mortgage lender conducting business in all 50 states. We focus on retail mortgage originations in which we issue mortgages directly to consumers (including through our private label channel) as opposed to purchasing closed loans from third parties. We originate mortgage loans through three principal business channels: real estate brokers, financial institutions and relocation. In the real estate brokerage channel, we originate, sell and service residential first and second mortgage loans in the United States through Cendant Mortgage, Century 21 Mortgage, Coldwell Banker Mortgage and ERA Mortgage. This channel generated approximately 26% of our mortgages in 2003. We are a leading provider of private label mortgage originations where a financial institution outsources its mortgage origination functions to us. Our financial institutions, or "private label" channel, which includes outsourcing arrangements with Merrill Lynch Credit Corporation and marketing arrangements with American Express Membership Bank, among others, generated approximately 71% of our mortgages in 2003. The relocation channel offers mortgages to employees being relocated through Cendant Mobility and generated 3% of our mortgages in 2003. We generate revenue through our loan originations, private label services, mortgage sales and mortgage servicing.

 As of September 30, 2003, Cendant Mortgage was a top four retail originator of residential purchase mortgages, the sixth largest retail originator of residential mortgages (including refinance and purchase) and the tenth largest overall residential mortgage originator in the United States. Our purchase mortgage volume has grown from approximately $1 billion in 1990 to approximately $35 billion in 2003. Our total mortgage volume for 2003 was $83.7 billion.

 We derive our mortgages through the following methods:

  •
  a toll-free number teleservices operation under programs for real estate organizations (Phone In, Move In), relocation clients and private label and marketing programs for financial institutions;

  •
  field sales professionals, generally located in real estate offices around the United States, who are equipped to obtain product information, quote interest rates and help customers prepare mortgage applications; and

  •
  purchasing closed loans from financial institutions.

 Our teleservices operation, the Phone In, Move In program, was developed in 1997 and has been established nationwide. Our teleservices operation, together with our web interface, which contains educational materials, rate quotes and a mortgage application, accounted for approximately 68% of our originations in 2003. Our field sales professionals accounted for approximately 19% of our originations in 2003, and while not a primary focus of our business, the purchase of closed loans accounted for approximately 13% of our mortgage volume in 2003.

 The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Fixed rate	62.8%	55.9%	75.0%
Adjustable rate	37.2%	44.1%	25.0%

Total	100.0%	100.0%	100.0%

Conforming (*)	69.1%	63.1%	77.5%
Non-conforming	30.9%	36.9%	22.5%

Total	100.0%	100.0%	100.0%

(*)
Such percentage of mortgages that we typically have available for resale that conform to the standards of Fannie Mae Corp., the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

 Cendant Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) generally within 60 days. Loans are typically sold as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae Corp., the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association. We generally retain the mortgage servicing rights on loans we sell. Cendant Mortgage earns revenue from the sale of the mortgage loans to investors, as well as on the servicing of the loans for investors. Mortgage servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for payment of mortgage related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio.

 The following table sets forth summary data of our mortgage servicing activities as of December 31,:

	2003 (a)	2002 (a)	2001 (a)
Outstanding loans serviced ($ millions)	$136,427	$114,079	$97,205
Number of loans (units)	888,860	786,201	717,251
Average loan size	$153,485	$145,102	$135,525
Weighted average interest rate (%)	5.36%	6.17%	6.91%
Delinquent Mortgage Loans (b):
30 days	1.7%	2.0%	2.3%
60 days	0.3%	0.4%	0.5%
90 days or more	0.4%	0.4%	0.4%

Total delinquencies	2.4%	2.8%	3.2%

Foreclosures/Bankruptcies	0.7%	0.7%	0.7%
Major Geographical Concentrations (b):
California	10.9%	11.8%	11.9%
New Jersey	9.4%	7.4%	6.9%
New York	7.9%	6.4%	5.9%
Florida	7.1%	7.2%	6.7%
Texas	5.6%	6.1%	6.1%

(a)
Does not include home equity mortgages serviced by us.
(b)
As a percentage of unpaid principal balance of outstanding loans.

 Growth.    Our strategy is to increase sales by expanding all of our sources of business with emphasis on our private label program and purchase mortgage volume through our teleservices and Internet programs. We also expect to expand our volume of mortgage originations resulting from corporate employee relocations through increased linkage with Cendant Mobility and increasing our marketing programs within Cendant's real estate brokerage franchise systems and real estate brokerage business. Each of these growth opportunities is driven by our low cost teleservices platform. The competitive advantage of using a centralized, efficient and high quality teleservices platform allows us to more cost effectively capture a greater percentage of the highly fragmented mortgage marketplace.

 Competition.    Competition is based on service, quality, products and price. Cendant Mortgage's share of retail mortgage originations in the United States was 5.1% as of September 30, 2003. The mortgage industry is highly fragmented and, according to Inside Mortgage Finance, the industry leader, at September 30, 2003, reported approximately a 19% share in the United States. Competitive conditions can also be impacted by shifts in consumer preference for variable rate mortgages from fixed rate mortgages, depending upon the current interest rate market.

 Seasonality.    The principal sources of revenue for our mortgage services business are based upon the timing of residential real estate sales, which are generally lower in the first calendar quarter each year.

 Trademarks and Intellectual Property.    The trademark "Cendant Mortgage" and related trademarks and logos are material to our mortgage services business. Our mortgage services business actively uses these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office and are owned by us.

 Employees.    The businesses that make up our Mortgage Services segment employed approximately 6,800 persons as of December 31, 2003.

RELOCATION SERVICES SEGMENT (15%, 17% and 18% of revenue for 2003, 2002 and 2001, respectively)

Cendant Mobility is the largest provider of outsourced corporate employee relocation services in the United States and in 2003 assisted more than 111,000 affinity customers, transferring employees and global assignees, including over 25,000 transferring employees internationally in over 135 countries. We deliver services from facilities in the United States, England, Australia, Singapore and Hong Kong. In addition, we deliver services at client facilities.

 We primarily offer corporate and government clients employee relocation services, such as:

  •
  home-sale assistance, including the evaluation, inspection, purchasing and/or selling of a transferee's home, the issuance of home equity advances to employees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the corporate client), certain home management services and assistance in locating a new home;

  •
  expense processing, relocation policy counseling, relocation-related accounting, including international compensation administration and other consulting services;

  •
  arranging household goods moving services, with over 60,000 domestic and international shipments annually, providing support for all aspects of moving an employee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control of van line, driver and overall service;

  •
  visa and immigration support, intercultural and language training and expatriation/repatriation counseling and destination services; and

  •
  group move management services providing coordination for moves involving a large number of employees over a short period of time.

 The wide range of our services allows clients to outsource their entire relocation programs to us.

 Clients pay a fee for the services performed and/or permit Cendant Mobility to retain referral fees collected from brokers. We also receive commissions or referral fees from third-party service providers, such as van lines. The majority of our clients pay interest on home equity advances and reimburse all costs associated with our services, including, if necessary, repayment of home equity advances and reimbursement of losses on the sale of homes purchased. This limits our exposure on such items to the credit risk of our corporate clients rather than to the potential changes in value of residential real estate. We believe such risk is minimal due to the credit quality of our corporate clients. Net credit losses as a percentage of the average balance of relocation receivables serviced has been less than 0.25% in each of the last five years. In addition, the average holding period for U.S. homes we purchased in 2003 on behalf of our clients was 44 days. In transactions where we assume the risk for losses on the sale of homes (primarily U.S. Federal government agency clients), which comprise less than 4% of net revenue for our relocation services business, we control all facets of the resale process, thereby limiting our exposure.

 About 5% of our relocation revenue is derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance and airline companies that have established members. Often these organizations offer our affinity services to their members at no cost. This service helps the organizations attract new members and retain current members. Personal assistance is provided to over 60,000 individuals, with approximately 27,000 real estate transactions annually. In addition, we derive about 6% of our relocation revenue from referrals within Cendant's real estate broker network.

 Growth.    Our strategy is to grow our global relocation services business by generating business from corporations and U.S. Federal government agencies seeking to outsource their relocation function due to downsizing, cost containment initiatives and increased need for expense tracking. This strategy includes bringing innovative products and services to the market and expanding our business as a lower cost provider by focusing on operational improvements and collecting fees from our supplier partners to whom we refer business. We also seek to grow our affinity services business by increasing the number of accounts, as well as through higher penetration of existing accounts.

 Competition.    Competition is based on service, quality and price. We are the largest provider of outsourced relocation services in the United States and a leader in the United Kingdom, Australia and Southeast Asia. In the United States, we compete with in-house relocation solutions and with numerous providers of outsourced relocation services, the largest of which is Prudential Relocation Management. Internationally, we compete with in-house solutions, local relocation providers and international accounting firms.

 Seasonality.    The principal sources of revenue for our relocation services business are based upon the timing of transferee moves, which are generally lower in the first and last quarter of each year.

 Trademarks and Intellectual Property.    The trademark "Cendant Mobility" and related trademarks and logos are material to our relocation services business. Our relocation services business actively uses these marks and all of the material marks are registered (or have applications pending for registration) with the United States Patent and Trademark Office as well as major countries worldwide where this business has significant operations and are owned by us.

 Employees.    The businesses that make up our Relocation Services segment employed approximately 2,200 persons as of December 31, 2003.

FLEET MANAGEMENT SERVICES SEGMENT (51%, 60% and 49% of revenue for 2003, 2002 and 2001, respectively)

PHH Arval, the second largest provider of outsourced commercial fleet management services in North America, and Wright Express, the largest proprietary fleet card service provider in the United States, compose our Fleet Management Services segment.

 We provide corporate clients and government agencies the following services and products for which we are generally paid a monthly fee:

  •
  Fleet Leasing and Fleet Management.    Services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery, administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset-backed structure. In 2003, we leased approximately 316,000 vehicles, primarily cars and light trucks. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in North America. For the remaining 3% where we retain some residual risk on the value of the vehicle at the end of the lease term, the net credit losses as a percentage of the average balance of vehicle leases serviced has been less than 0.05% in each of the last five years.

  •
  Fuel and Expense Management.    For the effective management and control of automotive business travel expenses, we provide charge cards permitting a client's representatives to purchase gasoline or other fleet-related products through a network of company-owned, distributor and independent merchant locations. The cards operate as a universal card with centralized billing designed to measure and manage costs. In the United States, Wright Express is the leading commercial fleet charge card supplier with approximately 144,000 fuel and service facilities in its network and approximately 3.5 million cards issued. Wright Express distributes its fleet cards and related offerings through three primary channels: (i) the Wright Express-branded universal card, which is issued directly to fleets by Wright Express; (ii) the private label card, under which Wright Express provides private label fleet cards and related services to commercial fleet customers of major petroleum companies; and (iii) the co-branded card, under which Wright Express fleet cards are co-branded and issued in conjunction with products and services of partners such as commercial vehicle leasing companies, including PHH Arval. Wright Express also issues MasterCard branded fleet, purchasing and travel and entertainment commercial charge cards. Wright Express issues commercial fleet cards through its wholly-owned subsidiary Wright Express Financial Services Corporation. Wright Express Financial Services is a Utah-chartered industrial loan corporation regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation.

  •
  Maintenance Services.    We offer customers vehicle maintenance charge cards that are used to facilitate repairs and maintenance payments. The vehicle maintenance cards provide customers with benefits such as (i) negotiated discounts off of full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor card transactions for policy compliance, reasonability and cost effectiveness and (iii) inclusion of vehicle maintenance card transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. We maintain an extensive network of service providers in the United States and Canada to ensure ease of use by the client's drivers.

  •
  Accident Management Services.    We also provide our clients with comprehensive accident management services such as (i) immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), (ii) organizing the entire vehicle appraisal and repair process through a network of preferred repair and body shops and (iii) coordinating and negotiating potential accident claims. Customers receive significant benefits from our accident management services such as (a) convenient, coordinated 24-hour assistance from our call center, (b) access to our advantageous relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with favorable repair terms, and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each customer's specific repair policy.

 Growth.    We intend to focus our efforts for growth on the large fleet segment and middle market fleets as well as fee-based services to new and existing clients. Wright Express has also made a substantial investment in its technology to aggressively pursue new business opportunities both in the United States and internationally.

 Competition.    The principal factors for competition in vehicle management services are service, quality and price. We are a fully integrated provider of fleet management services with a broad range of product offerings. Among providers of outsourced fleet management services, we rank second in North America in the number of leased vehicles under management and first in the number of proprietary fuel and maintenance cards for fleet use in circulation. Our competitors in the United States include GE Capital Fleet Services, Wheels Inc., Automotive Resources International (ARI), Lease Plan International and hundreds of local and regional competitors, including numerous competitors who focus on one or two products. In the United States, it is estimated that only 59% of fleets are leased by third-party providers. The continued focus by corporations on cost efficiency and outsourcing is expected to provide growth opportunities in the future.

 Trademarks and Intellectual Property.    The service marks "Wright Express," "WEX," "PHH" and related trademarks and logos are material to our commercial fleet management services business. Wright Express, PHH Arval and their licensees actively use these marks. All of the material marks used by Wright Express and PHH Arval are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by PHH Arval are also registered in major countries throughout the world where the fleet management services are offered by Arval PHH. We own the marks used in Wright Express' and PHH Arval's business.

 Seasonality.    Our commercial fleet management services business is generally not seasonal.

 Employees.    The businesses that make up our Fleet Management Services segment employed approximately 1,850 people as of December 31, 2003.

GEOGRAPHIC SEGMENTS

 Financial data for geographic segments are reported in Note 16—Segment Information to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

REGULATION

 Real Estate Regulation.    The federal Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which real estate and mortgage brokers and other parties may receive or pay in connection with the sales of residences (e.g., mortgages). Such laws may to some extent restrict preferred alliance and other arrangements involving our Mortgage Services and Relocation Services segments. Our mortgage services business is also subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Currently, there are local efforts in certain states, which could limit referral fees to our relocation services business.

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

 Commercial Fleet Leasing Regulation.    We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, consumer credit, environmental protection and labor matters. Our fleet leasing businesses could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease motor vehicles may be subject to liability for the tortuous acts of their lessees, even in situations where the leasing company has not been negligent and there is no product defect involved. Wright Express Financial Services Corporation is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions.

EMPLOYEES

 As of December 31, 2003, we employed approximately 11,000 people. Management considers our employee relations to be satisfactory. None of our employees are covered under collective bargaining arrangements.

ITEM 2.    PROPERTIES

Our principal executive offices are located in leased space at One Campus Drive, Parsippany, New Jersey 07054.

 Mortgage Services Business.    Our mortgage services business has centralized its operations to one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 900,000 square feet. The lease terms expire in 2004, 2006, 2008, 2013 and 2022. Our mortgage services business has recently entered into a lease for a new building, also in the Mt. Laurel area, which is anticipated to be completed and occupied in 2004. The new lease expires in 2014. There is a second area of centralized offices in Jacksonville, Florida, where space is occupied pursuant to two leases expiring in 2005 and 2008. In addition, there are approximately 24 smaller regional offices located throughout the United States.

 Relocation Services Business.    Our relocation services business has its main corporate operations in two leased buildings in Danbury, Connecticut with lease terms expiring in 2004 and 2008. There are also five leased regional offices located in Mission Viejo and Walnut Creek, California; Chicago, Illinois; Irving, Texas and Bethesda, Maryland, which provide operation support services. Facilities referred to in the preceding sentence are pursuant to leases that expire in 2013, 2005, 2004, 2008 and 2005, respectively. International offices are located in Swindon and Hammersmith, United Kingdom; Melbourne and Sydney, Australia; Hong Kong and Singapore pursuant to leases that expire in 2012, 2017, 2005, 2005, 2004 and 2004, respectively.

 Commercial Fleet Management Services Business.    PHH Arval maintains a headquarters office in Hunt Valley, Maryland pursuant to a lease expiring in the first quarter of 2004. At that time, these functions will be relocated to a new 210,000 square foot office in Sparks, Maryland, which has a lease expiring in 2014. PHH Arval also leases office space and marketing centers in six locations in Canada. In addition, Wright Express leases office space in Portland, Maine and Salt Lake City, Utah, under leases expiring in 2012.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I (2) to Form 10-K.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In millions)
Results of Operations
Net revenues	$2,971	$2,449	$2,578	$898	$830

Income from continuing operations	$284	$98	$262	$192	$182
Income (loss) from discontinued operations, net of tax	—	—	—	(9)	905
Cumulative effect of accounting changes, net of tax	—	—	(35)	—	—

Net income	$284	$98	$227	$183	$1,087

Financial Position
Total assets	$11,506	$10,079	$9,592	$4,417	$4,287
Assets under management and mortgage programs	9,239	8,057	7,701	2,999	2,805
Debt under management and mortgage programs	7,381	6,463	6,063	2,040	2,314
Stockholder's equity	2,108	1,951	1,777	1,550	1,184

 In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See "Critical Accounting Policies" under Item 7 included elsewhere herein for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

 During 2003, we consolidated a number of entities pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," and/or as a result of amendments to the underlying structures of certain of the facilities we use to securitize assets. See Notes 2, 9 and 10 to the Consolidated Financial Statements for more information.

 During 2001, we completed the acquisition of the fleet management services business of Avis Group Holdings, Inc., which materially impacted our results of operations and financial position. See Note 3 to our Consolidated Financial Statements for a detailed discussion of such acquisition and the pro forma impact thereof on our results of operations. Additionally, during 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, our results of operations for 2001, 2000 and 1999 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2003 and 2002 do not reflect such amortization. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for a pro forma disclosure depicting our results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142.

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

 We are a provider of mortgage, relocation and fleet management services and a wholly-owned subsidiary of Cendant Corporation. Our Mortgage Services segment provides home buyers with mortgages; our Relocation Services segment facilitates employee relocations; and our Fleet Management Services segment provides commercial fleet management and fuel card services.

 Our management team is committed to building long-term value through operational excellence. In addition, we routinely review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes. We also may, from time to time, pursue the acquisition of (or possible joint venture with) complementary businesses, primarily in the real estate industry. We expect to fund the purchase price of any such acquisition with cash on hand or borrowings under our credit lines.

RESULTS OF OPERATIONS

 Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, income taxes and minority interest. In fourth quarter 2003, we began to measure the performance of our mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003 and 2002 has been revised to present our mortgage and relocation services businesses as separate segments. Additionally, on January 1, 2003, we changed the performance measure we use to evaluate the operating results of our reportable segments and, as such, the information presented below for 2002 has been revised to reflect this change. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA
	2003	2002	% Change	2003	2002	% Change
Mortgage Services	$1,025	$553	85%	$302	$(9)	*
Relocation Services	438	419	5	124	130	(5)
Fleet Management Services	1,512	1,480	2	114	105	9

Total Reportable Segments	2,975	2,452	21	540	226	139
Corporate and Other (a)	(4)	(3)	*	(10)	(1)	*

Total Company	$2,971	$2,449	21	530	225

Less: Non-program related depreciation and amortization				62	61

Income before income taxes and minority interest				$468	$164

*
Not meaningful.
(a)
Represents unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services

Revenues and EBITDA increased $472 million (85%) and $311 million, respectively, in 2003 compared with 2002 primarily due to increased production volume and servicing revenues.

 Revenues from mortgage loan production increased $449 million (52%) in 2003 compared with the prior year and were derived from growth in our fee-based mortgage origination operations (in which we broker or are outsourced mortgage origination activity for a fee) and a 56% increase in the volume of loans that we sold. We sold $59.5 billion of mortgage loans in 2003 compared with $38.1 billion in 2002, generating incremental production revenues of $330 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $119 million (51%) as compared with 2002. Production fee income on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed increased $25.4 billion (44%) to $83.7 billion in 2003, comprised of a $21.9 billion (57%) increase in closed loans to be securitized (sold by us) and a $3.5 billion (18%) increase in closed loans that were fee-based. Refinancings increased $18.5 billion (61%) to $48.7 billion and purchase mortgage closings grew $6.9 billion (25%) to $35.0 billion.

 Net revenues from servicing mortgage loans increased $112 million primarily due to a $275 million non-cash provision for impairment of our mortgage servicing rights ("MSR") asset recorded in 2002. Declines in interest rates at such time resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSR asset. Apart from this impairment charge, net servicing revenues declined $163 million, primarily due to a period-over-period increase in MSR amortization and provision for impairment (recorded as a contra revenue) of $246 million, partially offset by $48 million of incremental gains from hedging and other derivative activities. The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments that occurred in 2003 due to low mortgage interest rates during 2003. The incremental gains from hedging and other derivative activities resulted from our strategies to protect earnings in the event that there was a decline in the value of our MSR asset, which can be caused by, among other factors, reductions in interest rates, as such reductions tend to increase borrower prepayment activity. In addition, recurring servicing fees (fees received for servicing existing loans in the portfolio), increased $33 million (8%) driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $122.9 billion in 2003.

 Interest rates have risen from their lows in the earlier part of 2003 and, as a result, in fourth quarter 2003 mortgage refinancing volume and resulting net production revenues comparatively declined. This decline in mortgage production revenues has been partially offset by an increase in revenues from mortgage servicing activities. Assuming interest rates remain constant or continue to rise, although no assurances can be given, we expect this trend (lower production revenue, partially offset by increased servicing revenue, net of hedging and other derivative activity) to continue during 2004. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represented a naturally offsetting relationship. Additionally, to supplement this relationship, we have maintained a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.

 Revenues and EBITDA declined by $89 million and $30 million, respectively, due to the distribution of our former title and appraisal businesses on December 31, 2002 to a wholly-owned subsidiary of Cendant not within our ownership structure. As a result, we did not recognize revenues and expenses from these businesses in 2003, whereas these businesses contributed revenues and EBITDA of $89 million and $30 million, respectively, in 2002.

 Operating and administrative expenses within this segment increased approximately $207 million compared to 2002 primarily due to the direct costs incurred in connection with increased mortgage loan production and related servicing activities.

Relocation Services

Revenues increased $19 million (5%), while EBITDA declined $6 million (5%) in 2003 compared with 2002. The increase in revenues reflects a benefit of $17 million resulting from a change in presentation during 2003 to conform to the accounting presentation used by similar larger-scale businesses within our Mortgage Services segment. There was no impact to EBITDA from this change in presentation. Excluding such reclassifications, revenues and EBITDA remained relatively constant year-over-year.

Fleet Management Services

Revenues and EBITDA increased $32 million (2%) and $9 million (9%), respectively, in 2003 compared with 2002 primarily due to a combination of the addition of new customers and an increase in usage of our fuel card services business' proprietary fleet fuel card product. Additionally, higher gasoline prices also contributed to the revenue growth, since our fuel card services business earns a percentage of total gasoline purchases by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the additional usage.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

 We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in our fleet management, relocation and mortgage services businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

FINANCIAL CONDITION

 Total assets and liabilities increased approximately $1.4 billion and $1.3 billion, respectively, primarily due to the consolidation of Bishop's Gate Residential Mortgage Trust and Apple Ridge Funding LLC. Further contributing to the increase in total assets was an increase in our MSR asset principally resulting from an increase in the aggregate amount of the mortgage portfolio we service. Also contributing to the increase in total liabilities were additional debt borrowings to support the growth in our portfolio of assets under management and mortgage programs (see "Liquidity and Capital Resources—Financial Obligations—Debt Related to Management and Mortgage Programs" for a detailed account of the change in debt related to management and mortgage programs) and a liability recognized in connection with hedging activities of our MSR asset. Stockholder's equity increased primarily due to $284 million of net income generated during 2003 partially offset by dividend payments of $140 million to Cendant.

LIQUIDITY AND CAPITAL RESOURCES

 Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS

 At December 31, 2003, we had $106 million of cash on hand, an increase of $76 million from $30 million at December 31, 2002. The following table summarizes such increase:

	Year Ended December 31,
	2003	2002	Change
Cash provided by (used in):
Operating activities	$3,842	$1,412	$2,430
Investing activities	(1,920)	(1,715)	(205)
Financing activities	(1,829)	204	(2,033)
Effects of exchange rate changes on cash and cash equivalents	(17)	(3)	(14)

Net change in cash and cash equivalents	$76	$(102)	$178

 During 2003, we generated approximately $2.4 billion more cash from operating activities as compared to 2002. Such change primarily represents (i) stronger operating results, (ii) better management of our working capital and (iii) the activities from our management and mortgage programs, which produced a larger cash inflow in 2003 resulting primarily from timing differences between the receipt of cash on the sale of previously originated mortgage loans and the origination of new mortgage loans.

 During 2003, we used $205 million more cash in investing activities as compared to 2002. This change principally reflects timing differences within our relocation program similar to those discussed above with respect to mortgage activities, partially offset by a reduction in the year-over-year net cash outflow resulting from investments in and payments received on vehicles, also due to timing differences. Our spending on capital expenditures, which remained constant year-over-year, supported operational growth and marketing opportunities and developed operating efficiencies through technological improvements. We anticipate aggregate capital expenditure investments for 2004 to be approximately $65 million.

 During 2003, we used approximately $1.8 billion of net cash in financing activities as compared to generating $204 million of net cash during 2002. Such change principally reflects greater repayments of borrowings related to management and mortgage programs in 2003 and cash dividends of $140 million paid to Cendant in 2003. See "Liquidity and Capital Resources—Financial Obligations" for a detailed discussion of changes to our debt related to management and mortgage programs during 2003.

FINANCIAL OBLIGATIONS

 In connection with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), our debt under management and mortgage programs now reflects the debt issued by Bishop's Gate, a bankruptcy remote special purpose entity ("SPE") that we utilize to warehouse mortgage loans we originate prior to selling them into the secondary market. See Note 9 to our Consolidated Financial Statements for more information regarding Bishop's Gate.

 Debt under management and mortgage programs also reflects the debt issued by Apple Ridge, a bankruptcy remote SPE that we utilize to securitize relocation receivables generated from advancing funds to clients of our relocation services business. During 2003, the underlying structure of Apple Ridge was amended in a manner that resulted in this entity no longer meeting the criteria to qualify as an off-balance sheet entity. Consequently, we now consolidate Apple Ridge and the debt issued is reflected within debt under management and mortgage programs as of December 31, 2003. The following table summarizes the components of our debt under management and mortgage programs:

	As of December 31,
	2003	2002	Change
Asset-Backed Debt:
Vehicle management program	$3,118	$3,058	$60
Mortgage program
Bishop's Gate (a)	1,651	—	1,651
Other	—	871	(871)
Relocation program
Apple Ridge (b)	400	—	400
Other	—	80	(80)

	5,169	4,009	1,160

Unsecured Debt:
Term notes	1,916	1,421	495
Commercial paper	164	866	(702)
Bank loans	—	50	(50)
Other	132	117	15

	2,212	2,454	(242)

Total debt under management and mortgage programs	$7,381	$6,463	$918

(a)
As of December 31, 2002, Bishop's Gate had $2.5 billion of debt outstanding.
(b)
As of December 31, 2002, Apple Ridge had $490 million of debt outstanding.

The significant terms of our outstanding debt instruments under management and mortgage programs at December 31, 2003 can be found in Note 9 to our Consolidated Financial Statements.

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES

 At December 31, 2003, we had approximately $4.2 billion of available funding arrangements and committed credit facilities, consisting of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (*)
Vehicle management program	$3,917	$3,118	$799
Mortgage program
Bishop's Gate	3,151	1,651	1,500
Other	500	—	500
Relocation program
Apple Ridge	500	400	100
Other	100	—	100

	8,168	5,169	2,999

Committed Credit Facilities
Maturing in February 2005	1,250	—	1,250

	$9,418	$5,169	$4,249

(*)
Capacity is subject to maintaining sufficient assets to collateralize debt.

 The significant terms of these committed credit facilities and available funding arrangements can be found in Note 9 to our Consolidated Financial Statements.

 In addition to these facilities, as of December 31, 2003, we had the capacity to issue an additional $874 million of public debt under a shelf registration statement.

LIQUIDITY RISK

 Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to both management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. Additionally, we monitor the maintenance of required financial ratios and, as of December 31, 2003, we were in compliance with all covenants under our credit and securitization facilities.

 Currently, our credit ratings are as follows:

	Moody's Investors Service	Standard & Poor's	Fitch Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

 All of the above credit ratings, with the exception to those assigned to our short-term debt, are currently on negative outlook. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CONTRACTUAL OBLIGATIONS

 The following table summarizes our future contractual obligations:

	2004	2005	2006	2007	2008	Thereafter	Total
Debt under management and mortgage programs (*)
Asset-backed	$1,194	$1,361	$1,206	$387	$851	$170	$5,169
Unsecured	114	405	—	190	432	1,071	2,212
Operating leases	35	34	29	27	22	162	309
Capital leases	3	2	—	—	—	—	5
Other purchase commitments	33	14	9	9	1	—	66

Total	$1,379	$1,816	$1,244	$613	1,306	$1,403	$7,761

(*)
Represents debt under management and mortgage programs, which was issued to support the purchase of assets under management and mortgage programs. These amounts represent the contractual maturities for such debt, except for notes issued under our vehicle management program where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used. Unsecured commercial paper borrowings of $164 million are assumed to be repaid with borrowings under our committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities.

ACCOUNTING POLICIES

Critical Accounting Policies

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

 Mortgage Servicing Rights. A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. More specifically, we incorporate a probability weighted Option Adjusted Spread ("OAS") model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2003, the implied forward interest rates project an increase of approximately 48 basis points in the yield of the 10-year Treasury Note over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

 As noted above, a key assumption in our estimate of the MSR valuation are forecasted prepayments. We use a third party model, adjusted to reflect the historical prepayment behavior exhibited by our portfolio, to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar circumstances. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.

 To the extent that fair value is less than carrying value at the individual strata level, we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those used in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a greater level of refinancings, which over time has historically mitigated the impact on earnings of the decline in our MSR asset.

 Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. During 2003, the interest rate environment caused loans with coupon rates at or below 6% to become a significant component of the Company's overall loan servicing portfolio. Therefore, we adjusted the strata of the portfolio during third quarter 2003, which did not have an impact on the MSR valuation. The carrying value of our MSR asset was approximately $1.6 billion as of December 31, 2003 and the total portfolio that we were servicing approximated $136.4 billion as of December 31, 2003 (refer to Note 4 to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2003 and 2002). The effects of any adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 10 to our Consolidated Financial Statements.

 Financial Instruments.    We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in the financial statements, which are disclosed in Note 15 to our Consolidated Financial Statements. In addition, hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items be highly effective. This effectiveness assessment involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the effect of hypothetical changes to these assumptions.

 Goodwill.    We have reviewed the carrying value of our goodwill as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair value and determined that the carrying amount of our reporting units did not exceed their respective fair value. When determining fair value, we utilized various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. We will continue to review the carrying value of goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

 We provide a wide range of consumer and business services and, as a result, our goodwill is allocated among many diverse reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to a small number of our reporting units or spread across our entire organization. In either case, the magnitude of an impairment to goodwill, if any, cannot be extrapolated. However, our businesses are concentrated in a few industries and, as such, an adverse change to any of these industries will impact our consolidated results and may result in impairment of our goodwill. The aggregate carrying value of our goodwill was approximately $657 million at December 31, 2003. Refer to Note 16 to our Consolidated Financial Statements for more information on goodwill.

Changes in Accounting Policies During 2003

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and all the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, our Consolidated Financial Statements beginning on January 1, 2003 reflect compensation expense for all stock awards granted to our employees subsequent to December 31, 2002, as such expense is now allocated to us by Cendant.

 In addition, on January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the FASB in 2002:

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

  •
  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

 On January 17, 2003, the FASB issued FIN 46 and on December 24, 2003, the FASB issued a complete replacement of FIN 46, entitled FIN 46 Revised ("FIN 46R"), which clarifies certain complexities of FIN 46. As of September 30, 2003, we had applied the provisions of FIN 46 for all transactions initiated subsequent to January 31, 2003 and also to Bishop's Gate. We adopted FIN 46R in its entirety as of December 31, 2003 (even though adoption for non-SPEs was not required until March 31, 2004).

 During 2003, the FASB also issued the following literature, which we have adopted as of July 1, 2003:

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

  •
  SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

 For more detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

During 2003, the SEC provided interim guidance in a speech pertaining to the measurement of interest rate lock commitments related to loans that will be held for resale (commonly referred to as commitments to fund mortgages). See Note 2—Summary of Significant Accounting Policies for more information.

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

 We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market-making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 15—Financial Instruments to our Consolidated Financial Statements.

 Our principal market exposure is to interest rate risk. Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market risk exposure for the foreseeable future.

 We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates.

 We use a discounted cash flow model in determining the fair values of relocation receivables, equity advances on homes, mortgage servicing rights and or retained interests in securitized assets. The fair value of mortgage loans, commitments to fund mortgages and mortgage-backed securities are determined from market sources. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. In determining the fair value of mortgage servicing rights, the model also utilizes credit losses and mortgage servicing revenues and expenses as primary assumptions. In addition, for commitments to fund mortgages, the borrower's propensity to close their mortgage loan under the commitment is used as a primary assumption. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on market sources in determining the impact of interest rate shifts. We also utilize a probability weighted option-adjusted spread ("OAS") model to determine the impact of interest rate shifts on mortgage servicing rights and mortgage-backed securities. The primary assumption in an OAS model is the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value.

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

 We used December 31, 2003, 2002 and 2001 market rates on our instruments to perform the sensitivity analyses. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

 We have determined that the impact of a 10% change in interest rates and prices on our earnings, fair values and cash would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.

 Our exposure to foreign currency risk is not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's President and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

As a wholly-owned subsidiary of Cendant Corporation, the audit committee of Cendant also serves the audit committee function for our company.

Principal Accounting Firm Fees Cendant pays fees billed by our auditors as set forth in Cendant Corporation's Annual Proxy Statement under the section title "Ratification of Appointment of Auditors." Set forth below is the portion of such fees that we paid directly for the years ended December 31, 2003 and 2002:

  Audit Fees. The aggregate fees billed for the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements and agreed-upon procedures were $2.0 million and $1.0 million, respectively.

  Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2003 and 2002 were $0.3 million and $0.1 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2003 and December 31, 2002.

  Tax Fees. The aggregate fees billed for tax services for the fiscal years ended December 31, 2003 and 2002 were $0.3 million and $0.3 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002.

  Pre-approval Policies and Procedures. The information required by Item 14 of this Form 10-K, including the audit committee's pre-approval policies and the procedures regarding the engagement of the auditors, is incorporated herein by reference from Cendant Corporation's Annual Proxy Statement under the section title "Ratification of Appointment of Auditors."

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

PHH CORPORATION
By:	/s/ RICHARD A. SMITH Richard A. Smith President Date: March 1, 2004

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SMITH (Richard A. Smith)	President	March 1, 2004
/s/ DAVID B. WYSHNER (David B. Wyshner)	Chief Financial Officer	March 1, 2004
/s/ JOHN T. MCCLAIN (John T. McClain)	Senior Vice President and Corporate Controller	March 1, 2004
/s/ JAMES E. BUCKMAN (James E. Buckman)	Director	March 1, 2004
/s/ STEPHEN P. HOLMES (Stephen P. Holmes)	Director	March 1, 2004
/s/ RONALD L. NELSON (Ronald L. Nelson)	Director	March 1, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of PHH Corporation:

 We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholder's equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities. Also, as discussed in Note 2, on January 1, 2002, the Company adopted the non-amortization provisions for goodwill and other indefinite-lived intangible assets. Also, as discussed in Note 2, on January 1, 2001, the Company modified the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities.

/s/ Deloitte & Touche LLP Parsippany, New Jersey February 25, 2004

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2003	2002	2001
Revenues
Service fees, net	$1,664	$1,165	$1,401
Fleet leasing	1,307	1,284	1,090
Other	—	—	87

Net revenues	2,971	2,449	2,578

Expenses
Operating	920	751	653
Vehicle depreciation and interest, net	1,176	1,175	1,024
General and administrative	345	298	288
Non-program related depreciation and amortization	62	61	76
Mortgage servicing rights impairment	—	—	94

Total expenses	2,503	2,285	2,135

Income before income taxes and minority interest	468	164	443
Provision for income taxes	183	64	180
Minority interest, net of tax	1	2	1

Income from continuing operations	284	98	262
Cumulative effect of accounting changes, net of tax	—	—	(35)

Net income	$284	$98	$227

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$106	$30
Restricted cash	253	177
Receivables (net of allowance for doubtful accounts of $26 and $23)	589	458
Income taxes receivable from Cendant	31	—
Property and equipment, net	189	189
Goodwill	657	682
Deferred income taxes	46	—
Other assets	396	486

Total assets exclusive of assets under programs	2,267	2,022

Assets under management and mortgage programs:
Program cash	451	264
Mortgage loans held for sale	2,494	1,864
Relocation receivables	534	239
Vehicle-related, net	3,686	3,773
Mortgage servicing rights, net	1,641	1,380
Derivatives related to mortgage servicing rights	316	385
Other	117	152

	9,239	8,057

Total assets	$11,506	$10,079

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and other accrued liabilities	$817	$847
Income taxes payable to Cendant	—	75
Deferred income taxes	—	35
Deferred income	15	10

Total liabilities exclusive of liabilities under programs	832	967

Liabilities under management and mortgage programs:
Debt	7,381	6,463
Derivatives related to mortgage servicing rights	231	—
Deferred income taxes	954	698

	8,566	7,161

Commitments and contingencies (Note 11)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	935	925
Retained earnings	1,190	1,046
Accumulated other comprehensive loss	(17)	(20)

Total stockholder's equity	2,108	1,951

Total liabilities and stockholder's equity	$11,506	$10,079

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$284	$98	$227
Adjustments to arrive at income from continuing operations	—	—	35

Income from continuing operations	284	98	262
Adjustments to reconcile income from continuing operations to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	62	61	76
Deferred income taxes	228	(32)	54
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	46	3	(50)
Income taxes	(132)	2	111
Accounts payable and other current liabilities	17	(56)	258
Other, net	(10)	61	(75)

Net cash provided by operating activities exclusive of management and mortgage programs	495	137	636

Management and mortgage programs:
Vehicle depreciation	1,089	1,069	879
Amortization and impairment of mortgage servicing rights	893	922	287
Net gain on mortgage servicing rights and related derivatives	(163)	(115)	(3)
Origination of mortgage loans	(62,843)	(43,488)	(40,963)
Proceeds on sale of and payments from mortgage loans held for sale	64,371	42,887	40,643

	3,347	1,275	843

Net cash provided by operating activities	3,842	1,412	1,479

Investing Activities
Property and equipment additions	(57)	(57)	(62)
Net assets acquired (net of cash acquired of $2, $8 and $134) and acquisition-related payments	(2)	(36)	(826)
Proceeds from dispositions of businesses, net of transaction-related payments	—	—	109
Other, net	38	(35)	(55)

Net cash used in investing activities exclusive of management and mortgage programs	(21)	(128)	(834)

Management and mortgage programs:
(Increase) decrease in program cash	(162)	9	(104)
Investment in vehicles	(5,197)	(4,560)	(3,852)
Payments received on investment in vehicles	4,207	3,420	2,797
Equity advances on homes under management	(5,699)	(5,968)	(6,306)
Repayment on advances on homes under management	5,635	6,028	6,340
Additions to mortgage servicing rights	(1,008)	(928)	(955)
Proceeds from sales of mortgage servicing rights	10	16	58
Cash received on derivatives related to mortgage servicing rights, net	295	370	163
Other, net	20	26	10

	(1,899)	(1,587)	(1,849)

Net cash used in investing activities	(1,920)	(1,715)	(2,683)

Financing Activities
Capital contribution from Cendant	—	125	38
Payment of dividends to Cendant	(140)	—	(36)
Net intercompany funding from (to) Parent	(68)	(101)	137
Other, net	(5)	(7)	(7)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(213)	17	132

Management and mortgage programs:
Proceeds from borrowings	22,503	12,402	8,474
Principal payments on borrowings	(23,400)	(12,093)	(7,666)
Net change in short-term borrowings	(702)	(114)	116
Other, net	(17)	(8)	(6)

	(1,616)	187	918

Net cash provided by (used in) financing activities	(1,829)	204	1,050

Effect of changes in exchange rates on cash and cash equivalents	(17)	(3)	(2)

Net increase (decrease) in cash and cash equivalents	76	(102)	(156)
Cash and cash equivalents, beginning of period	30	132	288

Cash and cash equivalents, end of period	$106	$30	$132

Supplemental Disclosure of Cash Flow Information
Interest payments	$239	$249	$231
Income tax payments, net	$87	$93	$4

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions, except share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Retained Earnings		Total Stockholder's Equity
	Shares	Amount
Balance at January 1, 2001	1,000	$762	$792	$(4)	$1,550
Comprehensive income
Net income	—	—	227	—
Currency translation adjustment	—	—	—	(4)
Unrealized gain on available-for-sale securities, net of tax of $12	—	—	—	19
Minimum pension liability adjustment, net of tax of ($11)	—	—	—	(17)
Total comprehensive income					225
Cash dividend	—	—	(36)	—	(36)
Capital contribution from Cendant	—	38	—	—	38

Balance at December 31, 2001	1,000	800	983	(6)	1,777
Comprehensive income
Net income	—	—	98	—
Currency translation adjustment	—	—	—	4
Unrealized losses on available-for-sale securities, net of tax of ($7)	—	—	—	(10)
Unrealized gain on cash flow hedges, net of tax of $4	—	—	—	7
Minimum pension liability adjustment, net of tax of ($9)	—	—	—	(15)
Total comprehensive income					84
Non-cash dividend	—	—	(35)	—	(35)
Capital contribution from Cendant	—	125	—	—	125

Balance at December 31, 2002	1,000	925	1,046	(20)	1,951
Comprehensive income
Net income	—	—	284	—
Currency translation adjustment	—	—	—	13
Unrealized losses on available-for-sale securities, net of tax of ($4)	—	—	—	(8)
Unrealized loss on cash flow hedges, net of tax of ($1)	—	—	—	(2)
Total comprehensive income					287
Cash dividend	—	—	(140)	—	(140)
Capital contribution from Cendant	—	11	—	—	11
Other		(1)			(1)

Balance at December 31, 2003	1,000	$935	$1,190	$(17)	$2,108

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.    Basis of Presentation

  PHH Corporation provides home buyers with mortgages, facilitates employee relocations and provides commercial fleet management and fuel card services. The accompanying Consolidated Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries ("PHH"), as well as entities in which PHH directly or indirectly has a controlling financial interest (collectively, the "Company"). For more information regarding the Company's consolidation policy, refer to Note 2—Summary of Significant Accounting Policies.

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

  Management and Mortgage Programs.    The Company's Consolidated Financial Statements present separately the financial data of the Company's management and mortgage programs. These programs are distinct from the Company's other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, in the Company's fleet management, relocation and mortgage services businesses, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

2.    Summary of Significant Accounting Policies

  CHANGES IN ACCOUNTING POLICIES DURING 2003

  Consolidation Policy.    On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPEs") that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance, and no later than March 31, 2004 for all other entities. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.

  In connection with the implementation of FIN 46, the Company consolidated Bishop's Gate Residential Mortgage Trust ("Bishop's Gate") effective July 1, 2003 through the application of the prospective transition method. The consolidation of Bishop's Gate did not result in the recognition of a cumulative effect of accounting change; however, it did cause the Company's total assets and liabilities recorded on its Consolidated Balance Sheet at December 31, 2003 to increase by approximately $1.7 billion each. See Note 9—Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop's Gate.

  New Policy.    In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity's primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity ("QSPE") upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  Previous Policy.    Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company's ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

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

  Stock-Based Compensation.    Under Cendant's existing stock plans, Cendant common stock awards are granted to the Company's employees. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant's issuance of common stock options to the Company's employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

  On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, Cendant now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company for only employee stock awards that were granted subsequent to December 31, 2002.

  The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees for all periods presented:

	Year Ended December 31,
	2003	2002	2001
Reported net income	$284	$98	$227
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	2	—	2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (b)	(6)	(47)	(24)

Pro forma net income	$280	$51	$205

  (a)
  For a detailed account of compensation expense recorded within the Consolidated Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 13—Stock-Based Compensation.
  (b)
  The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted (see Note 13—Stock-Based Compensation for a more detailed account). Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by Cendant and the then-current fair market value of such award.

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

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  CHANGES IN ACCOUNTING POLICIES DURING 2002

  Goodwill and Identifiable Intangible Assets.    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in its entirety. Prior to the adoption, all intangible assets (including goodwill) were amortized over the estimated periods to be benefited, generally on a straight-line basis. Therefore, the results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while the results of operations for 2003 and 2002 do not reflect such amortization (see below for a pro forma disclosure depicting the Company's results of operations during 2001 after applying the non-amortization provisions of SFAS No. 142). In connection with SFAS No. 142, the Company is required to assess goodwill and intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

  The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company's reporting units are one level below the Company's reportable operating segments. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples to corroborate the discounted cash flow results. The Company's amortizable intangible assets are tested for impairment based on the comparison of its undiscounted cash flows to its carrying amounts and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

  The Company performed its initial impairment assessment on January 1, 2002 in connection with the adoption of SFAS No. 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not result in a charge and, as such, did not impact the Company's results of operations during 2002. Subsequent to the initial assessment, the Company performed its review annually, or more frequently if circumstances indicated impairment may have occurred, and during 2003 and 2002, determined that no such impairment had occurred.

  Had the Company applied the non-amortization provisions of SFAS No. 142 during 2001, net income would have been as follows:

Year Ended December 31, 2001
Reported net income	$227
Add back: Goodwill amortization, net of tax	14
Add back: Trademark amortization, net of tax	1

Pro forma net income	$242

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used, with the exception of goodwill and indefinite-lived intangible assets but including amortizable intangible assets.

  The Company evaluates the recoverability of its long-lived assets (which included goodwill and indefinite-lived intangible assets during 2001) by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

  CHANGES IN ACCOUNTING POLICIES DURING 2001

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

  Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.    On January 1, 2001, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets." Prior to the adoption of EITF Issue No. 99-20, the Company accounted for impairment of beneficial interests in securitizations in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and EITF Issue No. 93-18, "Recognition of Impairment for an Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate." EITF Issue No. 99-20 modified the accounting for interest income and impairment of beneficial interests in securitization transactions, whereby beneficial interests determined to have an other-than-temporary impairment are required to be written down to fair value. The adoption of EITF Issue No. 99-20 resulted in the recognition of a non-cash charge of $46 million ($27 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change.

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133. This standard, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Consolidated Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $13 million ($8 million, after tax) in the Consolidated Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives. As provided for in SFAS No. 133, the Company also reclassified certain financial investments as trading securities at January 1, 2001, which resulted in a pre-tax net benefit of $82 million recorded in other revenues within the Consolidated Statement of Income.

  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

  All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in earnings and included either as a component of net revenues or net non-program related interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues or net non-program interest expense, based upon the nature of the hedged item, in the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings as a component of net revenues or net non-program related interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

  The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheets. The total fair value of the Company's embedded derivatives and changes in fair value during 2003, 2002 and 2001 were not material to the Company's results of operations or financial position.

  REVENUE RECOGNITION

  Mortgage Services

  Mortgage Services include the origination (funding either a purchase or refinance), sale and servicing of residential mortgage loans. Mortgage loans are originated through a variety of marketing techniques, including relationships with corporations, affinity groups, financial institutions and real estate brokerage firms. The Company may also purchase mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. Upon sale, the servicing rights and obligations of the underlying mortgage loans are generally retained by the Company. A mortgage servicing right ("MSR") is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company's mortgage loan servicing portfolio.

  Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until such loans are sold to investors. Mortgage loans pending sale are recorded on the Company's Consolidated Balance Sheets at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurs upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired is allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprise several components, including recurring servicing fees, interest income and the amortization of the MSR asset. Recurring servicing fees and interest income are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred. The MSR asset is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income.

  The MSR asset is routinely evaluated for impairment. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of product type and interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management's estimates of expected future cash flows considering prepayment estimates

  (developed using a third party model described below), the Company's historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves and other economic factors. The Company uses a third party model, adjusted to reflect the historical prepayment behavior exhibited by its portfolio, to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in the Company's servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are reduced to reflect the write-down.

  Gains or losses on the sale of the MSR asset are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

  Relocation Services

  The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee's home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, household goods moving services and other related services. The Company earns revenues from fees charged to corporate and government clients for the performance of these services and recognizes such revenue as services are provided. Additionally, the Company earns interest income on the funds it advances to the transferring employee, which is recorded ratably as earned up until the point of repayment by the client.

  Based on client agreements, the Company negotiates for the ultimate sale of the transferring employee's home. The gain or loss on sale is generally borne by the corporate client. However, in limited circumstances, the Company will assume the risk of loss on the sale of the transferring employee's home. The fees earned in these transactions are recorded on a gross basis with associated costs recorded within expenses. These fees are recognized as services are provided.

  The Company also earns revenue from referral services provided to real estate brokers and other third-party service providers. The Company recognizes the referral fees from real estate brokers at the time its obligations are complete. For services where the Company pays a third-party provider on behalf of its clients, the Company earns a referral fee or commission, which is recognized at the time of completion of services.

  Fleet Leasing

  The Company provides fleet and fuel card related products and services to corporate clients and government agencies. These services include management and leasing of vehicles, fuel card payment and reporting and other fee-based services for clients' vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle's residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle's residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee's election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month-to-month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

  VEHICLE DEPRECIATION AND INTEREST, NET

  Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is net of incentives and allowances from vehicle manufacturers. Leased vehicles are principally depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years. Gains or losses on the sale of vehicles under closed-end leases are reflected as an adjustment to depreciation expense.

  CASH AND CASH EQUIVALENTS

  The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  RESTRICTED CASH

  The Company is required to set aside cash primarily in relation to agreements entered into by its mortgage services business. Restricted cash amounts primarily relate to (i) fees collected and held for pending mortgage closings and (ii) accounts held for the capital fund requirements of and potential claims related to mortgage reinsurance agreements.

  PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Depreciation, recorded as a component of non-program related depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-program related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings and range from 3 to 15 years for leasehold improvements, from 3 to 5 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.

  PROGRAM CASH

  Program cash primarily relates to amounts specifically designated to purchase assets under management and mortgage programs and/or to repay the related debt. Program cash also includes amounts set aside for the collateralization requirements of outstanding debt for the Company's fleet management business.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Accounting for Interest Rate Lock Commitments on Mortgages Held for Sale.    On December 11, 2003, the United States Securities and Exchange Commission ("SEC") provided interim guidance in a speech pertaining to the measurement of interest rate lock commitments related to loans that will be held for resale (commonly referred to as commitments to fund mortgages). This interim guidance was provided to address the diversity in practice that existed among issuers related to the recognition and valuation of such commitments. The SEC stated that commitments to fund mortgages represent written options, and should be valued as such. Accordingly, a liability should be recognized at inception for the fair value of the derivative and subsequently adjusted for changes in fair value. Furthermore, the SEC stated that the commitments should never be accounted for as assets. The changes in fair value would be recognized in the Consolidated Statements of Income. The interim guidance will be effective for all commitments to fund mortgages entered into after March 31, 2004. The SEC intends to issue a Staff Accounting Bulletin to formalize this guidance, however, no formal release has yet been issued.

  The Company plans to adopt this interim guidance on April 1, 2004. Currently, the Company recognizes the value of its commitments to fund mortgages at zero upon inception, and values them similar to a forward contract. Changes in fair value of the commitments to fund mortgages are currently recognized in the Consolidated Statement of Income. The Company economically hedges such loan commitments with forward loan sale commitments, which are classified as freestanding derivatives under SFAS No. 133 with changes in fair value recognized in the Consolidated Statements of Income. Upon adoption of this interim guidance, the gains and losses on the commitments to fund mortgages will no longer be consistently offset by gains and losses on the forward loan sale commitments due to the change in the valuation methodology. This may result in increased income statement volatility, by impacting the timing of income/loss recognition associated with these commitments. Management is currently evaluating the impact of this guidance.

3.    Acquisitions

  Assets acquired and liabilities assumed in business combinations were recorded on the Company's Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company's Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

  Avis Group Holdings, Inc.    On March 1, 2001, the Company acquired all of the outstanding shares of Avis Group Holdings, Inc. ("Avis"), one of the world's leading service and information providers for comprehensive automotive transportation and vehicle management solutions, for approximately $994 million in cash (including transaction costs and expenses of $40 million and approximately $17 million related to the conversion of Avis employee stock options into Cendant's CD common stock options). In connection with the acquisition, the Company's investment in the convertible preferred stock of an Avis subsidiary was accounted for as a component of Cendant's basis in Avis. The acquisition was funded from cash on hand of approximately $200 million and borrowings from Cendant of approximately $737 million, all of which has been repaid. Simultaneous with the acquisition, the Company distributed the car rental operations of Avis to a Cendant subsidiary not within the Company's ownership structure. Accordingly, the Company currently owns and operates the former fleet management services business of Avis ("Fleet"). The Company recorded goodwill of approximately $594 million on its Consolidated Balance Sheets (within the Fleet Management Services segment) resulting from this acquisition.

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

  Other.    During 2003, 2002 and 2001, the Company completed certain acquisitions for aggregate consideration of $2 million, $43 million and $22 million, respectively, in cash. The goodwill resulting from the acquisitions completed in 2003, 2002 and 2001 aggregated $2 million, $29 million and $15 million, respectively.

4.    Mortgage Activities

  The activity in the Company's residential mortgage loan servicing portfolio consisted of:

	2003	2002	2001
Balance, January 1	$114,079	$97,205	$82,187
Additions	63,870	47,045	30,317
Payoffs/curtailments	(54,079)	(35,514)	(23,973)
Purchases, net	12,557	5,343	8,674

Balance, December 31,(*)	$136,427	$114,079	$97,205

  (*)
  Does not include approximately $2.2 billion, $1.8 billion and $1.6 billion of home equity mortgages serviced by the Company as of December 31, 2003, 2002 and 2001, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.4%, 6.2% and 6.9% as of December 31, 2003, 2002 and 2001, respectively.

  Approximately $5.4 billion (approximately 4%) of loans within this servicing portfolio as of December 31, 2003 were sold with recourse. The majority of the loans sold with recourse (approximately $5.0 billion of the $5.4 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. As of December 31, 2003, the provision approximated $9 million. There was no significant activity during 2003 that caused the Company to utilize this provision.

  The activity in the Company's capitalized MSR asset consisted of:

	2003		2002		2001
Balance, January 1,	$1,883		$2,081		$1,596
Additions, net	1,008		928		855
Changes in fair value	168		(540)		(103)
Amortization	(700)		(468)		(237)
Sales/deletions	(29)		(26)		(30)
Permanent impairment	(315)		(92)		—

Balance, December 31,	2,015		1,883		2,081

Valuation allowance
Balance, January 1,	(503)		(144)		—
Additions	(193	) (a)	(454	) (b)	(144	) (c)
Reductions	7		3		—
Permanent impairment	315		92		—

Balance, December 31,	(374)		(503)		(144)

Mortgage Servicing Rights, net	$1,641		$1,380		$1,937

  (a)
  Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $115 million.
  (b)
  Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $290 million. Approximately $275 million ($175 million, after tax) of this amount resulted from reductions in interest rates and an acceleration in loan prepayments, as well as an update to the Company's loan prepayment model, all of which occurred during third quarter 2002.
  (c)
  Approximately $50 million ($29 million, after tax) of this amount relates to changes in estimates of interest rates in the ordinary course of business. The remaining $94 million ($55 million, after tax) represents changes in estimates caused by interest rate reductions subsequent to the September 11, 2001 terrorist attacks. The Company segregated the $94 million provision for impairment, which was recorded during fourth quarter 2001, on its Consolidated Statement of Income as it deemed the unprecedented interest rate reductions that gave rise to the provision not to be in the ordinary course of business. Subsequent to the September 11, 2001 terrorist attacks, the Federal Reserve reduced the Federal Funds Rate by 50 basis points twice within a 14-day period following the terrorist attacks and the U.S. Treasury Department announced thereafter the discontinuance of new sales of the 30-year Treasury bond. The reductions in the Federal Funds Rate, which occurred between September 17th and December 11th of 2001, resulted in a 50% reduction to such rate, which has never occurred over such a short period in the history of the Federal Funds Rate. The series of these actions resulted in a reduction of mortgage rates to a then 30-year low during fourth quarter 2001, according to the Freddie Mac Home Loan Index. Such reductions resulted in increases to the forecasted loan prepayment speeds, which negatively impacted the carrying value of the Company's MSR asset, hence requiring a $94 million provision for the impairment of the MSR asset.

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

	2003	2002	2001
Net balance, January 1, (a)	$385	$100	$215
Additions, net	402	389	259
Changes in fair value	(5)	655	106
Sales/proceeds received	(697)	(759)	(480)

Net balance, December 31, (b)	$85	$385	$100

  (a)
  The balance at January 1, 2001 includes $158 million of gains on derivatives, which were recorded as a cumulative effect of accounting change in accordance with the adoption of SFAS No. 133.
  (b)
  At December 31, 2003, the net balance represents the gross asset of $316 million net of the gross liability of $231 million.

  The net impact to the Company's Consolidated Statements of Income resulting from changes in the fair value of the Company's MSR asset, after giving effect to hedging and other derivative activity, was as follows:

	Year Ended December 31,
	2003	2002	2001
Adjustment of MSR asset under hedge accounting	$168	$(540)	$(103)
Net gain (loss) on derivatives related to MSR asset	(5)	655	106

Net gain	163	115	3
Provision for impairment of MSR asset	(193)	(454)	(144)

Net impact	$(30)	$(339)	$(141)

  Based upon the composition of the portfolio as of December 31, 2003 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the five succeeding fiscal years to approximate $260 million, $230 million, $200 million, $180 million and $160 million, respectively. As of December 31, 2003, the MSR portfolio had a weighted average life of approximately 5.7 years.

5.    Vehicle Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs are comprised of the following:

	As of December 31,
	2003	2002
Vehicles under open-end operating leases	$5,474	$4,991
Vehicles under closed-end operating leases	158	172

Vehicles held for leasing	5,632	5,163
Vehicles held for sale	13	34

	5,645	5,197
Less: accumulated depreciation	(2,323)	(1,736)

Total investment in leased vehicles	3,322	3,461
Plus: Receivables under direct financing leases	82	82
Plus: Fuel card related receivables	282	230

Total vehicle-related, net	$3,686	$3,773

  The components of vehicle depreciation and interest, net are summarized below:

	Year Ended December 31,
	2003	2002	2001
Depreciation expense	$1,089	$1,069	$879
Interest expense, net (*)	87	106	145

	$1,176	$1,175	$1,024

  (*)
  Net of vehicle interest income of $4 million, $4 million and $8 million during 2003, 2002 and 2001, respectively.

  At December 31, 2003, future minimum lease payments to be received on the Company's open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount
2004	$1,166
2005	975
2006	651
2007	315
2008	107
Thereafter	108

$3,322

  The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 7.5% of the total lease payments. The total subordinated interest under these leasing arrangements, as recorded on the Consolidated Balance Sheets at December 31, 2003 and 2002, were $27 million and $22 million, respectively. The Company recognized $6 million, $6 million and $7 million of net revenues related to these securitizations during 2003, 2002 and 2001, respectively.

6.    Income Taxes

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

  The income tax provision consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$(47)	$76	$95
State	2	13	12
Foreign	—	3	5

	(45)	92	112

Deferred
Federal	199	(23)	57
State	25	(5)	11
Foreign	4	—	—

	228	(28)	68

Provision for income taxes	$183	$64	$180

  Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2003	2002
Deferred income tax assets:
Accrued liabilities and deferred income	$19	$10
Provision for doubtful accounts	6	8
State net operating loss carryforward	88	68
AMT Credit carryforward	23	—
Other	33	—
Valuation allowance (*)	(88)	(68)

Deferred income tax assets	81	18

Deferred income tax liabilities:
Depreciation and amortization	35	51
Other	—	2

Deferred income tax liabilities	35	53

Net deferred income tax asset (liability)	$46	$(35)

  (*)
  The valuation allowance at December 31, 2003 relates to deferred tax assets for state net operating loss carryforwards of $88 million. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

  Deferred income tax liabilities related to management and mortgage programs are comprised of the following:

	As of December 31,
	2003	2002
Unamortized mortgage servicing rights	$426	$391
Depreciation and amortization	502	288
Other	26	19

Deferred income tax liability under management and mortgage programs	$954	$698

  No provision has been made for U.S. federal deferred income taxes on approximately $22 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2003 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	3.8	3.2	3.3
Taxes on foreign operations at rates different than U.S. federal statutory rates	—	0.3	1.0
Other	0.3	0.5	1.3

	39.1%	39.0%	40.6%

7.    Property and Equipment, net

  Property and equipment, net consisted of:

	As of December 31,
	2003	2002
Building and leasehold improvements	$24	$14
Capitalized software	196	175
Furniture, fixtures and equipment	217	192

	437	381
Less: accumulated depreciation and amortization	(248)	(192)

	$189	$189

8.    Accounts Payable and Other Accrued Liabilities

  Accounts payable and other accrued liabilities consisted of:

	As of December 31,
	2003	2002
Accounts payable	$396	$389
Accrued payroll and related	79	70
Pension and other post-retirement	70	64
Due to Cendant	19	38
Accrued interest	45	38
Other	208	248

	$817	$847

9.    Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs consisted of:

	As of December 31,
	2003	2002
Asset-Backed Debt:
Vehicle management program	$3,118	$3,058
Mortgage program
Bishop's Gate	1,651	—
Other	—	871
Relocation program
Apple Ridge	400	—
Other	—	80

	5,169	4,009

Unsecured Debt:
Term notes	1,916	1,421
Commercial paper	164	866
Bank loans	—	50
Other	132	117

	2,212	2,454

Total debt under management and mortgage programs	$7,381	$6,463

  ASSET-BACKED DEBT

  Vehicle Management Program

  Borrowings under the Company's vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes to unrelated third parties ($2.7 billion) and the issuance of preferred membership interests to an unconsolidated related party ($408 million). The variable rate term notes and preferred membership interests were issued to support the acquisition of vehicles used in the Company's fleet leasing operations. The debt issued is collateralized by the leased vehicles purchased, which are not available to pay the general obligations of the Company. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2% for both 2003 and 2002.

  Mortgage Program

  Bishop's Gate. Bishop's Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company's mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop's Gate is collateralized by $149 million of cash and approximately $1.6 billion of underlying mortgage loans, which are serviced by the Company and recorded within mortgage loans held for sale on the Company's Consolidated Balance Sheet as of December 31, 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop's Gate were treated as off-balance sheet sales. The activities of Bishop's Gate are limited to (i) purchasing mortgage loans from the Company's mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The assets of Bishop's Gate are not available to pay the general obligations of the Company. The debt issued under Bishop's Gate primarily represents term notes for which the weighted average interest rate was 2% for 2003.

  Other. Borrowings under the Company's other mortgage program primarily represent short-term debt issued under a repurchase facility, which is used to warehouse mortgage loans originated by the Company before they are ultimately sold into the secondary market. This facility is renewable on an annual basis at the discretion of the lender. The debt issued under this program is collateralized by underlying mortgage loans held in safekeeping by the custodian to the repurchase agreement. The weighted average interest rate on borrowings under this program was 3% for 2002.

  Relocation Program

  Apple Ridge Funding LLC. Apple Ridge Funding LLC ("Apple Ridge") is a bankruptcy remote SPE that is utilized to securitize relocation receivables generated from advancing funds to clients of the Company's relocation business. The debt issued by Apple Ridge is collateralized by cash and underlying relocation receivables aggregating $519 million, which are serviced by the Company and recorded on the Company's Consolidated Balance Sheet as of December 31, 2003. Prior to November 26, 2003, sales of relocation receivables to Apple Ridge were treated as off-balance sheet sales, as this entity was structured as a bankruptcy remote QSPE and, therefore, excluded from the scope of FIN 46. However, on November 26, 2003, the underlying structure of Apple Ridge was amended in a manner that resulted in it no longer meeting the criteria to qualify as a QSPE pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of Apple Ridge on November 26, 2003 pursuant to FIN 46. Prior to consolidation, the Company recognized gains upon the sale of relocation receivables to Apple Ridge. However, such gains were not material for the period January 1, 2003 through November 25, 2003 and for the years ended December 31, 2002 and 2001. The activities of Apple Ridge are limited to (i) purchasing relocation receivables from the Company's relocation subsidiary, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into, terminating or modifying certain derivative transactions. The assets of Apple Ridge are not available to pay the general obligations of the Company. The debt issued under Apple Ridge represents a floating rate term note for which the weighted average interest rate was 1% for 2003.

  Other. Borrowings under the Company's other relocation program represent bank debt issued by a domestic relocation conduit, which is collateralized by relocation receivables. The weighted average interest rate on borrowings under this program was 4% for 2002.

  UNSECURED DEBT

  Term Notes

  The balance at December 31, 2003 consists of (i) $982 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $460 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $474 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging losses of $11 million. The balance at December 31, 2002 consists of (i) $663 million of publicly issued medium-term notes bearing interest at 8.125%, (ii) $466 million of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $292 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging gains of $32 million. The proceeds from the issuance of these term notes were used to finance the purchase of various assets under management and mortgage programs.

  Commercial Paper

  The Company's policy is to maintain available capacity under its two committed revolving credit facilities (described below) to fully support its outstanding commercial paper. The weighted average interest rates on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2003 and 2002 was 1% and 2%, respectively. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

  Bank Loans

  Unsecured bank loans primarily represent borrowings under revolving credit facilities related to management and mortgage programs. The weighted average interest rates of outstanding bank loans at December 31, 2002 was 4%. The proceeds from these borrowings are used to finance the purchase of various assets under management and mortgage programs.

  DEBT MATURITIES

  The following table provides the contractual maturities for debt under management and mortgage programs at December 31, 2003 (except for notes issued under the Company's vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured (*)	Total
2004	$1,194	$114	$1,308
2005	1,361	405	1,766
2006	1,206	—	1,206
2007	387	190	577
2008	851	432	1,283
Thereafter	170	1,071	1,241

	$5,169	$2,212	$7,381

  (*)
  Unsecured commercial paper borrowings of $164 million are assumed to be repaid with borrowings under the Company's committed credit facilities, which expire in February 2005, as such amount is fully supported by these committed credit facilities, which are detailed below.

  AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES

  As of December 31, 2003, available funding under the Company's on-balance sheet asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (*)
Vehicle management program	$3,917	$3,118	$799
Mortgage program
Bishop's Gate	3,151	1,651	1,500
Other	500	—	500
Relocation program
Apple Ridge	500	400	100
Other	100	—	100

	8,168	5,169	2,999

Committed Credit Facilities
Maturing in February 2005	1,250	—	1,250

	$9,418	$5,169	$4,249

  (*)
  Capacity is subject to maintaining sufficient assets to collateralize debt.

  Borrowings under the Company's $500 million and $750 million credit facilities maturing in February 2005 bear interest at LIBOR plus a margin of 72.5 basis points. In addition, the Company is required to pay a per annum facility fee of 15 basis points under these facilities and a per annum utilization fee of approximately 25 basis points if usage under the facilities exceeds 25% of aggregate commitments. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded to a level below its ratings as of December 31, 2003, the interest rate and facility fees are subject to a maximum upward adjustment of approximately 65.0 and 22.5 basis points, respectively.

  As of December 31, 2003, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

  DEBT COVENANTS

  Certain of the Company's debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2003, the Company was in compliance with all such restrictive and financial covenants.

10.    Securitizations

  The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. The retained interests from the Company's securitizations of residential mortgage loans, with the exception of mortgage servicing rights (the accounting for which is described in Note 2—Summary of Significant Accounting Policies), are classified as available-for-sale mortgage-backed securities and recorded as a component of other assets under management and mortgage programs within the Company's Consolidated Balance Sheets. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to the prepayment risks, expected credit losses and interest rate risks of the sold financial assets.

  Although the Company principally sells its originated mortgage loans directly to government sponsored entities, in limited circumstances, the Company sells loans through a wholly-owned subsidiary's public registration statement. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to the Company's other assets for failure of debtors to pay when due (see Note 4—Mortgage Activities). Key economic assumptions used during 2003, 2002 and 2001 to measure the fair value of the Company's retained interests in mortgage loans at the time of the securitization were as follows:

	2003		2002		2001
	Mortgage- Backed Securities (*)	MSRs	Mortgage- Backed Securities (*)	MSRs	Mortgage- Backed Securities (*)	MSRs
Prepayment speed	7-25%	11-50%	7-22%	12-54%	7-43%	9-42%
Weighted average life (in years)	1.9-6.9	1.3-6.8	2.1-10.6	1.3-6.3	2.9-7.2	2.5-9.1
Discount rate	5-15%	6-21%	5-18%	6-14%	5-26%	6-16%

  (*)
  Represents interest-only strips, principal-only strips, as well as subordinated interests.

  Key economic assumptions used in subsequently measuring the fair value of the Company's retained interests in securitized mortgage loans at December 31, 2003 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage- Backed Securities	MSR (*)
Fair value of retained interests	$102	$1,641
Weighted average life (in years)	4.2	5.7
Annual servicing fee	—	0.33%
Prepayment speed (annual rate)	9-88%	10-47%
Impact of 10% adverse change	$(12)	$(93)
Impact of 20% adverse change	$(15)	$(178)
Discount rate (annual rate)	2-26%	10.5%
Impact of 10% adverse change	$(14)	$(63)
Impact of 20% adverse change	$(17)	$(121)

  (*)
  Does not include the derivatives related to mortgage servicing rights, which approximated $85 million.

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

  The following table presents information about delinquencies and components of securitized residential mortgage loans as of and for the year ended December 31, 2003:

	Total Principal Amount	Principal Amount 60 Days or More Past Due (a)	Net Credit Losses	Average Principal Balance
Residential mortgage loans (b)	$273	$35	$2	$275

  (a)
  Amounts are based on total securitized assets at December 31, 2003.
  (b)
  Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

  As discussed in Note 9—Debt Under Management and Mortgage Programs and Borrowing Arrangements, the Company sold financial assets to Bishop's Gate and Apple Ridge prior to its consolidation of these securitization structures on July 1, 2003 and November 26, 2003, respectively. The cash flow activity presented below covers the period up to and including the date of consolidation of these structures in addition to the full year activity between the Company and securitization trusts that remain off-balance sheet as of December 31, 2003.

	Mortgage Loans
	2003	2002	2001
Proceeds from new securitizations	$59,511	$38,722	$35,776
Servicing fees received	444	411	352
Other cash flows received on retained interests (a)	24	25	31
Purchases of delinquent or foreclosed loans (b)	(677)	(681)	(228)
Servicing advances	(512)	(161)	(498)
Repayment of servicing advances	473	139	495
	Relocation Receivables
	2003	2002	2001
Proceeds from new securitizations	$35	$770	$1,964
Proceeds from collections reinvested in securitizations	2,717	2,433	1,984
Servicing fees received	3	4	5
Other cash flows received on retained interests (a)	38	48	(6)
Cash (paid)/received upon (funding) release of reserve account	(17)	1	3

  (a)
  Represents cash flows received (paid) on retained interests other than servicing fees.
  (b)
  The purchase of delinquent or foreclosed loans is primarily at the Company's option and not based on a contractual relationship with the securitization trust.

  During 2003, 2002 and 2001, the Company recognized pre-tax gains of $850 million, $493 million and $483 million, respectively, related to the securitization of residential mortgage loans. Gains recognized on the securitization of relocation receivables were not material during 2003, 2002 and 2001. All gains on the securitization of financial assets are recorded within net revenues on the Company's Consolidated Statements of Income.

  The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and relocation receivables and servicing responsibilities, in connection with the securitization of these assets.

11.    Commitments and Contingencies

  Lease Commitments

  The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2003 are as follows:

Year	Amount
2004	$35
2005	34
2006	29
2007	27
2008	22
Thereafter	162

$309

  Commitments under capital leases are not significant. During 2003, 2002 and 2001, the Company incurred total rental expense of $40 million, $34 million and $33 million, respectively.

  Purchase Commitments

  In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2003 (aggregating approximately $66 million) was individually significant.

  Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a non-cash tax charge of up to $270 million, depending upon certain factors. The non-cash tax charge primarily results from Cendant's utilization of net operating loss carryforwards. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  Standard Guarantees/Indemnifications

  In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) leases of real estate, (ii) access to credit facilities and use of derivatives, (iii) sales of mortgage loans and (iv) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts, (iv) purchasers and insurers of the loans in sales of mortgage loans and (v) underwriters in debt security issuances. While some of these guarantees extend only the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

  The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $8 million in the aggregate. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

12.    Accumulated Other Comprehensive Loss

  The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains/(Losses) on Available-for- Sale Securities	Unrealized Gains/(Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2001	$(1)	$(3)	$—	$—	$(4)
Current period change	(4)	19	—	(17)	(2)

Balance, December 31, 2001	(5)	16	—	(17)	(6)
Current period change	4	(10)	7	(15)	(14)

Balance, December 31, 2002	(1)	6	7	(32)	(20)
Current period change	13	(8)	(2)	—	3

Balance, December 31, 2003	$12	$(2)	$5	$(32)	$(17)

  All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

13.    Stock-Based Compensation

  Under its existing stock plans, Cendant may grant stock options, stock appreciation rights, restricted shares and restricted stock units ("RSUs") to the Company's employees. Prior to January 1, 2003, Cendant typically used stock options as a form of equity compensation. However, in 2003, Cendant changed the method by which it provides stock-based compensation to the Company's employees and began issuing RSUs in place of stock options.

  Stock Options

  Employee stock options granted by Cendant generally have a ten-year term and vest ratably over periods ranging from two to five years. These employee stock options were granted with exercise prices at then-current fair market value. The annual activity of Cendant's stock option plans under which the Company's employees were granted options consisted of:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	21	$16.08	17	$14.92	13	$16.46
Granted at fair market value	—	—	6	18.89	6	10.97
Exercised	(4)	11.46	(1)	10.44	(1)	10.56
Forfeited	(1)	21.93	(1)	16.54	(1)	16.54

Balance at end of year	16	$16.76	21	$16.08	17	$14.92

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

  The table below summarizes information regarding outstanding and exercisable stock options issued to the Company's employees as of December 31, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.01 to $10.00	3	4.6	$9.48	2	$9.51
$10.01 to $20.00	10	6.0	17.38	10	17.58
$20.01 to $30.00	3	4.4	22.30	3	22.30

	16	5.4	$16.76	15	$17.40

  The weighted-average grant-date fair value of CD common stock options granted during 2002 and 2001 were $8.69 and $5.02, respectively. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2002 and 2001:

	2002	2001
Dividend yield	—	—
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.2%	4.4%
Expected holding period (years)	4.5	4.5

  Restricted Stock Units

  Each RSU granted by Cendant entitles the employee to receive one share of CD common stock upon vesting, which occurs ratably over a four-year period. As of December 31, 2003, the number of outstanding RSUs granted to the Company's employees was approximately 1.0 million with a weighted-average grant-date fair value of $13.67. The Company is allocated compensation expense for such RSUs on a basis consistent with the related vesting period. During 2003, the Company recorded pre-tax compensation expense of approximately $2 million in connection with these RSUs, which is included within general and administrative expenses on the Company's Consolidated Statement of Income.

14.    Employee Benefit Plans

  Defined Contribution Savings Plans

  Cendant sponsors several defined contribution savings plans that provide certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plans. The Company's cost for contributions to these plans was $20 million, $18 million and $14 million during 2003, 2002 and 2001, respectively.

  Defined Benefit Pension Plans

  Cendant sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees' option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2003 and 2002, the aggregate projected benefit obligation of these plans was $146 million and $133 million, respectively, and the aggregate fair value of the plans' assets was $80 million and $73 million, respectively. Accordingly, the plans were underfunded by $66 million and $60 million as of December 31, 2003 and 2002, respectively, primarily due to the downturn in the financial markets and a decline in interest rates. However, the net pension liability recorded by the Company as of December 31, 2003 and 2002 approximated $65 million and $59 million, respectively, of which approximately $52 million at both December 31, 2003 and 2002 represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2003 and 2002, the Company recorded pension expense of $6 million and $2 million, respectively. The expense recorded during 2001 was not material.

  Other Employee Benefit Plans

  The Company also maintains a health and welfare plan. As of December 31, 2003 and 2002, the related projected benefit obligation, which was fully accrued for on the Company's Consolidated Balance Sheets, was $5 million. During 2003, the Company recorded post-retirement expense of $1 million related to this plan. The expense recorded in 2002 and 2001 was insignificant.

15.    Financial Instruments

  RISK MANAGEMENT

  Following is a description of the Company's risk management policies.

  Foreign Currency Risk

  The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and forecasted earnings of foreign subsidiaries. The Company primarily hedges its foreign currency exposure to the British pound, Canadian dollar, Australian dollar and Euro. The majority of forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

  Interest Rate Risk

  Mortgage Servicing Rights. The Company's mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates and increase in periods of rising interest rates. The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and constant maturity floors) and other investment securities to offset unexpected changes in fair value on its MSR asset that could affect reported earnings. These derivatives are designated as either freestanding derivatives or fair value hedging instruments and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset is also recorded to current earnings.

  During 2003, 2002 and 2001, the net impact of the Company's derivative activity related to its MSR asset after giving effect to the offsetting changes in fair value of the MSR asset was a gain of $163 million, $115 million and $3 million, respectively. The 2003 amount consists of gains of $155 million to reflect the ineffective portion of the fair value hedges and gains of $8 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $67 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2001 amount consists of losses of $57 million to reflect the ineffective portion of the fair value hedges and gains of $60 million resulting from the component of the derivatives' fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives).

  Other Mortgage Related Assets. The Company's other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as freestanding derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2003, 2002 and 2001, the net impact of these freestanding derivatives was a loss of $24 million and gains of $14 million and $5 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

  Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company's Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts are either classified and accounted for as fair value hedges or freestanding derivatives. Those contracts that were designated as fair value hedges had no net impact on the Company's results of operations during 2003, 2002 and 2001. For the forward delivery contracts that were designated as freestanding derivatives, the Company recorded a loss of $6 million in 2003 (there were no freestanding contracts in 2002 and 2001). Such amount is recorded within net revenues on the Consolidated Statement of Income.

  Debt. The debt used to finance much of the Company's operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company's fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company's results of operations during 2003, 2002 and 2001, except to create the accrual of interest expense at variable rates.

  The derivatives used to manage the risk associated with the Company's floating rate debt were designated as cash flow hedges. During 2003 and 2002, the Company recorded a net loss of $2 million and a net gain of $7 million to other comprehensive income. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives' gain or loss from the effectiveness calculation for cash flow hedges during 2003 and 2002 was not material. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material.

  Credit Risk and Exposure

  The Company is exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

  As of December 31, 2003, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company's diverse customer base. Bad debts associated with trade receivables have been minimal. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.

  FAIR VALUE

  The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale securities, accounts receivable, program cash, relocation receivables and accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

  The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$106	$106	$30	$30
Restricted cash	253	253	177	177
Derivatives (a)
Foreign exchange forwards	(2)	(2)	(2)	(2)
Assets under management and mortgage programs
Program cash	451	451	264	264
Mortgage loans held for sale	2,494	2,528	1,864	1,864
Relocation receivables	534	534	148	148
Mortgage servicing rights, net	1,641	1,641	1,380	1,380
Derivatives related to mortgage servicing rights	316	316	385	385
Mortgage-backed securities (b)	102	102	114	114
Retained interest in securitization of relocation receivables (b)	—	—	91	91
Derivatives (a) (c)
Commitments to fund mortgages	18	18	63	63
Forward delivery commitments	(27)	(27)	(82)	(82)
Interest rate swaps	(39)	(39)	—	—
Option contracts	132	132	309	309
Constant maturity floors	1	1	124	124
Liabilities under management and mortgage programs
Debt	7,354	7,528	6,457	6,452
Derivatives related to mortgage servicing rights	(231)	(231)	—	—
Derivatives (a)
Interest rate swaps	(27)	(27)	(6)	(6)
Interest rate swaps	15	15	38	38

  (a)
  Derivative instruments in gain (loss) positions.
  (b)
  Available-for-sale securities.
  (c)
  Carrying amounts and gains (losses) on mortgage-related positions are already included in the above balances of mortgage loans held for sale. Forward delivery commitments are used to manage price risk on sales of all mortgage loans to end investors.

16.    Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as income from continuing operations before non-program related depreciation and amortization, income taxes and minority interest. In fourth quarter 2003, the Company began to measure the performance of its mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003, 2002 and 2001 has been revised to present the Company's mortgage and relocation services businesses as separate segments. Additionally, on January 1, 2003, the Company changed the performance measure it uses to evaluate the operating results of its reportable segments and, as such, the information presented below for 2002 and 2001 has been revised to reflect this change. The Company's presentation of EBITDA may not be comparable to similar measures used by other companies.

  Year Ended December 31, 2003

	Mortgage Services	Relocation Services	Fleet Management Services	Corporate and Other (b)	Total
Net revenues (a)	$1,025	$438	$1,512	$(4)	$2,971
EBITDA	302	124	114	(10)	530
Non-program depreciation and amortization	27	17	18	—	62
Goodwill	59	42	556	—	657
Total assets	5,504	910	4,968	124	11,506
Capital expenditures	22	7	28	—	57

  Year Ended December 31, 2002

	Mortgage Services	Relocation Services	Fleet Management Services	Corporate and Other (b)	Total
Net revenues (a)	$553	$419	$1,480	$(3)	$2,449
EBITDA	(9)	130	105	(1)	225
Non-program depreciation and amortization	23	21	17	—	61
Goodwill	57	37	588	—	682
Total assets	4,639	449	4,988	3	10,079
Capital expenditures	23	12	22	—	57

  Year Ended December 31, 2001

	Mortgage Services	Relocation Services	Fleet Management Services	Corporate and Other (b)	Total
Net revenues (a)	$764	$463	$1,266	$85	$2,578
EBITDA	240	124	68	87	519
Non-program depreciation and amortization	28	24	24	—	76
Capital expenditures	22	16	24	—	62

  (a)
  Inter-segment net revenues were not significant to the net revenue of any one segment.
  (b)
  Includes unallocated corporate overhead and the elimination of transactions between segments and, in 2001, the effect of a reclassification pursuant to the adoption of SFAS No. 133 (see Note 2—Summary of Significant Accounting Policies).

  Provided below is a reconciliation of EBITDA to income before income taxes and minority interest:

	Year Ended December 31,
	2003	2002	2001
EBITDA	$530	$225	$519
Non-program related depreciation and amortization	62	61	76

Income before income taxes and minority interest	$468	$164	$443

  The geographic segment information provided below is classified based on the geographic location of the Company's subsidiaries.

	United States	United Kingdom	All Other Countries	Total
2003
Net revenues	$2,872	$22	$77	$2,971
Total assets	11,198	165	143	11,506
Net property and equipment	185	3	1	189
2002
Net revenues	$2,369	$20	$60	$2,449
Total assets	9,817	123	139	10,079
Net property and equipment	184	4	1	189
2001
Net revenues	$2,499	$21	$58	$2,578

17.    Related Party Transactions

  Cendant

  In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $34 million, $31 million and $25 million during 2003, 2002 and 2001, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. During 2003 and 2002, the Company maintained average outstanding borrowings from Cendant of approximately $30 million and $277 million, respectively, all of which had been repaid as of December 31, 2003 and 2002, respectively. The Company could have accessed the public debt market or available credit facilities for such funding; however, Cendant preferred to lower the total cost of funding for the consolidated entity through the use of its available cash and, accordingly, provided such funding to the Company. During 2003, interest expense related to such intercompany funding was de minimis. During 2002 and 2001, the Company incurred interest expense of $9 million and $25 million, respectively, related to such intercompany funding. In addition, at December 31, 2003 and 2002, the Company had outstanding balances of $19 million and $38 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in the Consolidated Balance Sheets.

  During 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to the Company in a non-cash financing transaction. During 2002 and 2001, Cendant made capital contributions of $125 million and $38 million, respectively, to the Company. Additionally, during 2003, the Company paid Cendant $140 million of cash dividends. On December 31, 2002, the Company distributed, in the form of a non-cash dividend of $35 million, its title and appraisal service businesses to a wholly- owned subsidiary of Cendant not within the Company's ownership structure. During 2001, the Company paid cash dividends of $36 million to Cendant.

  NRT Incorporated

  The Company participates in acquisitions made by NRT Incorporated ("NRT"), a real estate broker, by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. When NRT was acquired by Cendant on April 17, 2002, the Company continued to participate in such acquisitions. The net assets resulting from the acquisition of mortgage operations through NRT were not material during 2003 and 2002. Such mortgage operations were immediately integrated into the Company's existing mortgage operations. The Company also received real estate referral fees from NRT in connection with clients referred to NRT by the Company's relocation services business. During 2003, 2002 and 2001, such fees were approximately $42 million, $37 million and $37 million, respectively, and were recorded by the Company in its Consolidated Statements of Income. These amounts were paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who received referrals from the Company's relocation services business.

18.    Selected Quarterly Financial Data—(unaudited)

  Provided below is selected unaudited quarterly financial data for 2003 and 2002.

	2003
	First	Second	Third	Fourth
Net revenues	$751	$757	$770	$693

EBITDA	$145	$135	$149	$101
Non-program related depreciation and amortization	15	15	15	17

Income before income taxes and minority interest	$130	$120	$134	$84

Net income	$78	$71	$81	$54
	2002
	First	Second	Third	Fourth
Net revenues	$614	$664	$438	$733

EBITDA	$87	$119	$(136)	$155
Non-program related depreciation and amortization	15	16	15	15

Income (loss) before income taxes and minority interest	$72	$103	$(151)	$140

Net income (loss)	$43	$61	$(91)	$85

* * * *

EXHIBIT INDEX

Exhibit No.	Description
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
4.1
Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to the Company's Current Report on Form 8-K dated December 12, 2000).
4.2
Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 12, 2000).
4.3
Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 4, 2002).
4.4	Form of PHH Corporation Internotes (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.5
PHH Corporation $443 Million Note Purchase Agreement dated as of May 3, 2002 (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 dated August 14, 2002).
4.6	Form of 6.000% Note due 2008 (Incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated February 25, 2002).
4.7	Form of 7.125% Note due 2013 (Incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated February 25, 2002).
10.1
Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through July 3, 2003, among PHH Corporation, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, dated August 7, 2003).
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

10.4
Second Amendment dated as of February 21, 2002 to the Five Year Competitive Advance and Revolving Credit Agreement, dated as of March 4, 1997, as amended and restated through February 28, 2000, among PHH Corporation, the financial institutions parties thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.5
Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).
10.6
Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).*
10.7
Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (File No. 333-40708).*
10.8
Series 2001-1 Indenture Supplement between Greyhound Funding LLC and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.9
Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.10
Series 2002-2 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of December 16, 2002. (Incorporated by reference to Chesapeake Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2002).
10.11
Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop's Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.12
Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.13
Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.14
Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.15
Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.16
Second Amended and Restated Mortgage Loan Repurchase and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.17
Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee (Incorporated by reference to Chesapeake Funding LLC's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2003).
10.18
Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee (Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/A and S-1/A (File Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003).
10.19
Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.20
Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.21
Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee (Incorporated by reference to Cendant Corporation's Form 10-K for the year ended December 31, 2003).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges
23	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Greyhound Funding LLC is now known as Chesapeake Funding LLC.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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