Form 10-Q
period 2004-03-31
PHH CORP
filed 2004-05-03
CIK 77776

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

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

  •
  our ability to integrate and operate successfully an acquired business and risks associated with such business;

  •
  our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

  •
  in relation to our management and mortgage programs, (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios; and

  •
  changes in laws and regulations, including changes in accounting standards, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the "Company"), a wholly-owned subsidiary of Cendant Corporation, as of March 31, 2004, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion (which included an explanatory paragraph with respect to the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, the non-amortization provisions for goodwill and other indefinite-lived intangible assets in 2002, and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities in 2001, as discussed in Note 2 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
April 29, 2004

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions)

	Three Months Ended March 31,
	2004	2003
Revenues
Service fees, net	$324	$431
Fleet leasing	326	320

Net revenues	650	751

Expenses
Operating	208	228
Vehicle depreciation and interest, net	303	293
General and administrative	88	85
Non-program related depreciation and amortization	16	15

Total expenses	615	621

Income before income taxes	35	130
Provision for income taxes	14	52

Net income	$21	$78

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$253	$106
Restricted cash	284	253
Receivables, net	375	589
Income taxes receivable from Cendant	21	31
Property and equipment, net	190	189
Goodwill	677	657
Deferred income taxes	42	46
Other assets	376	396

Total assets exclusive of assets under programs	2,218	2,267

Assets under management and mortgage programs:
Program cash	260	451
Mortgage loans held for sale	2,504	2,494
Relocation receivables	663	534
Vehicle-related, net	4,101	3,686
Mortgage servicing rights, net	1,478	1,641
Derivatives related to mortgage servicing rights	71	316
Other	100	117

	9,177	9,239

Total assets	$11,395	$11,506

Liabilities and stockholder's equity
Accounts payable and other accrued liabilities	$820	$817
Deferred income	16	15

Total liabilities exclusive of liabilities under programs	836	832

Liabilities under management and mortgage programs:
Debt	7,492	7,381
Derivatives related to mortgage servicing rights	19	231
Deferred income taxes	954	954

	8,465	8,566

Commitments and contingencies (Note 6)
Stockholder's equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	—	—
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	935	935
Retained earnings	1,176	1,190
Accumulated other comprehensive loss	(17)	(17)

Total stockholder's equity	2,094	2,108

Total liabilities and stockholder's equity	$11,395	$11,506

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$21	$78
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	16	15
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	76	55
Income taxes and deferred income taxes	11	47
Accounts payable and other accrued liabilities	(11)	(19)
Other, net	(31)	(41)

Net cash provided by operating activities exclusive of management and mortgage programs	82	135

Management and mortgage programs:
Vehicle depreciation	279	270
Amortization and impairment of mortgage servicing rights	264	197
Net gain on mortgage servicing rights and related derivatives	(171)	(63)
Origination of mortgage loans	(7,409)	(13,398)
Proceeds on sale of and payments from mortgage loans held for sale	7,399	13,610

	362	616

Net cash provided by operating activities	444	751

Investing Activities
Property and equipment additions	(11)	(16)
Net assets acquired, net of cash acquired, and acquisition-related payments	(22)	—
Other, net	12	64

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(21)	48

Management and mortgage programs:
Decrease in program cash	191	28
Investment in vehicles	(1,378)	(1,285)
Payments received on investment in vehicles	1,005	1,007
Equity advances on homes under management	(1,199)	(1,079)
Repayment on advances on homes under management	1,218	1,067
Additions to mortgage servicing rights	(102)	(231)
Cash received on derivatives related to mortgage servicing rights	204	212
Other, net	38	12

	(23)	(269)

Net cash used in investing activities	(44)	(221)

Financing Activities
Net intercompany funding from (to) Parent	11	(56)
Payment of dividends	(35)	(35)

Net cash used in financing activities exclusive of management and mortgage programs	(24)	(91)

Management and mortgage programs:
Proceeds from borrowings	787	5,681
Principal payments on borrowings	(1,193)	(5,560)
Net change in short-term borrowings	181	(512)
Other, net	—	(3)

	(225)	(394)

Net cash used in financing activities	(249)	(485)

Effect of changes in exchange rates on cash and cash equivalents	(4)	(2)

Net increase in cash and cash equivalents	147	43
Cash and cash equivalents, beginning of period	106	30

Cash and cash equivalents, end of period	$253	$73

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.     Summary of Significant Accounting Policies

  Basis of Presentation
  PHH Corporation is a provider of mortgage, relocation and fleet management services operating in the following business segments:

  •
  Mortgage Services—provides home buyers with mortgage services.
  •
  Relocation Services—facilitates employee relocations.
  •
  Fleet Management Services—provides commercial fleet management and fuel card services.

  The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries ("PHH"), as well as entities in which PHH directly or indirectly has a controlling financial interest (collectively, the "Company"). The Company is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). Pursuant to certain covenant requirements in the indentures under which the Company issues debt, the Company continues to operate and maintain its status as a separate public reporting entity. In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K filed on March 1, 2004.

  The Company's Consolidated Condensed Financial Statements present separately the financial data of the Company's management and mortgage programs. These programs are distinct from the Company's other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company's management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

  Recently Issued Accounting Pronouncements
  On March 9, 2004, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on the Company's consolidated results of operations or financial position, as the Company's current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

2.     Acquisition

  On February 27, 2004, the Company acquired First Fleet Corporation ("First Fleet"), a national provider of fleet management services to companies that maintain private truck fleets, for $30 million in cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $20 million, which was assigned to the Company's Fleet Management Services segment. None of the goodwill is expected to be deductible for tax purposes.

3.     Mortgage Activities

  The activity in the Company's residential mortgage loan servicing portfolio consisted of:

	Three Months Ended March 31,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	7,698	13,374
Payoffs/curtailments	(6,940)	(12,107)
Purchases, net	839	2,533

Balance, March 31, (*)	$138,024	$117,879

  (*)
  Does not include approximately $2.3 billion and $1.8 billion of home equity loans serviced by the Company as of March 31, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company's servicing portfolio was 5.3% and 5.9% as of March 31, 2004 and 2003, respectively.

  Approximately $5.7 billion (approximately 4%) of loans within the Company's servicing portfolio as of March 31, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.4 billion of the $5.7 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company accrues a provision (equal to the fair value of the recourse obligation) for estimated losses. At March 31, 2004, the provision approximated $10 million. There was no significant activity that caused the Company to utilize this provision during first quarter 2004 or 2003.

  The activity in the Company's capitalized mortgage servicing rights ("MSR") asset consisted of:

	Three Months Ended March 31,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	102	231
Changes in fair value	—	12
Amortization	(72)	(136)
Sales	(1)	(5)
Permanent impairment	(1)	(96)

Balance, March 31,	2,043	1,889

Valuation Allowance
Balance, January 1,	(374)	(503)
Additions	(192)	(61)
Reductions	—	1
Permanent impairment	1	96

Balance, March 31,	(565)	(467)

Mortgage Servicing Rights, net	$1,478	$1,422

  The MSR asset is subject to substantial interest rate risk, as the mortgage notes underlying the asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments (including option contracts, interest rate swaps and constant maturity floors) and other investment securities to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company changed its hedge accounting policy by designating the full change in fair value of the MSR asset as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time as the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. This analysis was not completed during the first quarter of 2004; therefore, all of the derivatives associated with the MSR asset were designated as freestanding during such period.

  The net activity in the Company's derivatives related to mortgage servicing rights consisted of:

	Three Months Ended March 31,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	160	67
Changes in fair value	171	51
Sales/proceeds received	(364)	(279)

Net balance, March 31, (*)	$52	$224

  (*)
  At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At March 31, 2004, the net balance represents the gross asset of $71 million net of the gross liability of $19 million.

  The net impact to the Company's Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company's MSR asset and the related derivatives was as follows:

	Three Months Ended March 31,
	2004	2003
Adjustment of MSR asset under hedge accounting	$—	$12
Net gain on derivatives related to MSR asset	171	51

Net gain	171	63
Provision for impairment of MSR asset	(192)	(61)

Net impact	$(21)	$2

  Based upon the composition of the portfolio as of March 31, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $230 million, $260 million, $220 million, $190 million, $160 million and $140 million, respectively. As of March 31, 2004, the MSR portfolio had a weighted average life of approximately 4.9 years.

4.     Vehicle Leasing Activities

  The components of the Company's vehicle-related assets under management and mortgage programs are as follows:

	As of March 31, 2004	As of December 31, 2003
Vehicles under open-end operating leases	$5,944	$5,429
Vehicles under closed-end operating leases	167	156

Vehicles held for leasing	6,111	5,585
Vehicles held for sale	8	13

	6,119	5,598
Less: accumulated depreciation	(2,489)	(2,323)

Total investment in leased vehicles, net	3,630	3,275
Plus: Receivables under direct financing leases	130	129
Plus: Fuel card related receivables	341	282

Total vehicle-related, net	$4,101	$3,686

  The components of vehicle depreciation and interest, net are summarized below:

	Three Months Ended March 31,
	2004	2003
Depreciation expense	$279	$270
Interest expense, net (*)	24	23

	$303	$293

  (*)
  Net of vehicle interest income of $1 million during both first quarter 2004 and 2003.

5.     Debt Under Management and Mortgage Programs and Borrowing Arrangements

  Debt under management and mortgage programs consisted of:

	As of March 31, 2004	As of December 31, 2003
Asset-Backed Debt:
Vehicle management program (a)	$3,333	$3,118
Mortgage program
Bishop's Gate Residential Mortgage Trust (b)	1,301	1,651
Other	—	—
Relocation program
Apple Ridge Funding LLC	400	400
Other	—	—

	5,034	5,169

Unsecured Debt:
Term notes	1,955	1,916
Commercial paper	345	164
Other	158	132

	2,458	2,212

Total debt under management and mortgage programs	$7,492	$7,381

  (a)
  The change in the balance at March 31, 2004 principally reflects debt assumed in connection with the Company's acquisition of First Fleet.
  (b)
  The change in the balance at March 31, 2004 reflects the January 2004 repayment of $350 million of medium-term notes.

  The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2004 (except for notes under the Company's vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$1,518	$558	$2,076
Between 1 and 2 years	1,070	186	1,256
Between 2 and 3 years	1,188	1	1,189
Between 3 and 4 years	730	618	1,348
Between 4 and 5 years	487	6	493
Thereafter	41	1,089	1,130

	$5,034	$2,458	$7,492

  As of March 31, 2004, available funding under the Company's asset-backed debt programs and committed credit facilities related to the Company's management and mortgage programs consisted of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,972	$3,333	$639
Mortgage program
Bishop's Gate Residential Mortgage Trust (c)	2,801	1,301	1,500
Other	300	—	300
Relocation program
Apple Ridge Funding LLC (d)	500	400	100
Other	100	—	100

	7,673	5,034	2,639

Committed Credit Facilities
Maturing in February 2005	1,250	—	1,250

	$8,923	$5,034	$3,889

  (a)
  Capacity is subject to maintaining sufficient assets to collateralize debt.
  (b)
  The outstanding debt is primarily collateralized by approximately $3.7 billion of leased vehicles and $207 million of program cash.
  (c)
  The outstanding debt is collateralized by approximately $1.3 billion of underlying mortgage loans and $28 million of program cash.
  (d)
  The outstanding debt is collateralized by $502 million of underlying relocation receivables and $14 million of program cash.

  As of March 31, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

  At March 31, 2004, the Company was in compliance with all restrictive and financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

6.     Commitments and Contingencies

  The June 1999 disposition of the Company's fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service ("IRS") has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

  The Company is involved in other pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.     Comprehensive Income

  The components of comprehensive income are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$21	$78
Other comprehensive income (loss):
Currency translation adjustments	1	3
Unrealized losses, net of tax
Cash flow hedges	—	(1)
Available-for-sale securities	(1)	(2)

Total comprehensive income	$21	$78

  The after-tax components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for- Sale Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2004	$12	$5	$(2)	$(32)	$(17)
Current period change	1	—	(1)	—	—

Balance, March 31, 2004	$13	$5	$(3)	$(32)	$(17)

  All components of accumulated other comprehensive loss are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

8.     Stock-Based Compensation

  On January 1, 2003, Cendant began applying the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and, therefore, began allocating compensation expense for employee stock awards to the Company. Accordingly, first quarter 2004 results reflect pretax stock-based compensation expense of approximately $1 million principally in connection with restricted stock units granted to employees. As of March 31, 2004, the number of outstanding restricted stock units granted to the Company's employees was approximately 1 million, with a weighted average grant price of $13.68.

  The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company's employees (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended March 31,
	2004	2003
Reported net income	$21	$78
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	1	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (b)	(1)	(1)

Pro forma net income	$21	$77

  (a)
  During first quarter 2003, the Company did not recognize any compensation expense for employee stock awards as there were no such awards granted by Cendant during the quarter.
  (b)
  Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by Cendant and the then-current fair market value of such award.

9.     Related Party Transactions

  Cendant
  In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries' forecasted revenues. Such expenses amounted to $8 million for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, the Company had outstanding balances of $30 million and $19 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in the Consolidated Condensed Balance Sheets.

  Although the Company has the ability to access the public debt market or available credit facilities for required funding, Cendant may also provide intercompany funding to the Company in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During first quarter 2004 and 2003, interest expense related to such intercompany funding was not significant. No amounts were outstanding at March 31, 2004 or December 31, 2003.

  During both first quarter 2004 and 2003, the Company paid cash dividends of $35 million to Cendant.

  NRT Incorporated
  NRT Incorporated ("NRT"), a real estate brokerage firm, is a wholly-owned subsidiary of Cendant not within the Company's ownership structure. The Company receives real estate referral fees from NRT in connection with referring its relocation clients to NRT for brokerage services. Reflected within the Company's Consolidated Condensed Statements of Income for first quarter 2004 and 2003 are $9 million and $8 million, respectively, of real estate referral fees charged to NRT by the Company. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company's relocation business.

10.   Segment Information

  Management evaluates the operating results of each of its reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization and income taxes. In fourth quarter 2003, the Company began to measure the performance of its mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003 has been revised to present the Company's mortgage and relocation services businesses as separate segments. The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Presented below are the revenue and EBITDA for each of the Company's reportable segments and the reconciliation of EBITDA to income before income taxes.

	Three Months Ended March 31,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Mortgage Services	$152	$1	$268	$97
Relocation Services	106	21	108	21
Fleet Management Services	393	32	376	29

Total Reportable Segments	651	54	752	147
Corporate and Other (*)	(1)	(3)	(1)	(2)

Total Company	$650	$51	$751	$145

Reconciliation:
EBITDA		$51		$145
Less: Non-program related depreciation and amortization		16		15

Income before income taxes		$35		$130

  (*)
  Includes unallocated corporate overhead and the elimination of transactions between segments.

****

Item 2.    Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Commission on March 1, 2004. Unless otherwise noted, all dollar amounts are in millions.

We are a provider of mortgage, relocation and fleet management services and a wholly-owned subsidiary of Cendant Corporation. Our Mortgage Services segment provides home buyers with mortgage services; our Relocation Services segment facilitates employee relocations; and our Fleet Management Services segment provides commercial fleet management and fuel card services.

RESULTS OF OPERATIONS—FIRST QUARTER 2004 VS. FIRST QUARTER 2003

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and "EBITDA," which is defined as net income before non-program related depreciation and amortization and income taxes. In fourth quarter 2003, we began to measure the performance of our mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003 has been revised to present our mortgage and relocation services businesses as separate segments. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Revenues			EBITDA
	2004	2003	% Change	2004	2003	% Change
Mortgage Services	$152	$268	(43)%	1	$97	(99)%
Relocation Services	106	108	(2)	21	21	—
Fleet Management Services	393	376	5	32	29	10

Total Reportable Segments	651	752	(13)	54	147	(63)
Corporate and Other (a)	(1)	(1)	*	(3)	(2)	*

Total Company	$650	$751	(13)	$51	$145

Reconciliation to income before income taxes:
EBITDA				$51	$145
Less: Non-program related depreciation and amortization				16	15

Income before income taxes				$35	$130

*
Not meaningful.
(a)
Includes unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services
As expected, revenues and EBITDA declined significantly in first quarter 2004 due to a slow-down in refinancing activity compared with first quarter 2003. Revenues and EBITDA decreased $116 million (43%) and $96 million (99%), respectively, in first quarter 2004 compared with first quarter 2003.

Revenues from mortgage loan production declined $171 million (58%) in first quarter 2004 compared with first quarter 2003 substantially due to a significant quarter-over-quarter reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $48 million increase in revenues from mortgage servicing activities. Refinancing activity is especially sensitive to the timing and magnitude of interest rate changes. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and slow when interest rates rise (such as in last half of 2003 into first quarter 2004). Furthermore, there is a timing difference between when a borrower makes an application to refinance their loan and when we recognize revenues upon closing or securitization of that loan. Borrower refinance applications are based on the relative interest rates and are an early indicator of loan closings and securitizations. Mortgage interest rates were generally declining through fourth quarter 2002 into first quarter 2003, which drove applications throughout the same period. This resulted in more loan closings and securitizations in first quarter 2003. However, interest rates were generally higher in fourth quarter 2003 and the early part of first quarter 2004; thus we did not experience the same carryover into first quarter 2004 as we experienced in first quarter 2003. This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was the result of a 48% reduction in the volume of loans that we sold and a 28% reduction in the volume of loans closed within our fee based mortgage origination operations. We sold $6.6 billion of mortgage loans in first quarter 2004 compared with $12.7 billion in first quarter 2003, which resulted in a reduction of $153 million (71%) in production revenues. In addition, revenues from our fee-based mortgage-origination activity declined $18 million (23%) as compared with first quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $6.6 billion (37%) to $11.3 billion in first quarter 2004, comprised of a $5.0 billion (41%) reduction in closed loans to be securitized (sold by us) and a $1.6 billion (28%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $695 million (11%) to $6.8 billion in first quarter 2004.

Net revenues from servicing mortgage loans increased $48 million primarily due to $108 million of incremental derivative gains, partially offset by an increase of $67 million in amortization expense and provision for impairment related to our MSR asset, which reflects a change in our hedge accounting policy. This change in policy resulted in the discontinuation of hedge accounting whereby the reduction in the fair value of the MSR asset was recorded as additional provision for impairment during first quarter 2004, rather than an adjustment to the basis of the MSR asset under hedge accounting. This change in hedge accounting policy had no effect on revenues or EBITDA. See Note 3 to our Consolidated Condensed Financial Statements for a more detailed discussion regarding this change in hedge accounting policy. The incremental gains from derivative activities resulted from our strategies to protect earnings in the event there was a decline in the value of our MSR asset, which is predominately caused by fluctuations in interest rates, which tends to impact borrower prepayment activity. In addition, fees received for servicing existing loans in the portfolio increased $12 million (11%) driven by a 15% period-over-period increase in the average servicing portfolio, which rose to $133.2 billion in first quarter 2004.

Operating expenses within this segment declined $20 million in first quarter 2004 due to a lesser amount of direct costs incurred in connection with the decline in mortgage loan production.

Although no assurances can be given, we continue to expect that the comparison of our Mortgage Services segment results will improve in relation to first quarter comparisons.

Relocation Services
Revenues decreased $2 million (2%), while EBITDA remained flat, in first quarter 2004 compared with first quarter 2003. The decrease in revenue principally reflects a change in accounting presentation, which benefited first quarter 2003 revenues (with no impact on EBITDA) and comparatively resulted in a revenue decline versus first quarter 2004. Such decrease was partially offset by higher revenues generated by increased relocation volume during first quarter 2004. Operating and administrative expenses also increased primarily as a result of higher employee costs in the first quarter 2004.

Fleet Management Services
Revenues and EBITDA increased $17 million (5%) and $3 million (10%), respectively, in first quarter 2004 compared with first quarter 2003. In first quarter 2004, we completed the acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets. The operating results of First Fleet were included from the acquisition date forward and contributed incremental revenues of $7 million with a minimal EBITDA impact in first quarter 2004. Apart from the impact of this acquisition, revenues and EBITDA for this segment increased $10 million and $3 million, respectively, principally reflecting organic growth in our fuel card services subsidiary, Wright Express, which was driven by a combination of the addition of new customers and an increase in usage of our fuel card services business' proprietary fuel card product.

LIQUIDITY AND CAPITAL RESOURCES

We present separately the financial data of our management and mortgage programs. These programs are distinct from our other activities as the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Our principal sources of liquidity are cash on hand and our ability to generate cash through operations and financing activities, as well as available funding arrangements and committed credit facilities, each of which is discussed below.

CASH FLOWS
At March 31, 2004, we had $253 million of cash on hand, an increase of $147 million from $106 million at December 31, 2003. The following table summarizes such increase:

	Three Months Ended March 31,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$444	$751	$(307)
Investing activities	(44)	(221)	177
Financing activities	(249)	(485)	236
Effects of exchange rate changes	(4)	(2)	(2)

Net change in cash and cash equivalents	$147	$43	$104

During first quarter 2004, we generated $307 million less cash from operating activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced less cash inflows in first quarter 2004, and weaker operating results. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale).

During first quarter 2004, we used $177 million less cash in investing activities as compared with the same period in 2003. This change principally reflects (i) greater cash inflows relating to our mortgage servicing rights asset and related derivatives ($147 million), (ii) a decrease of $163 million in program cash related principally to the repayment of $350 million of debt issued by Bishop's Gate Residential Mortgage Trust, partially offset by the receipt of cash by Bishop's Gate on the sale of previously originated mortgage loans and (iii) greater cash inflows relating to our relocation receivables ($31 million). Partially offsetting these changes are (i) an additional $95 million used during first quarter 2004 to grow our lease fleet and (ii) a reduction of $44 million in proceeds received on the sale of real estate in the normal course of our mortgage business. Capital expenditures, which were consistent period-over-period, are anticipated to approximate $65 million for 2004.

We used $236 million less cash in financing activities during first quarter 2004 as compared with the same period in 2003 principally reflecting a net decrease of $166 million in repayments of debt under management and mortgage programs during first quarter 2004. In addition, net intercompany funding from Cendant increased $67 million.

FINANCIAL OBLIGATIONS
The following table summarizes the components of our debt under management and mortgage programs:

	As of March 31, 2004	As of December 31, 2003	Change
Asset-Backed Debt:
Vehicle management program (a)	$3,333	$3,118	$215
Mortgage program
Bishop's Gate Residential Mortgage Trust (b)	1,301	1,651	(350)
Other	—	—	—
Relocation program
Apple Ridge Funding LLC	400	400	—
Other	—	—	—

	5,034	5,169	(135)

Unsecured Debt:
Term notes	1,955	1,916	39
Commercial paper	345	164	181
Other	158	132	26

	2,458	2,212	246

Total debt under management and mortgage programs	$7,492	$7,381	$111

(a)
The change in the balance at March 31, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet.
(b)
The change in the balance at March 31, 2004 reflects the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs at March 31, 2004 (except for notes under our vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$1,518	$558	$2,076
Between 1 and 2 years	1,070	186	1,256
Between 2 and 3 years	1,188	1	1,189
Between 3 and 4 years	730	618	1,348
Between 4 and 5 years	487	6	493
Thereafter	41	1,089	1,130

	$5,034	$2,458	$7,492

AVAILABLE FUNDING ARRANGEMENTS AND COMMITTED CREDIT FACILITIES
At March 31, 2004, we had approximately $3.9 billion of available funding arrangements and credit facilities, consisting of:

	Total Capacity	Outstanding Borrowings	Available Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,972	$3,333	$639
Mortgage program
Bishop's Gate Residential Mortgage Trust (c)	2,801	1,301	1,500
Other	300	—	300
Relocation program
Apple Ridge Funding LLC (d)	500	400	100
Other	100	—	100

	7,673	5,034	2,639

Committed Credit Facilities
Maturing in February 2005	1,250	—	1,250

	$8,923	$5,034	$3,889

(a)
Capacity is subject to maintaining sufficient assets to collateralize debt.
(b)
The outstanding debt is primarily collateralized by approximately $3.7 billion of leased vehicles and $207 million of program cash.
(c)
The outstanding debt is collateralized by approximately $1.3 billion of underlying mortgage loans and $28 million of program cash.
(d)
The outstanding debt is collateralized by $502 million of underlying relocation receivables and $14 million of program cash.

We also had an additional $874 million of availability for public debt issuances under a shelf registration statement.

LIQUIDITY RISK
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of March 31, 2004, we were in compliance with all covenants under our material credit and securitization facilities.

Currently our credit ratings are as follows:

	Moody's Investor Service	Standard & Poor's	Fitch Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Moody's, Standard & Poor's and Fitch have all assigned a "stable outlook" to our senior debt. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

CONTRACTUAL OBLIGATIONS
As of March 31, 2004, our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled "Liquidity and Capital Resources—Financial Obligations" and also within Note 5 to our Consolidated Condensed Financial Statements.

ACCOUNTING POLICIES
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled "Critical Accounting Policies" of our 2003 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, financial instruments and goodwill). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On March 9, 2004, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on our consolidated results of operations or financial position, as our current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

Item 3. Quantitative And Qualitative Disclosures About Market Risks

As previously discussed in our 2003 Annual Report on Form 10-K, we assess our market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. We used March 31, 2004 interest rates to perform this sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)
Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  See Exhibit Index

(b)
Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
Date: May 3, 2004
/s/ Richard A. Smith Richard A. Smith President
Date: May 3, 2004	/s/ David B. Wyshner David B. Wyshner Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of PHH Corporation (Incorporated by reference to Exhibit 3-1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 dated November 4, 2002).
3.2
By-laws of PHH Corporation, as amended and restated through October 15, 1990 (Incorporated by reference to Exhibit 3-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
15	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of President Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PHH Corporation and Subsidiaries Table of Contents
FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF INCOME (In millions)
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED BALANCE SHEETS (In millions, except share data)
PHH Corporation and Subsidiaries CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In millions)
PHH Corporation and Subsidiaries NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
  Item 2. Management's Narrative Analysis of the Results of Operations and Liquidity and Capital Resources
RESULTS OF OPERATIONS—FIRST QUARTER 2004 VS. FIRST QUARTER 2003
LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index