Form 10-Q
period 2004-06-30
PHH CORP
filed 2004-08-02
CIK 77776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(973) 428-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days:    Yes  [X]         No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Exchange Act):    Yes [   ]         No  [X]

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this Form with the reduced disclosure format.

PHH Corporation and Subsidiaries

FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “projects”, “estimates”, “plans”, “may increase”, “may fluctuate” and similar expressions or future or conditional verbs such as “will”, “should”, “would”, “may” and “could” are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

●
terrorist attacks, such as the September 11, 2001 terrorist attacks on New York City and Washington, D.C., other attacks, acts of war or measures taken by governments in response thereto may negatively affect our financial results and could also result in a disruption in our business;

●	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

●	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage services and relocation services businesses;

●	the effects of changes in current interest rates, particularly on our mortgage services business and on our financing costs;

●	the outcome of the Company’s evaluation of strategic alternatives for its mortgage business;

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

●	failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

●	our ability to integrate and operate successfully an acquired business and risks associated with such business;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

●
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

●	changes in laws and regulations, including changes in accounting standards, mortgage and real estate related regulations, state, federal and international tax laws and privacy policy regulation.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of PHH Corporation
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the “Company”), a wholly-owned subsidiary of Cendant Corporation, as of June 30, 2004, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion (which included an explanatory paragraph with respect to the adoption of the fair value method of accounting for stock-based compensation and the adoption of the consolidation provisions for variable interest entities in 2003, the non-amortization provisions for goodwill and other indefinite-lived intangible assets in 2002, and the modification of the accounting treatment relating to securitization transactions and the accounting for derivative instruments and hedging activities in 2001, as discussed in Note 2 to the consolidated financial statements) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
July 30, 2004

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Service fees, net	$402	$434	$726	$865
Fleet leasing	360	323	686	643

Net revenues	762	757	1,412	1,508

Expenses
Operating	228	239	437	468
Vehicle depreciation and interest, net	318	296	621	589
General and administrative	84	87	172	171
Non-program related depreciation and amortization	19	15	35	31

Total expenses	649	637	1,265	1,259

Income before income taxes	113	120	147	249
Provision for income taxes	45	49	59	100

Net income	$68	$71	$88	$149

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$78	$106
Restricted cash	239	253
Receivables, net	422	589
Income taxes receivable from Cendant	–	31
Property and equipment, net	186	189
Goodwill	680	657
Deferred income taxes	41	46
Other assets	375	397

Total assets exclusive of assets under programs	2,021	2,268

Assets under management and mortgage programs:
Program cash	271	451
Mortgage loans held for sale	3,173	2,508
Relocation receivables	707	534
Vehicle-related, net	4,164	3,686
Mortgage servicing rights, net	1,855	1,641
Other	170	465

	10,340	9,285

Total assets	$12,361	$11,553

Liabilities and stockholder’s equity
Accounts payable and other accrued liabilities	$910	$818
Income taxes payable to Cendant	17	–
Deferred income	21	15

Total liabilities exclusive of liabilities under programs	948	833

Liabilities under management and mortgage programs:
Debt	8,257	7,381
Deferred income taxes	955	954
Other	74	277

	9,286	8,612

Commitments and contingencies (Note 6)

Stockholder’s equity:
Preferred stock-authorized 3 million shares; none issued and outstanding	–	–
Common stock, no par value-authorized 75 million shares; issued and outstanding 1,000 shares	935	935
Retained earnings	1,208	1,190
Accumulated other comprehensive loss	(16)	(17)

Total stockholder’s equity	2,127	2,108

Total liabilities and stockholder’s equity	$12,361	$11,553

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net income	$88	$149
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	35	31
Net change in assets and liabilities, excluding the impact of acquisitions:
Receivables	23	38
Income taxes and deferred income taxes	49	52
Accounts payable and other accrued liabilities	84	71
Other, net	(5)	(33)

Net cash provided by operating activities exclusive of management and mortgage programs	274	308

Management and mortgage programs:
Vehicle depreciation	572	544
Amortization and impairment of mortgage servicing rights	65	453
Net (loss) gain on mortgage servicing rights and related derivatives	170	(132)
Origination of mortgage loans	(19,920)	(31,512)
Proceeds on sale of and payments from mortgage loans held for sale	19,242	31,209
Other	3	39

	132	601

Net cash provided by operating activities	406	909

Investing Activities
Property and equipment additions	(22)	(27)
Net assets acquired, net of cash acquired, and acquisition-related payments	(26)	–
Other, net	16	73

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(32)	46

Management and mortgage programs:
Decrease in program cash	180	96
Investment in vehicles	(3,096)	(2,571)
Payments received on investment in vehicles	2,365	2,050
Equity advances on homes under management	(2,148)	(2,566)
Repayment on advances on homes under management	2,133	2,474
Additions to mortgage servicing rights	(281)	(465)
Cash received (paid) on derivatives related to mortgage servicing rights, net	(109)	526
Other, net	45	20

	(911)	(436)

Net cash used in investing activities	(943)	(390)

Financing Activities
Principal payments on borrowings	(2)	–
Net intercompany funding from (to) Parent	8	(63)
Payment of dividends	(70)	(70)

Net cash used in financing activities exclusive of management and mortgage programs	(64)	(133)

Management and mortgage programs:
Proceeds from borrowings	2,036	10,291
Principal payments on borrowings	(2,308)	(10,327)
Net change in short-term borrowings	848	(338)
Other, net	(3)	(8)

	573	(382)

Net cash provided by (used in) financing activities	509	(515)

Effect of changes in exchange rates on cash and cash equivalents	–	(6)

Net decrease in cash and cash equivalents	(28)	(2)
Cash and cash equivalents, beginning of period	106	30

Cash and cash equivalents, end of period	$78	$28

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.	Summary of Significant Accounting Policies

Basis of Presentation
PHH Corporation is a provider of mortgage, relocation and fleet management services operating in the following business segments:

●	Mortgage Services-provides home buyers with mortgage lending services.

●	Relocation Services-facilitates employee relocations.

●	Fleet Management Services-provides commercial fleet management and fuel card services.

The accompanying unaudited Consolidated Condensed Financial Statements include the accounts and transactions of PHH Corporation and its subsidiaries (“PHH”), as well as entities in which PHH directly or indirectly has a controlling financial interest (collectively, the “Company”). The Company is a wholly-owned subsidiary of Cendant Corporation (“Cendant”). Pursuant to certain covenant requirements in the indenture under which the Company has issued debt, the Company continues to operate and maintain its status as a separate public reporting entity. In presenting the Consolidated Condensed Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K filed on March 1, 2004.

The Company’s Consolidated Condensed Financial Statements present separately the financial data of the Company’s management and mortgage programs. These programs are distinct from the Company’s other activities since the assets are generally funded through the issuance of debt that is collateralized by such assets. Specifically, assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

Changes in Accounting Policies
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105- Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

2.	Acquisitions

First Fleet Corporation. On February 27, 2004, the Company acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets, for approximately $30 million in cash. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $18 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Fleet Management Services segment.

Other. During 2004, the Company acquired a mortgage company for approximately $5 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $4 million, which was assigned to the Company’s Mortgage Services segment.

3.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Six Months Ended
	June 30,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	20,013	31,935
Payoffs/curtailments	(17,362)	(27,802)
Purchases, net	2,847	9,203

Balance, June 30, (*)	$141,925	$127,415

(*)
Does not include approximately $2.4 billion and $1.9 billion of home equity loans serviced by the Company as of June 30, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company’s servicing portfolio was 5.2% and 5.7% as of June 30, 2004 and 2003, respectively.

Approximately $6.1 billion (approximately 4%) of loans within the Company’s servicing portfolio as of June 30, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.6 billion of the $6.1 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance (equal to the fair value of the recourse obligation) for estimated losses. At June 30, 2004, the allowance approximated $10 million. There was no significant activity that caused the Company to utilize this provision during the three or six months ended June 30, 2004 and 2003.

The activity in the Company’s capitalized mortgage servicing rights (“MSR”) asset consisted of:

	Six Months Ended
	June 30,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	281	465
Changes in fair value	–	(127)
Amortization	(157)	(296)
Sales	(3)	(8)
Permanent impairment	(10)	(160)

Balance, June 30,	2,126	1,757

Valuation Allowance
Balance, January 1,	(374)	(503)
Recovery of (provision for) impairment	92	(157)
Reductions	1	3
Permanent impairment	10	160

Balance, June 30,	(271)	(497)

Mortgage Servicing Rights, net	$1,855	$1,260

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company changed its hedge accounting policy by designating the full change in fair value of the MSR asset as its hedged risk. As a result of this change, the Company discontinued hedge accounting until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. This documentation was not completed during the six months ended June 30, 2004; therefore, all of the derivatives associated with the MSR asset were designated as freestanding during such period.

The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Six Months Ended
	June 30,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	238	255
Changes in fair value	(170)	259
Sales/proceeds received	(129)	(781)

Net balance, June 30, (*)	$24	$118

(*)
At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At June 30, 2004, the net balance represents the gross asset of $54 million net of the gross liability of $30 million. The gross asset and liability amounts are recorded within other assets under management and mortgage programs and other liabilities under management and mortgage programs, respectively, on the Company’s Consolidated Condensed Balance Sheets.

The net impact to the Company’s Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Adjustment of MSR asset under hedge accounting	$–	$(139)	$–	$(127)
Net gain (loss) on derivatives related to MSR asset	(341)	208	(170)	259

Net gain (loss)	(341)	69	(170)	132
Recovery of (provision for) MSR asset valuation allowance	284	(96)	92	(157)

Net impact	$(57)	$(27)	$(78)	$(25)

Based upon the composition of the portfolio as of June 30, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $140 million, $270 million, $240 million, $210 million, $180 million and $160 million, respectively. As of June 30, 2004, the MSR portfolio had a weighted average life of approximately 5.9 years.

4.	Vehicle Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are as follows:

	As of	As of
	June 30,	December 31,
	2004	2003
Vehicles under open-end operating leases	$5,978	$5,429
Vehicles under closed-end operating leases	178	156

Vehicles held for leasing	6,156	5,585
Vehicles held for sale	14	13

	6,170	5,598
Less: Accumulated depreciation	(2,537)	(2,323)

Total investment in leased vehicles, net	3,633	3,275
Plus: Receivables under direct financing leases	132	129
Plus: Fuel card related receivables	399	282

Total vehicle-related, net	$4,164	$3,686

The components of vehicle depreciation and interest, net are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Depreciation expense	$292	$274	$572	$544
Interest expense, net	27	21	50	44
(Gain) loss on sales of vehicles, net	(1)	1	(1)	1

Total	$318	$296	$621	$589

5.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs consisted of:

	As of	As of
	June 30,	December 31,
	2004	2003
Asset-Backed Debt:
Vehicle management program (a)	$3,454	$3,118
Mortgage program (b)	1,913	1,651
Relocation program	400	400

	5,767	5,169

Unsecured Debt:
Term notes	1,838	1,916
Commercial paper	407	164
Other	245	132

	2,490	2,212

Total debt under management and mortgage programs	$8,257	$7,381

(a)	The change in the balance at June 30, 2004 principally reflects debt assumed in connection with the Company’s acquisition of First Fleet.

(b)	The change in the balance at June 30, 2004 primarily reflects net commercial paper borrowings of $607 million, partially offset by the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs at June 30, 2004 (except for notes issued under the Company’s vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,178	$805	$2,983
Between 1 and 2 years	1,111	35	1,146
Between 2 and 3 years	1,161	168	1,329
Between 3 and 4 years	689	448	1,137
Between 4 and 5 years	449	183	632
Thereafter	179	851	1,030

	$5,767	$2,490	$8,257

As of June 30, 2004, available funding under the Company’s asset-backed debt programs and committed credit facilities related to the Company’s management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,743	$3,454	$289
Mortgage program (c)	3,116	1,913	1,203
Relocation program (d)	600	400	200

	7,459	5,767	1,692

Committed Credit Facilities
Maturing in June 2007	1,250	–	1,250

	$8,709	$5,767	$2,942

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $4.0 billion of leased vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $2.0 billion of underlying mortgage loans.

(d)	The outstanding debt is collateralized by $475 million of underlying relocation receivables and related assets.

As of June 30, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

At June 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

6.	Commitments and Contingencies

The June 1999 disposition of the Company’s fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service (“IRS”) has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling, the Company believes that, based upon analysis of current tax law, its position would prevail, if challenged.

The Company is involved in other pending litigation, which, in the opinion of management, should not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

7.	Comprehensive Income

The components of comprehensive income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$68	$71	$88	$149
Other comprehensive income (loss):
Currency translation adjustments	(1)	7	–	10
Unrealized gains (losses), net of tax:
Cash flow hedges	1	(1)	1	(2)
Available-for-sale securities	1	(2)	–	(4)

Total comprehensive income	$69	$75	$89	$153

The after-tax components of accumulated other comprehensive loss are as follows:

			Unrealized	Minimum	Accumulated
	Currency	Unrealized	Losses on	Pension	Other
	Translation	Gains on Cash	Available-for-	Liability	Comprehensive
	Adjustments	Flow Hedges	Sale Securities	Adjustment	Income (Loss)
Balance, January 1, 2004	$12	$5	$(2)	$(32)	$(17)
Current period change	–	1	–	–	1

Balance, June 30, 2004	$12	$6	$(2)	$(32)	$(16)

All components of accumulated other comprehensive loss are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

8.	Stock-Based Compensation

On January 1, 2003, Cendant began applying the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and, therefore, began allocating compensation expense for employee stock awards to the Company. Accordingly, the three and six months ended June 30, 2004 results reflect pretax stock-based compensation expense of approximately $1 million and $2 million, respectively, principally in connection with restricted stock units granted to employees. As of June 30, 2004, the number of outstanding restricted stock units granted to the Company’s employees was approximately 2 million, with a weighted average grant price of $18.29.

The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported net income	$68	$71	$88	$149
Add back: Stock-based employee compensation expense included in reported net income, net of tax	1	–	1	–
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (a)	(1)	(1)	(1)	(2)

Pro forma net income	$68	$70	$88	$147

(a)
Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by Cendant and the then-current fair market value of such award.

9.	Related Party Transactions

Cendant
In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million for both the three months ended June 30, 2004 and 2003 and $16 million and $17 million for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, the Company had outstanding balances of $29 million and $19 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in the Company’s Consolidated Condensed Balance Sheets.

During the six months ended June 30, 2004 and 2003, the Company paid cash dividends of $70 million to Cendant.

NRT Incorporated
NRT Incorporated (“NRT”), a real estate brokerage firm, is a wholly-owned subsidiary of Cendant not within the Company’s ownership structure. The Company receives real estate referral fees from NRT in connection with referring its relocation clients to NRT for brokerage services. Reflected within the Company’s Consolidated Condensed Statements of Income for the three months ended June 30, 2004 and 2003 are $12 million and $10 million, respectively, of real estate referral fees charged to NRT by the Company. For the six months ended June 30, 2004 and 2003, the Company recorded real estate referral fees of $21 million and $18 million, respectively. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company’s relocation business.

10.	Segment Information

Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before non-program related depreciation and amortization and income taxes. In the fourth quarter of 2003, the Company began to measure the performance of its mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003 has been revised to present the Company’s mortgage and relocation services businesses as separate segments. The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Presented below are the revenue and EBITDA for each of the Company’s reportable segments and the reconciliation of EBITDA to income before income taxes.

	Three Months Ended June 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Mortgage Services	$217	$58	$266	$70
Relocation Services	114	38	111	37
Fleet Management Services	431	37	380	30

Total Reportable Segments	762	133	757	137
Corporate and Other (*)	–	(1)	–	(2)

Total Company	$762	$132	$757	$135

Reconciliation:
EBITDA		$132		$135
Less: Non-program related depreciation and amortization		19		15

Income before income taxes		$113		$120

	Six Months Ended June 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Mortgage Services	$370	$59	$534	$167
Relocation Services	220	59	219	58
Fleet Management Services	824	68	756	59

Total Reportable Segments	1,414	186	1,509	284
Corporate and Other (*)	(2)	(4)	(1)	(4)

Total Company	$1,412	$182	$1,508	$280

Reconciliation:
EBITDA		$182		$280
Less: Non-program related depreciation and amortization		35		31

Income before income taxes		$147		$249

(*)	Includes unallocated corporate overhead and the elimination of transactions between segments.

11.	Subsequent Events

Potential Sale of Mortgage Business
On July 20, 2004, Cendant announced that it is in discussions with a potential purchaser regarding the sale of the Company’s mortgage business as well as the creation of an ongoing relationship between the parties providing for Cendant’s continued participation in the mortgage business through its residential real estate, relocation and settlement services businesses. The terms of the potential transaction are subject to approval by Cendant’s Board of Directors, completion of due diligence, determination of an appropriate structure regarding Cendant’s ongoing participation in the mortgage business and negotiation of definitive agreements. There can be no assurance that the parties will enter into a definitive agreement for any transaction or that any transaction will be completed.

* * * *

Item 2.	Management’s Narrative Analysis of the Results of Operations and Liquidity and Capital Resources

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Commission on March 1, 2004. Unless otherwise noted, all dollar amounts are in millions.

We are a provider of mortgage, relocation and fleet management services and a wholly-owned subsidiary of Cendant Corporation. Our Mortgage Services segment provides home buyers with mortgage lending services; our Relocation Services segment facilitates employee relocations; and our Fleet Management Services segment provides commercial fleet management and fuel card services.

Cendant is currently in discussions with a potential purchaser regarding the sale of our mortgage business and the creation of an ongoing relationship between the parties providing for Cendant’s continued participation in the mortgage business through its residential real estate, relocation and settlement services businesses. The terms of the potential transaction are subject to approval by Cendant’s Board of Directors, completion of due diligence, determination of an appropriate structure regarding Cendant’s ongoing participation in the mortgage business and negotiation of definitive agreements. There can be no assurance that the parties will enter into a definitive agreement for any transaction or that any transaction will be completed.

RESULTS OF OPERATIONS

Discussed below are the results of operations for each of our reportable segments. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as net income before non-program related depreciation and amortization and income taxes. In the fourth quarter of 2003, we began to measure the performance of our mortgage and relocation services businesses separate and apart from one another. Therefore, the information presented below for 2003 has been revised to present our mortgage and relocation services businesses as separate segments. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Three Months Ended June 30, 2004 VS. Three Months Ended June 30, 2003

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Mortgage Services	$217	$266	(18)%	$58	$70	(17)%
Relocation Services	114	111	3	38	37	3
Fleet Management Services	431	380	13	37	30	23

Total Reportable Segments	762	757	1	133	137	(3)
Corporate and Other (a)	–	–	*	(1)	(2)	*

Total Company	$762	$757	1	$132	$135

Reconciliation to income before income taxes:
EBITDA				$132	$135
Less: Non-program related depreciation and amortization				19	15

Income before income taxes				$113	$120

*	Not meaningful.

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services
As expected, revenues and EBITDA declined $49 million (18%) and $12 million (17%), respectively, in second quarter 2004 due to a slow-down in refinancing activity compared with second quarter 2003.

Revenues from mortgage loan production declined $121 million (34%) in second quarter 2004 compared with second quarter 2003 substantially due to a significant quarter-over-quarter reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $72 million increase in revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and decrease when interest rates rise (such as in last half of 2003 and during the second quarter 2004). This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was primarily the result of a 36% reduction in the volume of loans that we sold and a 9% reduction in the volume of loans closed within our fee-based mortgage origination operations. We sold $10.4 billion of mortgage loans in second quarter 2004 compared with $16.3 billion in second quarter 2003, which resulted in a reduction of $104 million (41%) in production revenues. In addition, revenues from our fee-based mortgage origination activity declined $17 million (16%) as compared with second quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $5.7 billion (24%) to $17.6 billion in second quarter 2004 compared with 2003, comprised of a $5.1 billion (30%) reduction in closed loans to be securitized (sold by us) and a $549 million (9%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $1.4 billion (15%) to $10.7 billion in second quarter 2004.

Net revenues from servicing mortgage loans increased $72 million, which reflects an increase of $14 million (13%) in gross recurring servicing fees (fees received for servicing existing loans in the portfolio), an increase of $12 million in other servicing revenue and a decrease of $46 million in amortization expense and provision for impairment related to our mortgage servicing rights asset (“MSR”), net of derivative activity. The increase of $14 million in gross recurring servicing fees was driven by a 14% period-over-period increase in the average servicing portfolio, which rose to $136.2 billion in second quarter 2004. The decrease in amortization expense and provision for impairment, net of derivative activity, is primarily attributable to the lower prepayment rates experienced in second quarter 2004 compared with second quarter 2003.

Operating expenses within this segment declined $37 million in second quarter 2004 due to the decline in mortgage loan production discussed above.

Relocation Services
Revenues and EBITDA increased $3 million (3%) and $1 million (3%), respectively, in second quarter 2004 compared with second quarter 2003 primarily due to higher average fees earned on referrals as a result of increased home values and the impact of an increase in volume, both of which are partially offset by a reduction in management fees and ancillary revenues.

Fleet Management Services
Revenues and EBITDA increased $51 million (13%) and $7 million (23%), respectively, in second quarter 2004 compared with second quarter 2003 primarily as a result of our acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets in first quarter 2004. The operating results of First Fleet were included from the acquisition date forward and contributed incremental revenues and EBITDA of $37 million and $1 million, respectively, in second quarter 2004. Apart from the impact of this acquisition, revenues and EBITDA for this segment increased $14 million and $6 million, respectively, in second quarter 2004 principally reflecting organic growth in our fuel card services subsidiary, Wright Express, which was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

Six Months Ended June 30, 2004 VS. Six Months Ended June 30, 2003

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Mortgage Services	$370	$534	(31)%	$59	$167	(65)%
Relocation Services	220	219	–	59	58	2
Fleet Management Services	824	756	9	68	59	15

Total Reportable Segments	1,414	1,509	(6)	186	284	(35)
Corporate and Other (a)	(2)	(1)	*	(4)	(4)	*

Total Company	$1,412	$1,508	(6)	$182	$280

Reconciliation to income before income taxes:
EBITDA				$182	$280
Less: Non-program related depreciation and amortization				35	31

Income before income taxes				$147	$249

*	Not meaningful.

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services
As expected, revenues and EBITDA declined significantly in the six months ended June 30, 2004 due to a slow-down in refinancing activity compared with the same period in 2003. Revenues and EBITDA decreased $164 million (31%) and $108 million (65%), respectively, in the six months ended June 30, 2004 compared with the same period in 2003.

Revenues from mortgage loan production declined $291 million (45%) in the six months ended June 30, 2004 compared with the same period in 2003 substantially due to a significant year-over-year reduction in refinancing levels, as well as lower margins on loan sales. This decline was partially offset by a $126 million increase in revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates. Refinancing volumes typically increase when interest rates are falling (such as in the last half of 2002 and the first half of 2003) and slow when interest rates rise (such as in the last half of 2003 and during the second quarter 2004). This factor, along with increased competitive pricing pressures, caused revenue from mortgage loan production to decrease.

The decline in revenues from mortgage loan production was the result of a 41% reduction in the volume of loans that we sold and an 18% reduction in the volume of loans closed within our fee-based mortgage origination operations. We sold $17.0 billion of mortgage loans in the six months ended June 30, 2004 compared with $29.0 billion in the same period in 2003, which resulted in a reduction of $257 million (55%) in production revenues. In addition, revenues from our fee-based mortgage origination activity declined $34 million (19%) as compared with second quarter 2003. Production revenue on fee-based loans is generated at the time of closing, whereas originated mortgage loans held for sale generate revenue at the time we sell the loans (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. Total mortgage loans closed declined $12.3 billion (30%) to $28.9 billion in the six months ended June 30, 2004, comprised of a $10.2 billion (35%) reduction in closed loans to be securitized (sold by us) and a $2.1 billion (18%) reduction in closed loans that were fee-based. Although we experienced a decline in total mortgage refinancing activity, purchase mortgage closings increased $2.1 billion (13%) to $17.5 billion in the six months ended June 30, 2004.

Net revenues from servicing mortgage loans increased $126 million, which reflects an increase of $26 million (12%) in gross recurring servicing fees (fees received for servicing existing loans in the portfolio), an increase of $14 million in other servicing revenue and a decrease of $86 million in amortization expense and provision for impairment related to our mortgage servicing rights asset, net of derivative activity. The increase of $26 million in gross recurring servicing fees was driven by a 14% period-over-period increase in the average servicing portfolio, which rose to $134.7 billion in the six months ended June 30, 2004. The decrease in amortization expense and provision for impairment, net of derivative activity, is primarily attributable to the lower prepayment rates experienced in the six months ended June 30, 2004 compared with the same period in 2003.

Operating expenses within this segment declined $57 million in the six months ended June 30, 2004 due to the decline in mortgage loan production discussed above.

Relocation Services
Revenues and EBITDA both increased $1 million in the six months ended June 30, 2004 compared with the same period in 2003 primarily due to higher average fees earned on referrals as a result of increased home values and the impact of an increase in volume, both of which are substantially offset by a reduction in management fees and ancillary revenues.

Fleet Management Services
Revenues and EBITDA increased $68 million (9%) and $9 million (15%), respectively, in the six months ended June 30, 2004 compared with the same period in 2003 primarily as a result of our acquisition of First Fleet, the operating results of which were included from the acquisition date forward. First Fleet contributed incremental revenues of $44 million, with no EBITDA contribution, in the six months ended June 30, 2004. Apart from the impact of this acquisition, revenues and EBITDA for this segment increased $24 million and $9 million, respectively, in the six months ended June 30, 2004 principally reflecting organic growth in our fuel card services subsidiary, Wright Express, which was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

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

Cash Flows
At June 30, 2004, we had $78 million of cash on hand, a decrease of $28 million from $106 million at December 31, 2003. The following table summarizes such decrease:

	Six Months Ended June 30,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$406	$909	$(503)
Investing activities	(943)	(390)	(553)
Financing activities	509	(515)	1,024
Effects of exchange rate changes	–	(6)	6

Net change in cash and cash equivalents	$(28)	$(2)	$(26)

During the six months ended June 30, 2004, we generated $503 million less cash from operating activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced less cash inflows in the six months ended June 30, 2004, and weaker operating results primarily due to our mortgage services business. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale).

During the six months ended June 30, 2004, we used $553 million more cash in investing activities as compared with the same period in 2003. This change principally reflects the activities of our management and mortgage programs, which produced a greater cash outflow in the six months ended June 30, 2004 compared with the corresponding period in 2003. Period-over-period, our mortgage services business utilized $451 million more cash associated with its MSR asset and related risk management activities. In addition, our fleet management business utilized approximately $210 million more cash in 2004 compared with the same period in 2003 primarily due to a decrease in proceeds received on the sale of vehicles, which resulted from competitive pressures in the vehicle industry. These incremental cash outflows were partially offset by an additional $77 million generated from our relocation business during 2004. Capital expenditures, which were relatively consistent period-over-period, are anticipated to be in the range of $50 million to $60 million for 2004.

During the six months ended June 30, 2004, our financing activities produced $509 million of cash inflows, compared to using $515 million of cash in the corresponding period in 2003. This change reflects a net increase of $950 million in proceeds from issuances of debt under management and mortgage programs during 2004 to support the creation or purchase of assets under management and mortgage programs. In addition, because there was minimal intercompany funding activity with Cendant in 2004, net cash flows associated with such funding increased $71 million period-over-period.

Financial Obligations
The following table summarizes the components of our debt under management and mortgage programs:

	As of	As of
	June 30,	December 31,
	2004	2003	Change
Asset-Backed Debt:
Vehicle management program (a)	$3,454	$3,118	$336
Mortgage program (b)	1,913	1,651	262
Relocation program	400	400	–

	5,767	5,169	598

Unsecured Debt:
Term notes	1,838	1,916	(78)
Commercial paper	407	164	243
Other	245	132	113

	2,490	2,212	278

Total debt under management and mortgage programs	$8,257	$7,381	$876

(a)	The change in the balance at June 30, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet.

(b)	The change in the balance at June 30, 2004 primarily reflects net commercial paper borrowings of $607 million, partially offset by the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs at June 30, 2004 (except for notes issued under our vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$2,178	$805	$2,983
Between 1 and 2 years	1,111	35	1,146
Between 2 and 3 years	1,161	168	1,329
Between 3 and 4 years	689	448	1,137
Between 4 and 5 years	449	183	632
Thereafter	179	851	1,030

	$5,767	$2,490	$8,257

Available Funding Arrangements and Committed Credit Facilities
At June 30, 2004, we had approximately $2.9 billion of available funding arrangements and credit facilities, consisting of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,743	$3,454	$289
Mortgage program (c)	3,116	1,913	1,203
Relocation program (d)	600	400	200

	7,459	5,767	1,692

Committed Credit Facilities
Maturing in June 2007	1,250	–	1,250

	$8,709	$5,767	$2,942

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $4.0 billion of leased vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $2.0 billion of underlying mortgage loans.

(d)	The outstanding debt is collateralized by $475 million of underlying relocation receivables and related assets.

We also had an additional $874 million of availability for public debt issuances under a shelf registration statement.

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of June 30, 2004, we were in compliance with all financial covenants under our material credit and securitization facilities.

Currently our credit ratings are as follows:

Moody's
	Investor	Standard	Fitch
	Service	& Poor's	Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Moody’s Investor Service and Fitch Ratings have assigned a “stable outlook” to our senior debt ratings, while Standard and Poor’s has assigned “developing implications.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations
Our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled “Liquidity and Capital Resources-Financial Obligations”.

Accounting Policies
The majority of our businesses operate in environments where we are paid a fee for a service performed. Therefore, the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex. However, in presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within the section entitled “Critical Accounting Policies” of our 2003 Annual Report on Form 10-K are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results (mortgage servicing rights, financial instruments and goodwill). There have not been any significant changes to those accounting policies or to our assessment of which accounting policies we would consider to be critical accounting policies.

Changes In Accounting Policies
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105-Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on our consolidated results of operations, financial position or cash flows, as our preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

Item 4.	Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)
Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index

(b)	Reports on Form 8-K

On June 30, 2004, we filed a current report on Form 8-K to report under Item 5 that we entered into a three-year $1.25 billion revolving credit facility with a banking group led by JPMorgan Chase Bank, as Administrative Agent.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION

Date: August 2, 2004	/s/ Richard A. Smith

Richard A. Smith President

Date: August 2, 2004	/s/ David B. Wyshner

David B. Wyshner Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation of PHH Corporation (Incorporated by reference to Exhibit 3-1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

3.2
By-laws of PHH Corporation, as amended and restated through October 15, 1990 (Incorporated by reference to Exhibit 3-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1
Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, as Borrower, the Lenders referred to therein, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and Calyon New York Branch, as Documentation Agents and JPMorgan Chase Bank, as Administrative Agent, J. P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 30, 2004).

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