Form 10-Q
period 2004-09-30
PHH CORP
filed 2004-11-02
CIK 77776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

●
the ability of Cendant Corporation, our parent company, to distribute our common stock to its shareholders in a tax-free spin-off as further described in this report, and, if successful, the effects of the spin-off; our ability to enter into ongoing relationships with Cendant to continue to derive benefits from cross-selling mortgage services to customers of Cendant’s real estate franchise, relocation and settlement services businesses; and our ability to replace services that Cendant will provide to us on a transitional basis;

●	our ability to effectuate the distribution to Cendant Corporation of our relocation and fuel card businesses;

●	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

●	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

●	failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

●	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

●	our ability to integrate and operate successfully an acquired business and risks associated with such business;

●	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by our financing arrangements and to maintain our credit ratings;

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
Parsippany, New Jersey

We have reviewed the accompanying consolidated condensed balance sheet of PHH Corporation and subsidiaries (the “Company”), a wholly-owned subsidiary of Cendant Corporation, as of September 30, 2004, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
October 29, 2004

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Service fees, net	$373	$429	$1,101	$1,294
Fleet leasing	380	341	1,065	984

Net revenues	753	770	2,166	2,278

Expenses
Operating	248	238	686	705
Vehicle depreciation and interest, net	325	294	946	882
General and administrative	65	89	237	261
Non-program related depreciation and amortization	19	15	54	46

Total expenses	657	636	1,923	1,894

Income before income taxes	96	134	243	384
Provision for income taxes	37	53	96	154

Net income	$59	$81	$147	$230

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$325	$106
Restricted cash	241	253
Receivables, net	459	589
Income taxes receivable from Cendant	–	31
Property and equipment, net	184	189
Goodwill	681	657
Deferred income taxes	41	46
Other assets	357	397

Total assets exclusive of assets under programs	2,288	2,268

Assets under management and mortgage programs:
Program cash	324	451
Mortgage loans held for sale	2,150	2,508
Relocation receivables	761	534
Vehicle-related, net	4,098	3,686
Mortgage servicing rights, net	1,653	1,641
Other	151	465

	9,137	9,285

Total assets	$11,425	$11,553

Liabilities and stockholder’s equity
Accounts payable and other accrued liabilities	$879	$818
Income taxes payable to Cendant	50	–
Deferred income	23	15

Total liabilities exclusive of liabilities under programs	952	833

Liabilities under management and mortgage programs:
Debt	7,298	7,381
Deferred income taxes	954	954
Other	68	277

	8,320	8,612

Commitments and contingencies (Note 6)
Stockholder’s equity:
Preferred stock—authorized 3 million shares; none issued and outstanding	–	–
Common stock, no par value—authorized 75 million shares; issued and outstanding 1,000 shares	935	935
Retained earnings	1,232	1,190
Accumulated other comprehensive loss	(14)	(17)

Total stockholder’s equity	2,153	2,108

Total liabilities and stockholder’s equity	$11,425	$11,553

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities
Net income	$147	$230
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	54	46
Net change in assets and liabilities, excluding the impact of acquisitions:
Receivables	(17)	(14)
Income taxes and deferred income taxes	83	73
Accounts payable and other accrued liabilities	54	58
Other, net	22	(87)

Net cash provided by operating activities exclusive of management and mortgage programs	343	306

Management and mortgage programs:
Vehicle depreciation	869	817
Amortization and impairment of mortgage servicing rights	386	735
Net gain on mortgage servicing rights and related derivatives	(70)	(150)
Origination of mortgage loans	(28,772)	(53,168)
Proceeds on sale of and payments from mortgage loans held for sale	29,137	52,100
Other	(12)	23

	1,538	357

Net cash provided by operating activities	1,881	663

Investing Activities
Property and equipment additions	(37)	(35)
Net assets acquired, net of cash acquired, and acquisition-related payments	(27)	(33)
Other, net	20	94

Net cash provided by (used in) investing activities exclusive of management and mortgage programs	(44)	26

Management and mortgage programs:
Decrease in program cash	127	73
Investment in vehicles	(1,492)	(1,371)
Payments received on investment in vehicles	498	639
Equity advances on homes under management	(3,565)	(4,439)
Repayment on advances on homes under management	3,503	4,383
Additions to mortgage servicing rights	(401)	(819)
Cash received on derivatives related to mortgage servicing rights, net	132	273
Other, net	53	32

	(1,145)	(1,229)

Net cash used in investing activities	(1,189)	(1,203)

Financing Activities
Net intercompany funding to Parent	11	(53)
Payment of dividends	(105)	(105)
Other, net	(3)	(4)

Net cash used in financing activities exclusive of management and mortgage programs	(97)	(162)

Management and mortgage programs:
Proceeds from borrowings	3,642	18,544
Principal payments on borrowings	(3,972)	(17,393)
Net change in short-term borrowings	(41)	(276)
Other, net	(6)	(10)

	(377)	865

Net cash provided by (used in) financing activities	(474)	703

Effect of changes in exchange rates on cash and cash equivalents	1	(8)

Net increase in cash and cash equivalents	219	155
Cash and cash equivalents, beginning of period	106	30

Cash and cash equivalents, end of period	$325	$185

See Notes to Consolidated Condensed Financial Statements.

PHH Corporation and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.	Summary of Significant Accounting Policies

Basis of Presentation
PHH Corporation is a provider of mortgage, relocation and fleet management services operating in the following business segments:

●	Mortgage Services—provides home buyers with mortgage lending services.
●	Relocation Services—facilitates employee relocations.
●	Fleet Management Services—provides commercial fleet management and fuel card services.

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

Change in Accounting Policy

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

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

Other. During 2004, the Company acquired a mortgage services company for approximately $5 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $5 million, which was assigned to the Company’s Mortgage Services segment.

3.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Balance, January 1,	$136,427	$114,079
Additions	27,327	53,858
Payoffs/curtailments	(24,656)	(46,365)
Purchases, net	5,616	11,354

Balance, September 30, (*)	$144,714	$132,926

(*)
Does not include approximately $2.6 billion and $2.1 billion of home equity loans serviced by the Company as of September 30, 2004 and 2003, respectively. The weighted average note rate on all the underlying mortgages within the Company’s servicing portfolio was 5.3% and 5.4% as of September 30, 2004 and 2003, respectively.

Approximately $6.6 billion (approximately 5%) of loans within the Company’s servicing portfolio as of September 30, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $6.0 billion of the $6.6 billion) represents sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance for estimated losses, which is determined based upon the Company’s history of actual loss experience under the program. Such allowance and the related activity is not significant to the Company’s results of operations or financial position.

The activity in the Company’s capitalized mortgage servicing rights (“MSR”) asset consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Balance, January 1,	$2,015	$1,883
Additions, net	401	819
Changes in fair value	–	66
Amortization	(230)	(578)
Sales	(4)	(11)
Permanent impairment	(11)	(315)

Balance, September 30,	2,171	1,864

Valuation Allowance
Balance, January 1,	(374)	(503)
Provision for impairment	(156)	(157)
Reductions	1	4
Permanent impairment	11	315

Balance, September 30,	(518)	(341)

Mortgage Servicing Rights, net	$1,653	$1,523

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company designated the full change in fair value of its MSR asset as the hedged risk and, as a result, discontinued hedge accounting treatment until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. During the nine months ended September 30, 2004 all of the derivatives associated with the MSR asset were designated as freestanding derivatives.

The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Nine Months Ended
	September 30,
	2004	2003
Net balance, January 1, (*)	$85	$385
Additions, net	422	288
Changes in fair value	70	84
Sales/proceeds received	(554)	(561)

Net balance, September 30, (*)	$23	$196

(*)
At January 1, 2004, the net balance represents the gross asset of $316 million net of the gross liability of $231 million. At September 30, 2004, the net balance represents the gross asset of $71 million net of the gross liability of $48 million. The gross asset and liability amounts are recorded within other assets under management and mortgage programs and other liabilities under management and mortgage programs, respectively, on the Company’s Consolidated Condensed Balance Sheets.

The net impact to the Company’s Consolidated Condensed Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Adjustment of MSR asset under hedge accounting	$–	$193	$–	$66
Net gain (loss) on derivatives related to MSR asset	240	(175)	70	84

Net gain	240	18	70	150
Provision for MSR asset valuation allowance	(249)	–	(156)	(157)

Net impact	$(9)	$18	$(86)	$(7)

Based upon the composition of the portfolio as of September 30, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the remainder of 2004 and the five succeeding fiscal years to approximate $90 million, $320 million, $270 million, $230 million, $190 million and $160 million, respectively. As of September 30, 2004, the MSR portfolio had a weighted average life of approximately 5.1 years.

4.	Vehicle Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are as follows:

	As of	As of
	September 30,	December 31,
	2004	2003
Vehicles under open-end operating leases	$6,147	$5,429
Vehicles under closed-end operating leases	178	156

Vehicles held for leasing	6,325	5,585
Vehicles held for sale	2	13

	6,327	5,598
Less: Accumulated depreciation	(2,778)	(2,323)

Total investment in leased vehicles, net	3,549	3,275
Plus: Receivables under direct financing leases	135	129
Plus: Fuel card related receivables	414	282

Total vehicle-related, net	$4,098	$3,686

The components of vehicle depreciation and interest, net are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Depreciation expense	$297	$272	$869	$817
Interest expense, net	29	22	79	65
(Gain) loss on sales of vehicles, net	(1)	–	(2)	–

Total	$325	$294	$946	$882

5.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs consisted of:

	As of	As of
	September 30,	December 31,
	2004	2003
Asset-Backed Debt:
Vehicle management program (a)	$3,391	$3,118
Mortgage program (b)	1,305	1,651
Relocation program	400	400

	5,096	5,169

Unsecured Debt:
Term notes	1,848	1,916
Commercial paper	125	164
Other	229	132

	2,202	2,212

Total debt under management and mortgage programs	$7,298	$7,381

(a)	The change in the balance at September 30, 2004 principally reflects debt assumed in connection with the Company’s acquisition of First Fleet (see Note 2—Acquisitions).

(b)	The change in the balance at September 30, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs at September 30, 2004 (except for notes issued under the Company’s vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$1,298	$574	$1,872
Between 1 and 2 years	1,656	6	1,662
Between 2 and 3 years	654	184	838
Between 3 and 4 years	691	432	1,123
Between 4 and 5 years	634	183	817
Thereafter	163	823	986

	$5,096	$2,202	$7,298

As of September 30, 2004, available funding under the Company’s asset-backed debt programs and committed credit facilities related to the Company’s management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,826	$3,391	$435
Mortgage program (c)	3,116	1,305	1,811
Relocation program (d)	600	400	200

	7,542	5,096	2,446

Committed Credit Facilities
Maturing in June 2007	1,250	–	1,250

	$8,792	$5,096	$3,696

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $3.9 billion of leased vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets.

(d)	The outstanding debt is collateralized by $561 million of underlying relocation receivables and related assets.

As of September 30, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

At September 30, 2004, the Company was in compliance with all financial covenants of its material debt instruments and credit facilities related to management and mortgage programs.

6.	Commitments and Contingencies

The June 1999 disposition of the Company’s fleet businesses was structured as a tax-free reorganization and, accordingly, no tax provision was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the Internal Revenue Service (“IRS”) has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). If upon final determination, the transaction is not considered a tax-free reorganization, the Company may have to record a tax charge of up to $270 million, depending upon certain factors. Any cash payments that would be made in connection with this charge are not expected to be significant, as the Company would use its net operating losses as an offset to the charge. Notwithstanding the IRS interpretive ruling and the inherent difficulties in predicting a final outcome, the Company believes that based upon the facts and analysis of the tax law, it is more likely than not that its position would be sustained upon litigation of the matter.

The Company is also involved in claims and legal proceedings related to contract disputes and other commercial, employment and tax matters. Based on currently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial position or cash flows. However, litigation is inherently unpredictable and, although the Company believes that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

7.	Comprehensive Income

The components of comprehensive income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$59	$81	$147	$230
Other comprehensive income (loss):
Currency translation adjustments	4	–	4	10
Unrealized gains (losses), net of tax:
Cash flow hedges	(1)	–	–	(2)
Available-for-sale securities	2	(8)	2	(12)
Reclassification of realized holding gains, net of tax	(3)	–	(3)	–

Total comprehensive income	$61	$73	$150	$226

The after-tax components of accumulated other comprehensive loss are as follows:

			Unrealized	Minimum	Accumulated
	Currency	Unrealized	Losses on	Pension	Other
	Translation	Gains on Cash	Available-for-	Liability	Comprehensive
	Adjustments	Flow Hedges	Sale Securities	Adjustment	Income (Loss)
Balance, January 1, 2004	$12	$5	$(2)	$(32)	$(17)
Current period change	4	–	(1)	–	3

Balance, September 30, 2004	$16	$5	$(3)	$(32)	$(14)

All components of accumulated other comprehensive loss are net of tax except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

8.	Stock-Based Compensation

On January 1, 2003, Cendant began applying the fair value method of accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and, therefore, began allocating compensation expense for employee stock awards to the Company. Accordingly, the Company recorded pre-tax stock-based compensation expense of $2 million and $4 million during the three and nine months ended September 30, 2004, respectively, and $1 million and $2 million during the three and nine months ended September 30, 2003, respectively. Such compensation expense relates principally to restricted stock units granted to employees. As of September 30, 2004, the number of outstanding restricted stock units granted to the Company’s employees was approximately 3 million, with a weighted average grant price of $20.60.

The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees (including those granted prior to January 1, 2003 for which the Company has not recorded compensation expense):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net income	$59	$81	$147	$230
Add back: Stock-based employee compensation expense included in reported net income, net of tax	1	1	3	1
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax (a)	(2)	(2)	(3)	(4)

Pro forma net income	$58	$80	$147	$227

(a)
Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted by Cendant and the then-current fair market value of such award.

9.	Related Party Transactions

Cendant
In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million for both the three months ended September 30, 2004 and 2003 and $24 million and $25 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, the Company had outstanding balances of $32 million and $19 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in the Company’s Consolidated Condensed Balance Sheets.

During both the nine months ended September 30, 2004 and 2003, the Company paid cash dividends of $105 million to Cendant.

NRT Incorporated
NRT Incorporated (“NRT”), a real estate brokerage firm, is a wholly-owned subsidiary of Cendant not within the Company’s ownership structure. The Company receives real estate referral and related fees from NRT in connection with referring its relocation clients to NRT for brokerage services. Reflected within the Company’s Consolidated Condensed Statements of Income for the three months ended September 30, 2004 and 2003 are $16 million and $14 million, respectively, of real estate referral and related fees charged to NRT by the Company. For the nine months ended September 30, 2004 and 2003, the Company recorded real estate referral and related fees of $37 million and $32 million, respectively. These fees are customary as they are paid to the Company by all real estate brokerages (both affiliates and non-affiliates) who receive referrals from the Company’s relocation business.

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

	Three Months Ended September 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Mortgage Services	$175	$29	$275	$83
Relocation Services	128	47	119	43
Fleet Management Services	451	42	376	27

Total Reportable Segments	754	118	770	153
Corporate and Other (*)	(1)	(3)	–	(4)

Total Company	$753	$115	$770	$149

Reconciliation:
EBITDA		$115		$149
Less: Non-program related depreciation and amortization		19		15

Income before income taxes		$96		$134

	Nine Months Ended September 30,
	2004		2003
	Revenues	EBITDA	Revenues	EBITDA
Mortgage Services	$545	$88	$810	$251
Relocation Services	348	106	338	101
Fleet Management Services	1,274	110	1,133	86

Total Reportable Segments	2,167	304	2,281	438
Corporate and Other (*)	(1)	(7)	(3)	(8)

Total Company	$2,166	$297	$2,278	$430

Reconciliation:
EBITDA		$297		$430
Less: Non-program related depreciation and amortization		54		46

Income before income taxes		$243		$384

(*)	Includes unallocated corporate overhead and the elimination of transactions between segments.

11.	Subsequent Event

Potential Spin-off of Mortgage and Fleet Leasing Operations
On October 12, 2004, the Company announced Cendant’s intention to distribute its mortgage and fleet operations to Cendant shareholders. The transaction is anticipated to be structured as a tax-free distribution of the common stock of PHH Corporation. The Company’s relocation and fuel card businesses will remain a part of Cendant. The Company’s mortgage business anticipates that it will enter into a joint venture with Cendant designed to preserve the cross-selling opportunities with Cendant’s residential real estate, relocation and settlement services businesses. The Company also anticipates changes to its charter and bylaws, corporate officers and directors, and entering into various agreements with Cendant for transitional services.

As a result of the contemplated transaction, the Company will be required to evaluate the carrying value of its net assets for impairment. Depending on a variety of factors, including the market value established for PHH Corporation when it begins trading as a separate public entity, the Company may be required to adjust the book value of certain long-lived assets, including goodwill. Any adjustments to these values would be recorded as non-cash adjustments.

The dividend distribution to Cendant shareholders of the common stock of PHH Corporation, and the establishment of the record date related thereto, remain subject to the formal declaration of such dividend by Cendant’s board of directors. The transaction is expected to be consummated in the first quarter of 2005, although there can be no assurance that the transaction will be completed.

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

In October 2004, we announced Cendant’s intention to spin-off our mortgage and fleet leasing businesses in a tax-free distribution to Cendant shareholders. See Note 11 to our Consolidated Condensed Financial Statements for a more detailed discussion of this anticipated transaction.

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

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Mortgage Services	$175	$275	(36)%	$29	$83	(65)%
Relocation Services	128	119	8	47	43	9
Fleet Management Services	451	376	20	42	27	56

Total Reportable Segments	754	770	(2)	118	153	(23)
Corporate and Other (a)	(1)	–	*	(3)	(4)	*

Total Company	$753	$770	(2)	$115	$149

Reconciliation to income before income taxes:
EBITDA				$115	$149
Less: Non-program related depreciation and amortization				19	15

Income before income taxes				$96	$134

*	Not meaningful.

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services
Revenues and EBITDA decreased $100 million (36%) and $54 million (65%), respectively, in third quarter 2004 compared with third quarter 2003, primarily due to an expected decline in refinancing activity. The unfavorable impact on revenues from lower refinancing volumes was partially offset by increased revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Although interest rates were lower during the third quarter 2004 than in prior periods of 2004, refinancing activity still declined compared with third quarter 2003. This was attributable to the interest rate environment in 2003 and the significant refinancing activity that resulted from it. Accordingly, many borrowers had refinanced their mortgages prior to third quarter 2004 at rates that were at or below current quarter levels. This factor, along with increased competitive pricing pressures due to lower industry volumes, caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally results in an increase in the value of the mortgage servicing rights (“MSR”) asset, all other factors being equal.

Revenues from mortgage loan production declined $306 million (71%) in third quarter 2004 compared with third quarter 2003, substantially due to the quarter-over-quarter reduction in refinancing levels discussed above, as well as lower margins on loan sales. Our production revenue in any given quarter is driven by a mix of mortgage loans closed and mortgage loans sold. The following chart presents an analysis of production revenues from originated mortgage loans held for sale (which is generated at the time of sale) and fee-based mortgage originations (which is generated at the time of closing):

	Three Months Ended September 30,
				%
	2004	2003	Change	Change
Loan closings and loan sales ($ in billions)
Loans closed to be securitized	$8.2	$21.1	$(12.9)	(61)%
Fee-based loan closings	4.5	6.5	(2.0)	(31)

Total closings	$12.7	$27.6	$(14.9)	(54)

Loan sales	$8.7	$19.2	$(10.5)	(55)%

Production revenue ($ in millions)
Production revenue from loan sales	$51	$327	$(276)	(84)%
Fee-based production revenue	71	101	(30)	(30)

	$122	$428	$(306)	(71)

Partially offsetting the decrease in production revenue was an increase of $206 million in net revenues generated from servicing mortgage loans. This increase reflects (i) a $183 million reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results, which is primarily attributable to the lower prepayment rates experienced in third quarter 2004 compared with third quarter 2003, (ii) a $10 million (9%) increase in gross recurring servicing fees (fees received for servicing existing loans in the portfolio) driven by a 12% quarter-over-quarter increase in the average servicing portfolio, which rose to $140.2 billion in third quarter 2004 and (iii) a $13 million increase in other servicing revenue.

Operating expenses within this segment declined $46 million in third quarter 2004 due to the decline in mortgage loan production discussed above.

Relocation Services
Revenues and EBITDA increased $9 million (8%) and $4 million (9%), respectively, in third quarter 2004 compared with third quarter 2003, primarily resulting from higher referral fees, which were driven by an 8% increase in the volume of relocation referrals and an 18% increase in the average fee per referral, as home values have increased quarter-over-quarter.

Fleet Management Services
Revenues and EBITDA increased $75 million (20%) and $15 million (56%), respectively, in third quarter 2004 compared with third quarter 2003 primarily as a result of our acquisition of First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets, in first quarter 2004. The operating results of First Fleet were included from the acquisition date forward and contributed incremental revenues and EBITDA of $51 million and $2 million, respectively, in third quarter 2004. Apart from this acquisition, revenue from our fleet management operations increased $17 million primarily due to an increase in vehicle depreciation expense, which is billed to clients and therefore has no impact on EBITDA. Additionally, our fuel card subsidiary recognized incremental revenues of $6 million in third quarter 2004 compared with third quarter 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices. EBITDA also reflects a reduction in operating and administrative expenses primarily due to the favorable resolution of preference claims relating to clients in bankruptcy.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

	Revenues			EBITDA
			%			%
	2004	2003	Change	2004	2003	Change
Mortgage Services	$545	$810	(33)%	$88	$251	(65)%
Relocation Services	348	338	3	106	101	5
Fleet Management Services	1,274	1,133	12	110	86	28

Total Reportable Segments	2,167	2,281	(5)	304	438	(31)
Corporate and Other (a)	(1)	(3)	*	(7)	(8)	*

Total Company	$2,166	$2,278	(5)	$297	$430	(31)

Reconciliation to income before income taxes:
EBITDA				$297	$430
Less: Non-program related depreciation and amortization				54	46

Income before income taxes				$243	$384

*	Not meaningful.

(a)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Mortgage Services
Revenues and EBITDA decreased $265 million (33%) and $163 million (65%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003, primarily due to an expected decline in refinancing activity. The unfavorable impact on revenues from lower refinancing volumes was partially offset by increased revenues from mortgage servicing activities. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The nine months ended September 30, 2003 was marked by historically high refinancing activity, which has decreased the propensity for borrowers to refinance during the corresponding period in 2004. This factor, along with increased competitive pricing pressures due to lower industry volumes, caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline, which generally results in an increase in the value of the mortgage servicing rights (“MSR”) asset, all other factors being equal.

Revenues from mortgage loan production declined $597 million (56%) in the nine months ended September 30, 2004 compared with the same period in 2003, substantially due to the period-over-period reduction in refinancing levels discussed above, as well as lower margins on loan sales. Our production revenue in any given period is driven by a mix of mortgage loans closed and mortgage loans sold. The following chart presents an analysis of production revenues from originated mortgage loans held for sale (which is generated at the time of sale) and fee-based mortgage originations (which is generated at the time of closing):

	Nine Months Ended September 30,
				%
	2004	2003	Change	Change
Loan closings and loan sales ($ in billions):
Loans closed to be securitized	$27.2	$50.3	$(23.1)	(46)%
Fee-based loan closings	14.3	18.4	(4.1)	(22)

Total closings	$41.5	$68.7	$(27.2)	(40)

Loan sales	$25.7	$48.2	$(22.5)	(47)%

Production revenue ($ in millions):
Production revenue from loan sales	$260	$792	$(532)	(67)%
Fee-based production revenue	215	280	(65)	(23)

	$475	$1,072	$(597)	(56)

Partially offsetting the decrease in production revenue was an increase of $332 million in net revenues generated from servicing mortgage loans. This increase reflects (i) a $269 million reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results, which is primarily attributable to the lower prepayment rates experienced in 2004 compared with 2003, (ii) a $36 million (11%) increase in gross recurring servicing fees (fees received for servicing existing loans in the portfolio) driven by a 13% period-over-period increase in the average servicing portfolio, which rose to $136.5 billion in the nine months ended September 30, 2004 and (iii) a $27 million increase in other servicing revenue.

Operating expenses within this segment declined $102 million in the nine months ended September 30, 2004 due to the decline in refinancing volumes discussed above.

Relocation Services
Revenues and EBITDA increased $10 million (3%) and $5 million (5%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003, primarily resulting from higher referral fees, which were driven by a 7% increase in the volume of relocation referrals and an 18% increase in the average fee per referral, as home values have increased period-over-period.

Fleet Management Services
Revenues and EBITDA increased $141 million (12%) and $24 million (28%), respectively, in the nine months ended September 30, 2004 compared with the same period in 2003, partially as a result of our acquisition of First Fleet, the operating results of which were included from the acquisition date forward. First Fleet contributed $95 million and $2 million of revenues and EBITDA, respectively, during the nine months ended September 30, 2004. Apart from this acquisition, revenue from our fleet management operations increased $25 million, primarily due to an increase in vehicle depreciation expense, which is billed to clients and therefore has no impact on EBITDA. Additionally, our fuel card subsidiary recognized incremental revenues of $21 million in the nine months ended September 30, 2004 compared with the same period in 2003. This growth was driven by a combination of new customers, increased usage of the fleet fuel card product and increased fuel prices.

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

Cash Flows
At September 30, 2004, we had $325 million of cash on hand, an increase of $219 million from $106 million at December 31, 2003. The following table summarizes such increase:

	Nine Months Ended September 30,
	2004	2003	Change
Cash provided by (used in):
Operating activities	$1,881	$663	$1,218
Investing activities	(1,189)	(1,203)	14
Financing activities	(474)	703	(1,177)
Effects of exchange rate changes	1	(8)	9

Net change in cash and cash equivalents	$219	$155	$64

During the nine months ended September 30, 2004, we generated approximately $1.2 billion more cash from operating activities compared with the corresponding period in 2003. This change principally reflects the activities of our mortgage program, which generated an incremental $1.4 billion of cash during the nine months ended September 30, 2004, primarily resulting from timing differences between the receipt of cash from the sale of previously originated mortgage loans and the origination of new mortgage loans. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying management and mortgage program transactions (i.e., timing of mortgage loan origination versus sale).

Cash used in investing activities remained relatively flat period-over-period at approximately $1.2 billion. Our mortgage services business utilized $298 million less cash primarily associated with its MSR asset and related risk management activities. This increase was substantially offset by the use of $262 million more cash by our fleet leasing business to acquire vehicles. Capital expenditures, which were relatively consistent period-over-period, are expected to be in the range of $50 million to $60 million for 2004.

During the nine months ended September 30, 2004, we used $474 million of cash for financing activities compared with generating $703 million during the corresponding period in 2003. Such change principally reflects the activities of our management and mortgage programs, which resulted in the utilization of an incremental $1.2 billion of cash to support program activities. See “Liquidity and Capital Resources—Financial Obligations” for a detailed discussion of financing activities during the nine months ended September 30, 2004.

Financial Obligations
The following table summarizes the components of our debt under management and mortgage programs:

	As of	As of
	September 30,	December 31,
	2004	2003	Change
Asset-Backed Debt:
Vehicle management program (a)	$3,391	$3,118	$273
Mortgage program (b)	1,305	1,651	(346)
Relocation program	400	400	–

	5,096	5,169	(73)

Unsecured Debt:
Term notes	1,848	1,916	(68)
Commercial paper	125	164	(39)
Other	229	132	97

	2,202	2,212	(10)

Total debt under management and mortgage programs	$7,298	$7,381	$(83)

(a)	The change in the balance at September 30, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet (see Note 2 to our Consolidated Condensed Financial Statements).

(b)	The change in the balance at September 30, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.

The following table provides the contractual maturities for debt under management and mortgage programs at September 30, 2004 (except for notes issued under our vehicle management program, where the underlying indentures require payment based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total
Within 1 year	$1,298	$574	$1,872
Between 1 and 2 years	1,656	6	1,662
Between 2 and 3 years	654	184	838
Between 3 and 4 years	691	432	1,123
Between 4 and 5 years	634	183	817
Thereafter	163	823	986

	$5,096	$2,202	$7,298

Available Funding Arrangements and Committed Credit Facilities
At September 30, 2004, we had approximately $3.7 billion of available funding arrangements and credit facilities, consisting of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity
Asset-Backed Funding Arrangements (a)
Vehicle management program (b)	$3,826	$3,391	$435
Mortgage program (c)	3,116	1,305	1,811
Relocation program (d)	600	400	200

	7,542	5,096	2,446

Committed Credit Facilities
Maturing in June 2007	1,250	–	1,250

	$8,792	$5,096	$3,696

(a)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(b)	The outstanding debt is collateralized by approximately $3.9 billion of leased vehicles and related assets.

(c)	The outstanding debt is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets.

(d)	The outstanding debt is collateralized by $561 million of underlying relocation receivables and related assets.

We also had an additional $874 million of availability for public debt issuances under a shelf registration statement.

Liquidity Risk
Our liquidity position may be negatively affected by unfavorable conditions in any one of the industries in which we operate. Additionally, our liquidity as it relates to management and mortgage programs could be adversely affected by (i) the deterioration in the performance of the underlying assets of such programs and (ii) our inability to access the secondary market for mortgage loans or certain of our securitization facilities and our inability to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios. Further, access to our credit facilities may be limited if we were to fail to meet certain financial ratios. We do not believe that our credit ratings are likely to fall below investment grade. Additionally, we monitor the maintenance of required financial ratios and, as of September 30, 2004, we were in compliance with all financial covenants under our material credit and securitization facilities.

Currently our credit ratings are as follows:

Moody's
	Investors	Standard &	Fitch
	Service	Poor's	Ratings
Senior debt	Baa1	BBB+	BBB+
Short-term debt	P-2	A-2	F-2

Following our announcement of Cendant’s intention to spin-off our mortgage and fleet leasing businesses in a tax-free distribution to Cendant shareholders, Fitch Ratings has assigned a “positive outlook” to our senior debt ratings, while Moody’s Investors Service and Standard & Poor’s have assigned a “negative outlook.” A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Contractual Obligations
Our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K. Any changes to our obligations related to debt under management and mortgage programs are presented above within the section entitled “Liquidity and Capital Resources—Financial Obligations.”

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

Change In Accounting Policy
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105—Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on our consolidated results of operations, financial position or cash flows, as our preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

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

     Exhibits

     See Exhibit Index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION

Date: November 2, 2004	/s/ Richard A. Smith

Richard A. Smith
President

Date: November 2, 2004	/s/ David B. Wyshner

David B. Wyshner
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of PHH Corporation (Incorporated by reference to Exhibit 3-1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

3.2	By-laws of PHH Corporation, as amended and restated through October 15, 1990 (Incorporated by reference to Exhibit 3-1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, as amended, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Indenture Trustee.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

15	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of President Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.