Form 10-K
period 2004-12-31
PHH CORP
filed 2005-03-15
CIK 77776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
COMMISSION FILE NO. 1-7797

PHH CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3000 LEADENHALL ROAD MT. LAUREL, NEW JERSEY	08054
(Address of principal executive offices)	(Zip Code)
856-917-1744
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Common Stock, par value $0.01 per share Preference Stock Purchase Rights 7.55% Internotes Due September 15, 2017	The New York Stock Exchange The New York Stock Exchange The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
      State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2004, all of our common stock, par value $0.01 per share (our “common stock”), was owned by Cendant Corporation. As of February 28, 2005, following our Spin-Off from Cendant Corporation as discussed in this Annual Report on Form 10-K, the aggregate market value of our voting and non-voting common equity (consisting solely of our common stock) held by non-affiliates was approximately $1,094,880,000.
      As of February 28, 2005, 52,684,398 shares of common stock were outstanding.
      The following documents have been incorporated by reference into the parts of the Form 10-K as indicated:
None.

Cautionary Note Regarding Forward-Looking Statements
      Forward-looking statements in this Annual Report on Form 10-K and our other public filings and statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. For example, forward-looking statements in this Annual Report on Form 10-K include (a) our expectation that we will drive incremental volume through our origination platform and improve profitability, (b) our cost estimates under the transition services agreement, (c) our estimate of the fees for services to be provided by us to Cendant under the transition services agreement, (d) our expectation that PHH Home Loans will commence operations in mid-2005, (e) our statements about projected levels of mortgage loan originations and housing market purchase activity in 2005, (f) the statement of our belief that we maintain adequate allowances to cover any probable losses related to exposure to retained credit risk related to loans sold with limited recourse, (g) our expectation that we will be able to continue to meet our liquidity and financing needs by relying on the secondary market for mortgage loans, use of the public and private debt markets, securitization and asset-backed securities markets and through committed and uncommitted bank credit facilities, as well as the public equity markets in the future, (h) our expectations about the level of capital expenditures for 2005, (i) our belief that our sources of liquidity and capital resources are adequate for the next twelve months and (j) our expectations about the amount of the goodwill write-off in connection with the recent change of our reporting unit structure in connection with our spin-off from Cendant.
      You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effect of economic or political conditions or any outbreak or escalation of hostilities on the economy on a national, regional or international basis and the impact thereof on our businesses;

•	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage services business;

•	the effects of changes in current interest rates, particularly on our mortgage services segment and on our financing costs;

•	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

•	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

•	our failure to reduce quickly overhead and infrastructure costs in response to a reduction in revenue;

•	our failure to provide fully integrated disaster recovery technology solutions in the event of a disaster;

•	our ability to obtain financing on acceptable terms to finance our growth strategy and to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	in relation to our management and mortgage programs, (a) the deterioration in the performance of the underlying assets of such programs and (b) our inability to access the secondary market for mortgage loans and to act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

•	changes in laws and regulations, including changes in accounting standards, mortgage and real estate related regulations and state, federal and non-United States tax laws; and

•	unanticipated liabilities of our fleet management services segment as a result of damages in connection with motor vehicles accidents under the theory of vicarious liability.
      Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
      You should consider that the factors and assumptions discussed above may have an impact on the continued accuracy of any forward-looking statements that we make, and you should also consider the risks and uncertainties described in Exhibit 99 to this Annual Report on Form 10-K entitled “Risk Factors Affecting Our Business and Future Results” when evaluating any forward-looking statements that we make. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business
      Except as expressly indicated or unless the context otherwise requires, the “company”, “PHH”, “we”, “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. The information presented in “Item 1. Business” of this Annual Report on Form 10-K describes our business as conducted after the Spin-Off (as defined below), unless otherwise indicated or required by the context of such presentation. Because our business has changed substantially due to the reorganization in connection with the Spin-Off and we are conducting our business going forward as an independent, publicly-traded company, our historical financial information presented in this Annual Report on Form 10-K does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly-traded company during the periods presented. Therefore, the historical financial information presented herein is not indicative of what our results of operations, financial position or cash flows will be in the future. For a pro forma presentation of our consolidated financial statements as of September 30, 2004 reflecting the effects of the Spin-Off as of that date, see the “Unaudited Pro Forma Financial Information” included in the information statement attached as Exhibit 99.2 to our Current Report on Form 8-K dated January 19, 2005.
OVERVIEW
      We are a leading outsource provider of mortgage and fleet management services:

•	Our mortgage services segment originates and services mortgage loans through PHH Mortgage. PHH Mortgage generated 24%, 34% and 23% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively;

•	Our fleet management services business provides commercial fleet management services to corporate clients and government agencies through PHH Arval. Our fleet management services segment generated 60%, 51% and 60% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. These revenue figures include the results of operations from our former fuel card business, Wright Express LLC, which was distributed to Cendant Corporation (NYSE: CD), our former parent corporation (“Cendant”), in connection with the Spin-Off from Cendant described below under “— Recent Developments — The Reorganization and Spin-Off” and will not be part of our operations going forward; and

•	Prior to the Spin-Off, we provided relocation services to corporate and government clients for the transfer of their employees through Cendant Mobility Services Corporation, Cendant’s subsidiary engaged in the relocation services business (“Cendant Mobility”). We generated 16%, 15% and 17% of our total revenues from relocation services provided through Cendant Mobility for the years ended December 31, 2004, 2003 and 2002, respectively. Our former relocation services segment was distributed to Cendant in connection with the Spin-Off and will not be part of our operations going forward.
      Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, NJ 08054. Our telephone number is (856) 917-1744. Our corporate website is located at http://www.phh.com, and our filings pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through this site. The information contained on our corporate website is not a part of this Annual Report on Form 10-K.
Recent Developments
The Reorganization and Spin-Off
      On October 12, 2004, we and Cendant announced that Cendant, then our parent corporation, intended to distribute the mortgage and fleet operations of PHH to Cendant shareholders in a transaction to be structured as a tax-free distribution of the common stock of PHH Corporation.
      On January 5, 2005, the board of directors of Cendant approved the distribution of shares of our common stock held by Cendant to the holders of Cendant common stock at a distribution rate of one share of our common stock for every twenty (20) shares of Cendant common stock issued and outstanding on the record date for the distribution. The distribution was paid on January 31, 2005, to holders of record of Cendant common stock at the close of business on January 19, 2005 (the “Spin-Off”).
      In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own Cendant Mortgage Corporation (subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”)), PHH Vehicle Management Services, LLC (d/b/a PHH Arval (“PHH Arval”)) and our other subsidiaries that engage in the mortgage and fleet management services businesses. Pursuant to this internal reorganization, Cendant Mobility, Wright Express LLC and other subsidiaries that engaged in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services, LLC (“STARS”), its appraisal services business, which provides appraisal review services through a network of approximately 4,000 third-party professional licensed appraisers, providing local coverage throughout the United States, as well as credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from us. Effective January 5, 2005, the appraisal services business became part of our mortgage services segment. For the year ended December 31, 2004, revenue generated by the appraisal services business was approximately $90 million.
      In connection with the Spin-Off, we have entered into various agreements with Cendant. For a discussion of these agreements, please see “—Arrangements with Cendant Corporation” in this Annual Report on Form 10-K.
Goodwill Write-Off
      Our reporting unit structure within the fleet management services segment changed in connection with the internal reorganization and Spin-Off. We believe that this change will likely result in an impairment to our goodwill in the first quarter of 2005. Although we have not yet completed our final analysis, we currently expect, based upon information available to us, this impairment will be in the range of $225 million to $250 million.
Repurchase of Senior Notes
      On February 9, 2005, we announced the prepayment of $443 million aggregate principal amount of our outstanding senior notes in cash at an aggregate prepayment price of $497 million, including $10 million of accrued and unpaid interest. The prepayment price included an aggregate make-whole amount of $44 million.
      This prepayment was funded with proceeds from the $100 million cash contribution from Cendant in connection with the Spin-Off and lower cost, short term borrowings under our revolving credit and commercial paper facilities.
Our Strategy
      We seek to achieve growth in revenues and income derived from our mortgage and fleet management services businesses. The key aspects of our business strategy are to:

•	Maintain our focus on providing high quality outsourced services. We are a leading outsource provider of mortgage and fleet management services. Across our entire business, excellent customer service is a critical component of winning new clients and maintaining existing clients. At every level of our organization, employees are trained to provide high levels of customer service in every task. We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service while maintaining profitability. PHH Mortgage ranked 5th in customer satisfaction among national home mortgage companies, according to J.D. Power and Associates’ 2005 Home Mortgage Study.

•	Leverage our existing platforms through new products and services. In both our mortgage services and fleet management services businesses, clients are increasingly demanding enhanced products and services to meet their and their customers’ needs. In our mortgage services business, we regularly work with our clients to offer loan products that meet the requirements of a specific customer segment. In our fleet management services segment, we deliver enhanced information reporting to enable clients to better monitor expenses and thereby reduce fleet operating costs.

•	Increase mortgage loan capture rates at real estate brokerages owned by, or affiliated with, Cendant. For the year ended December 31, 2004, we provided mortgages for approximately 17% of the transactions in which real estate brokerages owned by Cendant represented the home buyer and approximately 4% of the transactions in which real estate brokerages franchised by Cendant represented the home buyer. By increasing the number of field sales professionals, and through other initiatives, we expect to drive incremental volume through our origination platform and improve profitability. In connection with the Spin-Off, we formed a mortgage venture with Cendant, PHH Home Loans, LLC (the “mortgage venture” or “PHH Home Loans”), for the purpose of originating and selling mortgage loans primarily sourced through Cendant’s owned residential real estate brokerage and corporate relocation businesses. See “— Arrangements with Cendant Corporation— Mortgage Venture Formed by Cendant and PHH.”

•	Increase market share by entering into new mortgage origination relationships across all channels. We believe the mortgage services industry will become increasingly competitive in the current rising interest rate environment. We intend to take advantage of this environment by leveraging our existing mortgage services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to continue to compete in the industry.

•	Continue to focus on growth in large fleet customers with increased emphasis on national fleet and truck fleet sectors. Large fleet customers (those customers with more than 500 vehicles in their fleets) are a core competency, and we will continue to aggressively pursue new customers in this sector. Additionally, we are increasingly pursuing more clients in the national fleet (customers with fleets of 75 to 500 vehicles) and truck fleet sectors. We have less penetration in these sectors, thereby presenting an opportunity for higher growth and increasing profits.
OUR BUSINESS
Mortgage Services Segment
      PHH Mortgage is a centralized mortgage lender conducting business throughout the United States. We focus on retail mortgage originations in which we provide mortgages directly to consumers. Our mortgage services segment generated approximately 24%, 34% and 23% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.
      We generate revenue through mortgage loan sales, fee-based origination services and mortgage loan servicing. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for payment of mortgage-related expenses such as taxes and insurance, and administering our mortgage loan servicing portfolio. For the year ended December 31, 2004, PHH Mortgage was the sixth largest retail originator of residential mortgages and the 12th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage origination services to financial institutions and the only mortgage company authorized to harness the power of the Coldwell Banker, Century 21 and ERA brand names, through the mortgage venture and other arrangements that we established with Cendant in connection with the Spin-Off. See “—Arrangements with Cendant Corporation— Mortgage Venture Formed by Cendant and PHH.” Our mortgage origination volume has grown from approximately $1.5 billion in 1990 to approximately $53 billion for the year ended December 31, 2004.
      We originate mortgage loans through three principal business channels: financial institutions (on a private label or co-branded basis), real estate brokers (including brokers associated with brokerages owned or franchised by Cendant and independent brokers) and relocation (mortgage services for clients of Cendant Mobility).

•	Financial Institutions Channel: We are a leading provider of “private label” mortgage origination and servicing for financial institutions and other entities. In this channel, we offer a complete outsourcing solution, from processing applications through funding to secondary market sales of loans and ongoing servicing, for clients that want to offer mortgage services to customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation, American Express Membership Bank, PNC Bank, N.A., The Northern

Trust Company and Charles Schwab Bank. This channel generated approximately 54% of our mortgage loan originations for the year ended December 31, 2004.

•	Real Estate Brokers Channel: We work with real estate brokers to provide their customers mortgage loans. By being affiliated with the real estate broker, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with Cendant’s owned real estate brokerage business (“NRT”), brokers associated with Cendant’s franchised brokerages (“Cendant franchisees”) and brokers that are not affiliated with Cendant (“third party brokers”). For NRT, we are the exclusive recommended provider of mortgages. For Cendant franchisees, we are the only endorsed provider of mortgages. Additionally, for Cendant franchisees and third party brokers, we endeavor to enter into marketing service agreements (“MSAs”) or other arrangements whereby we are their exclusive recommended provider of mortgages. Cendant has informed us that it has approximately 4,900 Cendant franchisees. We have entered into exclusive MSAs with 48% of these Cendant franchisees as of December 31, 2004. In general, our capture rate of mortgages where we are the exclusive recommended provider is much higher than in other situations. Cendant is the largest owner and franchisor of real estate brokerage services in the United States with approximately 1,000 NRT offices and 8,650 franchise offices in the United States as of December 31, 2004, based on information provided to us by Cendant. In this channel, we primarily operate on a private label basis, incorporating the name of the associated real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. This channel generated approximately 41% of our mortgage loan originations for the year ended December 31, 2004.

•	Relocation Channel: We are the exclusive recommended provider of mortgages offered to the clients of Cendant Mobility, the largest provider of outsourced corporate relocation services in the United States. This relocation channel generated approximately 5% of our mortgage loan originations for the year ended December 31, 2004.
      In connection with the Spin-Off, we and Cendant, in November 2004, formed a mortgage venture, PHH Home Loans, LLC, for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cendant Mobility. Through the mortgage venture, we are the exclusive recommended provider of mortgages for NRT and Cendant Mobility. For the year ended December 31, 2004, approximately 30% of loans originated by our mortgage services segment were derived from these sources. We own 50.1% of the mortgage venture, and Cendant owns the remaining 49.9% of the mortgage venture. The mortgage venture is consolidated within our financial statements, and Cendant’s ownership interest in the mortgage venture is reflected in our financial statements as a minority interest. The material terms of the mortgage venture are described below under “—Arrangements with Cendant Corporation— Mortgage Venture Formed Between Cendant and PHH.”
      We will contribute certain of our assets and employees that have historically supported originations from NRT and Cendant Mobility to the mortgage venture. All mortgage loans originated by PHH Home Loans will be sold to us or other third party investors on a servicing-released basis. PHH Home Loans will not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates.
      We expect that the mortgage venture will commence operations in mid-2005, once it is fully licensed to conduct mortgage banking activities. As discussed below under “—Arrangements with Cendant Corporation— Marketing Agreements,” PHH Mortgage currently has interim marketing agreements with NRT and Cendant Mobility pursuant to which Cendant, NRT and Cendant Mobility have agreed that PHH Mortgage will be the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cendant Mobility to its customers and clients. The interim marketing services agreements will remain in place until the mortgage venture is fully licensed. At that point, these interim agreements will terminate and the provisions of the strategic relationship agreement and PHH Home Loans operating agreement described below under “—Arrangements with Cendant Corporation” will govern the manner in which the mortgage venture is recommended by Cendant’s real estate division to such groups.

      We originate mortgages on three distinct mortgage platforms:

•	Teleservices: We operate a teleservices operation (also known as our Phone In, Move In program), that provides centralized processing along with consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple Internet sites that provide on-line mortgage origination capabilities for our customers;

•	Field Sales Professionals: Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the United States, and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications; and

•	Closed Loan Purchases: We purchase closed loans from community banks, credit unions and mortgage brokers and mortgage bankers affiliated with Cendant.
      The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended
	December 31,

	2004	2003	2002

	(dollars in millions)
Total mortgage loan originations	$52,553	$83,701	$59,279
Production loans closed to be securitized	34,405	60,333	38,455
Other production loans closed	18,148	23,368	20,824
Production loans sold	32,465	59,521	38,055
Mortgage Loan Originations by Channel:
Financial institutions	54%	67%	64%
Real estate brokers	41%	30%	33%
Relocation	5%	3%	3%
Mortgage Loan Originations by Platform:
Teleservices (Phone In, Move In)	60%	67%	70%
Field sales professionals	25%	20%	15%
Closed loan purchases	15%	13%	15%
      The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended
	December 31,

	2004	2003	2002

Fixed rate	60%	63%	56%
Adjustable rate	40%	37%	44%

Conforming (1)	62%	69%	63%
Non-conforming	38%	31%	37%

Purchase	66%	42%	48%
Refinance	34%	58%	52%

First mortgages	91%	96%	100%
Home equity lines of credit	9%	4%	—

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”)
     PHH Mortgage customarily sells all mortgages it originates to investors (which include a variety of institutional investors) generally within 60 days of origination. Loans are typically sold as individual loans, mortgage-backed securities or participation certificates issued or guaranteed by Fannie Mae, Freddie Mac or

Ginnie Mae. We generally retain the mortgage servicing rights on loans we sell. PHH Mortgage earns revenue from the sale of the mortgage loans to investors, as well as from the servicing of the loans for investors.
      The following table sets forth summary data of our mortgage servicing activities as of December 31, 2004, 2003 and 2002:

	At December 31,

	2004 (1)	2003 (1)	2002 (1)

	(dollars in millions, except
	average loan size)
Average loan servicing portfolio	$137,881	$122,887	$105,780
Outstanding mortgage loans serviced	$143,056	$136,427	$114,079
Number of loans serviced	906,954	888,860	786,201
Average loan size	$157,731	$153,485	$145,102
Weighted average interest rate	5.39%	5.36%	6.17%
Delinquent Mortgage Loans: (2)
30 days	1.7%	1.7%	2.0%
60 days	0.3%	0.3%	0.4%
90 days or more	0.3%	0.4%	0.4%

Total delinquencies	2.3%	2.4%	2.8%
Foreclosures/ Bankruptcies (2)	0.6%	0.7%	0.7%
Major Geographical Concentrations: (2)
California	11.0%	10.9%	11.8%
New Jersey	9.3%	9.4%	7.4%
New York	7.9%	7.9%	6.4%
Florida	7.3%	7.1%	7.2%
Texas	5.4%	5.6%	6.1%
Other	59.1%	59.1%	61.1%

(1)	Does not include certain home equity mortgages serviced by us.

(2)	As a percentage of unpaid principal balance of outstanding loans.
Appraisal Services Business
      In January 2005, Cendant contributed STARS, its appraisal services business, to us which provides appraisals through a network of approximately 4,000 third-party professional licensed appraisers offering local coverage throughout the United States, as well as credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from us. Effective January 5, 2005, the appraisal services business became part of our mortgage services segment. For the year ended December 31, 2004, revenue generated by the appraisal services business was approximately $90 million.
Atrium Insurance Corporation
      Our mortgage services segment includes Atrium Insurance Corporation, our wholly-owned subsidiary and a New York domiciled monoline mortgage guaranty insurance corporation. Atrium provides reinsurance solely in respect of primary mortgage insurance issued by certain insurance companies to borrowers of PHH Mortgage, where the primary mortgage insurer is indemnified by Atrium, subject to a specified limit, against losses in excess of a predetermined threshold.
Competition
      The principal factors for competition for our mortgage services segment are service, quality, products, and price. Competitive conditions also can be impacted by shifts in consumer preference for variable-rate mortgages from fixed-rate mortgages, depending on the interest-rate environment. We focus on retail mortgage originations, in which we provide mortgages directly to consumers, and mortgage loan servicing, which consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for payment of mortgage-related expenses and administering our mortgage loan servicing portfolio.
      According to Inside Mortgage Finance, PHH Mortgage was the sixth largest retail mortgage originator in the United States with a 4.1% market share and the tenth largest mortgage loan servicer with a 1.9% market share as of September 30, 2004. Some of our largest competitors include Countrywide Financial, Wells Fargo Home Mortgage, Washington Mutual, Chase Home Finance, CitiMortgage, Bank of America, and GMAC Mortgage Corporation. Many of our competitors are larger than we are and may have access to greater financial resources than we do.
Seasonality
      Our mortgage services segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months, driven by mortgagor payment patterns.
Trademarks and Intellectual Property
      Our financial institution clients license the use of their names to us in connection with our “private label” business, and Cendant licenses its real estate brands to us in connection with mortgage loan originations for customers of both Cendant’s owned real estate brokerages and its franchisees. In connection with the Spin-Off, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage entered into a trademark license agreement pursuant to which PHH Mortgage was granted a license to use certain of the Cendant real estate brand names in connection with the operation of their businesses in order to permit us to originate mortgage loans on behalf of customers of Cendant’s owned and franchised real estate brokerage business on a co-branded basis. See “—Arrangements with Cendant Corporation— Trademark License Agreement.”
Employees
      As of December 31, 2004, the operations that make up our mortgage services segment employed approximately 6,000 persons. Management considers our employee relations to be satisfactory. None of our mortgage services segment employees is covered under collective bargaining agreements.
Fleet Management Services Segment
      We are a fully integrated provider of fleet management services with a broad range of product offerings. We are the second largest provider of outsourced commercial fleet management services in both the United States and Canada according to a nationally-recognized industry publication. We focus on clients with fleets of greater than 500 vehicles (the “large fleet sector”) and clients with fleets of between 75 and 500 vehicles (the “national fleet sector”). As of December 31, 2004, we had more than 320,000 vehicles leased and approximately 300,000 additional vehicles serviced under fuel, maintenance, accident and/or similar management arrangements. We purchase more than 80,000 vehicles annually. We serve nearly one-third of the Fortune 500 and more than 100 corporations have been our clients for 20 years or more. Including the operations of our former fuel card business, our fleet management services segment generated approximately 60%, 51% and 60% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively. As described below, our former fuel card business was distributed to Cendant in connection with the Spin-Off and will not be part of our operations going forward.
      We offer fully integrated services that provide solutions to clients subject to their business objectives. We place an emphasis on customer service and focus on a consultative approach with our clients. Our employees support each client in achieving the full benefits of outsourcing fleet management, including lower costs and better operations. We offer 24-hour customer service for the end-users of our products and services. We believe we have developed one of the industry’s most advanced technology infrastructures. Our data warehousing, information management and online systems provides clients access to download sophisticated, customized reports to better monitor and manage their corporate fleets.

      We provide corporate clients and government agencies the following services and products:

•	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating rate notes and borrowings through an asset-backed structure. At December 31, 2004, we leased more than 320,000 vehicles, primarily cars and light trucks and, to a lesser extent, medium and heavy trucks, trailers and equipment. The majority of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 98% of the vehicles financed by us in North America. For the remaining 2%, we retain the residual risk on the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the average balance of vehicle leases serviced have been less than 0.06% in each of the last three fiscal years.

•	Maintenance Services. We offer clients vehicle maintenance cards that are used to facilitate repairs and maintenance payments. We maintain an extensive network of third-party service providers in the United States and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance cards provide clients with the following benefits: (a) negotiated discounts off of full retail prices through our convenient supplier network, (b) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost effectiveness and (c) inclusion of vehicle maintenance transactions in a consolidated information and billing database that helps evaluate overall fleet performance and costs. At December 31, 2004, we had outstanding more than 337,000 maintenance cards in the United States and Canada.

•	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (a) convenient, coordinated 24-hour assistance from our call center, (b) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provides customers with favorable terms, and (c) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. As of December 31, 2004, more than 330,000 vehicles were participating in accident management programs with us in the United States and Canada.

•	Fuel Card Services. We provide, and will continue to provide, our customers with fuel card programs which facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with evaluation of overall fleet performance and costs. At December 31, 2004, we had more than 315,000 fuel cards outstanding in the United States and Canada.
      Prior to the Spin-Off, we provided payment processing and information management services to the vehicle fleet industry through our former subsidiary, Wright Express LLC. We earned revenue by processing payments to major oil companies, fuel retailers and vehicle maintenance providers on behalf of our customers and the customers of our strategic relationships. We entered into agreements with the major oil companies, fuel retailers and vehicle maintenance providers for the acceptance or purchases of products and services by the customers serviced by us, and the terms and conditions of the fees assessed by us for processing these payments. The fee charged to the major oil company, fuel retailer or vehicle maintenance provider was generally based upon a percentage of the amount purchased by the customers serviced by us; however, it may be based on a fixed amount charged per transaction or a combination of both. The processing fee was deducted from our payment to the major oil company, fuel retailer or vehicle maintenance provider or for the amount purchased by our customer or the customer of our strategic relationships and recorded as payment processing revenue at the time the transaction was captured. Revenue for other services was generally recognized as we fulfilled our contractual service obligations.
      In connection with the Spin-Off, our former fuel card business was distributed to Cendant, and these operations will not be part of our operations going forward.
Competition
      Our competitors in the United States include GE Capital Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International and hundreds of local and regional competitors, including numerous competitors who focus on one or two products. We differentiate ourselves from our competitors primarily on three factors: the completeness of our product offering, customer service and technology. Unlike certain of our competitors that focus on selected elements of the fleet management process, we offer fully ’integrated services. In this manner, we are able to offer customized solutions to clients regardless of their needs. We have developed one of the industry’s most advanced technology infrastructures. Our state-of-the-art data warehousing, information management and online systems enable clients to download sophisticated, customized reports to better monitor and manage their corporate fleets. Some of our competitors are larger than we are and may have access to greater financial resources than we do.
Trademarks and Intellectual Property
      The service mark “PHH” and related trademarks and logos are material to our fleet management services segment. All of the material marks used by us are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by us are also registered in Canada, and the “PHH” mark and logo are registered (or have applications pending) in those major countries where we have strategic partnerships with local providers of fleet management services. Except for the Arval mark, which we license from a third party so that we can do business as PHH Arval, we own the material marks used by us in our business.
Seasonality
      The revenues generated by our fleet management services segment are generally not seasonal.
Employees
      As of December 31, 2004, the operations that make up our fleet management services business, exclusive of our former fuel card business, employed approximately 1,300 persons. Management considers our employee relations to be satisfactory. None of these employees is covered under collective bargaining agreements.
Regulation
Mortgage Services Regulation
      The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict the payment of fees or other things of value in consideration for the referral of real estate settlement services. Our mortgage services segment is subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. The establishment of PHH Home Loans and the continuing relationship between and among PHH Home Loans, Cendant and us will be subject to the anti-kickback requirements of RESPA.
Commercial Fleet Leasing Regulation
      We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, certain consumer credit and environmental protection. Our fleet management services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent.
Insurance Regulation
      Our wholly-owned insurance subsidiary, Atrium Insurance Corporation, a New York domiciled monoline mortgage guaranty insurance company, is subject to insurance regulations in the State of New York relating to, among other things, standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting; as well as other underwriting and claims practices. The New York Department of Insurance also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters. Financial examinations completed in the past three years have not resulted in any adjustments to statutory surplus and pending financial and market conduct examinations have not identified any material findings to date.
      As a result of our ownership of Atrium, we are subject to New York’s insurance holding company statute, as well as certain other laws, which, among other things, limit Atrium’s ability to declare and pay dividends except from undivided profits remaining on hand above the aggregate of our paid-in capital, paid-in surplus and contingency reserve. Additionally, anyone seeking to acquire, directly or indirectly, 10% or more of Atrium’s outstanding common stock, or otherwise proposing to engage in a transaction involving a change in control of Atrium, will be required to obtain the prior approval of the New York Superintendent of Insurance.
ARRANGEMENTS WITH CENDANT CORPORATION
Mortgage Venture Formed by Cendant and PHH
      In connection with the Spin-Off, we and Cendant’s subsidiary, Cendant Real Estate Services Venture Partner, Inc., formed a mortgage venture, PHH Home Loans, LLC, for the purpose of originating and selling mortgage loans primarily sourced through Cendant’s owned residential real estate brokerage and corporate relocation businesses, NRT and Cendant Mobility, respectively. For the year ended December 31, 2004, approximately 30% of all loans originated by our mortgage services segment were derived from these sources. We will contribute certain of our assets and employees that supported originations from NRT and Cendant Mobility to the mortgage venture. The mortgage venture has a 50-year term, subject to earlier termination as described below under “—Termination” or non-renewal by us after 25 years subject to delivery of notice. In the event that we do not deliver a non-renewal notice after year 25, the mortgage venture will be renewed for an additional 25-year term. The PHH Homes Loans operating agreement is filed as an exhibit to this Annual Report on Form 10-K.
      We expect that the mortgage venture will commence operations in mid-2005, once it is fully licensed to conduct mortgage banking activities. As discussed in “Item 1. Business— Arrangements with Cendant Corporation— Marketing Agreements,” PHH Mortgage currently has interim marketing agreements with NRT and Cendant Mobility pursuant to which Cendant, NRT and Cendant Mobility have agreed that PHH Mortgage will be the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cendant Mobility to its customers and clients. The interim marketing services agreements will remain in place until the mortgage venture is fully licensed. At that point, these interim agreements will terminate and the provisions of the strategic relationship agreement and PHH Home Loans operating agreement described above will govern the manner in which the mortgage venture is recommended by Cendant’s real estate division to such groups. All mortgage loans originated by the mortgage venture will be sold to us or to unaffiliated third party investors on a servicing-released basis, and the mortgage venture will not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates.

      We are in the process of causing the mortgage venture to make application and seek approval for all licenses and regulatory approvals necessary to conduct its loan origination, loan sales and related operations in all 50 states and the District of Columbia.
Ownership and Distributions
      We own 50.1% of the mortgage venture, and Cendant owns the remaining 49.9% of the mortgage venture. Although the mortgage venture is consolidated within our financial statements, and Cendant’s ownership interest in the mortgage venture is reflected on our financial statements as a minority interest, the mortgage venture did not materially impact our results of operations for the year ended December 31, 2004. Net income generated by the mortgage venture will be distributed quarterly to its members pro rata based upon their respective ownership interests, less any amounts to be retained (as necessary) to meet regulatory capital requirements.
Management
      The managing member of the mortgage venture is PHH Broker Partner Corporation, a wholly-owned subsidiary of PHH. The managing member is responsible for managing all aspects of the business of the mortgage venture. However, certain specified actions proposed to be taken by the mortgage venture are subject to approval by Cendant. The mortgage venture has a board of advisors consisting of representatives of Cendant and PHH. The board of advisors has no managerial authority, and its primary purpose is to provide a means for Cendant to exercise its approval rights over those specified actions of the mortgage venture for which Cendant’s approval is required.
Termination
      Pursuant to the PHH Home Loans operating agreement, Cendant has the right to terminate the strategic relationship agreement and terminate the mortgage venture in the event of:

•	a Regulatory Event (defined below) continuing for six months or more; provided that we may defer termination on account of a Regulatory Event for up to six additional one month periods by paying Cendant a $1.0 million fee at the beginning of each such one month period;

•	a change in control of us involving a competitor of Cendant or certain other specified parties;

•	a material breach, not cured within the requisite cure period, by us or our affiliates of our or their representations, warranties, covenants or other agreements (discussed below) under any of the PHH Home Loans operating agreement, the strategic relationship agreement (described below under “—Strategic Relationship Agreement”), the marketing agreement (described below under “—Marketing Agreements”), the interim marketing agreements between PHH Mortgage and NRT and Cendant Mobility (described below under “—Marketing Agreements”), the trademark license agreement (described below under “—Trademark License Agreement”), the management services agreement (described below under “—Management Services Agreement”) and certain other agreements entered into in connection with the Spin-Off (together, the “mortgage venture agreements”);

•	failure by the mortgage venture to make scheduled distributions pursuant to the operating agreement;

•	bankruptcy or insolvency of PHH or PHH Mortgage Corporation, or

•	any act or omission by PHH that causes or would reasonably be expected to cause material harm to Cendant.
      A “Regulatory Event” means a situation in which (a) PHH Mortgage or any of its affiliates (other than PHH Home Loans) becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or any of its affiliates (other than PHH Home Loans), and (b) such regulatory order or proceeding prevents or materially impairs PHH Home Loans’ ability to originate loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by PHH Home Loans pursuant to the PHH Home Loans operating agreement; provided, however, that a “Regulatory Event” does not include (1) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate or PHH Home Loans is unable to cure the resulting circumstances described in (b) above, or (2) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.
      The representations, warranties, covenants and other agreements in the mortgage venture agreements include, among others: (a) customary representations and warranties made by us, the managing member of PHH Home Loans or PHH Mortgage Corporation, (b) our confidentiality agreements in the operating agreement and the strategic relationship agreement with respect to Cendant information, (c) the managing member’s obligations under the operating agreement, (d) the indemnification obligations under the operating agreement, the strategic relationship agreement, and the trademark license agreement, (e) our non-competition agreements in the strategic relationship agreement and (f) our termination assistance agreements in the strategic relationship agreement in the event that the mortgage venture is terminated.
      In addition, beginning on February 1, 2013, Cendant may terminate the PHH Home Loans operating arrangement at any time by giving two years’ notice to us. Upon termination of the PHH Home Loans operating agreement by Cendant, Cendant will have the option either to require that we purchase Cendant’s interest in the mortgage venture at fair value, plus, in certain cases, liquidated damages, or to cause us to sell our interest in the mortgage venture to a third party designated by Cendant at fair value plus, in certain cases, liquidated damages. In the case of a termination by Cendant following a change in control of us, we may be required to make a cash payment to Cendant in an amount equal to its allocable share of the mortgage venture’s trailing twelve months net income multiplied by the greater of (a) the number of years remaining in the first ten years of the term of the operating agreement and (b) two.
      We have the right to terminate the PHH Home Loans operating agreement upon, among other things, a material breach by Cendant of a material provision of the operating agreement, in which case we have the right to purchase Cendant’s interest in the mortgage venture at a price derived from an agreed-upon formula based upon fair market value (which is determined with reference to the trailing twelve months EBITDA (earnings before income taxes, depreciation and amortization) for the mortgage venture and the average market EBITDA multiple for mortgage banking companies).
      Upon termination of the mortgage venture, all of the mortgage venture agreements will terminate automatically (excluding certain privacy, non-competition, venture related transition provisions and other general provisions), and Cendant will be released from any restrictions under the mortgage venture agreements that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third party mortgage operation.
Strategic Relationship Agreement
      Concurrently with the consummation of the Spin-Off, PHH, PHH Mortgage, PHH Home Loans, PHH Broker Partner Corporation, Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc. and Cendant entered into a strategic relationship agreement. The strategic relationship agreement contains detailed covenants regarding the relationship of the parties with respect to the operation of the mortgage venture and its origination channels. The strategic relationship agreement is filed as an exhibit to this Annual Report on Form 10-K.
      The strategic relationship agreement contains the following covenants:

•	Exclusive Recommended Provider of Mortgage Loans. Cendant has agreed that PHH Home Loans will be the exclusive recommended provider of mortgage loans by the Cendant real estate services division to (a) the independent sales associates affiliated with Cendant’s real estate and relocation businesses, (b) the customers of Cendant’s real estate and relocation businesses, and (c) all U.S.-based Cendant employees. Cendant has the right to terminate such exclusivity under certain circumstances, including (1) if we materially breach any representation, warranty, covenant or other agreement contained in any of the mortgage venture agreements (described generally above under “—Mortgage Venture Formed by Cendant and PHH— Termination”) and such breach is not cured within the required cure period, and (2) if a Regulatory Event occurs and is not cured within the required time period. In addition, if the mortgage venture is prohibited by law, rule, regulation, order or other legal restriction from performing its mortgage origination function in any jurisdiction, and such prohibition has not been cured within the required cure period, Cendant has the right to terminate exclusivity in the affected jurisdiction.

•	Subsequent Mortgage Company Acquisitions. Cendant has agreed that if it enters into an agreement to acquire a residential real estate brokerage business that also conducts a mortgage origination business, the parties will work together to plan for the sale of such mortgage origination business to the mortgage venture pursuant to pricing parameters specified in the strategic relationship agreement. If the parties do not reach agreement with respect to the terms of the sale in a timely manner, Cendant has the option to either (a) sell the mortgage business to a third party (provided that the mortgage venture has a right of first refusal if the purchase price for the proposed sale to the third party is less than 90% of the purchase price proposed by Cendant for the sale to the mortgage venture), or (b) retain and operate the mortgage business, and, in either case, at Cendant’s option, the exclusivity provisions described above will terminate with respect to each county in which the mortgage business conducts its operations. If the parties reach agreement with respect to the terms of the sale but the mortgage venture defaults on its obligation to complete the sale transaction in a timely manner, the mortgage venture is required to make a damages payment to Cendant.

•	Non-Competition. The strategic relationship agreement provides that, subject to limited exceptions, we and our affiliates will not engage in (a) the title, closing, escrow or other search-related services businesses for residential real estate transactions, (b) the residential real estate brokerage business, commercial real estate brokerage business or corporate relocation services business, or become or operate as a broker, owner or franchisor in any such business, or otherwise, directly or indirectly, assist or facilitate the purchase or sale of residential or commercial real estate (other than through our appraisal services business or through the origination and servicing of mortgage loans), or (c) any other business conducted by the Cendant real estate services division as of January 31, 2005. Our non-competition covenant will survive for up to two years following termination of the strategic relationship agreement. The strategic relationship agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage servicing to any of Cendant’s largest competitors in the residential real estate brokerage business or any company affiliated with any of them.

•	Other Exclusivity Arrangements. The strategic relationship agreement also provides that Cendant’s real estate division will be the exclusive recommended real estate brokerage firm for our employees and our customers (other than customers subject to any other agreement with us), and that we will use Cendant’s real estate division on all of our commercial real estate transactions where a Cendant agent is available. In addition, the strategic relationship agreement provides that we will (a) recommend Cendant’s settlement services subsidiary as the provider of title, closing, escrow and other search-related services, and (b) utilize Cendant’s settlement services subsidiary on an exclusive basis whenever PHH has the option to choose the title or escrow agent.

•	Indemnification. Pursuant to the strategic relationship agreement, we have agreed to indemnify the mortgage venture for any losses incurred by it arising out of or resulting from (a) any violation or breach by us or any of our affiliates of any representation, warranty, or covenant in the agreement or (b) the negligence or willful misconduct of PHH or its affiliates in connection with the agreement. (described generally above under “—Mortgage Venture Formed by Cendant and PHH— Termination”).
Trademark License Agreement
      TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage are parties to a trademark license agreement pursuant to which PHH Mortgage was granted a license to use certain of the Cendant real estate brand names in order to permit them to originate mortgage loans on behalf of customers of Cendant’s owned and franchised real estate brokerage business on a co-branded basis. This license agreement is filed as an exhibit to this Annual Report on Form 10-K.

Management Services Agreement
      PHH Mortgage entered into a management services agreement with the mortgage venture pursuant to which PHH Mortgage has agreed to provide certain mortgage origination processing and administrative services for the mortgage venture. The mortgage origination processing services will include seasonal call center staffing beyond the mortgage venture’s permanent staff, secondary mortgage marketing, pricing and, for certain channels, underwriting, credit scoring and document review. Administrative services will include payroll, financial systems management, treasury, information technology services, telecommunications services and human resources and employee benefits services. In exchange for such services, the mortgage venture will pay PHH Mortgage a fee per service based upon various metrics, primarily cost per loan.
Marketing Agreements
      Coldwell Banker Real Estate Corporation, Century 21 Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. (together, the “Cendant parties”) and PHH Mortgage are parties to a marketing agreement that has the same term as the PHH Home Loans operating agreement. Pursuant to the terms of the marketing agreement, the Cendant parties have agreed that PHH Mortgage will be the exclusive recommended provider of mortgage products and services promoted by Cendant’s real estate division to the independently owned and operated franchisees of Century 21, Coldwell Banker, ERA and Sotheby’s International Realty Systems. Pursuant to this arrangement, the Cendant parties have agreed to recommend to franchisees that they enter into marketing or other appropriate relationships with PHH Mortgage, which may provide for, among other things, promotion of PHH Mortgage through the posting of PHH Mortgage banners and signs throughout franchisee offices, mail inserts, brochures and advertisements as well as placement in company newsletters and permitting PHH Mortgage presentations during sales meetings. The Cendant parties will be paid a marketing fee for conducting such promotions based upon the fair market value of the services to be provided. Such agreement will be terminable simultaneously with the strategic relationship agreement. This marketing agreement is filed as an exhibit to this Annual Report on Form 10-K.
      In addition, certain Cendant parties and PHH Mortgage have entered into separate interim marketing agreements with NRT and Cendant Mobility pursuant to which Cendant, NRT and Cendant Mobility have agreed that PHH Mortgage is the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cendant Mobility to its customers and clients. The interim marketing services agreements will remain in place until the mortgage venture is fully licensed. Such promotions include mail inserts, brochures and advertisements as well as placement in company newsletters and permitting PHH mortgage presentations during sales meetings and, with respect to NRT, also include the posting of PHH Mortgage banners and signs throughout NRT offices. The Cendant parties to these agreements are paid marketing fees for conducting such promotions based upon the fair market value of the services to be provided. Once the mortgage venture is operational (which we currently expect will be in mid-2005), these interim agreements will terminate and the provisions of the strategic relationship agreement and PHH Home Loans operating agreement described above will govern the manner in which the mortgage venture is recommended by Cendant’s real estate division to such groups.
Separation Agreement
      In connection with the Spin-Off, we and Cendant entered into a separation agreement that requires us to exchange information with Cendant, follow certain accounting practices and resolve disputes in a particular manner. We have agreed to maintain the confidentiality of certain information and preserve available legal privileges.
      The separation agreement includes provisions relating to the allocation of the costs of the Spin-Off, indemnification, non-solicitation of employees, the establishment of our pension plan, our assumption of certain Cendant stock options and restricted stock awards (as adjusted and converted into awards relating to our common stock), our assumption of certain pension obligations and certain other provisions customary for agreements of its type. This separation agreement is filed as an exhibit to this Annual Report on Form 10-K.

      The following is a summary of certain other provisions of the separation agreement:
Allocation of Costs and Expenses Related to the Transaction
      The separation agreement provides that all fees and expenses incurred by us or Cendant directly related to the Spin-Off (other than taxes, which are allocated pursuant to the tax sharing agreement) will be paid by Cendant; provided, however, Cendant is not obligated to pay any such expenses incurred by us unless such expenses have had the prior written approval of an officer of Cendant. Additionally, we are responsible for our own internal fees, costs and expenses, such as salaries of personnel incurred in connection with the Spin-Off.
Indemnification
      Pursuant to the separation agreement, we have agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the tax sharing agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from:

•	any of our liabilities, including, among other things:

(a)	all liabilities reflected in our pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet,

(b)	all liabilities relating to our business whether before or after the date of the Spin-Off,

(c)	all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC,

(d)	any liabilities relating to our or our affiliates’ employees and

(e)	all liabilities that are expressly allocated to us or our affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the separation agreement, the tax sharing agreement or the transition services agreement;

•	any breach by us or our affiliates of the separation agreement, the tax sharing agreement or the transition services agreement (described below under “—Transition Services Agreement”); and

•	any liabilities relating to information in the registration statement on Form 8-A filed with the Securities and Exchange Commission (the “Commission”) on January 18, 2005 (the “Form 8-A”), the Information Statement (the “information statement”) filed by us as an exhibit to our Current Report on Form 8-K filed on January 19, 2005 (the “January 19 Form 8-K”) or the investor presentation (the “investor presentation”) filed as an exhibit to the January 19 Form 8-K, other than portions provided by Cendant.
      Cendant is obligated to indemnify us for any losses (other than losses relating to taxes, indemnification for which is provided in the tax sharing agreement described below under “—Tax Sharing Agreement”) that any party seeks to impose upon us or our affiliates that relate to:

•	any liabilities other than liabilities we have assumed or any liabilities relating to the Cendant business;

•	any breach by Cendant or its affiliates of the separation agreement, the tax sharing agreement or the transition services agreement; and

•	any liabilities relating to information in the Form 8-A, the information statement or the investor presentation provided by Cendant.
      In addition, we and our pension plan have agreed to indemnify Cendant and its pension plan, and Cendant and its pension plan have agreed to indemnify us and our pension plan, with respect to any liabilities involving eligible participants in our and Cendant’s pension plans, respectively.
Tax Sharing Agreement
      In connection with the Spin-Off, we and Cendant entered into a tax sharing agreement that contains provisions governing the allocation of liability for taxes between Cendant and us, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. This tax sharing agreement is filed as an exhibit to this Annual Report on Form 10-K.
Allocation of Liability for Taxes
      Pursuant to the tax sharing agreement, Cendant is responsible for all federal, state and local income taxes of or attributable to any affiliated or similar group filing a consolidated, combined or unitary income tax return of which any of Cendant or its affiliates (other than us or our subsidiaries) is the common parent for any taxable period beginning on or before January 31, 2005, except for taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free. Cendant is responsible for all other income taxes and all non-income taxes attributable to Cendant and its subsidiaries (other than us or our subsidiaries), and we are responsible for all other income taxes and all non-income taxes attributable to us and our subsidiaries. As a result of the resolution of any tax contingencies that relate to audit adjustments due to taxing authorities’ review of prior income tax returns and any effects of current year income tax returns, our tax basis in certain of our assets may be adjusted in the future. We are responsible for any taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure was the result of our or our subsidiaries’ actions, misrepresentations or omissions. We also are responsible for 13.7% of any taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure is not due to the actions, misrepresentations or omissions of Cendant or us or our respective subsidiaries. Such percentage was based on the relative pro forma net book values of Cendant and us as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. We have agreed to indemnify Cendant and its subsidiaries and Cendant has agreed to indemnify us and our subsidiaries for any taxes for which the other is responsible.
Preparing and Filing Tax Returns
      Cendant has the right and obligation to prepare and file all consolidated, combined or unitary income tax returns with respect to any affiliated or similar group of which any of Cendant or its affiliates (other than us or our subsidiaries) is the common parent beginning on or before January 31, 2005. We are required to provide information and to cooperate with Cendant in the preparation and filing of these tax returns. We have the right and obligation to prepare and file all other income tax returns and all non-income tax returns relating to us and our subsidiaries.
Tax Contests
      Cendant has the right to control all administrative, regulatory and judicial proceedings relating to federal, state and local income taxes of or attributable to any affiliated or similar group filing a consolidated, combined or unitary income tax return of which any of Cendant or its affiliates (other than us or our subsidiaries) is the common parent and all proceedings relating to taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free. We have the right to control all administrative, regulatory and judicial proceedings relating to other income taxes and non-income taxes attributable to us and our subsidiaries.
Tax Benefits
      If we become entitled to certain tax attributes (or benefits) (related to the Avis merger agreement) subsequent to the Spin-Off that relate to an audit adjustment for a consolidated, combined, unitary or similar income tax return for a certain tax year prior to the Spin-Off for which Cendant is responsible under the tax sharing agreement, we are required to make payments to Cendant in respect of these tax attributes (or benefits) if and to the extent that we actually realize a tax benefit for a post Spin-Off taxable year (i.e., such tax attributes or benefits actually reduce the income taxes that we otherwise would have been required to pay had no such audit adjustment occurred).

Transition Services Agreement
      In connection with the Spin-Off, we, PHH Arval and PHH Mortgage entered into a transition services agreement with Cendant and Cendant Operations, Inc. (the “Cendant parties”) that governs certain continuing arrangements between us and the Cendant parties so as to provide for an orderly transition of our company becoming an independent, publicly-traded company. This transition services agreement is filed as an exhibit to this Annual Report on Form 10-K.
      Pursuant to the transition services agreement, the Cendant parties agreed to provide to us, and we agreed to provide various services including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, external reporting, telecommunications services and information technology services. Prior to the Spin-Off, Cendant provided these and other services to us and allocated certain corporate costs to us which, in the aggregate, were approximately $38 million for the year ended December 31, 2004. We estimate that the monthly cost payable by us to Cendant for services related to corporate functions under the transition services agreement will be approximately $550,000. Additionally, we will continue to purchase certain information technology services, long distance phone services, and employee benefits through Cendant under their current contracts on terms consistent with our historic cost from Cendant. The transition services agreement also contains agreements relating to indemnification, access to information and certain other provisions customary for agreements of this type.
      The transition services agreement, the cost of each transition service generally reflects the same payment terms and is calculated using the same cost allocation methodologies for the particular service as those associated with historic costs for the equivalent services, and at a rate intended to approximate an arm’s length pricing negotiation as if there were no pre-existing cost-allocation methodology; however, the agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Spin-Off. After the expiration of the arrangements contained in the transition services agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we received from Cendant. We are developing plans to increase our internal capabilities in the future to reduce our reliance on the Cendant parties for these services. We have the right to receive reasonable information with respect to charges for transition services provided by the Cendant parties.
Services to be Provided by PHH to the Cendant Parties
      Prior to the Spin-Off, we provided Cendant and certain Cendant affiliates, subsidiaries and business units with certain information technology support, equipment and services at or from our data center, and certain PC desktop support for approximately 100 Cendant personnel, located at our facility in Sparks, Maryland. We will continue to provide these services to the Cendant parties under the transition services agreement through a date no later than February 1, 2007. The Cendant parties may terminate the provision of these services upon 90 days’ prior written notice to us, and the Cendant parties would be responsible for the repayment to us of any unamortized computer hardware service charges and software charges specific to their systems environments which are the subject of the aforementioned services, as well as for any unpaid actual costs incurred by us with respect to these services. We do not have early termination rights without cause with respect to these services. We have allocated the costs for these services to the Cendant parties (and their applicable affiliates, subsidiaries and business units) based on their actual usage and will continue to allocate costs to them in this manner under the transition services agreement. We estimate the fees for these services under the transition services agreement will be approximately $45,000 per month, subject to changes in Cendant’s (including its applicable affiliates’, subsidiaries’ and business units’) actual usage of such services.
Item 2. Properties
      Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.
Mortgage Services Segment
      Our mortgage services segment has centralized operations in one main area occupying various leased offices in Mt. Laurel, New Jersey for a total of approximately 800,000 square feet. Its leases on these premises expires in 2006, 2008, 2013 and 2022. We have a second area of centralized offices for our mortgage services segment in

Jacksonville, Florida, where space is occupied pursuant to two leases expiring in 2005 and 2008. In addition, our mortgage services segment has approximately 24 smaller regional offices located throughout the United States.
Fleet Management Services Segment
      PHH Arval maintains a headquarters office in a new, 210,000 square-foot office in Sparks, Maryland, which has a lease expiring in 2014. PHH Arval also leases office space and marketing centers in five locations in Canada. In addition, PHH Arval has approximately four smaller regional locations throughout the United States.
Item 3. Legal Proceedings
      We are party to various legal proceedings from time to time, none of which we currently deem to be material.
Item 4. Submission of Matters to a Vote of Security Holders
      As discussed above in this Annual Report on Form 10-K under “Item 1. Business—Recent Developments”, prior to February 1, 2005, we were a wholly-owned subsidiary of Cendant Corporation. In connection with the Spin-Off, Cendant Corporation, as our sole stockholder, acted by written consent to approve various matters in connection with the Spin-Off.
      On January 14, 2005, Cendant, as our sole stockholder, acting by written consent in lieu of a meeting, took the following actions:

•	the election of James E. Buckman, Stephen P. Holmes and Ronald L. Nelson as directors until their successors were chosen and qualified;

•	the approval of the filing of our Articles of Amendment to our Amended and Restated Articles of Incorporation which increased our authorized capital stock from 1,000 shares of common stock to 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock;

•	the approval of the filing of our Articles of Amendment and Restatement immediately prior to the Spin-Off;

•	the approval and adoption of our employee benefit plans, including: the PHH Corporation 2005 Equity and Incentive Plan, the PHH Corporation Non-Employee Directors Deferred Compensation Plan, the PHH Corporation Employee Stock Purchase Plan, the PHH Corporation Savings Restoration Plan, the PHH Corporation Officer Deferred Compensation Plan, the PHH Corporation Pension Plan, and the PHH Corporation Retiree Medical Plan (see the section of this Annual Report on Form 10-K entitled “Item 11. Executive Compensation”); and

•	the election of our current Board of Directors, which was effective immediately after the Spin-Off, and the election of Francis J. Van Kirk to our Board of Directors, effective as of July 1, 2005 (see the section of this Annual Report on Form 10-K entitled “Item 10. Directors and Executive Officers of the Registrant”).

PART II
Item 5. Market for Registrant’s Common Equity
      Shares of our common stock are listed on the New York Stock Exchange (the “NYSE”) under the symbol “PHH” and began trading on that exchange immediately after our Spin-Off from Cendant Corporation on February 1, 2005, as discussed elsewhere in this Annual Report on Form 10-K. The high and low sales prices for our common stock for the period from February 1, 2005 to March 1, 2005 were $22.30 and $20.04, respectively. As of March 1, 2005, there were approximately 12,800 holders of record of our common stock.
      The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Currently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Pursuant to the terms of the indentures governing our outstanding term notes, we may be restricted from paying dividends on our common stock in the event that (a) our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment or (b) our ratio of debt to tangible equity exceeds 10:1. In addition, we are party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (our “credit facility”). The credit facility includes various covenants that may restrict our ability to pay dividends on our common stock, including covenants which require that we maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1.
Item 6. Selected Financial Data
      As discussed above under “Item 1. Business— Recent Developments,” on January 31, 2005, Cendant distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was January 19, 2005 (the “Spin-Off”). In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage services and fleet management services businesses. Pursuant to this internal reorganization, in January 2005 Cendant Mobility Services Corporation, Wright Express LLC and other subsidiaries that engaged in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services, LLC, through which we now conduct our appraisal services business.
      The selected consolidated financial data set forth below present our historical financial data for the periods indicated and do not include financial information after the Spin-Off. Because our business has changed substantially due to the reorganization in connection with the Spin-Off and we will conduct our business going forward as an independent, publicly-traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly-traded company during the periods presented. Therefore, the historical financial information presented herein is not indicative of what our results of operations, financial position or cash flows will be in the future. For a pro forma presentation of our consolidated financial statements as of September 30, 2004 reflecting the effects of the

Spin-Off as of that date, see the “Unaudited Pro Forma Financial Information” included in the information statement attached as Exhibit 99.2 to our Current Report on Form 8-K dated January 19, 2005.

	Year Ended December 31,

	2004 (1)	2003 (2)	2002 (3)	2001 (4)	2000

	(in millions)
Consolidated Statements of Income Data:
Net revenues	$2,973	$2,971	$2,449	$2,578	$898

Income from continuing operations (5)	182	284	98	262	192
Loss from discontinued operations, net of tax (6)	—	—	—	—	(9)
Cumulative effect of accounting change, net of tax	—	—	—	(35)	—

Net income	$182	$284	$98	$227	$183

Consolidated Balance Sheets Data:
Total assets	$11,518	$11,553	$10,168	$9,609	$4,417
Assets under management and mortgage programs	9,275	9,285	8,145	7,719	2,999
Debt under management and mortgage programs	7,368	7,381	6,463	6,063	2,040
Stockholder’s equity	2,161	2,108	1,951	1,777	1,550

(1)	On February 27, 2004, we acquired First Fleet Corporation, a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, including $4 million of contingent consideration payable in first quarter 2005 and net of cash acquired of $10 million. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $26 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to our fleet management services segment.
(2)	During 2003, we consolidated one entity pursuant to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and one entity as a result of an amendment to the underlying structure of the facility we use to securitize relocation receivables. See Notes 2, 10 and 11 to our consolidated financial statements.
(3)	During 2002, we adopted the non-amortization provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, our results of operations for 2001 and 2000 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2004, 2003 and 2002 do not reflect such amortization. Had we applied the non-amortization provisions of SFAS No. 142 during 2001 and 2000, net income would have been $242 million and $184 million, respectively.
(4)	During 2001, we completed the acquisition of the fleet management services business of Avis Group Holdings, Inc. (“Avis’ fleet business”), which materially impacted our results of operations and financial position. If we had acquired Avis’ fleet business on January 1, 2001, net revenues, income from continuing operations and net income would have been approximately $2.8 billion, $261 million and $226 million, respectively, during 2001. If we had acquired Avis’ fleet business on January 1, 2000, net revenues, income from continuing operations and net income would have been approximately $2.4 billion, $173 million and $164 million, respectively, during 2000.
(5)	We do not present income from continuing operations on a per share basis because, during each of the years presented, Cendant owned all of our 1,000 issued and outstanding shares of common stock, par value $0.01 per share, and such information, therefore, would not be meaningful.
(6)	Loss from discontinued operations, net of tax includes the after tax results of discontinued operations and the loss on disposal of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Item 1. Business” and our consolidated financial statements and the notes thereto. You should also read this discussion together with the “Special Note Regarding Forward-Looking Statements” set forth above and the risks and uncertainties described in Exhibit 99 to this Annual Report on Form 10-K entitled “Risk Factors Affecting Our Business and Future Results.”
OVERVIEW
      We are a leading outsource provider of mortgage and fleet management services. Our mortgage services segment originates and services mortgage loans through PHH Mortgage Corporation (“PHH Mortgage”). PHH Mortgage is a centralized mortgage lender conducting business throughout the United States. We focus on retail mortgage originations in which we provide mortgages directly to consumers. Our fleet management services segment provides commercial fleet management services to corporate clients and government agencies through PHH Vehicle Management Services, LLC (d/b/a PHH Arval) (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings.
Recent Developments
      In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage and fleet management services businesses. Pursuant to this internal reorganization, Cendant Mobility Services Corporation, previously our relocation business, and Wright Express LLC, previously our fuel card business, and other subsidiaries that engaged in the relocation and fuel card businesses were separated from us and distributed to Cendant. As a result, approximately $1.6 billion in assets and $1.4 billion in liabilities related to these businesses (in each case, as of December 31, 2004) were distributed to Cendant. In addition, in January 2005, Cendant contributed Speedy Title and Appraisal Review Services, LLC (“STARS”) to us, through which we now conduct our appraisal services business as part of our mortgage services segment. For the year ended December 31, 2004, revenue generated by the appraisal services business was approximately $90 million.
      The discussion set forth below presents our historical financial data for the periods indicated and does not include financial information after the Spin-Off. Because our business has changed substantially due to the reorganization in connection with the Spin-Off and we will conduct our business going forward as an independent, publicly-traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly-traded company during the periods presented. Therefore, the historical financial information presented herein is not indicative of what our results of operations, financial position or cash flows will be in the future. For a pro forma presentation of our consolidated financial statements as of September 30, 2004 reflecting the effects of the Spin-Off as of that date, see the “Unaudited Pro Forma Financial Information” included in the information statement attached as Exhibit 99.2 to our Current Report on Form 8-K dated January 19, 2005.
      In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant that we expect to be material to our business going forward. For a discussion of these agreements and arrangements, See “Item 1. Business—Arrangements with Cendant Corporation.” For example, in connection with the Spin-Off, we and Cendant formed a mortgage venture, PHH Home Loans, LLC, that originates and sells mortgage loans primarily sourced through NRT Incorporated, Cendant’s owned real estate brokerage business, and Cendant Mobility Services Corporation, Cendant’s subsidiary that engages in the relocation business. We will contribute certain of our assets and employees that have historically supported originations from NRT and Cendant Mobility to the mortgage venture. The mortgage venture has a 50-year term, subject to earlier termination as described below under “Item 1. Business—Arrangements with Cendant Corporation—Mortgage Venture Formed by Cendant and PHH Termination” or non-renewal by us after 25 years subject to delivery of notice. In the event that we do not deliver a non-renewal notice after year 25, the mortgage venture will be renewed for an additional 25-year term. We own 50.1% of the mortgage venture, and Cendant owns the remaining 49.9% of the mortgage venture. All mortgage loans originated by PHH Home Loans will be sold to us or other third party investors on a servicing-released basis. PHH Home Loans will not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Through the mortgage venture, we are the exclusive recommended provider of mortgages for NRT and Cendant Mobility.
      The mortgage venture was formed in November 2004, and we expect that it will commence operations in mid-2005, once it is fully licensed to conduct mortgage banking activities. As discussed in “Item 1. Business— Arrangements with Cendant Corporation— Marketing Agreements,” PHH Mortgage currently has interim marketing agreements with NRT and Cendant Mobility pursuant to which Cendant, NRT and Cendant Mobility have agreed that PHH Mortgage will be the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cendant Mobility to its customers and clients. The interim marketing services agreements will remain in place until the mortgage venture is fully licensed. At that point, these interim agreements will terminate and the provisions of the strategic relationship agreement and PHH Home Loans operating agreement described above will govern the manner in which the mortgage venture is recommended by Cendant’s real estate division to such groups.
      Although the mortgage venture is consolidated within our financial statements, and Cendant’s ownership interest in the mortgage venture is reflected on our financial statements as a minority interest, the mortgage venture did not materially impact our results of operations for the year ended December 31, 2004. Net income generated by the mortgage venture will be distributed quarterly to its members pro rata based upon their respective ownership interests, less any amounts to be retained (as necessary) to meet regulatory capital requirements.
      See “Item 1. Business— Recent Developments” for a discussion of the Spin-Off and other material recent developments.
Mortgage Services Segment
      The services provided by our mortgage services segment include the origination (funding either a purchase or refinancing), sale and servicing of residential mortgage loans. We originate mortgage loans through three principal business channels: financial institutions (on a private label or co-branded basis), real estate brokers (including brokers associated with brokerages owned or franchised by Cendant and independent brokers) and relocation (mortgage services for clients of Cendant Mobility). We also purchase mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by us, the mortgage loan is typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale represent those mortgage loans originated or purchased by us and pending sale to permanent investors. We primarily sell our mortgage loans to government-sponsored entities, such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”). Upon sale, we generally retain the servicing rights and obligations of the underlying mortgage loans. A mortgage servicing right (“MSR”) is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, arranging for the escrow of funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio.
      Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until such loans are sold to investors. Mortgage loans pending sale are recorded on our balance sheet at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurs upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired is allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprise several components, including recurring servicing fees, ancillary income and the amortization of the MSR asset. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred. The MSR asset is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in our statements of income.
      The MSR asset is routinely evaluated for impairment by management, but at least on a quarterly basis. For purposes of performing this impairment evaluation, we stratify our portfolio on the basis of product type and interest rates of the underlying mortgage loans. We measure impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. We use a third party model to forecast prepayment rates used in the development of our expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in our servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in our statements of income. We periodically evaluate our MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When we determine that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are reduced to reflect the write-down.
Market Risks
      Our principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable borrowings and other interest rate sensitive liabilities. We use various financial instruments, particularly swap contracts, forward delivery commitments, futures, and options contracts to manage and reduce this risk.
      We also retain a certain amount of credit risk related to loans sold with recourse. The majority of the loans sold with recourse represent sales under a program where we retain the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, we record an allowance for estimated losses, which is determined based upon our history of actual loss experience under the program. This allowance and the related activity are not significant to our results of operations or financial position.
      Our liquidity and financing requirements are significant. Our ability to finance our operations at the level and cost required to compete effectively is impacted by our credit ratings. We have met our financing requirements in a variety of ways including reliance on the secondary market for mortgage loans, use of the public and private debt markets, securitization and asset-backed securities markets and through committed and uncommitted bank credit facilities. In the future, we expect to continue to meet these requirements with those sources and will also have access to the public equity markets as an independent, publicly traded company. See “—Liquidity and Capital Resources.” The objective of our liquidity management is to ensure that adequate, diverse and reliable sources of funding are available to meet our needs on a cost-effective basis.
Arrangements with Cendant Corporation
      In connection with the Spin-Off, we and Cendant formed a mortgage venture, PHH Home Loans, LLC, that originates and sells mortgage loans primarily sourced through NRT and Cendant Mobility. The termination of our mortgage venture with Cendant or of our exclusivity rights under the mortgage venture could have a material adverse effect on our financial condition and our results of operations. See “Item 1. Business— Arrangements with Cendant Corporation” and Exhibit 99 to this Annual Report on Form 10-K.
Regulatory Trends
      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect our operations. As discussed above in “Item 1. Business—Our

Business— Regulation,” the federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict the payment of fees or other things of value in consideration for the referral of real estate settlement services. Our mortgage services segment is subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. The establishment of PHH Home Loans, LLC, our mortgage venture with Cendant formed for the purpose of originating and selling mortgage loans primarily sourced through Cendant’s owned residential real estate brokerage and corporate relocation businesses (“PHH Home Loans”), and the continuing relationship between and among PHH Home Loans, Cendant and us will be subject to the anti-kickback requirements of RESPA.
      Our wholly-owned insurance subsidiary, Atrium Insurance Corporation, a New York domiciled monoline mortgage guaranty insurance company, is subject to insurance regulations in the State of New York relating to, among other things, standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting; as well as other underwriting and claims practices. The New York Department of Insurance also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters. Financial examinations completed in the past three years have not resulted in any adjustments to statutory surplus and pending financial and market conduct examinations have not identified any material findings to date.
      As a result of our ownership of Atrium, we are subject to New York’s insurance holding company statute, as well as certain other laws, which, among other things, limit Atrium’s ability to declare and pay dividends except from undivided profits remaining on hand above the aggregate of our paid-in capital, paid-in surplus and contingency reserve. Additionally, anyone seeking to acquire, directly or indirectly, 10% or more of Atrium’s outstanding common stock, or otherwise proposing to engage in a transaction involving a change in control of Atrium, will be required to obtain the prior approval of the New York Superintendent of Insurance.
Mortgage Originations
      The aggregate demand for mortgage loans in the U.S. is a primary driver of our operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. Calendar years 2003 and 2004 represented historically high industry originations of $3.8 and $2.8 trillion respectively. As of February 1, 2005, industry experts are forecasting a decline in industry originations of close to 20% from 2004 levels primarily due to lower refinance activity. Purchase originations are expected to remain relatively comparable to 2004 levels. Due to our higher mix of purchase business as compared to the industry and our ability to sign new outsource clients, we would expect a decline in total mortgage originations of approximately 10% or half of the forecasted industry decline. We would also expect increased pricing pressures due to the declining demand which could negatively impact profitability.
Relocation Services Segment
      Prior to the Spin-Off, we provided relocation services to corporate and government clients for the transfer of their employees. Such services included purchasing and/or selling of a transferee’s home, providing of home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services and other related services. We earned revenues from fees charged to corporate and government clients for the performance of these services and recognized such revenue as services were provided. Additionally, we earned interest income on the funds we advanced to the transferring employee, which was recorded ratably as earned up until the point of repayment by the client.
      Based on client agreements, we negotiated for the ultimate sale of the transferring employee’s home. The gain or loss on sale was generally borne by the corporate client. However, in limited circumstances, we assumed the risk of loss on the sale of the transferring employee’s home. The fees earned in these transactions were recorded on a gross basis with associated costs recorded within expenses. These fees were recognized as services were provided.

      We also earned revenue from referral services provided to real estate brokers and other third-party service providers. We recognized the referral fees from real estate brokers at the time our obligations were complete. For services where we paid a third-party provider on behalf of our clients, we earned a referral fee or commission, which was recognized at the time of completion of services.
      In connection with the Spin-Off, our former relocation services segment was distributed to Cendant, and this segment’s operations will not be part of our operations going forward.
Fleet Management Services Segment
      We provide fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. We lease vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle’s residual value risk. In limited circumstances, we lease vehicles under closed-end leases where we bear all of the vehicle’s residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee’s election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.
      We also sell certain of our leases to a syndicate of third party banks and individual financial institutions. When we sell such leases, we are selling the underlying vehicles and assigning any rights to the leases, including future leasing revenues, to the syndicating institution. Upon transfer of title and assignment of rights associated with the lease, we record the proceeds from the sale as revenue and recognize an expense for the unamortized cost of the vehicles sold. Under certain syndication agreements, we retain some residual risk in connection with the fair value of the asset at lease termination. During 2004, we recorded $150 million of lease syndication revenue in our statements of income.
      Prior to the Spin-Off, we provided payment processing and information management services to the vehicle fleet industry through our former subsidiary, Wright Express LLC. We earned revenue by processing payments to major oil companies, fuel retailers and vehicle maintenance providers on behalf of our customers and the customers of our strategic relationships. We entered into agreements with the major oil companies, fuel retailers and vehicle maintenance providers for the acceptance of purchases of products and services by the customers serviced by us, and the terms and conditions of the fees assessed by us for processing these payments. The fee charged to the major oil company, fuel retailer or vehicle maintenance provider was generally based upon a percentage of the amount purchased by the customers serviced by us; however, it may be based on a fixed amount charged per transaction or a combination of both. The processing fee was deducted from our payment to the major oil company, fuel retailer or vehicle maintenance provider or for the amount purchased by our customer or the customer of our strategic relationships and recorded as payment processing revenue at the time the transaction was captured. Revenue for other services was generally recognized as we fulfilled our contractual service obligations.
      In connection with the Spin-Off, our former fuel card business was distributed to Cendant, and these operations will not be part of our operations going forward.

Fleet Market
      The market size for the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by a nationally-recognized industry magazine. Additionally, the portion of this market that does not typically outsource for fleet management services comprises mostly smaller fleets, consisting of 500 units or less. Growth in our fleet management services segment will therefore be driven principally by increased fee-based services, continued service of large fleet prospects and increased service to the smaller fleet market.
Vicarious Liability
      Our fleet management services segment is subject to unlimited liability as the owner of leased vehicles in the State of New York, the State of Maine, the District of Columbia and in most provinces in Canada and is subject to limited liability in approximately six additional jurisdictions under the theory of vicarious liability. Although our lease contracts require that each lessee indemnify us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions we could be liable for property damage or injuries caused by the vehicles that we lease.
Seasonality
      Our mortgage services segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. In addition, mortgage delinquency rates typically rise temporarily in the winter months, driven by mortgagor payment patterns.
      The results of operations of our fleet management services segment are generally not seasonal.
Inflation
      An increase in inflation could have a significant impact on our mortgage services segment. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in such periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our loan production revenues. Conversely, in a rising interest rate environment, our loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, thereby extending the average life of our servicing portfolio and thus reducing the amortization and impairment of our MSRs.
      Inflation does not have a significant impact on our fleet management services segment.

RESULTS OF OPERATIONS
Results of Operations— 2004 vs. 2003
      Our consolidated results of operations for the years ended December 31, 2004 and 2003 comprised the following:

	Year Ended		2004 v.
	December 31,		2003

	2004	2003	Change

	(in millions)
Net revenues	$2,973	$2,971	$2
Total expenses	2,655	2,503	152

Income, before income taxes and minority interest	318	468	(150)
Provision for income taxes	134	183	(49)
Minority interest, net of tax	2	1	1

Net income	$182	$284	$(102)

      Net revenues remained relatively flat year-over-year as an expected industry-wide decline in mortgage refinancing activity was offset by additional revenues in our fleet management services business due principally to our acquisition of First Fleet Corporation in February 2004, the operating results of which are included from the acquisition date forward. Total expenses increased primarily due to this acquisition, partially offset by lower volumes in our mortgage services business as discussed below. Our overall effective tax rate was 42.1% and 39.1% for 2004 and 2003, respectively. The difference in the effective tax rates is primarily due to valuation allowances established in 2004, relating principally to state net operating losses, partially offset by lower state income taxes. As a result of the above-mentioned items, net income decreased $102 million from 2003 to 2004.
Results of Operations by Segment
      Discussed below are the results of operations for each of our reportable segments for the years ended December 31, 2004 and 2003. Management evaluates the operating results of each of our reportable segments based upon revenue and “EBITDA,” which is defined as net income before non-program related depreciation and amortization, income taxes and minority interest. Our presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues			EBITDA

	Year Ended		2004 v.	Year Ended		2004 v.
	December 31,		2003	December 31,		2003

	2004	2003	Change	2004	2003	Change

	(dollars in millions)
Mortgage services	$700	$1,025	(32)%	$100	$302	(67)%
Relocation services (1)	468	438	7%	134	124	8%
Fleet management services (2)	1,807	1,512	20%	158	114	39%

Total reportable segments	2,975	2,975	*	392	540
Corporate and other (3)	(2)	(4)	*	(3)	(10)

Total	$2,973	$2,971	*	$389	$530

Less: Non-program related depreciation and amortization (4)				71	62

Income before income taxes and minority interest				$318	$468

*	Not meaningful.

(1)	In connection with the Spin-Off, our former relocation services segment was distributed to Cendant, and these operations will not be part of our operations going forward.
(2)	Includes the results of our former fuel card business. In connection with the Spin-Off, our fuel card business was distributed to Cendant, and these operations will not be part of our operations going forward.
(3)	Represents unallocated corporate overhead and the elimination of transactions between segments.

(4)	Non-program related depreciation and amortization includes depreciation and amortization other than depreciation and amortization associated with our management and mortgage programs discussed below in “—Liquidity and Capital Resources— General— Securitization Programs.”

Mortgage Services Segment
      As discussed above, production revenue on fee-based loans (where we perform outsourced mortgage origination functions for a fee) is generated at the time of closing, whereas originated mortgage loans held for sale generate revenues at the time of sale (generally within 60 days after closing). Accordingly, our production revenue in any given period is driven by the mix of mortgage loans closed and mortgage loans sold. The following chart presents our production revenues from originated mortgage loans held for sale and fee-based mortgage originations:

	2004	2003

	Year Ended
	December 31,

			2004 v. 2003

			Change

	)
	(dollars in billions
Loan closings and loan sales:
Loans closed to be securitized	$34.4	$60.3	$(25.9)	(43)%
Fee-based loan closings	18.1	23.4	(5.3)	(23)%

Total	$52.5	$83.7	$(31.2)	(37)%

Loan sales	$32.5	$59.5	$(27.0)	(45)%

	(dollars in millions)
Production revenue:
Production revenue from loan sales	$323	$958	$(635)	(66)%
Fee-based production revenue	273	354	(81)	(23)%

Total	$596	$1,312	$(716)	(55)%

      Revenues and EBITDA for our mortgage services segment decreased $325 million, or 32%, and $202 million, or 67%, respectively, in 2004 compared with 2003 primarily due to the expected industry-wide decline in refinancing activity, partially offset by increased revenues from mortgage servicing activities. Mortgage refinancing closings were approximately $30.8 billion, or 63% lower in 2004 than in 2003. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates and typically increases when interest rates fall and decreases when interest rates rise. The year ended December 31, 2003 was marked by historically high refinancing activity, which decreased the propensity for borrowers to refinance during 2004. This factor along with increased competitive pricing pressures due to lower industry volumes caused revenue from mortgage loan production to decrease. Typically, as refinancing activity declines, borrower prepayments also decline which generally results in an increase in the value of the MSR asset, all other factors being equal.
      Partially offsetting the decrease in production revenue was an increase of $391 million in net revenues generated from servicing mortgage loans. This increase reflects (a) a $320 million net reduction in amortization expense and provision for impairment related to our MSR asset, net of derivative results (see “—Critical Accounting Policies— Mortgage Servicing Rights”) which is primarily attributable to lower prepayment rates experienced in 2004 compared with 2003 driven by the decrease in refinancing activity in 2004, (b) a $47 million, or 11%, increase in gross recurring servicing fees (fees received for servicing existing mortgage loans in the portfolio) driven by a 12% increase in the average servicing portfolio, which rose to approximately $137.9 billion in 2004 and (c) a $24 million increase in other servicing revenue. As discussed below, we use hedging and other derivative activities as a strategy to offset potential declines in the value of our MSR asset, which can be caused by, among other factors, decreases in interest rates, since decreases in interest rates tend to increase borrower prepayment activity.

      Operating expenses for the mortgage services segment declined approximately $123 million in 2004 primarily due to the decline in refinancing activity discussed above.
Relocation Services Segment
      Revenues and EBITDA from our former relocation services segment increased $30 million, or 7%, and $10 million, or 8%, respectively, in 2004 compared with 2003 principally resulting from higher referral fees. These higher referral fees were driven by a 7% increase in the volume of relocation referrals in 2004 and a 17% increase in the average fee per referral in 2004, as home values increased year-over-year. Operating expenses for the relocation services segment increased approximately $20 million in 2004 primarily due to the increase in volume.
      In connection with the Spin-Off, our former relocation services segment was distributed to Cendant, and these operations will not be part of our operations going forward.
Fleet Management Services Segment
      Revenues and EBITDA for our fleet management services segment increased $295 million, or 20%, and $44 million, or 39%, respectively, in 2004 compared with 2003 principally as a result of our acquisition of First Fleet, which contributed revenues and EBITDA of $212 million and $9 million, respectively, to 2004 results. Apart from this acquisition, revenues and EBITDA for the fleet management services segment increased $83 million and $35 million, respectively, in 2004 compared with 2003. The revenue increase primarily reflected (a) an increase of $35 million in vehicle depreciation expense, (b) $32 million of incremental revenues from our former fuel card business driven by a combination of new customers, increased usage of the fuel card product and higher fuel prices, and (c) $5 million of additional fees and commissions earned on vehicle maintenance service contracts. EBITDA increased by a smaller amount than revenue because (a) vehicle depreciation expense is billed to our clients and has no impact on EBITDA and (b) the impact of the increase in revenue from our former fuel card business was partially offset by $3 million of higher associated operating expenses.
      In connection with the Spin-Off, our former fuel card business was distributed to Cendant, and this segment’s operations will only consist of our fleet management service business going forward.
Results of Operations—2003 vs. 2002
      Our consolidated results of operations for the years ended December 31, 2003 and 2002 comprised the following:

	Years Ended		2003 v.
	December 31,		2002

	2003	2002	Change

	(in millions)
Net revenues	$2,971	$2,449	$522
Total expenses	2,503	2,285	218

Income before income taxes and minority interest	468	164	304
Provision for income taxes	183	64	119
Minority interest, net of tax	1	2	(1)

Net income	$284	$98	$186

      Net revenues increased during 2003 as compared with 2002 principally due to (a) greater refinancings in our mortgage business and the absence of a $275 million non-cash provision for impairment of our MSR asset recorded in 2002, as well as growth in our former fuel card business. In connection with the Spin-Off, our former fuel card business was distributed to Cendant, and these operations will not be part of our operations going forward. Total expenses also increased to support the higher level of refinancing, new customers at our former fuel card business and higher gasoline prices. The changes in our revenues and expenses are discussed in greater detail below. Our overall effective tax rate was 39.1% and 39.0% for 2003 and 2002, respectively. As a result of the above-mentioned items, net income increased $186 million from 2002 to 2003.

Results of Operations by Segments

	Revenues			EBITDA

	Year Ended		2003 v.	Year Ended		2003 v.
	December 31,		2002	December 31,		2002

	2003	2002	Change	2003	2002	Change

	(dollars in millions)
Mortgage services	$1,025	$553	85%	$302	$(9)	*
Relocation services (1)	438	419	5%	124	130	(5)%
Fleet management services (2)	1,512	1,480	2%	114	105	9%

Total reportable segments	2,975	2,452		540	226
Corporate and other (3)	(4)	(3)		(10)	(1)

Total	$2,971	$2,449		530	225

Less: Non-program related depreciation and amortization				62	61

Income before income taxes and minority interest				$468	$164

*	Not meaningful.

(1)	In connection with the Spin-Off, our former relocation services segment was distributed to Cendant, and these operations will not be part of our operations going forward.
(2)	Includes the results of our former fuel card business. In connection with the Spin-Off, our fuel card business was distributed to Cendant, and these operations will not be part of our operations going forward.
(3)	Represents unallocated corporate overhead and the elimination of transactions between segments.
Mortgage Services Segment
      Revenues and EBITDA for our mortgage services segment increased $472 million, or 85%, and $311 million, respectively, in 2003 compared with 2002 primarily due to increased production volume and servicing revenues. Revenues from mortgage loan production increased $449 million, or 52%, in 2003 compared with the prior year and were derived from growth in our fee-based mortgage origination operations and a 56% increase in the volume of loans that we sold. We sold $59.5 billion of mortgage loans in 2003 compared with $38.1 billion in 2002, generating incremental production revenues of $330 million. In addition, production revenues generated from our fee-based mortgage-origination activity increased $119 million, or 51%, as compared with 2002. Total mortgage loans closed increased $25.4 billion, or 44%, to $83.7 billion, in 2003, comprised of a $21.9 billion, or 57%, increase in closed loans to be securitized and a $3.5 billion, or 18%, increase in closed loans that were fee-based. In 2003, refinancing activity increased $18.5 billion, or 61%, to $48.7 billion, and purchase-money mortgage loan closings grew $6.9 billion, or 25%, to $35.0 billion.
      Net revenues from servicing mortgage loans increased $112 million, or 28%, primarily due to a $275 million non-cash provision for impairment of our MSR asset recorded in 2002. Declines in interest rates in 2002 resulted in increases to our current and estimated future loan prepayment rates and a corresponding provision for impairment against the value of our MSR asset. Apart from this impairment charge, net servicing revenues declined $163 million, primarily due to a period-over-period increase in amortization of our MSR asset and provision for impairment (recorded net within revenues) of $246 million, partially offset by $48 million of incremental gains from hedging and other derivative activities The increase in MSR amortization and provision for impairment is a result of the high levels of refinancings and related mortgage loan prepayments that occurred in 2003 due to low mortgage interest rates during 2003. The incremental gains from hedging and other derivative activities resulted from our strategies to protect earnings in the event that there was a decline in the value of our MSR asset, which can be caused by, among other factors, reductions in interest rates, as such reductions tend to increase borrower prepayment activity.
      In addition, recurring servicing fees increased $33 million, or 8%, driven by a 16% period-over-period increase in the average servicing portfolio, which rose to $122.9 billion in 2003. Interest rates rose from their lows in the earlier part of 2003 and, as a result, in the fourth quarter 2003 mortgage refinancing volume and resulting net production revenues comparatively declined. This decline in mortgage production revenues had been partially offset by an increase in revenues from mortgage servicing activities. Historically, mortgage production and mortgage servicing operations have been counter-cyclical in nature and represent a naturally offsetting relationship. Additionally, to supplement this relationship, we have maintained a comprehensive, non-speculative mortgage risk management program to further mitigate the impact of fluctuations in interest rates on our operating results.
      The increases in revenues and EBITDA for our mortgage services segment in 2003 were partially offset by decreases of $89 million and $30 million, respectively, due to the distribution of our former title and appraisal businesses on December 31, 2002 to a wholly-owned subsidiary of Cendant not within our ownership structure. As a result, we did not recognize revenues and expenses from these businesses in 2003, whereas these businesses contributed revenues and EBITDA of $89 million and $30 million, respectively, in 2002. As discussed, in January 2005 in connection with the Spin-Off, Cendant contributed STARS to us, through which we will conduct our appraisal services business going forward.
      Operating and administrative expenses within our mortgage services segment increased approximately $207 million compared with 2002 primarily due to the direct costs incurred in connection with increased mortgage loan production and mortgage servicing activities.
Relocation Services Segment
      Revenues for our former relocation services segment increased $19 million, or 5%, while EBITDA declined $6 million, or 5%, in 2003 compared with 2002. The increase in revenues reflects a benefit of $17 million resulting from a change in presentation during 2003 to conform to the accounting presentation used by similar larger-scale businesses in our industry. There was no impact to EBITDA from this change in presentation. Excluding the effect of this change, revenues and EBITDA for our former relocation services segment remained relatively constant year-over-year.
      In connection with the Spin-Off, our former relocation services segment was distributed to Cendant, and these operations will not be part of our operations going forward.
Fleet Management Services Segment
      Revenues and EBITDA for our fleet management services segment increased $32 million, or 2%, and $9 million, or 9%, respectively, in 2003 compared with 2002 primarily due to a combination of the addition of new customers and an increase in usage of our proprietary fleet fuel card product. Additionally, higher gasoline prices also contributed to the revenue growth, since our former fuel card services business earned a percentage of total gasoline purchases by its clients. The EBITDA impact was partially offset by higher operating expenses incurred to support the additional usage.
LIQUIDITY AND CAPITAL RESOURCES
      As discussed above under “Item 1. Business— Recent Developments,” in connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage and fleet management services businesses. Pursuant to this internal reorganization, Cendant Mobility Services Corporation, and Wright Express LLC, and other subsidiaries that engaged in the relocation and fuel card businesses were separated from us and distributed to Cendant. As a result, approximately $1.6 billion in assets and $1.4 billion in liabilities related to these businesses (in each case, as of December 31, 2004) were distributed to Cendant during January 2005.
      We present separately the financial data of our management and mortgage programs. The assets related to these programs are generally funded through the issuance of debt that is collateralized by such assets. Such debt is classified as debt under vehicle management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of our vehicle management and mortgage programs. We believe it is appropriate to segregate the financial data of our management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.

      The discussion set forth below includes a description of our liquidity and capital resources on both a historic basis, for the years ended December 31, 2004, 2003 and 2002, and on a going-forward basis as our business will be conducted after the Spin-Off.
Discussion of Changes in Balance Sheet Items Prior to the Spin-Off
      While total assets remained relatively constant at December 31, 2004 and 2003, mortgage loans held for sale decreased by $527 million due to (a) decreased mortgage loan origination volume in 2004 resulting from decreased refinancing activity and (b) the differences in the timing of loan sales. In addition, our MSR asset and related derivative asset decreased by $270 million, the majority of which was offset by a decrease in the derivative liability related to our MSR asset, which is classified within other liabilities under vehicle management and mortgage programs on our consolidated balance sheet. These decreases were offset by (a) net additions of $317 million to our vehicle leasing fleet primarily associated with our acquisition of First Fleet in February of 2004, (b) an increase of $175 million in program cash, (which primarily relates to amounts specifically designated to purchase assets under vehicle management and mortgage programs and/or to repay the related debt) (c) an increase of $164 million in cash and cash equivalents (see “—Discussion of Liquidity and Capital Resources— Cash Flows”) and (d) a $137 million increase in fuel card receivables resulting from new customers, increased usage of the fuel card product and higher fuel prices at our former fuel card business.
      Total liabilities decreased primarily due to (a) the repayment of $350 million of medium-term notes related to our mortgage services business, (b) a $212 million decrease in the derivative liability related to our MSR asset, the majority of which was offset by a decrease in the related derivative asset and (c) a net increase of $112 million in the aggregate balance of our current income tax payable to Cendant and our deferred income tax liability, which principally represents the current year income tax provision partially offset by tax payments made to tax authorities in 2004. These decreases were partially offset by additional borrowings of $332 million within our fleet management services segment, principally resulting from the acquisition of First Fleet Corporation in February of 2004.
      Stockholder’s equity increased slightly, primarily due to $182 million of net income generated during 2004 partially offset by the payment of $140 million in dividends to Cendant.
Sources of Liquidity and Capital Resources
General
      Our short-term financing needs arise primarily from the warehousing of mortgage loans pending sale and the purchase of vehicles for the operations of our fleet management services. Our long-term financing needs arise primarily from our investments in our MSR asset and other retained interests, along with the financial instruments acquired to manage the interest rate risk associated with those investments and our investment in vehicles leased to the clients of our fleet management services segment. As discussed under “—Cash Flows,” “—Indebtedness— Securitization Programs” and “—Indebtedness— Unsecured Debt”, our principal sources of liquidity are (a) cash and cash equivalents; (b) cash flow from operations and (c) cash flows from financing activities, including the secondary market for mortgages, our securitization programs, the public debt markets and committed credit facilities. Given our current expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next twelve months. We anticipate aggregate capital expenditures for 2005 will be between $25 million and $35 million.

Cash Flows
      At December 31, 2004, we had $270 million of cash and cash equivalents, an increase of $164 million from $106 million at December 31, 2003. The following table summarizes the changes in our cash and cash equivalents balances for the years ended December 31, 2004 and 2003:

	Year Ended		2004 v.
	December 31,		2003

	2004	2003	Change

	(in millions)
Cash provided by (used in):
Operating activities	$2,509	$3,842	$(1,333)
Investing activities	(1,918)	(1,920)	2
Financing activities	(430)	(1,829)	1,399
Effects of exchange rate changes	3	(17)	20

Net change in cash and cash equivalents	$164	$76	$88

      In 2004, cash provided by operating activities was approximately $1.3 billion less than 2003. The decrease in cash provided by operating activities was principally due to (a) lower earnings in 2004, (b) an overall decline in mortgage production volumes and, (c) timing differences between the receipt of cash from the sale of previously originated mortgage loans pursuant to our management and mortgage programs discussed below under “—Securitization Programs— ” and the origination of new mortgage loans. Cash flows related to our management and mortgage programs may fluctuate significantly from period to period due to the timing of the underlying transactions (i.e., timing of mortgage loan origination versus sales of mortgage loans).
      Cash used in investing activities remained relatively constant in 2004 compared with 2003. In 2004, we used more cash to acquire vehicles for our fleet management services business and less cash in our mortgage services segment due to lower levels of investment in our MSR asset. Capital expenditures, which remained relatively consistent year-over-year, were $51 million in 2004 and $57 million in 2003.
      Cash used in financing activities decreased approximately $1.4 billion during 2004 compared with 2003. This change principally reflects decreased borrowings by our mortgage services business following an expected industry-wide reduction in volume, partially offset by increased borrowings by our fleet management services business to support the acquisition of vehicles.
Secondary Mortgage Market
      We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole loan transactions. The majority of the MBS we sell are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-agency or “non-conforming” MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Commission, and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings. Generally, non-conforming MBS and asset-backed securities require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.
      The Agency MBS market, whole loan and non-conforming markets for prime mortgage loans provide substantial liquidity for our mortgage loan production. We ensure our ongoing access to the secondary mortgage market by consistently producing quality mortgages that meet investor requirements.

Indebtedness
      The following table summarizes the components of our indebtedness as of December 31, 2004 and 2003.

	As of		2004 v.
	December 31,		2003

	2004	2003	Change

	(in millions)
Asset-Backed Debt:
Vehicle management program (1)	$3,450	$3,118	$332
Mortgage program (2)	1,306	1,651	(345)
Relocation program (3)	400	400	—

Total	5,156	5,169	(13)

Unsecured Debt:
Term notes (4)	1,833	1,916	(83)
Commercial paper (5)	130	164	(34)
Other (6)	249	132	117

Total	2,212	2,212	—

Total Indebtedness	$7,368	$7,381	$(13)

(1)	The change in the balance at December 31, 2004 principally reflects debt assumed in connection with our acquisition of First Fleet (see Note 3 to our Consolidated Financial Statements).
(2)	The change in the balance at December 31, 2004 primarily reflects the January 2004 repayment of $350 million of medium-term notes.
(3)	In connection with the Spin-Off, our relocation services segment was distributed to Cendant, and this segment’s assets and liabilities will not be part of our business going forward.
(4)	As discussed below under “—Unsecured Debt— Term Notes,” on February 9, 2005, we redeemed our $443 million aggregate principal amount of our senior notes, together with accrued and unpaid interest, for $497 million, which included a prepayment premium of $44 million.
(5)	In connection with redemption of our senior notes in February 2005, we issued an additional $252 million of commercial paper. See “—Unsecured Debt— Commercial Paper.”
(6)	Amount as of December 31, 2004 includes $215 million of indebtedness related to our former fuel card business. In connection with the Spin-Off, our fuel card business was distributed to Cendant, and this business’s assets and liabilities will not be part of our business going forward. Additionally, we borrowed $150 million under our credit facility in connection with the redemption of our senior notes in February 2005 (discussed below under “—Unsecured Debt— Credit Facility).
Securitization Programs
      Vehicle Management Program. Borrowings under our vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of preferred membership interests to an unconsolidated related party. As of December 31, 2004 and 2003, variable term notes issued under this program were $3.1 billion and $2.7 billion, respectively. As of December 31, 2004 and 2003, preferred membership interests issued under this program were $398 million and $408 million, respectively. Variable rate term notes and preferred membership interests were issued to support the acquisition of vehicles used by our fleet management services segment’s leasing operations. The debt issued is collateralized by approximately $4.0 billion of leased vehicles and related assets, which are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust, and we act as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued under this program primarily represents floating rate term notes for which the weighted average interest rate was 2.5% and 2.0% for 2004 and 2003, respectively.
      As of December 31, 2004, the total capacity under this securitization program was approximately $3.9 billion, and we had $422 million of such capacity available to us.

      The availability of funds from this program could suffer in the event of: (a) the deterioration of the assets underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt or (c) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent.
      Mortgage Program. Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by our mortgage services segment prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.4 billion of underlying mortgage loans and related assets at December 31, 2004. The mortgage loans are serviced by us and recorded within mortgage loans held for sale on our balance sheet. Prior to the adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” sales of mortgage loans to Bishop’s Gate were treated as off-balance sheet sales. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from our mortgage subsidiary, (b) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The assets of Bishop’s Gate are not available to pay our general obligations. The debt issued under Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted average interest rate was 2.1% and 1.6% for 2004 and 2003, respectively.
      As of December 31, 2004, the total capacity under this securitization program was approximately $2.8 billion, and we had approximately $1.5 billion of unused capacity available to us.
      The availability of funds from this program could suffer in the event of: (a) the deterioration in the performance of the mortgage loans underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt, (c) our inability to access the secondary market for mortgage loans or (d) termination of our role as servicer of the underlying mortgage assets in the event that (1) we default in the performance of our servicing obligations, (2) we declare bankruptcy or become insolvent or (3) our senior unsecured credit ratings fall below “BB+” or “Ba1” by Standard and Poor’s and Moody’s Investor Service, respectively.
      Repurchase Program. We maintain a committed mortgage repurchase facility that we use to finance mortgage loans originated by PHH Mortgage. The conduit for this facility is Sheffield Receivables Corporation. As of December 31, 2004, this repurchase facility had capacity of $150 million, all of which was available to us on that date. This repurchase facility has a one year term that is renewable on an annual basis. Depending on our anticipated mortgage loan origination volume, we may increase the capacity under this repurchase facility subject to agreement with the lender.
Unsecured Debt
      The public debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. At December 31, 2004, we had a total of approximately $1.5 billion in public debt outstanding. Our investment grade ratings are a significant factor in maintaining our current level of broad access to the public debt markets. Currently, our credit ratings are as follows:

Moody’s
	Investors	Standard &	Fitch
	Service	Poor’s	Ratings

Senior debt	Baa3	BBB	A-
Short-term debt	P-3	A-2	F-2
      Each of these ratings has been assigned a stable outlook by the respective agency and reflects our current standing as an independent, public company. Among other things, maintenance of our current investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure and leverage appropriate for companies in our industry. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
      In the event our credit ratings were to drop below “investment grade”, our access to the public corporate debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of “Baa3,” “BBB-” and “BBB-” for Moody’s Investors Services, Standard & Poor’s and Fitch Ratings, respectively, or one level below our lowest current rating. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.
Term Notes
      The outstanding balance of term notes at December 31, 2004 consists of (a) $983 million of publicly issued medium-term notes bearing interest at a blended rate of 6.7%, (b) $453 million ($443 million principal amount) of privately-placed medium-term notes bearing interest at a blended rate of 7.6% and (c) $397 million of retail-issued medium-term notes bearing interest at a blended rate of 6.5%. Such amounts include aggregate hedging losses of $18 million. The outstanding balance at December 31, 2003 consists of (a) $982 million of publicly issued medium-term notes bearing interest at a blended rate of 6.7%, (b) $460 million ($443 million principal amount) of privately-placed medium-term notes bearing interest at a blended rate of 7.6% and (c) $474 million of retail-issued medium-term notes bearing interest at a blended rate of 6.6%. Such amounts included aggregate hedging losses of $11 million.
      As discussed above in “Item 1. Business— Recent Developments,” on February  9, 2005, we announced the prepayment of $443 million aggregate principal amount of our outstanding senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment price included an aggregate make-whole amount of $44 million. This prepayment was funded with proceeds from the $100 million cash contribution from Cendant in connection with the Spin-Off, $150 million in borrowings under our revolving credit facility and $252 million in commercial paper borrowings.
      The indentures pursuant to which these term notes have been issued require that we maintain a debt to tangible equity ratio of not more than 10:1. We continually monitor our maintenance of these required financial ratios and, as of December 31, 2004, we were in compliance with all financial covenants under these indentures.
      We currently have an effective shelf registration statement which registers an additional $874 million (as of February 1, 2005) of debt securities that may be issued under our medium term notes program.
Commercial Paper
      Our policy is to maintain available capacity under our committed revolving credit facility (described below) to fully support our outstanding commercial paper. The weighted average interest rate on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2004 was 1.4%. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under our vehicle management and mortgage programs. As discussed above, we issued $252 million in commercial paper in order to finance a portion of the prepayment of our senior notes in February 2005.
Credit Facility
      We are party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (our “credit facility”). Borrowings under the credit facility mature in June 2007 and, as of December 31, 2004, bear interest at LIBOR plus a margin of 50 basis points. The credit facility also required us to pay a per annum facility fee of 12.5 basis points and a per annum utilization fee of approximately 12.5 basis points if our usage exceeded 33% of the aggregate commitments under the facility. As of February 1, 2005, following ratings action related to our Spin-Off, we now pay a margin of 60 basis points and are required to pay a per annum facility fee of 15 basis points under this facility. In the event that our credit ratings are downgraded to one level below our current ratings, the interest rate and facility fees are subject to upward adjustments of approximately 10.0 and 2.5 basis points, respectively. The credit facility includes various covenants including financial covenants which require that we maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. We continually monitor our maintenance of the covenants in our credit facility and, as of December 31, 2004, we were in compliance with all financial covenants under the credit facility.
      As discussed above, we borrowed $150 million under our credit facility in order to finance a portion of the prepayment of our senior notes in February 2005. As of February 1, 2005, there were no borrowings outstanding under the credit facility.
Contractual Obligations
      The following table summarizes our future contractual obligations as of December 31, 2004 after giving effect to the Spin-Off and related internal reorganization. The table below does not include future cash payments related to interest expense.

	2005	2006	2007	2008	2009	Thereafter	Total

	(in millions)
Asset-backed debt programs (1)	$1,040	$1,615	$758	$1,110	$40	$193	$4,756
Unsecured debt (2)	380	1	187	428	183	818	1,997
Operating leases (3)	28	21	18	17	14	127	225
Capital leases	3	3	1	1	—	—	8
Loan funding commitments (4)	4,084	—	—	—	—	—	4,084
Forward delivery commitments (5)	2,958	—	—	—	—	—	2,958
Other purchase commitments (6)	15	11	9	—	—	—	35

Total	$8,508	$1,651	$973	$1,556	$237	$1,138	$14,063

(1)	Represents asset-backed debt under management and mortgage programs, which was issued to support the purchase of assets under these programs. See “—Sources of Liquidity and Capital Resources— Indebtedness— Securitization Programs.” The amounts in this table represent the contractual maturities for such debt, except for notes issued under our management program where the underlying indentures require payments based on cash inflows relating to the corresponding assets for which estimates of repayments have been used.

(2)	Includes unsecured debt under management and mortgage programs, which was issued to support the purchase of assets under these programs. Also includes our outstanding term notes, commercial paper and indebtedness under our credit facility. See “—Sources of Liquidity and Capital Resources— Indebtedness— Unsecured Debt” and Note 10 to our consolidated financial statements.

(3)	Includes operating leases for our mortgage services segment (a) in Mt. Laurel, New Jersey for a total of approximately 800,000 square feet, with terms expiring in 2006, 2008, 2013 and 2022, (b) in Jacksonville, Florida, with terms expiring in 2005 and 2008 and (c) in 24 smaller regional locations throughout the United States. Also includes leases for PHH Arval (a) of its headquarters office in a new, 210,000 square foot office in Sparks, Maryland, which has a lease expiring in 2014, (b) for office space and marketing centers in five locations in Canada and (c) for approximately four smaller regional locations throughout the United States. See Note 12 to our consolidated financial statements.

(4)	In the normal course of business, we enter into commitments to either originate or purchase mortgage loans at specified rates. These loan commitments represent derivative instruments and are recorded at fair value on our balance sheet.

(5)	Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee and are generally settled within 90 days of the individual contract date. We may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations.

(6)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 12 to our consolidated financial statements.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (a) leases of real estate, (b) access to credit facilities and use of derivatives, (c) sales of mortgage loans and (d) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (1) buyers in sale agreements and sellers in purchase agreements, (2) landlords in lease contracts, (3) financial institutions in credit facility arrangements and derivative contracts, (4) purchasers and insurers of the loans in sales of mortgage loans and (5) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, and we are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.
      We also provide guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only for the duration of the underlying lease contract. The maximum potential amount of future payments that we may be required to make under these guarantees is approximately $8 million in the aggregate. If we were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).
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
Mortgage Servicing Rights
      A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities. The value of mortgage servicing rights is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. More specifically, we incorporate a probability weighted Option Adjusted Spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2004, the implied forward interest rates project an increase of approximately 26 basis points in the yield of the 10-year Treasury Note over the next twelve months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

      As noted above, a key assumption in our estimate of the MSR valuation is forecasted prepayments. We use a third party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar circumstances. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.
      To the extent that fair value is less than carrying value at the individual strata level (which is based upon product type and interest rates of underlying mortgage loans), we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those used in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSR asset, requiring a corresponding reduction in the carrying value of the asset. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a greater level of refinancings, which over time has historically mitigated the impact on earnings of the decline in our MSR asset.
      Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, implied volatility, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. The carrying value of our MSR asset was approximately $1.6 billion as of December 31, 2004 and the total portfolio that we were servicing approximated $143.1 billion as of December 31, 2004 (refer to Note 5 to our Consolidated Financial Statements for a detailed discussion of the effect of any changes to the value of this asset during 2004, 2003 and 2002). The effects of certain adverse potential changes in the estimated fair value of our MSR asset are detailed in Note 11 to our Consolidated Financial Statements.
Financial Instruments
      We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. See Note 16 to our consolidated financial statements. In addition, hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designated as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is also performed quarterly, involves an estimation of changes in fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes to these assumptions.
Goodwill
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we review the carrying value of goodwill annually, or more frequently if circumstances indicate impairment may have occurred. In performing this analysis, we compare the carrying value of our reporting units to their fair value. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings. The aggregate carrying value of our goodwill was $700 million at December 31, 2004.
      Our reporting unit structure changed in connection with the internal reorganization and Spin-Off. We believe that this change will likely result in an impairment to our goodwill in the first quarter of 2005. Although we have not yet completed our final analysis, we currently expect, based upon information available to us, this impairment will be in the range of $225 million to $250 million.
      See Notes 3 and 4 to our consolidated financial statements.
Changes in Accounting Policies During 2004
      During 2004, we adopted the following standards as a result of the issuance of new accounting pronouncements:

•	Financial Accounting Standards Board Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”; and

•	Securities and Exchange Commission Staff Accounting Bulletin No. 105— “Application of Accounting Principles to Loan Commitments.”
Recently Issued Accounting Pronouncements
      During 2004, the FASB also issued the following literature, which we will adopt as required:

•	SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”; and

•	SFAS No. 123R, “Share Based Payment.”
      For detailed information regarding any of these pronouncements and the impact thereof on our business, see Note 2 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our principal market exposure is to interest rate risk. Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact our profitability. Our primary interest rate exposure is to interest rate fluctuations in the United States, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments and also LIBOR and commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. We anticipate that such interest rates will remain a primary market risk for the foreseeable future.
Interest Rate Risk
Mortgage Servicing Rights
      Our MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We use a combination of derivative instruments (including option contracts and interest rate swaps) to offset unexpected changes in fair value on our MSR asset that could affect reported results.

Other Mortgage Related Assets
      Our other mortgage-related assets are subject to interest rate risk created by (a) our commitments to finance mortgages to borrowers who have applied for loan funding and (b) loans held in inventory awaiting sale into the secondary market. We use derivative instruments (including futures, options and forward delivery contracts) to economically hedge our commitments to fund mortgages.
      Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on our balance sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to us.
Indebtedness
      The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features.
Credit Risk and Exposure
      We are exposed to counterparty credit risks in the event of nonperformance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral in instances in which financing is provided. We mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.
      As of December 31, 2004, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of its mortgage business, we do not normally require collateral or other security to support credit sales.
Sensitivity Analysis
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
      We use a discounted cash flow model in determining the fair values of mortgage servicing rights. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. In determining the fair value of mortgage servicing rights, the model also utilizes credit losses and mortgage servicing revenues and expenses as primary assumptions. For mortgage loans, commitments to fund mortgages, forward delivery contracts and options, we rely on market sources in determining the impact of interest rate shifts. We also utilize a probability weighted OAS model to determine the impact of interest rate shifts on mortgage servicing rights. The primary assumptions in this model are the implied market volatility of interest rates and prepayment speeds and the same primary assumptions are used in determining fair value. In addition, for commitments to fund mortgages, the borrower’s propensity to close their mortgage loan under the commitment is used as a primary assumption.
      Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
      We used December 31, 2004 market rates on our instruments to perform the sensitivity analyses. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.
      We have determined that the impact of a 10% change in foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material for the year ended December 31, 2004. Additionally, the impact of a 10% change in interest rates on our fair values and cash flows would not be material for the year ended December 31, 2004. At December 31, 2004, the potential impact on earnings resulting from a 10% increase and decrease in interest rates would be a loss of approximately $20 million and a gain of approximately $10 million, respectively. While these results may be used as benchmarks, they should not be viewed as forecasts.

Item 8.	Financial Statements and Supplementary Data
      Information in response to this item is incorporated herein by reference to the Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form  10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Internal Control Over Financial Reporting.
      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Executive Officers
      The following sets forth certain information with respect to those persons who serve as our executive officers:

Name	Age	Position(s)

Terence W. Edwards	49	President and Chief Executive Officer
Neil J. Cashen	50	Executive Vice President and Chief Financial Officer; Chief Financial Officer— PHH Arval
George J. Kilroy	57	President and Chief Executive Officer— PHH Arval
Joseph E. Suter	45	President and Chief Executive Officer— PHH Mortgage
Mark R. Danahy	45	Senior Vice President and Chief Financial Officer— PHH Mortgage
William F. Brown	47	Senior Vice President, General Counsel and Corporate Secretary
Robert E. Groody	46	Senior Vice President and Chief Operating Officer— PHH Mortgage
Mark E. Johnson	45	Vice President and Treasurer
      Terence W. Edwards serves as our President and Chief Executive Officer. Prior to the consummation of the Spin-Off, Mr. Edwards had served as President and Chief Executive Officer of Cendant Mortgage since February 1996 and as such was responsible for overseeing Cendant Mortgage’s (now PHH Mortgage) entire mortgage banking operation. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer of PHH and was responsible for PHH’s investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined PHH in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.
      Neil J. Cashen serves as our Executive Vice President and Chief Financial Officer and as Chief Financial Officer of PHH Arval. Prior to the consummation of the Spin-Off, Mr. Cashen had served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of PHH Arval since March 2001 and was responsible for PHH Arval’s operations, including finance, strategic planning, customer and vehicle services, legal and human resources. From May 1997 to March 2001, Mr. Cashen was Senior Vice President of Finance and Planning for PHH Arval’s North American fleet operations. Mr. Cashen joined PHH in 1979 and has held positions of increasing responsibility, including Vice President and Controller, Vice President of Business Planning and Analysis, and Director of Corporate Planning and Business Development.
      George J. Kilroy serves as President and Chief Executive Officer of PHH Arval, a position that he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development, responsible for new client sales, client relations and marketing for PHH Arval’s U.S. operations. Mr. Kilroy joined PHH in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.
      Joseph E. Suter serves as President and Chief Executive Officer of PHH Mortgage. Prior to the consummation of the Spin-Off, Mr. Suter was responsible for managing pricing, interest rate risk and loan securitization efforts of our mortgage business since 1993 as Vice President and Senior Vice President of Secondary Marketing. Mr. Suter joined U.S. Mortgage Corporation in 1983 as a wholesale account manager and has held positions of increasing responsibility in Secondary Marketing following our acquisition of U.S. Mortgage in 1985.
      Mark R. Danahy serves as Senior Vice President and Chief Financial Officer of PHH Mortgage. Prior to the consummation of the Spin-Off, Mr. Danahy had served as Senior Vice President and Chief Financial Officer of Cendant Mortgage since April 2001. Mr. Danahy is responsible for directing the corporate accounting and financial planning teams, which include financial reporting, asset valuation and capital markets accounting, planning, and forecasting. Mr. Danahy joined Cendant Mortgage in December 2000 as Controller. From 1999 to 2000, Mr. Danahy served as Vice President, Capital Market Operations for GE Capital Market Services, Inc.

      William F. Brown serves as Senior Vice President, General Counsel and Corporate Secretary. Prior to the consummation of the Spin-Off, Mr. Brown had served as Senior Vice President and General Counsel of Cendant Mortgage since June 1999 and oversaw its legal, contract, licensing and regulatory compliance functions. Mr. Brown also served on Cendant Mortgage’s Executive Quality Control Committee. From June 1997 to June 1999, Mr. Brown served as Vice President and General Counsel of Cendant Mortgage. From January 1995 to June 1997, Mr. Brown served as Counsel in the PHH Corporate Legal Department.
      Robert E. Groody serves as Senior Vice President and Chief Operating Officer of PHH Mortgage. Prior to the consummation of the Spin-Off, Mr. Groody had served as Chief Operating Officer of Cendant Mortgage since 1994. From 1992 through 1994, Mr. Groody was Controller of Cendant Mortgage.
      Mark E. Johnson serves as Vice President and Treasurer. Prior to the consummation of the Spin-Off, Mr. Johnson had served as Vice President, Secondary Marketing of Cendant Mortgage since May of 2003, responsible for various funding initiatives and financial management of certain subsidiary operations. From May 1997 to May 2003, Mr. Johnson served as Assistant Treasurer of Cendant Corporation where he had a range of responsibilities, including bank relations, rating agency relations, unsecured funding and securitization.
Board of Directors
      The following sets forth certain information with respect to the members of our board of directors. Messrs. Krongard, Edwards, Kilroy, Brinkley and Mariner and Ms. Logan were nominated and elected as directors effective upon the consummation of the Spin-Off. Mr. Van Kirk will become a director effective July 1, 2005.

Name	Age	Position(s)

A.B. Krongard	68	Non-Executive Chairman of the Board of Directors
Terence W. Edwards	49	Director; President and Chief Executive Officer
George J. Kilroy	57	Director; President and Chief Executive Officer— PHH Arval
James W. Brinkley	68	Director
Ann D. Logan	50	Director
Jonathan D. Mariner	49	Director
Francis J. Van Kirk	55	Director (effective July 1, 2005)
      A.B. Krongard was elected Non-Executive Chairman of the board of directors effective upon the consummation of the Spin-Off. Since December 2004, Mr. Krongard has been pursuing personal interests. From March 2001 until 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From February 1998 until March 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Mr. Krongard previously worked in various capacities at Alex. Brown, Incorporated. In 1991, Mr. Krongard was elected as Chief Executive Officer of Alex. Brown and assumed the additional duties of Chairman of the Board in 1994. Upon the merger of Alex. Brown with Bankers Trust Corporation in September 1997, Mr. Krongard became Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency in 2001.
      James W. Brinkley was elected as a director effective upon the consummation of the Spin-Off. Mr. Brinkley has served as director of Legg Mason, Inc., a holding company that, through its subsidiaries, provides financial services to individuals, institutions, corporations, governments and government agencies, since its formation in 1981. Mr. Brinkley has served as a Senior Executive Vice President of Legg Mason since December 1983. Mr. Brinkley became Chairman of Legg Mason Wood Walker, Incorporated (“LMWW”), Legg Mason’s principal brokerage subsidiary, in February 2004. Mr. Brinkley previously served as LMWW’s Vice Chairman and Chief Executive Officer from July 2003 through February 2004, as its President from 1985 until July 2003 and as its Chief Operating Officer from February 1998 until July 2003.
      Ann D. Logan was elected as a director effective upon the consummation of the Spin-Off. Since July 2000, Ms. Logan has worked with various non-profit organizations and is currently Chair of the Annual Fund at Bryn Mawr College and a member of the College’s campaign steering committee. Ms. Logan was an Executive Vice President at Fannie Mae from January 1993 to July 2000. Ms. Logan ran the single-family mortgage business at

Fannie Mae from 1998 to 2000 and was the Chief Credit Officer from 1993 to 1998. From 1989 to 1993, Ms. Logan was a Senior Vice President in charge of Fannie Mae’s Northeast Regional Office in Philadelphia. Prior to joining Fannie Mae, Ms. Logan was Assistant Vice President at Standard & Poor’s Corporation in New York. From 1976 to 1980, Ms. Logan worked for the U.S. Senate Judiciary Committee and served as the Committee Staff Director in 1980.
      Jonathan D. Mariner was elected as a director effective upon the consummation of the Spin-Off. Mr. Mariner has been the Executive Vice President and Chief Financial Officer of Major League Baseball since January 2004. From March 2002 to January 2004, Mr. Mariner served as the Senior Vice President and Chief Financial Officer of Major League Baseball. From December 2000 to March 2002, Mr. Mariner served as the Chief Operating Officer of Charter Schools U.S.A., a charter school development and management company. Mr. Mariner was the Executive Vice President and Chief Financial Officer of the Florida Marlins Baseball Club from February 1992 to December 2000. Mr. Mariner currently serves on the Boards of Directors of BankAtlantic Bancorp, Inc. and Steiner Leisure, Limited, both of which file reports pursuant to the Exchange Act.
      Francis J. Van Kirk will become a director effective July 1, 2005. Mr. Van Kirk has been the Managing Partner of PricewaterhouseCoopers LLP’s Philadelphia office since 1996. In this role, Mr. Van Kirk oversees the integration and coordination of PricewaterhouseCoopers’ lines of service and industry groups to ensure seamless service to its clients. Mr. Van Kirk will retire as a partner of PricewaterhouseCoopers prior to joining our board of directors. Mr. Van Kirk began his career with PricewaterhouseCoopers in 1971 as Staff Auditor and has been employed by them ever since.
Composition of the Board of Directors
      Our charter divides our board into three classes having staggered terms, with one of such classes being elected each year for a new three-year term. Class I directors have an initial term expiring at the annual meeting of our stockholders to be held in 2006, Class II directors have an initial term expiring at the annual meeting of our stockholders to be held in 2007 and Class III directors have an initial term expiring at the annual meeting of our stockholders to be held in 2008. Class I includes Messrs. Edwards, Krongard and Van Kirk (effective on July 1, 2005). Class II includes Mr. Kilroy and Ms. Logan. Class III includes Messrs. Mariner and Brinkley.
      Our board is required under the rules of the NYSE to affirmatively determine which directors are independent and to disclose such determination in this Annual Report on Form 10-K and in the proxy statement for each annual meeting of stockholders going forward. The board, at its meeting held on February 24, 2005, determined that all of our non-employee directors (i.e. all of our directors other than Messrs. Edwards and Kilroy) are independent as such terms is defined in the rules of the NYSE and in the judgement of the board. Mr. Krongard, our Non-Executive Chairman, is a member of the global board of our principal outside law firm, DLA Piper Rudnick Gray Cary LLP. Based on the nature of this position, our board specifically considered Mr. Krongard’s relationship with DLA Piper Rudnick Gray Cary LLP and determined that it was not a material relationship for the purposes of determining his independence.
Non-Executive Chairman
      Mr. Krongard serves as our Non-Executive Chairman. The non-executive chairman is not, and will not be, an officer of PHH and will lead all meetings of the board of directors at which he is present. The non-executive chairman will serve on appropriate committees as requested by the board of directors, set meeting schedules and agendas, manage information flow to the board of directors to assure appropriate understanding of, and discussion regarding, matters of interest or concern to the board of directors. The non-executive chairman will also have such additional powers and perform such additional duties consistent with organizing and leading the actions of the board of directors as the board of directors may from time to time prescribe.

Committees of Our Board of Directors
      Our board of directors has the following committees:
Executive Committee
      The Executive Committee is comprised of Messrs. Krongard (Chairman), Edwards and Kilroy. The Executive Committee may exercise all of the powers of our board of directors when the board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee has no power to (a) alter, amend or repeal our by-laws or any resolution or resolutions of the board of directors, (b) declare any dividend or make any other distribution to our stockholders, (c) appoint any member of the Executive Committee or (d) take any other action which legally may be taken only by the full board of directors.
Audit Committee
      The Audit Committee is currently comprised of Messrs. Mariner and Krongard (Chairman) and Ms. Logan. It is expected that Mr. Van Kirk will join the Audit Committee as Chairman, to replace Mr. Krongard, when he joins our board of directors in July 2005. The Audit Committee operates under a written charter that is available on our corporate website at www.phh.com under the heading “Corporate Governance.” A copy of the charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, NJ 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). The Audit Committee assists our board of directors in overseeing our corporate accounting and reporting practices by meeting with our financial management and auditors to review our financial statements, quarterly earnings releases and financial data; reviewing and selecting the independent registered public accountants who will audit our financial statements; reviewing the selection of the internal auditors who provide internal audit services; reviewing the scope, procedures and results of our audits; and evaluating our key financial and accounting personnel. All members of the Audit Committee are required to meet the definition of “independence” under the rules of the NYSE and the Commission, and each of them meets this definition. In addition, each member of the Audit Committee is required to have the ability to read and understand fundamental financial statements. The Audit Committee is also required to have at least one member that qualifies as an “audit committee financial expert” as defined by the rules of the Commission. Our board of directors has determined that Mr. Mariner qualifies and Mr. Van Kirk will qualify as an audit committee financial expert.
Compensation Committee
      The Compensation Committee is comprised of Messrs. Brinkley (Chairman) and Krongard and Ms. Logan. The Compensation Committee operates under a written charter that is available on our corporate website at www.phh.com under the heading “Corporate Governance.” A copy of the charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, NJ 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). The Compensation Committee determines, approves and reports to our board of directors on all elements of compensation for our senior management. The Compensation Committee also assists us in developing compensation and benefit strategies to attract, develop and retain qualified employees. All members of the Compensation Committee are required to meet the definition of “independence” under the rules of the NYSE, and each of them meets this definition.
Corporate Governance Committee
      The Corporate Governance Committee is comprised of Messrs. Krongard (Chairman), Brinkley and Mariner. The Corporate Governance Committee operates under a written charter that is available on our corporate website at www.phh.com under the heading “Corporate Governance.” A copy of the charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, NJ 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). The Corporate Governance Committee’s responsibilities with respect to its governance function include considering matters of corporate governance and reviewing and revising our Board of Directors Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors and our Code of Conduct for Employees and Officers. The Corporate Governance Committee identifies, evaluates and recommends nominees for our board of directors for each annual meeting; evaluates the composition, organization and governance of our board of directors and its committees; and develops and recommends corporate governance principles and policies applicable to us. All members of the Corporate Governance Committee are required to meet the definition of “independence” under the rules of the NYSE and each of them meets this definition.
      The Corporate Governance Committee’s director nominating functions include the following:

•	identify individuals qualified to become members of the board, which shall be consistent with the board’s criteria for selecting new directors. Such criteria include consideration of such diversity, age, skills and experience so as to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation or NYSE requirement;

•	conduct a review in respect of such individuals it wishes to recommend to the board as a director nominee and recommend that the board select the director nominees for the next annual meeting of shareholders; and

•	review the suitability for continued service as a director of each board member when his or her term expires and when he or she has a significant change in status, including but not limited to an employment change, and recommend whether or not the director should be re-nominated to the board or continue as a director.
      Our by-laws provide the procedure for stockholders to make director nominations. As set forth in our by-laws, nominations of persons for election to our board of directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, by any stockholder who is a stockholder of record on the date of the giving of the notice provided for in the by-laws and on the record date for the determination of stockholders entitled to vote at such meeting and who complies with the notice procedures set forth in the by-laws. A stockholder’s notice must be delivered to or mailed and received by the Secretary at our principal executive offices:

•	in the case of an annual meeting, not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the preceding year’s annual meeting, notice by the stockholder must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made; and

•	in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public announcement of the date of the special meeting was made, whichever first occurs.
      A stockholder’s notice to the Secretary must be in writing and set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Exchange Act, and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice:

•	the name and address of such stockholder as they appear on our books and of the beneficial owner, if any, on whose behalf the nomination is made;

•	the class or series and number of shares of our capital stock which are owned beneficially or of record by such stockholder and such beneficial owner;

•	a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and

•	any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.
      Such notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.
Compensation Committee Interlocks and Insider Participation
      None of our executive officers serves as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.
Director Compensation
      The following table sets forth the compensation that will be paid to our non-employee directors, effective as of the Spin-Off:

	Compensation (1)

Annual director retainer (2)	$120,000
New director equity grant	60,000	(3)
Non-Executive Chairman stipend	50,000
Audit Committee Chair stipend	20,000
Audit Committee member stipend	12,000
Compensation Committee Chair stipend	15,000
Compensation Committee member stipend	10,000
Corporate Governance Committee Chair stipend	9,000
Corporate Governance Committee member stipend	7,000

(1)	Members of our board of directors who are also our officers or employees do not receive compensation for serving as a director (other than travel-related expenses for meetings held outside of our headquarters). The Non-Executive Chairman stipend and committee chair and membership stipends are to be paid half in cash and half in shares of our common stock, which are required to be deferred under our Non-Employee Directors Deferred Compensation Plan (such deferred common stock is referred to as “deferred stock units”) Directors may elect to receive all of such stipends in deferred stock units.
(2)	The annual director retainer (the “retainer”) is paid in arrears on a quarterly basis. The retainer is pro-rated for 2005, based on a non-employee director’s service from February 1 through December 31. Fifty percent (50%) of the retainer is paid in cash and the other 50% is paid in deferred stock units. A non-employee director may elect to receive all or a portion of the cash retainer or any other compensation received for service as a non-employee director in the form of additional deferred stock units. The number of shares of common stock to be received pursuant to the deferred stock unit portion of the retainer or any other compensation the non-employee director elects to receive in the form of deferred stock units equals the value of the compensation being paid in the form of deferred stock units, divided by the fair market value of our common stock as of the date on which the compensation would otherwise have been paid. The deferred stock units are issued under our 2005 Equity and Incentive Plan and are referred to as “restricted stock units” under that plan. Non-employee directors are credited with dividend equivalents with respect to the number of deferred stock units credited to their accounts, which dividend equivalents are credited in the form of additional deferred stock units. Each deferred stock unit entitles the non-employee director to receive one share of common stock on the date which is 200 days immediately following the termination of service as a non-employee director for any reason. Non-employee directors may not sell or receive value from any deferred stock unit prior to the receipt of the common stock following termination of service.
(3)	Amount is to be awarded on March 31, 2005 and will be payable in deferred stock units. The number of units to be awarded equals $60,000 divided by the fair market value of a share of our common stock on the date of grant.

Codes of Ethics
Code of Business Conduct and Ethics for Directors
      We are committed to conducting business in accordance with the highest standards of business ethics and complying with applicable laws, rules and regulations. In furtherance of this commitment, our board of directors promotes ethical behavior and has adopted a Code of Business Conduct and Ethics for Directors (the “Directors Code”) that is applicable to all of our directors. The Directors Code provides, among other things:

•	guidelines for directors with respect to what constitutes a conflict of interest between a director’s private interests and interests of PHH;
•	a set of standards that must be followed whenever we contemplate a business relationship between us and a director;
•	restrictions on competition between our directors and PHH and limits the use of our confidential information by directors for their personal benefit; and
•	disciplinary measures for violations of the Directors Code and any other applicable rules and regulations.
      A copy of the Directors Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, NJ 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).
Code of Conduct for Employees and Officers
      Our board of directors has also adopted a Code of Conduct for Employees and Officers (the “Employees and Officers Code”) that is applicable to all of our officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. The Employees and Officers Code provides, among other things:

•	guidelines for our officers and employees with respect to ethical handling of conflicts of interest, including examples of the most common types of conflicts of interest that should be avoided (e.g., receipt of improper personal benefits from us, having an ownership interest in other businesses that may compromise an officer’s loyalty to us; obtaining outside employment with a competitor of ours, etc.);
•	a set of standards to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, including, for example, a specific requirement that all accounting records must be duly preserved and must accurately reflect our assets and liabilities; and
•	disciplinary measures for violations of the Employees and Officers Code and any other applicable rules and regulations.
      A copy of the Employees and Officers Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, NJ 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).
Item 11. Executive Compensation
      The information below sets forth the compensation of the person who is our chief executive officer and the persons who would have been our four most highly compensated executive officers (collectively referred to as our “named executive officers”) for the fiscal year ending December 31, 2004, had they served in the capacities listed in the table below for that fiscal year. The services rendered by the named executive officers prior to the Spin-Off were, in some cases, in capacities not equivalent to those being provided to us after the Spin-Off. The form and amount of the compensation to be paid to each of our executive officers for the fiscal year ending December 31, 2005, will be as determined by the Compensation Committee of our board of directors.

Summary Compensation Table

					Long Term
					Compensation Awards
		Annual Compensation
					Restricted	Securities
Name (Principal				Other Annual	Stock	Underlying	All Other
Position(s)) (1)	Year	Salary	Bonus (2)	Compensation (3)	Awards (4)	Options (5)	Compensation (6)

Terence W. Edwards	2004	$583,704	$—	$8,943	$1,000,009	—	$16,705
(President and Chief	2003	547,780	1,097,590	13,564	449,997	24,835	73,017
Executive Officer)	2002	533,680	1,118,525	—	—	144,000	34,443
Neil J. Cashen	2004	$271,625	$191,495	$5,916	$519,992	—	$22,046
(Executive Vice President	2003	262,620	222,364	3,825	215,935	—	12,294
and Chief Financial Officer;	2002	244,942	151,867	—	—	96,000	10,615
Chief Financial Officer— PHH Arval)
George J. Kilroy	2004	$317,885	$229,274	$4,761	$1,000,009	—	$23,117
(President and Chief	2003	296,514	258,257	3,330	400,007	—	29,924
Executive Officer—	2002	280,817	175,511	—	—	105,600	30,437
PHH Arval)
Joseph E. Suter	2004	$272,110	$—	$14,553	$499,993	—	$14,712
(President and Chief	2003	255,192	238,852	9,733	249,994	—	13,640
Executive Officer—	2002	246,677	228,125	—	—	67,200	11,849
PHH Mortgage)
Mark R. Danahy	2004	$282,698	$—	$14,830	$550,002	—	$14,633
(Senior Vice President and	2003	226,927	216,506	5,660	225,005	—	13,488
Chief Financial Officer—	2002	206,923	118,125	—	—	52,800	11,700
PHH Mortgage)

(1)	For a description of the titles of each of our named executive officers during the periods reflected in the table, see “Item 10. Directors and Executive Officers of the Registrant Executive Officers.”
(2)	For 2004 (a) bonus amounts for Messrs. Cashen and Kilroy represent profit-sharing performance-based bonuses under the fleet management services segment bonus program and (b) no profit-sharing performance-based bonuses were paid to any of Messrs. Edwards, Suter or Danahy under the mortgage services segment bonus program. For 2003 and 2002, the amounts shown reflect all bonuses paid for such year, including performance-based profit-sharing bonuses paid in the first quarter of the year following the end of the performance year.
(3)	These amounts include the value of perquisites including a company car, gasoline, financial planning and small gift which do not exceed $50,000 or 10% of the annual salary and bonus for any named executive officer. These amounts also include amounts reimbursed during 2004 for the payment of taxes by each of Messrs. Edwards, Cashen, Kilroy, Suter and Danahy of $2,061, $177, $177, $4,340 and $4,241, respectively.
(4)	On June 3, 2004, each named executive officer was granted performance-vesting restricted stock units relating to shares of Cendant common stock (each a “2004 unit”). Up to one-eighth of the units is scheduled to vest on April 27 in each of 2005, 2006, 2007 and 2008 based upon the extent to which Cendant attains pre-established performance goals for 2004 through the end of the most recently completed fiscal year prior to such vesting date (i.e., 25% of the units scheduled to vest each year will vest if performance reaches “threshold” levels; and 100% of such units will vest if performance reaches “target” levels). The performance goals relating to these units are based upon the “total unit growth” of Cendant common stock in relation to the average historic “total stockholder return” of the S&P 500 (“total unit growth” is comprised of earnings before interest, taxes, depreciation and amortization, plus increases in free cash flow generation). 2004 units that do not vest in 2005, 2006 and 2007 may become vested in later year(s) subject to Cendant’s attainment of cumulative multi-year performance goals. In addition, up to one-half of the units may vest on April 27, 2008 based upon the extent to which Cendant attains cumulative four-year pre-established performance goals. In all cases, intermediate levels of vesting will occur for interim levels of performance. Vesting of the 2004 units is subject to the named executive officer remaining continuously employed with Cendant through the applicable vesting date. Upon vesting of a 2004 unit, the named executive officer becomes entitled to receive a share of Cendant common stock. All 2004 units are eligible to receive cash dividend equivalents, which remain restricted and subject to forfeiture until the 2004 unit for which it was paid becomes vested. Each named executive officer received the following number of 2004 units relating to Cendant common stock: Mr. Edwards, 43,253; Mr. Kilroy, 43,253; Mr. Suter, 21,626; Mr. Cashen, 22,491; and Mr. Danahy, 23,789. The value of the shares underlying the 2004 units as of the date of grant is shown in the table above and reflect a per-unit value of $23.12, based upon the closing price of Cendant common stock on June 3, 2004.
The named executive officers were also granted restricted stock units relating to shares of Cendant common stock on April 22, 2003 (each a “2003 unit”). One-fourth of the 2003 units will vest each year commencing on April 22, 2004. Vesting of the 2003 units is subject to the named executive officer remaining continuously employed with Cendant through
(footnotes continued on the following page)

the applicable vesting date. Upon vesting of a 2003 unit, the named executive officer becomes entitled to receive a share of Cendant common stock. All 2003 units are eligible to receive cash dividend equivalents, which remain restricted and subject to forfeiture until the 2003 unit for which it was paid becomes vested. Each named executive officer received the following number of 2003 units relating to Cendant common stock: Mr. Edwards, 32,991; Mr. Kilroy, 29,326; Mr. Suter, 18,328; Mr. Cashen, 15,831; and Mr. Danahy, 16,496. The value of the shares underlying the 2003 units as of the date of grant is shown in the table above and reflects a per-unit value of $13.64, based upon the closing price of Cendant common stock on April 22, 2003.
The value of the shares of Cendant common stock underlying the 2003 units and the 2004 units held by each named executive officer as of December 31, 2004, reflecting a December 31, 2004, value of $23.38 per share of Cendant common stock, equaled as follows: Mr. Edwards, $1,589,746; Mr. Kilroy, $1,525,475; Mr. Suter, $826,997; Mr. Cashen, $803,430; and Mr. Danahy, $845,449. The number of restricted stock units granted to each named executive officer was approved by Cendant’s Compensation Committee and were granted pursuant to Cendant’s 1997 Stock Option Plan and 2004 Long Term Incentive Plan.
In connection with the Spin-Off, the restricted stock units relating to shares of Cendant common stock, described above, were converted into restricted stock units relating to our common stock and were assumed under our 2005 Equity and Incentive Plan. For a description of the manner in which restricted stock units relating to Cendant common stock were converted into restricted stock units relating to our common stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Equity Compensation Plan Information.” The converted 2003 units will continue to vest on the dates set forth in the original Cendant award. Under that schedule, the converted 2003 units will vest pro rata on April 22 in each of 2005, 2006 and 2007. The Compensation Committee of our board of directors has determined that one-eighth of the converted 2004 units will become vested on April 27, 2005, and will establish performance goals on an annual basis for the converted 2004 units scheduled to vest on April 27 in each of 2007 and 2008. The Compensation Committee has established the performance goals relating to the converted 2004 units scheduled to vest on April 27, 2006, based on return on equity and net income growth measured for the 2005 fiscal year. If we achieve 100% of our target (29% net income growth and 7.25% return on equity for 2005) for the fiscal year immediately prior to a vesting date, one-eighth of the converted 2004 units will vest on that vesting date. If we achieve 150% of our target (77% net income growth and 10% return on equity for 2005) for the fiscal year immediately prior to a vesting date, three-sixteenths of the converted 2004 units will vest on that vesting date. To the extent that we do not achieve at least the 100% target for a fiscal year, one-eighth of the converted 2004 units will be forfeited on the relevant vesting date. Additionally, any converted 2004 units which have not vested as of April 27, 2008, will be forfeited on that date.
Giving effect to the adjustment to the restricted stock units after the Spin-Off, each named executive officer received the following number of restricted stock units as of the date of the Spin-Off: Mr. Edwards, 74,302; Mr. Kilroy, 71,298; Mr. Suter, 38,651; Mr. Cashen, 37,549; and Mr. Danahy, 39,513. The value of the shares underlying the 2003 units and the 2004 units held by each named executive officer as of February 1, 2005, reflecting a February 1, 2005, value of $21.90 per share of PHH common stock, equaled as follows: Mr. Edwards, $1,627,214; Mr. Kilroy, $1,561,426; Mr. Suter, $846,457; Mr. Cashen, $822,323; and Mr. Danahy, $865,334.
(5)	No Cendant stock options were granted to the named executive officers during 2004. The number of Cendant stock options granted by Cendant to the named executive officers in prior years is shown in the table above.
In connection with the Spin-Off, options to purchase Cendant common stock with exercise prices of $18.00 and higher held by the named executive officers were converted into options to purchase an equivalent number of shares of our common stock on substantially similar terms and conditions. For a description of the manner in which options relating to Cendant common stock were converted into options relating to our common stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Equity Compensation Plan Information.” In addition, the unvested portion of Mr. Edwards’ options to purchase Cendant common stock granted on April 22, 2003, with an exercise price of $13.64 per share, was also converted into options to purchase an equivalent number of shares of our common stock. Giving effect to the adjustment of the options after the Spin-Off, each named executive officer received the following number of options to purchase our common stock as of the date of the Spin-Off with respect to the options reported in the table above: Mr. Edwards, 177,719 shares; Mr. Suter, 73,436 shares; Mr. Cashen, 104,909 shares; and Mr. Danahy, 35,844 shares. A portion of Mr. Danahy’s options and all of Mr. Kilroy’s options to purchase Cendant common stock reported in the table above were not converted into options to purchase our common stock, because those options were exercised by Messrs. Danahy and Kilroy prior to the Spin-Off.
(6)	Payments included in these amounts for 2004 consist of (i) matching contributions to a non-qualified deferred compensation plan and/or 401(k) plan maintained by Cendant (collectively, “Defined Contribution Match”) (ii) executive medical benefits and (iii) life and long-term disability insurance coverage. Defined Contribution Match includes estimated matching contributions relating to deferred bonuses in respect of 2004 (assumed for this purpose to have been earned and

(footnotes continued on the following page)

paid as described in the Summary Compensation Table above) and paid in the first quarter of 2005. For 2004, the Defined Contribution Match for the named executive officers were as follows:

			Life &
	Defined	Executive	Disability
	Contribution	Medical	Insurance
Name	Match	Benefits	Coverage	Totals

Terence W. Edwards	$12,300	$750	$3,655	$16,705
Neil J. Cashen	19,338	750	1,958	22,046
George J. Kilroy	19,073	750	3,294	23,117
Joseph E. Suter	12,300	750	1,662	14,712
Mark R. Danahy	12,300	750	1,583	14,633
Cendant Stock Options
      The following table sets forth information concerning the exercise of options to purchase shares of Cendant common stock during 2004 by each of our named executive officers and the year-end value of unexercised options to purchase shares of Cendant common stock, reflecting a December 31, 2004 value of $23.38 per share of Cendant common stock. The information set forth in the following table does not reflect any of the equitable adjustments to Cendant stock options made in connection with the Spin-Off.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares		Number of Securities	Value of Unexercised
	Acquired		Underlying Unexercised	In-The-Money Options at
	on	Value	Options at Fiscal Year-End (#)	Fiscal Year End ($)(1)
Name	Exercise (#)	Realized ($)	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)

Terence W. Edwards	262,500	3,628,388	567,708/18,627	2,195,157/178,819
Neil J. Cashen	24,160	280,481	319,968/0	2,817,661/0
George J. Kilroy	20,000	218,028	21,667/0	201,070/0
Joseph E. Suter	235,000	2,586,429	198,434/0	335,291/0
Mark R. Danahy	30,000	196,719	87,800/0	463,645/0

(1)	Amounts are based upon a December 31, 2004 closing price per share of Cendant Common Stock on the New York Stock Exchange of $23.38.
Report on Executive Compensation
      Prior to the Spin-Off, all compensation paid to our executive officers was paid by Cendant and was set at levels determined by Cendant. As discussed above under “Item 10. Directors and Executive Officers of the Registrant— Committees of Our Board of Directors— Compensation Committee,” we have a Compensation Committee that is responsible for setting the compensation levels for our executive officers after the Spin-Off.
Employment Contracts and Termination, Severance and Change in Control Arrangements
Employment Agreements
      Immediately, after the Spin-Off, we entered into an employment agreement with Terence W. Edwards, our President and Chief Executive Officer with a term ending on February 1, 2008. In addition to providing for a minimum base salary of $625,000 and participation in employee benefit plans generally available to our executive officers, Mr. Edwards’ agreement provided for an annual incentive award with a target amount equal to no less than 100% of his base salary, subject to attainment of performance goals, and grants of long-term incentive awards upon such terms and conditions as determined by our board of directors or our Compensation Committee. In addition, Mr. Edwards was entitled to receive an equity incentive award under the employment agreement relating to our common stock that will vest based on the achievement of specified performance goals and will have a value on the grant date of $2.5 million, which value will be based on such criteria as our board of directors or our Compensation Committee may determine. After the Spin-Off, we adopted a policy generally not to enter into employment agreements with any of our executive officers or other employees. In accordance with this policy, we and Mr. Edwards have terminated his employment agreement and Mr. Edwards’ employment with us is on an at-will basis.
Change in Control Arrangements
      Generally, all stock options granted to each of the Named Executive Officers under our 2005 Equity and Incentive Plan will become fully and immediately vested and exercisable, and all restricted stock units will vest, upon the occurrence of any change in control transaction affecting the Company.
Pension Benefits
      Prior to the Spin-Off, each of the named executive officers other than Mr. Danahy participated in the Cendant Corporation Pension Plan (the “Cendant Plan”), a defined benefit employee pension plan. In connection with the Spin-Off, Cendant and PHH agreed to separate the Cendant Plan into two separate plans. Effective as of the Spin-Off, we have adopted the PHH Corporation Pension Plan (the “PHH Plan”), which is identical in all material respects to the Cendant Plan, and have assumed all of the liabilities and obligations owed under the Cendant Plan to those Cendant Plan participants who were actively employed by PHH at the time of the Spin-Off, including each of the named executive officers other than Mr. Danahy, who was not a participant in the Cendant Plan. Additionally, a portion of the assets of the Cendant Plan, representing the share of the Cendant Plan’s assets allocable to the sum of the present values of the accrued benefits of the PHH Employees eligible to participate in the PHH Plan, will be transferred to the PHH Plan. Such amounts will be determined by the actuaries of the Cendant Plan and the PHH Plan in accordance with the requirements under the Internal Revenue Code of 1986, as amended. Employees who did not participate in the Cendant Plan, including Mr. Danahy, will not participate in the PHH Plan. PHH has also assumed any supplemental pension obligations accrued by the named executive officers under plans maintained by Cendant.
      Each of the named executive officers, other than Mr. Danahy, is eligible to receive a benefit under the PHH Plan based on 2% of their final average compensation times the number of their years of benefit service (up to a maximum of 30 years) minus 50% of their annualized primary social security benefit. For purposes of determining the named executive officers’ benefits under the PHH Plan, their final average compensation and years of benefit service shall be based on compensation and service earned prior to October 31, 1999 (October 31, 2004, for Mr. Kilroy). The named executive officers will not accrue any additional benefits under the PHH Plan or under any other defined benefit plan of PHH or Cendant after October 31, 1999 (October 31, 2004, for Mr. Kilroy).
      The estimated annual benefits payable to each of the named executive officers upon retirement at their normal retirement age (which is set forth immediately following their name) is: Mr. Edwards (2020), $41,300; Mr. Cashen (2019), $33,200; Mr. Kilroy (2012), $83,500; and Mr. Suter (2024), $32,700. The estimated annual benefits described in the preceding sentence reflect straight-life annuity amounts and reflect an offset for estimated social security benefits. Additionally, Mr. Suter’s estimated annual benefit includes benefits that are payable under a supplemental pension plan formerly sponsored by PHH which provides additional benefits which would have been payable under the PHH Plan, but for Internal Revenue Service limitations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth the beneficial ownership of our outstanding common stock, as of February 28, 2005, by our directors and executive officers, individually and as a group, and by those persons who currently are known to us to be beneficial owners of 5% or more of our common stock.
      We have determined beneficial ownership in the table in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have deemed shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of February 28, 2005 to be outstanding, but we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by that stockholder. Unless otherwise indicated, the address of all listed stockholders is c/o PHH Corporation, 3000 Leadenhall Road, Mt. Laurel, NJ 08054.

		Percent of
	Shares	Common
	Beneficially	Stock
Name	Owned	Outstanding (1)

Principal Stockholders:
SAB Capital Partners and its affiliates (2)	4,650,800	8.83%
712 Fifth Avenue, 42nd Floor
New York, N.Y. 10019
Barclays Global Investors, N.A. (3)	3,717,095	7.06%
45 Fremont Street
San Francisco, CA 94015
Directors and Named Executive Officers:
Terence W. Edwards (4)	362,671	*
Neil J. Cashen (5)	112,546	*
George J. Kilroy (6)	14,545	*
Joseph E. Suter (7)	225,348	*
Mark R. Danahy (8)	87,312	*
William F. Brown (9)	73,480	*
Robert E. Groody (10)	251,820	*
Mark E. Johnson (11)	45,569	*
James W. Brinkley (12)	250	*
A.B. Krongard	—	—
Ann D. Logan	—	—
Jonathan D. Mariner	—	—
All directors and executive officers as a group (11 persons)	1,173,541	2.23%

*	Represents less than one percent.
(1)	Figures are based upon 52,684,398 shares of our common stock outstanding as of February 28, 2005.
(2)	Reflects beneficial ownership of shares of our common stock as derived solely from information reported in a Schedule 13G filed under the Securities Exchange Act of 1934, as amended, by SAB Capital Partners, L.P. (“SABCP”), SAB Capital Partners II, L.P. (“SABCP II”), SAB Capital Advisors, L.L.C. (“SABC Advisors”), SAB Overseas Capital Management, L.P. (SABC Overseas Management”), SAB Capital Management, L.L.C. (“SABC Management”) and Mr. Scott A. Bommer with the Securities and Exchange Commission on February 2, 2005. Includes (a) shares of our common stock beneficially owned directly by SABCP and SABCP II, (b) shares of our common stock beneficially owned indirectly by SABC Advisors as general partner of each of SABCP and SABCP II, (c) shares of our common stock beneficially owned indirectly by each of SABC Overseas Management and SABC Management as the investment manager and general partner, respectively, of SAB Overseas Fund, Ltd. and (d) shares of our common stock beneficially owned indirectly by Mr. Bommer as the managing member of SABC Advisors and SABC Management.
(3)	Reflects beneficial ownership of 74,341,918 shares of Cendant common stock by Barclays Global Investors, N.A. and its affiliated entities (“Barclays”), as derived solely from information reported in a Schedule 13F for the year ended December 31, 2004 filed under the Securities Exchange Act of 1934, as amended, by Barclays with the Securities and Exchange Commission on February 14, 2005. Such Schedule 13F indicates that Barclays has sole voting power over 65,768,318 of the shares and no voting power over 8,573,600 of the shares. The principal business address for Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, CA 94015. Information is based upon the assumption that Barclays held 74,341,918 shares of Cendant common stock as of January 31, 2005, that each received a dividend of 1/20th of a share of our common stock pursuant to the Spin-Off.
(4)	Represents (a) 556 shares of our common stock held by Mr. Edwards directly, (b) options to purchase 347,194 shares of our common stock and (c) 14,921 restricted stock units.
(5)	Represents (a) 96 shares of our common stock held by Mr. Cashen directly, (b) 144 shares of our common stock held in Mr. Cashen’s 401(k) account, (c) options to purchase 104,909 shares of our common stock and (d) 7,397 restricted stock units.
(6)	Represents (a) 625 shares of our common stock held in Mr. Kilroy’s 401(k) account (b) 13,920 restricted stock units.
(7)	Represents (a) 539 shares of our common stock held in Mr. Suter’s 401(k) account, (b) options to purchase 216,848 shares of our common stock and (c) 7,961 restricted stock units.
(8)	Represents (a) options to purchase 79,556 shares of our common stock and (b) 7,756 restricted stock units.
(9)	Represents (a) 111 shares of our common stock, (b) options to purchase 67,696 shares of our common stock and (c) 5,673 restricted stock units.
(10)	Represents (a) options to purchase 242,857 shares of our common stock and (b) 8,963 restricted stock units.
(11)	Represents options to purchase 45,569 shares of our common stock.
(12)	Represents shares held by Brinkley Investments, LLC, a partnership among Mr. Brinkley, his wife and his children.

Equity Compensation Plan Information
      The table below reflects the number of securities to be issued and the number of securities remaining available for issuance under each of our equity compensation plans, as of February 1, 2005.

Number of Securities
Remaining Available for
	Number of Securities to				Future Issuance Under
	Be Issued upon		Weighted Average		Equity Compensation
	Exercise of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants and		Outstanding Options,		Securities Reflected in
	Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders (1)	5,074,503	(2)	$18.79	(3)	2,425,497
Equity compensation plans not approved by security holders	—		—		—

Total	5,074,503		$18.79		2,425,497

(1)	Our 2005 Equity and Incentive Plan was approved prior to the consummation of the Spin-Off by Cendant as our sole stockholder.
(2)	Includes 1,595,988 restricted stock units of which 1,174,416 units are subject to performance-based vesting at target levels. Depending on the level of achievement of performance goals, the performance-based units may not be fully paid out as shares.
(3)	Includes 1,595,988 restricted stock units. Because there is no exercise price associated with these units, such units are not included in the weighted average price calculation.
Conversion of Cendant Stock Options and Restricted Stock Units into PHH Stock Options and Restricted Stock Units
      In connection with the Spin-Off, outstanding stock options to purchase Cendant common stock (“Cendant options”) held by our employees with an exercise price of at least $18.00 per share were converted into stock options to purchase our common stock (“PHH options”). Additionally, the unvested portion of Mr. Edwards’ Cendant options granted on April 22, 2003, with an exercise price of $13.64 per share were also converted into PHH options. Each Cendant option was converted into 1.0928 PHH options based on a conversion ratio, with the total rounded down to the nearest whole number. The conversion ratio was determined by dividing the last trade of Cendant common stock on January 31, 2005, or $23.55, by the first trade of our common stock on February 1, 2005, or $21.55. The exercise price for the PHH options was determined by dividing the exercise price for the Cendant options by the conversion ratio, rounded up to the nearest cent.
      In addition, the outstanding restricted stock units related to Cendant common stock (“Cendant RSUs”) held by our employees were converted into restricted stock units related to our common stock (“PHH RSUs”). The number of PHH RSUs received by each of our employees equaled the number of Cendant RSUs multiplied by the conversion ratio.

Item 13.	Certain Relationships and Related Transactions
Arrangements with Cendant Corporation
      Prior to the Spin-Off, in the ordinary course of business, we were allocated certain expenses from Cendant, formerly our sole stockholder, for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Such expenses amounted to $32 million, $34 million and $31 million during 2004, 2003 and 2002, respectively, and are included in general and administrative expenses in our statements of income. During 2004 and 2003, we maintained average outstanding borrowings from Cendant of approximately $25 million and $30 million, respectively, all of which had been repaid as of December 31, 2004 and 2003, respectively. During 2004 and 2003, interest expense related to such inter-company funding was de minimis. During 2002, we incurred interest expense of $9 million related to such inter-company funding. In addition, at December 31, 2004 and 2003, we had outstanding balances of $31 million and $19 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of us. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in our balance sheets.
      During both 2004 and 2003, we paid Cendant $140 million of cash dividends. On December 31, 2002, we distributed, in the form of a non-cash dividend of $35 million, our title and appraisal service businesses to a wholly-owned subsidiary of Cendant not within our ownership structure. During 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to us in a non-cash capital transaction. During 2002, Cendant made a capital contribution of $125 million to us.
Spin-Off and Reorganization
      As discussed above, on October 12, 2004, we and Cendant announced that Cendant, then our parent corporation, intended to distribute the mortgage and fleet operations of PHH to Cendant shareholders in a transaction to be structured as a tax-free distribution of the common stock of PHH Corporation.
      In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage and fleet management services businesses. Pursuant to this internal reorganization, Cendant Mobility Services Corporation, previously our relocation business, and Wright Express LLC, previously our fuel card business, and other subsidiaries that engaged in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services, LLC, its appraisal services business, which provides appraisal review services through a network of approximately 4,000 professional licensed appraisers, providing local coverage throughout the United States, as well as credit research, flood certification and tax services.
      On January 5, 2005, the board of directors of Cendant approved the distribution of shares of our common stock held by Cendant to the holders of Cendant common stock at a distribution rate of one share of our common stock for every twenty (20) shares of Cendant common stock issued and outstanding on the record date for the distribution. The distribution was paid on January 31, 2005, to holders of record of Cendant common stock at the close of business on January 19, 2005. Immediately prior to the Spin-Off, Cendant made a capital contribution of $100 million to us.
      In connection with the Spin-Off, we have entered into various agreements with Cendant. For a discussion of these agreements, please see “Item 1. Business— Arrangements with Cendant Corporation” in this Annual Report on Form  10-K.
NRT Incorporated
      Prior to the Spin-Off, we participated in acquisitions made by NRT Incorporated (“NRT”), a real estate broker, by acquiring mortgage operations of certain real estate brokerage firms acquired by NRT both before and after NRT was acquired by Cendant on April 17, 2002. The net assets resulting from the acquisition of mortgage operations through NRT were not material during 2004 and 2003. Such mortgage operations were immediately integrated into our existing mortgage operations. We also received real estate referral fees from NRT in connection with clients referred to NRT by our former relocation services segment. During 2004, 2003 and 2002, such fees were approximately $49 million, $42 million and $37 million, respectively, and were recorded by us in our statements of income. These amounts were paid to us by all other real estate brokerages (both affiliates and non-affiliates) who received referrals from our former relocation services segment.
Transactions with Management and Others
      Certain affiliates of Barclays Global Investors, N.A. (collectively, “Barclays”), a greater than 5% stockholder of Cendant as of December 31, 2004 and a greater than 5% holder of our common stock immediately after the Spin-Off, have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for us and our subsidiaries for which they have received, and will receive, customary fees and expenses. Fees paid to Barclays by us and our subsidiaries in 2004 were approximately $4.5 million.
Indebtedness of Management
      One or more of our mortgage lending subsidiaries has made, in the ordinary course of business, mortgage loans and/or home equity lines of credit to directors and executive officers and their immediate families. Such mortgage loans and/or home equity lines of credit were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with our other customers generally, and they did not involve more than the normal risk of collectibility or present other unfavorable features. Generally, we sell these mortgage loans and/or home equity lines of credit, soon after origination, into the secondary market in the ordinary course of business.

Item 14.	Principal Accountant Fees and Services
      After the Spin-Off, our audit committee is responsible for pre-approving all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us and its subsidiaries by our independent auditor, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are then approved by our audit committee prior to the completion of the audit. Management and our board of directors subscribe to these policies and procedures.
      For the years ended December 31, 2004 and 2003, professional services were performed for us by Deloitte & Touche LLP, subject to the processes used by Cendant’s Audit Committee to approve and monitor services by its auditors.
      Audit and audit-related fees aggregated $2.1 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively. Cendant was billed certain fees directly by our accounting firm. Set forth below is the portion of fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates to the company.

Fees by Type	2004	2003

	(in millions)
Audit fees	$1.4	$2.0
Audit-related fees	0.7	0.3
Tax fees	0.3	0.3
All other fees	—	—

Total	$2.4	$2.6

      Audit Fees. The aggregate fees billed for the audit of our financial statements for the fiscal years ended December 31, 2004 and 2003 and for other audit services primarily related to financial accounting consultations, comfort letters and consents related to Commission and other registration statements and agreed-upon procedures were $1.4 million and $2.0 million, respectively.
      Audit-Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2004 and 2003 were $0.7 million and $0.3 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2004 and 2003.
      Tax Fees. The aggregate fees billed for tax services for the fiscal years ended December 31, 2004 and 2003 were $0.3 million and $0.3 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(1). Financial Statements
      Information in response to this item is incorporated herein by reference to the Financial Statements and Financial Statements Index commencing on page F-1 hereof.
Item 15(a)(2). Financial Statement Schedules
      Information in response to this item is incorporated herein by reference to Exhibit 12 attached to this Annual Report on Form 10-K.
Item 15(a)(3) and (b). Exhibits
      Information in response to this item is incorporated herein by reference to the Exhibit Index to this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2005.

PHH CORPORATION

By:	/s/ Terence W. Edwards

Name: Terence W. Edwards
Title: President and Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Terence W. Edwards, Neil J. Cashen and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Terence W. Edwards Terence W. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ Neil J. Cashen Neil J. Cashen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ A.B. Krongard A.B. Krongard	Non-Executive Chairman of the Board of Directors	March 14, 2005

/s/ James W. Brinkley James W. Brinkley	Director	March 14, 2005

/s/ George J. Kilroy George J. Kilroy	Director	March 14, 2005

/s/ Ann D. Logan Ann D. Logan	Director	March 14, 2005

/s/ Jonathan D. Mariner Jonathan D. Mariner	Director	March 14, 2005

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PHH Corporation:
      We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”), formerly a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholder’s equity for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 11, 2005

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002

Revenues
Service fees, net	$1,452	$1,664	$1,165
Fleet leasing	1,521	1,307	1,284

Net revenues	2,973	2,971	2,449

Expenses
Operating	1,003	920	751
Vehicle depreciation and interest, net	1,270	1,176	1,175
General and administrative	311	345	298
Non-program related depreciation and amortization	71	62	61

Total expenses	2,655	2,503	2,285

Income before income taxes and minority interest	318	468	164
Provision for income taxes	134	183	64
Minority interest, net of tax	2	1	2

Net income	$182	$284	$98

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$270	$106
Restricted cash	250	253
Receivables (net of allowance for doubtful accounts of $10 and $26)	443	589
Income taxes receivable from Cendant	-	31
Property and equipment, net	185	189
Goodwill	700	657
Other intangibles, net	59	55
Deferred income taxes	64	46
Other assets	272	342

Total assets exclusive of assets under programs	2,243	2,268

Assets under management and mortgage programs:
Program cash	626	451
Mortgage loans held for sale	1,981	2,508
Relocation receivables	720	534
Vehicle-related, net	4,184	3,686
Mortgage servicing rights, net	1,608	1,641
Other	156	465

	9,275	9,285

Total assets	$11,518	$11,553

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and other accrued liabilities	$865	$818
Income taxes payable to Cendant	278	-
Deferred income	32	15

Total liabilities exclusive of liabilities under programs	1,175	833

Liabilities under management and mortgage programs:
Debt	7,368	7,381
Deferred income taxes	788	954
Other	26	277

	8,182	8,612

Commitments and contingencies (Note 12)
Stockholder’s equity
Common stock, $.01 par value—authorized, issued and outstanding 1,000 shares	-	-
Additional paid-in capital	935	935
Retained earnings	1,232	1,190
Accumulated other comprehensive loss	(6)	(17)

Total stockholder’s equity	2,161	2,108

Total liabilities and stockholder’s equity	$11,518	$11,553

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$182	$284	$98
Adjustments to reconcile net income to net cash provided by operating activities exclusive of management and mortgage programs:
Non-program related depreciation and amortization	71	62	61
Deferred income taxes	(187)	228	(32)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Receivables	12	46	3
Income taxes	307	(132)	2
Accounts payable and other current liabilities	31	17	(56)
Other, net	13	(10)	61

Net cash provided by operating activities exclusive of management and mortgage programs	429	495	137

Management and mortgage programs:
Vehicle depreciation	1,158	1,089	1,069
Amortization and impairment of mortgage servicing rights	527	893	922
Net gain on mortgage servicing rights and related derivatives	(117)	(163)	(115)
Origination of mortgage loans	(36,518)	(62,880)	(44,003)
Proceeds on sale of and payments from mortgage loans held for sale	37,045	64,371	43,459
Other	(15)	37	(57)

	2,080	3,347	1,275

Net cash provided by operating activities	2,509	3,842	1,412

Investing activities
Property and equipment additions	(51)	(57)	(57)
Net assets acquired (net of cash acquired of $10, $2 and $8) and acquisition-related payments	(38)	(2)	(36)
Other, net	58	38	(35)

Net cash used in investing activities exclusive of management and mortgage programs	(31)	(21)	(128)

Management and mortgage programs:
(Increase) decrease in program cash	(175)	(162)	9
Investment in vehicles	(2,195)	(5,197)	(4,560)
Payments received on investment vehicles	801	4,207	3,420
Equity advances on homes under management	(4,718)	(5,699)	(5,968)
Repayment on advances on homes under management	4,702	5,635	6,028
Additions to mortgage servicing rights	(498)	(1,008)	(928)
Proceeds from sales of mortgage servicing rights	-	10	16
Cash received on derivatives related to mortgage servicing rights, net	142	295	370
Other, net	54	20	26

	(1,887)	(1,899)	(1,587)

Net cash used in investing activities	(1,918)	(1,920)	(1,715)

Financing activities
Capital contribution from Cendant	-	-	125
Payment of dividends to Cendant	(140)	(140)	-
Net intercompany funding from (to) parent	2	(68)	(101)
Other, net	(5)	(5)	(7)

Net cash provided by (used in) financing activities exclusive of management and mortgage programs	(143)	(213)	17

Management and mortgage programs:
Proceeds from borrowings	4,707	22,503	12,402
Principal payments on borrowings	(4,949)	(23,400)	(12,093)
Net change in short-term borrowings	(37)	(702)	(114)
Other, net	(8)	(17)	(8)

	(287)	(1,616)	187

Net cash provided by (used in) financing activities	(430)	(1,829)	204

Effect of changes in exchange rates on cash and cash equivalents	3	(17)	(3)

Net increase (decrease) in cash and cash equivalents	164	76	(102)
Cash and cash equivalents, beginning of period	106	30	132

Cash and cash equivalents, end of period	$270	$106	$30

Supplemental Disclosure of Cash Flow Information
Interest payments	$318	$239	$249
Income tax payments, net	$13	$87	$93
See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at January 1, 2002	1,000	$-	$800	$983	$(6)	$1,777
Comprehensive income:
Net income	-	-	-	98	-
Currency translation adjustment	-	-	-	-	4
Unrealized losses on available-for-sale securities, net of tax of ($7)	-	-	-	-	(10)
Unrealized gain on cash flow hedges, net of tax of $4	-	-	-	-	7
Minimum pension liability adjustment, net of tax of ($9)	-	-	-	-	(15)
Total comprehensive income						84
Non-cash dividend	-	-	-	(35)	-	(35)
Capital contribution from Cendant	-	-	125	-	-	125

Balance at December 31, 2002	1,000	-	925	1,046	(20)	1,951
Comprehensive income:
Net income	-	-	-	284	-
Currency translation adjustment	-	-	-	-	13
Unrealized gains on available-for-sale securities, net of tax of ($4)	-	-	-	-	(8)
Unrealized loss on cash flow hedges, net of tax of ($1)	-	-	-	-	(2)
Total comprehensive income						287
Cash dividend	-	-	-	(140)	-	(140)
Capital contribution from Cendant	-	-	11	-	-	11
Other	-	-	(1)	-	-	(1)

Balance at December 31, 2003	1,000	-	935	1,190	(17)	2,108
Comprehensive income:
Net income	-	-	-	182
Currency translation adjustment	-	-	-	-	9
Unrealized gains on available-for-sale securities, net of tax of $4	-	-	-	-	6
Reclassification for realized holding gains on available-for-sale securities, net of tax of $(2)	-	-	-	-	(3)
Minimum pension liability adjustment	-	-	-	-	(1)
Total comprehensive income						193
Cash dividend	-	-	-	(140)	-	(140)

Balance at December 31, 2004	1,000	$-	$935	$1,232	$(6)	$2,161

See Notes to Consolidated Financial Statements.

PHH Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
1.     Basis of Presentation

As of December 31, 2004, PHH Corporation (“PHH”) was a wholly-owned subsidiary of Cendant Corporation (“Cendant”) that provided home buyers with mortgages, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On January 31, 2005, PHH began operating as a separately traded public company pursuant to a spin-off from Cendant. Prior to the spin-off and subsequent to December 31, 2004, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant and Cendant contributed its former appraisal business to PHH. The accompanying Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries as of December 31, 2004 (including its former relocation and fuel card businesses, the operations of which were owned by PHH as of December 31, 2004), as well as entities in which PHH directly or indirectly had a controlling financial interest (collectively, the “Company”) at December 31, 2004.

As the internal reorganization did not occur until after December 31, 2004, the Consolidated Financial Statements do not reflect the distributions of the Company’s former relocation and fuel card business or Cendant’s contribution of its appraisal business to the Company.

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

For more information regarding the Company’s consolidation policy, refer to Note 2— Summary of Significant Accounting Policies.

Management and Mortgage Programs. The Company’s Consolidated Financial Statements present separately the financial data of the Company’s management and mortgage programs. The assets under these programs are generally funded through the issuance of debt that is collateralized by such assets. Specifically assets under management and mortgage programs are funded through either borrowings under asset-backed funding arrangements or unsecured borrowings. Such borrowings are classified as debt under management and mortgage programs. The income generated by these assets is used, in part, to repay the principal and interest associated with the debt. Cash inflows and outflows relating to the generation or acquisition of such assets and the principal debt repayment or financing of such assets are classified as activities of the Company’s management and mortgage programs. The Company believes it is appropriate to segregate the financial data of its management and mortgage programs because, ultimately, the source of repayment of such debt is the realization of such assets.
2.     Summary of Significant Accounting Policies
      Changes in Accounting Policies During 2004

Repatriation of Foreign Earnings. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company may apply the provision of the Act to qualifying earnings repatriations through December 31, 2005. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. As permitted by FSP No. 109-2, the Company will not complete its evaluation of the repatriation provisions until a reasonable duration following the publication of clarifying language on key elements of the Act by Congress or the Treasury Department. Accordingly, the Company has not recorded any income tax expense or benefit for amounts that may be repatriated under the

Act. The range of unremitted earnings the Company is considering for possible repatriation under the Act is $0 to $55 million, which would result in additional estimated income tax expense of $0 to $12 million. Currently, the Company does not record deferred tax liabilities on unremitted earnings of its foreign subsidiaries, as such subsidiaries invest such undistributed earnings indefinitely.

Loan Commitments. On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105— Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

      Changes in Accounting Policies During 2003

Consolidation Policy. On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”) that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46. The Company adopted FIN 46R in its entirety as of December 31, 2003 even though adoption for non-SPEs was not required until March 31, 2004.

In connection with the implementation of FIN 46, the Company consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) effective July 1, 2003 through the application of the prospective transition method. The consolidation of Bishop’s Gate did not result in the recognition of a cumulative effect of accounting change. See Note 10— Debt Under Management and Mortgage Programs and Borrowing Arrangements for more complete information regarding Bishop’s Gate.

New Policy. In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Previous Policy. Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company’s ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights.

Derivative Instruments and Hedging Activities. On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The impact of adopting this standard was not material to the Company’s results of operations or financial position.

Stock-Based Compensation. As of December 31, 2004, all employee stock awards were granted by Cendant. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of common stock options to the Company’s employees. The Company complied with the provisions of SFAS No. 123 by providing pro forma disclosures of net income giving consideration to the fair value method provisions of SFAS No. 123.

On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting provisions. As a result, Cendant now expenses all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company for only employee stock awards that were granted subsequent to December 31, 2002.

The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees for all periods presented:

	Year Ended December 31,

	2004	2003	2002

Reported net income	$182	$284	$98
Add back: Stock-based employee compensation expense included in reported net income, net of tax (a)	4	2	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (b)	(4)	(6)	(47)

Pro forma net income	$182	$280	$51

(a)	For a detailed account of compensation expense recorded within the Consolidated Statements of Income for stock awards granted subsequent to December 31, 2002, see Note 14— Stock-Based Compensation.

(b)	The 2002 amounts reflect the August 27, 2002 acceleration of the vesting schedules for certain options previously granted (see Note 14— Stock-Based Compensation for a more detailed account). Pro forma compensation expense reflected for grants awarded prior to January 1, 2003 is not indicative of future compensation expense that would be recorded by the Company, as future expense will vary based upon factors such as the type of award granted and the then-current fair market value of such award.

Costs Associated with Exit or Disposal Activities. On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability related to an exit or disposal activity (including restructurings) initiated after December 31, 2002 is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the date of commitment to an exit or disposal plan. The impact of adopting this standard was not material to the Company’s results of operations or financial position.

Guarantees. On January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company’s results of operations or financial position.

          Revenue Recognition
          Mortgage Services

Mortgage services include the origination (funding either a purchase or refinancing), sale and servicing of residential mortgage loans. Mortgage loans are originated through a variety of marketing techniques, including relationships with corporations, affinity groups, financial institutions and real estate brokerage firms. The Company may also purchase mortgage loans originated by third parties. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period up to 60 days and then sold into the secondary market (which is customary in the mortgage industry). Mortgage loans held for sale represent those mortgage loans originated or purchased by the Company and pending sale to permanent investors. The Company primarily sells its mortgage loans to government-sponsored entities. Upon sale, the servicing rights and obligations of the underlying mortgage loans are generally retained by the Company. A mortgage servicing right (“MSR”) is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, and otherwise administering the Company’s mortgage loan servicing portfolio.

Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until such loans are sold to investors. Mortgage loans pending sale are recorded on the Company’s Consolidated Balance Sheets at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are generally recorded on the date a loan is delivered to an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold. The capitalization of the MSRs also occurs upon sale of the underlying mortgages into the secondary market. Upon initial recording of the MSR asset, the total cost of loans originated or acquired is allocated between the MSR asset and the mortgage loan without the servicing rights based on relative fair values. Servicing revenues comprise several components, including recurring servicing fees, ancillary income and the amortization of the MSR asset. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Costs associated with loan servicing are charged to expense as incurred. The MSR asset is amortized over the estimated life of the related loan portfolio in proportion to projected net servicing revenues. Such amortization is recorded as a reduction of net servicing revenue in the Consolidated Statements of Income.

The MSR asset is routinely evaluated for impairment, but at least on a quarterly basis. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of product type and interest rates of the underlying mortgage loans. The Company measures impairment for each stratum by comparing estimated fair value to the carrying amount. Fair value is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows considering prepayment estimates (developed using a third party model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company uses a third party model to forecast prepayment rates used in the development of its expected future cash flows. The prepayment forecast is based on historical observations of prepayment behavior in similar periods comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence as a reduction of net revenue in the Consolidated Statements of Income. The Company periodically evaluates its MSR asset to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are reduced to reflect the write-down.

          Relocation Services

The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the corporate client), expense processing, arranging household goods moving services and other related services. The Company earns revenues from fees charged to corporate and government clients for the performance of these services and recognizes such revenue as services are provided. Additionally, the Company earns interest income on the funds it advances to the transferring employee, which is recorded ratably as earned up until the point of repayment by the client.

Based on client agreements, the Company negotiates for the ultimate sale of the transferring employee’s home. The gain or loss on sale is generally borne by the corporate client. However, in limited circumstances, the Company will assume the risk of loss on the sale of the transferring employee’s home. The fees earned in these transactions are recorded on a gross basis with associated costs recorded within expenses. These fees are recognized as services are provided.

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
          Fleet Leasing Services

The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle’s residual value risk. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee’s election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenue contains an interest component, which is recognized using an interest method based on the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

The Company also sells certain of its leases to a syndicate of third party banks and individual financial institutions. When the Company sells such portfolios, it is selling the underlying vehicles and assigning any rights to the leases, including future leasing revenues, to the syndicating institution. Upon transfer of title and assignment of rights associated with the lease, the Company records the proceeds from the sale as revenue and recognizes an expense for the unamortized cost of the vehicles sold. Under certain syndication agreements, the Company retains some residual risk in connection with the fair value of the vehicle at lease termination. During 2004, the Company recorded $150 million of lease syndication revenue within its Consolidated Statement of Income.

          Fuel Card Services

The Company provides payment processing and information management services to the vehicle fleet industry. The Company earns revenue by processing payments to major oil companies, fuel retailers and vehicle maintenance providers on behalf of the Company’s customers and the customers of the Company’s strategic relationships. The Company enters into agreements with the major oil companies, fuel retailers and vehicle maintenance providers for the acceptance of purchases of products and services by the customers serviced by the Company, and the terms and conditions of the fees assessed by the Company for processing these payments. The fee charged to the major oil company, fuel retailer or vehicle maintenance provider is generally based upon a percentage of the amount purchased by the customers serviced by the Company; however, it may be based on a fixed amount charged per transaction or a combination of both. The processing fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider or for the amount purchased by the Company’s customer or the customer of the Company’s strategic relationships and recorded as payment processing revenue at the time the transaction is captured. Revenue for other services is generally recognized as the Company fulfills its contractual service obligations.
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
          Advertising Expenses

Advertising costs are generally expensed in the period incurred. Advertising expenses, primarily recorded within operating expenses on the Company’s Consolidated Statements of Income, were $16 million, $14 million and $16 million in 2004, 2003 and 2002, respectively.
          Income Taxes

The Company’s operations have been included in the consolidated federal tax return of Cendant and will continue to be included up to the date of the spin-off. In addition, the Company has filed consolidated and combined state income tax returns with Cendant in jurisdictions where required and will continue to file with Cendant up to the date of the spin-off. The provision for income taxes is computed as if the Company filed its federal and state income tax returns on a stand-alone basis and, therefore, determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded concurrently as reductions to the Company’s provision for income taxes while increases to the valuation allowance result in additional provision. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through goodwill rather than the provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

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
          Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

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

The Company is also party to certain contracts containing embedded derivatives. As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” certain embedded derivatives have been bifurcated from their host contracts and are recorded at fair value in the Consolidated Balance Sheets. The total fair value of the Company’s embedded derivatives and changes in fair value during 2004, 2003 and 2002 were not material to the Company’s results of operations or financial position.
          Investments

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Common stock investments in affiliates over which the Company has the ability to exercise significant influence but not a controlling interest are carried on the equity method of accounting. Available-for-sale securities are carried at current fair value with unrealized gains or losses reported net of taxes as a separate component of stockholder’s equity. Trading securities are recorded at fair value with realized and unrealized gains and losses reported currently in earnings.

All of the Company’s investments are included in other assets on the Company’s Consolidated Balance Sheets (with the exception of retained interests in securitizations, which are included in other assets under management and mortgage programs within the Company’s Consolidated Balance Sheets). All realized gains and losses are recorded within net revenues in the Consolidated Statements of Income. Declines in market value that are judged to be “other than temporary” are recorded as a component of impairment of investments in the Consolidated Statements of Income.

The following table summarizes the Company’s investment portfolio:

	As of December 31,

	2004	2003

Retained Interests from Securitizations	$47	$102
Other	20	19

	$67	$121

The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of mortgage servicing rights (the accounting for which is described above under “Revenue Recognition— Mortgage”), are classified as available-for-sale mortgage-backed securities. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company estimates fair value of retained interests based upon the present value of expected future cash flows, which is subject to prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 11— Securitizations for more information regarding these retained interests.
          Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of non-program related depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of non-program related depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are generally 30 years for buildings and range from 3 to 15 years for leasehold improvements, from 3 to 8 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.
          Goodwill and Identifiable Intangible Assets

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair values. The Company’s reporting units are one level below the Company’s reportable operating segments. The Company determines the fair value of its reporting units utilizing discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

The Company performed its initial goodwill impairment assessment on January 1, 2002 in connection with the adoption of SFAS No. 142 and determined that the carrying amounts of its reporting units did not exceed their respective fair values. Accordingly, the initial implementation of this standard on January 1, 2002 did not impact the Company’s results of operations during 2002. Subsequent to the initial assessment, the Company performed its review annually, or more frequently if circumstances indicated impairment may have occurred, and during 2004, 2003 and 2002, determined that no such impairment had occurred. The Company will be required to perform a goodwill impairment assessment in first quarter 2005 in connection with the spin-off. The Company currently estimates that, based upon current available information, this assessment will yield a non-cash impairment charge in the range of $225 million to $250 million to be recorded in first quarter 2005.
          Impairment or Disposal of Long-Lived Assets

As required by SFAS No. 144, if circumstances indicate an impairment may have occurred, the Company evaluates the recoverability of its long-lived assets including amortizing intangible assets, by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business.

          Program Cash

Program cash primarily relates to amounts specifically designated to purchase assets under management and mortgage programs and/or to repay the related debt. Program cash also includes amounts set aside for the collateralization requirements of outstanding debt for the Company’s fleet management business.
          Recently Issued Accounting Pronouncements

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and requires that such exchanges be measured at fair value, with limited exceptions. SFAS No. 153 amends APB Opinion No. 30 by eliminating the exception that required nonmonetary exchanges of similar productive assets be recorded on a carryover basis. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 153, as required.

Stock-Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment,” which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB No. 25 and by SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R on July 1, 2005. As previously discussed, on January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148. As a result, Cendant has been allocating stock-based compensation expense to the Company since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002. Cendant’s current practice with respect to forfeitures is to allocate the related benefit upon forfeiture of the award. Upon adoption of SFAS No. 123R, the Company will be required to recognize compensation expense net of estimated forfeitures upon the issuance of the award. Although the Company has not yet completed its assessment of adopting SFAS 123R, it does not believe that such adoption will significantly affect its earnings, financial position or cash flows.

3.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s Consolidated Balance Sheets as adjustments to the purchase price or on the Company’s Consolidated Statements of Income as expenses, as appropriate.

First Fleet Corporation. On February 27, 2004, the Company acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, including $4 million of contingent consideration payable in first quarter 2005 and net of cash acquired of $10 million. This acquisition resulted in goodwill (based on the preliminary allocation of the purchase price) of $26 million, none of which is expected to be deductible for tax purposes. Such goodwill was assigned to the Company’s Fleet Management Services segment. Management believes this acquisition enhances the Company’s position as a leading provider of leasing and services to truck fleets.

Other. During 2004, the Company completed two acquisitions for $16 million in cash, which resulted in goodwill (based on the preliminary allocation of the purchase price) of $14 million, of which $5 million and $9 million was assigned to the Company’s Mortgage Services segment and Relocation Services segment, respectively. During 2003 and 2002, the Company completed certain acquisitions for aggregate consideration of $2 million and $43 million, respectively, in cash. The goodwill resulting from the acquisitions completed in 2003 aggregated $2 million, all of which was assigned to the Company’s Mortgage Services segment. The goodwill resulting from acquisitions completed in 2002 aggregated $29 million, of which $23 million was assigned to the Company’s Mortgage Services segment and $6 million was assigned to the Company’s Fleet Management Services segment.

4.	Intangible Assets
     Intangible assets consisted of:

	As of December 31, 2004			As of December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Customer lists (*)	$46	$9	$37	$43	$6	$37
Other	6	3	3	3	3	-

	$52	$12	$40	$46	$9	$37

Unamortized Intangible Assets
Goodwill	$700			$657

Trademarks	$19			$18

(*)	Generally amortized over a period of 20 years.
      The changes in the carrying amount of goodwill are as follows:

		Goodwill		Foreign
	Balance at	Acquired		Exchange	Balance at
	January 1,	during		and	December 31,
	2004	2004		Other	2004

Relocation Services	$41	$9	(a)	$3	$53
Mortgage Services	59	5	(b)	-	64
Fleet Management Services	557	26	(c)	-	583

Total Company	$657	$40		$3	$700

(a)	Relates to the acquisition of the remaining minority interest in an investment (December 2004).
(b)	Relates to the acquisition of the mortgage operations of a real estate brokerage firm by NRT Incorporated (“NRT”) (May 2004). See Note 18— Related Party Transactions.
(c)	Relates to the acquisition of First Fleet.

Amortization expense included within non-program related depreciation and amortization relating to all intangible assets excluding mortgage servicing rights (see Note 5— Mortgage Activities) was as follows:

	Year Ended December 31,

	2004	2003	2002

Customer lists	$2	$2	$2
Other	1	-	1

Total	$3	$2	$3

Based on the Company’s amortizable intangible assets as of December 31, 2004 (excluding mortgage servicing rights), the Company expects related amortization expense for the five succeeding fiscal years to approximate $3 million each year.

5.	Mortgage Activities

The activity in the Company’s residential mortgage loan servicing portfolio consisted of:

	Year Ended December 31,

	2004	2003	2002

Balance, January 1	$136,427	$114,079	$97,205
Additions	34,539	63,870	47,045
Payoffs/curtailments	(32,200)	(54,079)	(35,514)
Purchases, net	4,290	12,557	5,343

Balance, December 31, (*)	$143,056	$136,427	$114,079

(*)	Does not include approximately $2.7 billion, $2.2 billion and $1.8 billion of home equity mortgages serviced by the Company as of December 31, 2004, 2003 and 2002, respectively. The weighted average note rate on all the underlying mortgages within this servicing portfolio was 5.4%, 5.4% and 6.2% as of December 31, 2004, 2003 and 2002, respectively.

Approximately $6.5 billion (approximately 5%) of loans within this servicing portfolio as of December 31, 2004 were sold with recourse. The majority of the loans sold with recourse (approximately $5.9 billion of the $6.5 billion) represent sales under a program where the Company retains the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of the mortgage loans. For these loans, the Company records an allowance for estimated losses, which is determined based upon the Company’s history of actual loss experience under the program. Such allowance and the related activity is not significant to the Company’s results of operations or financial position.

The activity in the Company’s capitalized MSR asset consisted of:

	Year Ended December 31,

	2004		2003		2002

Balance, January 1	$2,015		$1,883		$2,081
Additions, net	498		1,008		928
Changes in fair value	-		168		(540)
Amortization	(320)		(700)		(468)
Sales	(5)		(29)		(26)
Permanent impairment	(11)		(315)		(92)

Balance, December 31,	2,177		2,015		1,883

Valuation allowance
Balance, January 1,	(374)		(503)		(144)
Additions	(207	) (a)	(193	) (b)	(454	) (c)
Reductions	1		7		3
Permanent impairment	11		315		92

Balance, December 31,	(569)		(374)		(503)

Mortgage Servicing Rights, net	$1,608		$1,641		$1,380

(a)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which is $123 million.

(b)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $115 million.

(c)	Represents changes in estimates of interest rates and borrower prepayment behavior, the after tax amount of which was $290 million. Approximately $275 million ($175 million, after tax) of this amount resulted from reductions in interest rates and an acceleration in loan prepayments, as well as an update to the Company’s loan prepayment model, all of which occurred during third quarter 2002.

The MSR asset is subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset expected changes in fair value of its MSR asset that could affect reported earnings. Beginning in 2004, the Company designated the full change in fair value of its MSR asset as the hedged risk and, as a result, discontinued hedge accounting treatment until such time that the documentation required to support the assessment of hedge effectiveness on a full fair value basis could be completed. During 2004, all of the derivatives associated with the MSR asset were designated as freestanding derivatives. The net activity in the Company’s derivatives related to mortgage servicing rights consisted of:

	Year Ended December 31,

	2004		2003	2002

Net balance, January 1,	$85	(a)	$385	$100
Additions, net	560		402	389
Changes in fair value	117		(5)	655
Sales/proceeds received	(702)		(697)	(759)

Net balance, December 31,	$60	(b)	$85 (a)	$385

(a)	The net balance represents the gross asset of $316 million (recorded within other assets under management and mortgage programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $231 million (recorded within other liabilities under management and mortgage programs on the accompanying Consolidated Balance Sheet).

(b)	The net balance represents the gross asset of $79 million (recorded within other assets under management and mortgage programs on the accompanying Consolidated Balance Sheet) net of the gross liability of $19 million (recorded within other liabilities under management and mortgage programs on the accompanying Consolidated Balance Sheet).

The net impact to the Company’s Consolidated Statements of Income resulting from changes in the fair value of the Company’s MSR asset and the related derivatives, was as follows:

	Year Ended December 31,

	2004	2003	2002

Adjustment of MSR asset under hedge accounting	$-	$168	$(540)
Net gain (loss) on derivatives related to MSR asset	117	(5)	655

Net gain	117	163	115
Provision for MSR asset valuation allowance	(207)	(193)	(454)

Net impact	$(90)	$(30)	$(339)

Based upon the composition of the portfolio as of December 31, 2004 (and other assumptions regarding interest rates and prepayment speeds), the Company expects MSR amortization expense for the five succeeding fiscal years to approximate $380 million, $300 million, $240 million, $200 million and $160 million, respectively. As of December 31, 2004, the MSR portfolio had a weighted average life of approximately 4.5 years.

6.	Vehicle Leasing Activities

The components of the Company’s vehicle-related assets under management and mortgage programs are comprised of the following:

	As of December 31,

	2004	2003

Vehicles under open-end operating leases	$6,322	$5,429
Vehicles under closed-end operating leases	187	156

Vehicles held for leasing	6,509	5,585
Vehicles held for sale	12	13

	6,521	5,598
Less: Accumulated depreciation	(2,929)	(2,323)

Total investment in leased vehicles	3,592	3,275
Plus: Receivables under direct financing leases	173	129
Plus: Fuel card related receivables	419	282

Total vehicle-related, net	$4,184	$3,686

The components of vehicle depreciation and interest, net are summarized below:

	Year Ended December 31,

	2004	2003	2002

Depreciation expense	$1,158	$1,089	$1,069
Interest expense, net (*)	114	87	106
Gain on sale of vehicles, net	(2)	-	-

	$1,270	$1,176	$1,175

(*)	Net of vehicle interest income of $3 million, $4 million and $4 million during 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments to be received on the Company’s open-end and closed-end operating leases (which do not reflect interest to be received as such interest is based upon variable rates) are as follows:

Year	Amount

2005	$1,068
2006	893
2007	691
2008	363
2009	234
Thereafter	343

$3,592

The Company sells interests in operating leases and the underlying vehicles to two independent Canadian third parties. The Company repurchases the leased vehicles and then leases such vehicles under direct financing leases to the Canadian third parties. The Canadian third parties retain the lease rights and prepay all the lease payments except for an agreed upon amount, which is typically 7.0% of the total lease payments. The total subordinated interest under these leasing arrangements, as recorded on the Consolidated Balance Sheets at December 31, 2004 and 2003, was $29 million and $27 million, respectively. The Company recognized $7 million, $6 million and $6 million of net revenues related to these securitizations during 2004, 2003 and 2002, respectively.

7.	Income Taxes

The income tax provision consists of the following:

	Year Ended December 31,

	2004	2003	2002

Current
Federal	$264	$(47)	$76
State	53	2	13
Foreign	4	-	3

	321	(45)	92

Deferred
Federal	(169)	199	(23)
State	(19)	25	(5)
Foreign	1	4	-

	(187)	228	(28)

Provision for income taxes	$134	$183	$64

Pre-tax income for domestic and foreign operations consists of the following:

	Year Ended December 31,

	2004	2003	2002

Domestic	$304	$457	$156
Foreign	14	11	8

Pre-tax income	$318	$468	$164

Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,

	2004	2003

Deferred income tax assets:
Accrued liabilities and deferred income	$43	$19
Provision for doubtful accounts	6	6
State net operating loss carryforward	80	88
Alternative minimum tax credit carryforward	23	23
Other	43	33
Valuation allowance(*)	(86)	(88)

Deferred income tax assets	109	81

Deferred income tax liabilities:
Depreciation and amortization	45	35

Deferred income tax liabilities	45	35

Net deferred income tax asset	$64	$46

(*)	The valuation allowance of $86 million at December 31, 2004 relates to state net operating loss carryforwards and certain state deferred tax assets of $80 million and $6 million, respectively. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

Net deferred income tax liabilities related to management and mortgage programs are comprised of the following:

	As of December 31,

	2004	2003

Unamortized mortgage servicing rights	$433	$426
Depreciation and amortization	372	502
Other	(17)	26

Net deferred income tax liability under management and mortgage programs	$788	$954

No provision has been made for U.S. federal deferred income taxes on approximately $35 million of accumulated and undistributed earnings of foreign subsidiaries at December 31, 2004 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings is not practicable.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.2	3.8	3.2
Changes in valuation allowance	5.8	-	-
Taxes on foreign operations at rates different than U.S. federal statutory rates	-	-	0.3
Other	0.1	0.3	0.5

	42.1%	39.1%	39.0%

 8. Property and Equipment, net

Property and equipment, net consisted of:

	As of December 31,

	2004	2003

Building and leasehold improvements	$26	$24
Capitalized software	228	196
Furniture, fixtures and equipment	232	217

	486	437
Less: Accumulated depreciation and amortization	(301)	(248)

	$185	$189

 9. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of:

	As of December 31,

	2004	2003

Accounts payable	$455	$396
Accrued payroll and related	55	79
Pension and other post-retirement	70	70
Due to Cendant	31	19
Accrued interest	46	45
Other	208	209

	$865	$818

10.	Debt Under Management and Mortgage Programs and Borrowing Arrangements

Debt under management and mortgage programs consisted of:

	As of December 31,

	2004	2003

Asset-Backed Debt:
Vehicle management program	$3,450	$3,118
Mortgage program	1,306	1,651
Relocation program	400	400

	5,156	5,169

Unsecured Debt:
Term notes	1,833	1,916
Commercial paper	130	164
Other	249	132

	2,212	2,212

Total debt under management and mortgage programs	$7,368	$7,381

          Asset-Backed Debt
          Vehicle Management Program

Borrowings under the Company’s vehicle management program primarily represent amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties ($3.1 billion and $2.7 billion at December 31, 2004 and 2003, respectively) and the issuance of preferred membership interests to an unconsolidated related party ($398 million and $408 million at December 31, 2004 and 2003, respectively). The variable rate notes and preferred membership interests were issued to support the acquisition of vehicles used in the Company’s fleet leasing operations. The debt issued is collateralized by approximately $4.0 billion of leased vehicles and related assets, which are not available to pay the obligations of the Company. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust and the Company acts as a servicer of all such vehicles. The bankruptcy remote trust also acts as lessor under both operating and financing lease agreements. The debt issued by this program primarily represents floating rate term notes for which the weighted average interest rate was 3% and 2% for 2004 and 2003, respectively.

          Mortgage Program

Borrowings under the Company’s mortgage program represent issuances by Bishop’s Gate. Bishop’s Gate is a bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company’s mortgage business prior to their sale into the secondary market, which is customary practice in the mortgage industry. The debt issued by Bishop’s Gate is collateralized by approximately $1.4 billion of underlying mortgage loans and related assets. The mortgage loans are serviced by the Company and recorded within mortgage loans held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. Prior to the adoption of FIN 46, sales of mortgage loans to Bishop’s Gate were treated as off-balance sheet sales. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper or other debt instruments and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The assets of Bishop’s Gate are not available to pay the obligations of the Company. The debt issued by Bishop’s Gate primarily represents term notes for which the weighted average interest rate was 2% for both 2004 and 2003.

Relocation Program

Borrowings under the Company’s relocation program represent issuances by Apple Ridge Funding LLC (“Apple Ridge”). Apple Ridge is a bankruptcy remote SPE that is utilized to securitize relocation receivables generated from advancing funds to clients of the Company’s relocation business. The debt issued by Apple Ridge is collateralized by underlying relocation receivables, which are serviced by the Company, and related assets aggregating $491 million at December 31, 2004. These relocation receivables and related assets are recorded within assets under management and mortgage programs on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003. Prior to November 26, 2003, sales of relocation receivables to Apple Ridge were treated as off-balance sheet sales, as this entity was structured as a bankruptcy remote QSPE and, therefore, excluded from the scope of FIN 46. However, on November 26, 2003, the underlying structure of Apple Ridge was amended in a manner that resulted in it no longer meeting the criteria to qualify as a QSPE pursuant to SFAS No. 140. Consequently, the Company began consolidating the account balances and activities of Apple Ridge on November 26, 2003 pursuant to FIN 46. Prior to consolidation, the Company recognized gains upon the sale of relocation receivables to Apple Ridge. However, such gains were not material for the period January 1, 2003 through November 25, 2003 and for the year ended December 31, 2002. The activities of Apple Ridge are limited to (i) purchasing relocation receivables from the Company’s relocation subsidiary, (ii) issuing debt securities and/or borrowing under a conduit facility to effect such purchases and (iii) entering into, terminating or modifying certain derivative transactions. The assets of Apple Ridge are not available to pay the general obligations of the Company. The debt issued under Apple Ridge represents a floating rate term note for which the weighted average interest rate was 2% and 1% for 2004 and 2003, respectively.

Unsecured Debt

Term Notes

The balance at December 31, 2004 consists of (i) $983 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $453 million ($443 million principal amount) of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $397 million of short-term notes bearing interest at a blended rate of 7%. Such amounts include aggregate hedging losses of $18 million. The balance at December 31, 2003 consists of (i) $982 million of publicly issued medium-term notes bearing interest at a blended rate of 7%, (ii) $460 million ($443 million principal amount) of privately-placed medium-term notes bearing interest at a blended rate of 8% and (iii) $474 million of short-term notes bearing interest at a blended rate of 7%. Such amounts included aggregate hedging losses of $11 million.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding commercial paper. The weighted average interest rate on the outstanding commercial paper, which matures within 270 days from issuance, at December 31, 2004 was 1%. The proceeds from the issuance of commercial paper are used to finance the purchase of various assets under management and mortgage programs.

Debt Maturities

The following table provides the contractual maturities for debt under management and mortgage programs at December 31, 2004 (except for notes issued under the Company’s vehicle management program, where the underlying indentures require payments based on cash inflows relating to the corresponding assets under management and mortgage programs and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

2005	$1,440	$595	$2,035
2006	1,615	1	1,616
2007	758	187	945
2008	1,110	428	1,538
2009	40	183	223
Thereafter	193	818	1,011

	$5,156	$2,212	$7,368

Available Funding Arrangements and Committed Credit Facilities

As of December 31, 2004, available funding under the Company’s on-balance sheet asset-backed debt programs and committed credit facilities related to the Company’s management and mortgage programs consisted of:

	Total	Outstanding	Available
	Capacity	Borrowings	Capacity

Asset-Backed Funding Arrangements (*)
Vehicle management program	$3,872	$3,450	$422
Mortgage program	2,966	1,306	1,660
Relocation program	600	400	200

	7,438	5,156	2,282

Committed Credit Facility Maturing in June 2007	1,250	-	1,250

	$8,688	$5,156	$3,532

(*)	Capacity is subject to maintaining sufficient assets to collateralize debt.

Borrowings under the Company’s $1.25 billion credit facility maturing in June 2007 bear interest at LIBOR plus a margin of 50 basis points. In addition, the Company is required to pay a per annum facility fee of 12.5 basis points under this facility and a per annum utilization fee of approximately 12.5 basis points if usage under the facility exceeds 33% of aggregate commitments. In the event that the credit ratings assigned to the Company by nationally recognized debt rating agencies are downgraded to a level below its ratings as of December 31, 2004, the interest rate and facility fees are subject to a maximum upward adjustment of approximately 75.0 and 12.5 basis points, respectively.

As of December 31, 2004, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

Debt Covenants

Certain of the Company’s debt instruments and credit facilities related to its management and mortgage programs contain restrictive covenants, including restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. At December 31, 2004, the Company was in compliance with all financial covenants of its debt instruments and credit facility related to management and mortgage programs.

11.	Securitizations

The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Although the Company principally sells its originated mortgage loans directly to government sponsored entities, in limited circumstances, the Company sells loans through a wholly-owned subsidiary’s public registration statement. With the exception of specific mortgage loans that are sold with recourse, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due (see Note 5—Mortgage Activities). Key economic assumptions used during 2004, 2003 and 2002 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows:

	2004		2003		2002

	Mortgage-		Mortgage-		Mortgage-
	Backed		Backed		Backed
	Securities (*)	MSRs	Securities (*)	MSRs	Securities (*)	MSRs

Prepayment speed	10-24%	13-36%	7-25%	11-50%	7-22%	12-54%
Weighted average life (in years)	4.2-9.7	2.2-7.0	1.9-6.9	1.3-6.8	2.1-10.6	1.3-6.3
Discount rate	7%	9-10%	5-15%	6-21%	5-18%	6-14%

(*)	Includes interest-only strips, principal-only strips and subordinated interests.

Key economic assumptions used in subsequently measuring the fair value of the Company’s retained interests in securitized mortgage loans at December 31, 2004 and the effect on the fair value of those interests from adverse changes in those assumptions are as follows:

	Mortgage-
	Backed
	Securities	MSR

Fair value of retained interests	$47	$1,608
Weighted average life (in years)	5.3	4.5
Annual servicing fee	-	0.32%
Prepayment speed (annual rate)	2-36%	12-40%
Impact of 10% adverse change	$(1)	$(110)
Impact of 20% adverse change	$(2)	$(210)
Discount rate (annual rate)	4-15%	8.7%
Impact of 10% adverse change	$(2)	$(48)
Impact of 20% adverse change	$(4)	$(93)

These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The following table presents information about delinquencies and components of securitized residential mortgage loans as of and for the year ended December 31, 2004:

Principal
	Total	Amount 60		Average
	Principal	Days or More	Net Credit	Principal
	Amount	Past Due (a)	Losses	Balance

Residential mortgage loans (b)	$193	$24	$3	$233

(a)	Amounts are based on total securitized assets at December 31, 2004.

(b)	Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

As discussed in Note 10—Debt Under Management and Mortgage Programs and Borrowing Arrangements, the Company sold financial assets to Bishop’s Gate and Apple Ridge prior to its consolidation of these securitization structures on July 1, 2003 and November 26, 2003, respectively. The cash flow activity presented below covers the period up to and including the date of consolidation of these structures in addition to cash flow activity resulting from the Company’s securitization of mortgage loans directly into the secondary market.

	Mortgage Loans

	2004	2003	2002

Proceeds from new securitizations	$32,699	$59,511	$38,722
Servicing fees received	491	444	411
Other cash flows received on retained interest (a)	9	24	25
Purchases of delinquent or foreclosed loans (b)	(262)	(677)	(681)
Servicing advances	(575)	(512)	(161)
Repayment of servicing advances	615	473	139

	Relocation Receivables

	2003	2002

Proceeds from new securitizations	$35	$770
Proceeds from collections reinvested in securitizations	2,717	2,433
Servicing fees received	3	4
Other cash flows received on retained interests (a)	38	48
Cash (paid)/received upon funding/release of reserve account	(17)	1

(a)	Represents cash flows received on retained interests other than servicing fees.

(b)	The purchase of delinquent or foreclosed loans is primarily at the Company’s option and not based on a contractual relationship with the securitization trust.

During 2004, 2003 and 2002, the Company recognized pre-tax gains of $228 million, $850 million and $493 million, respectively, related to the securitization of residential mortgage loans. Gains recognized on the securitization of relocation receivables were not material during 2003 and 2002. All gains on the securitization of financial assets are recorded within net revenues on the Company’s Consolidated Statements of Income.

The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and relocation receivables and servicing responsibilities, in connection with the securitization of these assets. See Note 12—Commitments and Contingencies.

12.	Commitments and Contingencies

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2004 are as follows:

Year	Amount

2005	$39
2006	32
2007	27
2008	24
2009	21
Thereafter	163

$306

Commitments under capital leases are not significant. During 2004, 2003 and 2002, the Company incurred total rental expense of $43 million, $40 million and $34 million, respectively.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. None of the purchase commitments made by the Company as of December 31, 2004 (aggregating approximately $42 million) was individually significant.

Loan Funding Commitments

In the normal course of business, the Company enters into commitments to either originate or purchase mortgage loans at specified rates. These loan commitments represent derivative instruments and are recorded at fair value on the Company’s Consolidated Balance Sheets. At December 31, 2004, the notional amount of these loan commitments approximated to $4.1 billion.
          Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. At December 31, 2004, the Company had $3.0 billion of outstanding forward delivery commitments, which will be settled generally within 90 days of the individual contract date.

Contingencies

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

Standard Guarantees/ Indemnifications

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

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

The Company also provides guarantees for the benefit of landlords in lease contracts where the lease was assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only for the duration of the underlying lease contract. The maximum potential amount of future payments that the Company may be required to make under these guarantees is approximately $8 million in the aggregate. If the Company were required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

13.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

		Unrealized
		Gains/(Losses)		Minimum	Accumulated
	Currency	on Available-	Unrealized Gains	Pension	Other
	Translation	for-Sale	(Losses) on Cash	Liability	Comprehensive
	Adjustments (*)	Securities	Flow Hedges	Adjustment	Income/(Loss)

Balance, January 1, 2002	$(5)	$16	$-	$(17)	$(6)
Current period change	4	(10)	7	(15)	(14)

Balance, December 31, 2002	(1)	6	7	(32)	(20)
Current period change	13	(8)	(2)	-	3

Balance, December 31, 2003	12	(2)	5	(32)	(17)
Current period change	9	3	-	(1)	11

Balance, December 31, 2004	$21	$1	$5	$(33)	$(6)

(*)	Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

All components of accumulated other comprehensive income are net of tax except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

14.	Stock-Based Compensation

As of December 31, 2004, all employee stock awards (stock options and restricted stock units (“RSUs”)) were granted by Cendant, certain of which will be converted into PHH equity awards upon spin-off (see Note 20—Subsequent Events).
          Stock Options

Stock options generally have a ten-year term, and those granted prior to 2004 vest ratably over periods ranging from two to five years. Cendant’s policy is to grant options with exercise prices at then- current fair market value. The annual activity of Cendant’s stock option plans under which the Company’s employees were granted options consisted of:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Balance at beginning of year	16	$16.76	21	$16.08	17	$14.92
Granted at fair market value	-	-	-	-	6	18.89
Exercised	(4)	13.38	(4)	11.46	(1)	10.44
Forfeited	-	-	(1)	21.93	(1)	16.54

Balance at end of year	12	$17.90	16	$16.76	21	$16.08

The table below summarizes information regarding outstanding and exercisable stock options issued to the Company’s employees as of December 31, 2004:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.01 to $10.00	1	3.5	$9.46	1	$9.46
$10.01 to $20.00	8	5.1	17.60	8	17.64
$20.01 to $30.00	3	4.1	22.30	3	22.29

	12	4.7	$17.90	12	$17.90

During 2002, Cendant’s Board of Directors accelerated the vesting of certain options previously granted with exercise prices greater than or equal to $15.1875. In connection with such action, approximately 8 million options (with a weighted average exercise price of $19.21), substantially all of which were scheduled to become exercisable by January 2004, became exercisable as of August 27, 2002. In addition, the post-employment exercise period for the modified options was reduced from one year to thirty days. However, if the employee remained employed by Cendant through the date on which the option was originally scheduled to become vested, the post-employment exercise period became one year. Cendant’s senior executive officers were not eligible for this modification. In accordance with the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25),” there was no charge associated with this modification since none of the modified options had intrinsic value because the market price of the underlying CD common stock on August 27, 2002 was less than the exercise price of the modified options.

The weighted-average grant-date fair value of CD common stock options granted during 2002 was $8.69. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for stock options granted in 2002:

2002

Dividend yield	-
Expected volatility	50.0%
Risk-free interest rate	4.2%
Expected holding period (years)	4.5

Restricted Stock Units

RSUs granted by Cendant to the Company’s employees entitle the employee to receive one share of Cendant common stock upon vesting. RSUs granted in 2003 vest ratably over a four-year term. In 2004, Cendant adopted performance and time vesting criteria for RSU grants. The predetermined performance criteria determine the number of RSUs that will ultimately vest and are based on the growth of Cendant’s earnings and cash flows over the vesting period of the respective award. The number of RSUs that will ultimately vest may range from 0% to 200% of the base award. Vesting occurs over a four year period, but cannot exceed 25% of the base award in each of the three years following the grant date. As of December 31, 2004, the number of outstanding RSUs granted by Cendant to the Company’s employees was approximately 2.7 million with a weighted-average grant-date fair value of $19.94. The Company was allocated compensation expense for such RSUs on a basis consistent with the related vesting period. During 2004 and 2003, the Company recorded pre-tax compensation expense of approximately $7 million and $2 million, respectively, in connection with these RSUs, which is included within general and administrative expenses on the Company’s Consolidated Statements of Income.

15.	Employee Benefit Plans

Defined Contribution Savings Plan

As of December 31, 2004, Cendant sponsored a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s cost for contributions to this plan was $22 million, $20 million and $18 million during 2004, 2003 and 2002, respectively.

Defined Benefit Pension Plan

As of December 31, 2004, Cendant sponsored a domestic non-contributory defined benefit pension plan, which covers certain eligible employees. The majority of the employees participating in this plan are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employees’ option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. As of December 31, 2004 and 2003, the aggregate projected benefit obligation of this plan was $154 million and $146 million, respectively, and the aggregate fair value of the plan’s assets was $89 million and $80 million, respectively. Accordingly, the plan was underfunded by $65 million and $66 million, respectively, as of December 31, 2004 and 2003 primarily due to the downturn in the financial markets and a decline in interest rates. However, the net pension liability recorded by the Company as of December 31, 2004 and 2003 approximated $65 million, of which approximately $55 million and $52 million at December 31, 2004 and 2003, respectively, represents additional minimum pension liability recorded as a charge to other comprehensive income. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts the Company determines to be appropriate. During 2004, 2003 and 2002, the Company recorded pension expense of $5 million, $6 million and $2 million, respectively.

Other Employee Benefit Plan

The Company also maintains a health and welfare plan. As of December 31, 2004 and 2003, the related projected benefit obligation, which was fully accrued for on the Company’s Consolidated Balance Sheets, was $5 million. The expense recorded in 2004 was insignificant. During 2003, the Company recorded post-retirement expense of $1 million related to this plan. The expense recorded in 2002 was insignificant.

16.	Financial Instruments
          Risk Management

Following is a description of the Company’s risk management policies.
          Interest Rate Risk

Mortgage Servicing Rights. The Company’s mortgage servicing rights asset is subject to substantial interest rate risk as the mortgage notes underlying the MSR asset permit the borrower to prepay the loan. Therefore, the value of the MSR asset tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments (including option contracts and interest rate swaps) and other investment securities to offset potential changes in fair value on its MSR asset that could affect reported earnings. These derivatives are designated as freestanding derivatives in 2004 and as either freestanding derivatives or fair value hedging instruments in 2003 and 2002, and recorded at fair value with changes in fair value recorded to current earnings. The change in fair value for the hedged portion of the MSR asset in 2003 and 2002 is also recorded to current earnings.

During 2004, 2003 and 2002, the net impact of the Company’s derivative activity related to its MSR asset after giving effect to the offsetting changes in fair value of the MSR asset was a gain of $117 million, $163 million and $115 million, respectively. The 2003 amount consists of gains of $155 million to reflect the ineffective portion of the fair value hedges and gains of $8 million resulting from the component of the derivatives’ fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives). The 2002 amount consists of gains of $48 million to reflect the ineffective portion of the fair value hedges and gains of $67 million resulting from the component of the derivatives’ fair value excluded from the assessment of effectiveness (as such amount relates to freestanding derivatives).

Other Mortgage Related Assets. The Company’s other mortgage-related assets are subject to interest rate risk created by (i) its commitments to finance mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market. The Company uses derivative instruments (including futures, options and forward delivery contracts) to economically hedge its commitments to fund mortgages. Commitments to fund mortgages and related hedges are classified and accounted for as freestanding derivatives. Accordingly, these positions are recorded at fair value with changes in fair value recorded to current earnings and generally offset the fair value changes recorded relating to the underlying assets. During 2004, 2003 and 2002, the net impact of these freestanding derivatives was a net gain (loss) of $5 million, ($10) million and $14 million, respectively. Such amounts are recorded within net revenues in the Consolidated Statements of Income.

Interest rate and price risk stemming from loans held in inventory awaiting sale into the secondary market (which are classified on the Company’s Consolidated Balance Sheets as mortgage loans held for sale) may be hedged with mortgage forward delivery contracts. These forward delivery contracts fix the forward sales price which will be realized in the secondary market and thereby substantially eliminate the interest rate and price risk to the Company. Such forward delivery contracts are either classified and accounted for as fair value hedges or freestanding derivatives. During 2004 and 2003, the net impact of these derivatives, after giving effect to changes in fair value of the underlying loans, was a gain (loss) of $17 million and ($20) million, respectively (the impact was not material during 2002). Such amounts are recorded within net revenues on the Consolidated Statements of Income.

Debt. The debt used to finance much of the Company’s operations is also exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company’s results of operations during 2004, 2003 and 2002, except to create the accrual of interest expense at variable rates. During 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains of $24 million. Such gains are deferred and being recognized over future periods as a component of interest expense. During 2004 and 2003, the Company recorded $5 million and $4 million, respectively, of such amortization.

The derivatives used to manage the risk associated with the Company’s floating rate debt included freestanding derivatives and derivatives designated as cash flow hedges. During 2004, the Company recorded a nominal loss to other comprehensive income. During 2003 and 2002, the Company recorded a net gain (loss) of ($2) million and $7 million, respectively, to other comprehensive income. The amount of gains or losses reclassified from other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges during 2004, 2003 and 2002 was not material. The amount of losses the Company expects to reclassify from other comprehensive income to earnings during the next 12 months is not material. These freestanding derivatives had a nominal impact on the Company’s results of operations in 2004, 2003 and 2002.

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

As of December 31, 2004, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.
          Fair Value

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, available-for-sale securities, accounts receivable, program cash, relocation receivables and accounts payable and other accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

      The carrying amounts and estimated fair values of all financial instruments at December 31, are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$270	$270	$106	$106
Restricted cash	250	250	253	253
Marketable securities	20	20	19	19
Derivatives (a)
Foreign exchange forwards	(1)	(1)	(2)	(2)
Assets under management and mortgage programs
Program cash	626	626	451	451
Mortgage loans held for sale	1,981	1,988	2,508	2,542
Relocation receivables	720	720	534	534
Mortgage servicing rights, net	1,608	1,608	1,641	1,641
Derivatives related to mortgage servicing rights	79	79	316	316
Mortgage-backed securities	47	47	102	102
Derivatives (a)
Commitments to fund mortgages	9	9	18	18
Forward delivery commitments	2	2	-	-
Interest rate and other swaps	18	18	25	25
Option contracts	3	3	5	5
Liabilities under management and mortgage programs
Debt	7,335	7,493	7,354	7,528
Derivatives related to mortgage servicing rights(a)	(19)	(19)	(231)	(231)
Derivatives (a)
Interest rate swaps	(33)	(33)	(27)	(27)
Interest rate and other swaps	(2)	(2)	(10)	(10)
Forward delivery commitments	(6)	(6)	(36)	(36)

(a) Derivative instruments in gain (loss) positions.

17.	Segment Information

Management evaluates the operating results of each of its reportable segments based upon revenue and “EBITDA,” which is defined as net income before non-program related depreciation and amortization, income taxes and minority interest. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.
 Year Ended December 31, 2004

			Fleet
	Mortgage	Relocation	Management	Corporate
	Services	Services	Services	and Other	Total

Net revenues (a)	$700	$468	$1,807	$(2)	$2,973
EBITDA	100	134	158	(3)	389
Non-program depreciation and amortization	31	19	21	-	71
Total assets	4,844	964	5,532	178	11,518
Capital expenditures	13	15	23	-	51

 Year Ended December 31, 2003

			Fleet
	Mortgage	Relocation	Management	Corporate
	Services	Services	Services	and Other	Total

Net revenues (a)	$1,025	$438	$1,512	$(4)	$2,971
EBITDA	302	124	114	(10)	530
Non-program depreciation and amortization	27	17	18	-	62
Total assets	5,551	910	4,968	124	11,553
Capital expenditures	22	7	28	-	57
 Year Ended December 31, 2002

			Fleet
	Mortgage	Relocation	Management	Corporate
	Services	Services	Services	and Other	Total

Net revenues (a)	$553	$419	$1,480	$(3)	$2,449
EBITDA	(9)	130	105	(1)	225
Non-program depreciation and amortization	23	21	17	-	61
Capital expenditures	23	12	22	-	57

(a)	Inter-segment net revenues were not significant to the net revenue of any one segment.

(b)	Includes unallocated corporate overhead and the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to income before income taxes and minority interest:

	Year Ended December 31,

	2004	2003	2002

EBITDA	$389	$530	$225
Non-program related depreciation and amortization	71	62	61

Income before income taxes and minority interest	$318	$468	$164

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United	United	All Other
	States	Kingdom	Countries	Total

2004
Net revenues	$2,863	$24	$86	$2,973
Total assets	11,166	162	190	11,518
Net property and equipment	181	3	1	185
2003
Net revenues	$2,872	$22	$77	$2,971
Total assets	11,244	165	144	11,553
Net property and equipment	185	3	1	189
2002
Net revenues	$2,369	$20	$60	$2,449

18.	Related Party Transactions
 Cendant

In the ordinary course of business, the Company is allocated certain expenses from Cendant for corporate-related functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocates corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $32 million, $34 million and $31 million during 2004, 2003 and 2002, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. During 2004 and 2003, the Company maintained average outstanding borrowings from Cendant of approximately $25 million and $30 million, respectively, all of which had been repaid as of December 31, 2004 and 2003, respectively. The Company could have accessed the public debt market or available credit facilities for such funding; however, Cendant preferred to lower the total cost of funding for the consolidated entity through the use of its available cash and, accordingly, provided such funding to the Company. During 2004 and 2003, interest expense related to such intercompany funding was de minimis. During 2002, the Company incurred interest expense of $9 million related to such intercompany funding. In addition, at December 31, 2004 and 2003, the Company had outstanding balances of $31 million and $19 million, respectively, payable to Cendant, representing the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts payable to Cendant are included in accounts payable and other accrued liabilities in the Consolidated Balance Sheets.

During both 2004 and 2003, the Company paid Cendant $140 million of cash dividends. During 2003, Cendant transferred the mortgage operations (with net assets of $11 million) of a recently acquired real estate brokerage business to the Company in a non-cash financing transaction. During 2002, Cendant made a capital contribution of $125 million to the Company. On December 31, 2002, the Company distributed, in the form of a non-cash dividend of $35 million, its title and appraisal service businesses to a wholly-owned subsidiary of Cendant not within the Company’s ownership structure.
 NRT Incorporated

The Company participates in acquisitions made by NRT, a real estate broker, by acquiring mortgage operations of the real estate brokerage firms acquired by NRT. When NRT was acquired by Cendant on April 17, 2002, the Company continued to participate in such acquisitions. The net assets resulting from the acquisition of mortgage operations through NRT were not material during 2004 and 2003. Such mortgage operations were immediately integrated into the Company’s existing mortgage operations. The Company also received real estate referral fees from NRT in connection with clients referred to NRT by the Company’s relocation services business. During 2004, 2003 and 2002, such fees were approximately $49 million, $42 million and $37 million, respectively, and were recorded by the Company in its Consolidated Statements of Income. These amounts were paid to the Company by all other real estate brokerages (both affiliates and non-affiliates) who received referrals from the Company’s relocation services business.

19.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2004 and 2003.

	2004

	First	Second	Third	Fourth

Net revenues
Mortgage Services	$152	$217	$175	$156
Relocation Services	106	114	128	120
Fleet Management Services	393	431	451	532
Corporate and Other	(1)	-	(1)	-

	$650	$762	$753	$808

EBITDA
Mortgage Services	$1	$58	$29	$12
Relocation Services	21	38	47	28
Fleet Management Services	32	37	42	47
Corporate and Other	(3)	(1)	(3)	4

	51	132	115	91
Less: Non-program related depreciation and amortization	16	19	19	17

Income before income taxes and minority interest	$35	$113	$96	$74

Net income	$21	$68	$59	$34

	2003

	First	Second	Third	Fourth

Net revenues
Mortgage Services	$268	$266	$275	$216
Relocation Services	108	111	119	100
Fleet Management Services	376	380	376	380
Corporate and Other	(1)	-	-	(3)

	$751	$757	$770	$693

EBITDA
Mortgage Services	$97	$70	$83	$52
Relocation Services	21	37	43	23
Fleet Management Services	29	30	27	28
Corporate and Other	(2)	(2)	(4)	(2)

	145	135	149	101
Less: Non-program related depreciation and amortization	15	15	15	17

Income before income taxes and minority interest	$130	$120	$134	$84

Net income	$78	$71	$81	$54

20.	Subsequent Events
          Spin-Off from Cendant

On January 31, 2005, Cendant approved the distribution of 52.7 million shares of the Company’s common stock held by Cendant to the holders of Cendant common stock on January 19, 2005, the record date for the distribution (the “Spin-Off”).

In connection with and prior to the Spin-Off, the Company underwent an internal reorganization after which it continued to own Cendant Mortgage Corporation (subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”)), PHH Vehicle Management Services, LLC and its other subsidiaries that engage in the mortgage and fleet management services businesses. Pursuant to this internal reorganization, Cendant Mobility Services Corporation (“Cendant Mobility”), Wright Express LLC and other subsidiaries that engaged in the relocation and fuel card businesses were separated from the Company and distributed to Cendant. In addition, in January 2005, Cendant contributed its appraisal services business to the Company.

The Company believes that the internal reorganization will likely result in an impairment to its goodwill in the first quarter of 2005. Although the Company has not yet completed its final analysis, the Company currently expects, based upon currently available information, this impairment will be in the range of $225 million to $250 million.

In connection with the Spin-Off, the Company has entered into various agreements with Cendant, including (i) a mortgage venture (and related agreements) for the purpose of originating and selling mortgage loans primarily sourced through Cendant’s owned residential real estate brokerage, NRT Incorporated, and Cendant Mobility, which is expected to commence operations in mid-2005 and which will be consolidated within the Company’s results of operations; (ii) a strategic relationship agreement whereby Cendant and the Company have agreed on non-competition, indemnification and exclusivity arrangements; (iii) a separation agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant; (iv) a tax sharing agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters and (v) a transition services agreement governing certain continuing arrangements between the Company and Cendant so as to provide for an orderly transition of the Company becoming an independent publicly-traded company.

The tax sharing agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities review of prior income tax returns and any effects of the current year filing of income tax returns. As a result of the resolution of these matters, the Company’s tax basis in certain assets may be adjusted in the future, in addition to, in certain circumstances, being required to remit any tax benefits ultimately realized by the Company to Cendant.
          Redemption of Private Placement Notes

On February 9, 2005, the Company redeemed its $443 million aggregate principal amount outstanding of private placement notes for $497 million in cash, including accrued and unpaid interest and a premium.
          Debt Issuances

In February 2005, the Company issued $252 million of commercial paper and borrowed $150 million against its revolving credit facility to fund a portion of its February 9, 2005 redemption of its $443 million aggregate principal amount outstanding of private placement notes.
          * * *

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000).

3.1	Amended and Restated Articles of Incorporation. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

3.2	Amended and Restated By-Laws. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

3.3	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

4.1	Specimen common stock certificate.

4.2	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

4.3	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.0 to our Current Report on Form 8-K dated December 12, 2000).

4.4	Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000).

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued) (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 4, 2002).

4.6	Form of PHH Corporation Internotes (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee. (Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (No. 333-40708)).

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. (Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001) (No. 333-40708)).

10.3	Series 2001-1 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001 (Incorporated by reference to Greyhound Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit No.	Description

10.5	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.7	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.8	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000 (Incorporation by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.9	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc. New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor (Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002. (Incorporated by reference to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.12	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee (Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.13	Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee (Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/ A and S-1/ A (Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003).

10.14	Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee (Incorporated by reference to Chesapeake Funding LLC’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2003).

10.15	Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee (Incorporated by reference to Cendant Corporation’s Form 10-K for the year ended December 31, 2003).

10.16	Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to our Current Report on Form 8-K dated June 30, 2004).

Exhibit No.	Description

10.17	Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the financial institutions parties thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.18‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.19	Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.20	Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.21	Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.22‡	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein. (Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005).

10.23	Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc. PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.24†	Employment Agreement, dated as of January 31, 2005, by and between PHH Corporation and Terence W. Edwards. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.25†	Non-Employee Directors Deferred Compensation Plan. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.26†	Officer Deferred Compensation Plan. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.27†	Savings Restoration Plan. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.28†	PHH Corporation 2005 Equity and Incentive Plan. (Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005).

10.29†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Conduct for Employees and Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Risk Factors Affecting Our Business and Future Results.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) and (b) of this Annual Report on Form 10-K.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and frilled separately with the Commission.

E-4