Form 10-Q
period 2005-03-31
PHH CORP
filed 2005-05-16
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-7797

PHH CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3000 LEADENHALL ROAD MT. LAUREL, NEW JERSEY (Address of principal executive offices)	08054 (Zip Code)
856-917-1744
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐          No ☑
      As of May 9, 2005, 52,569,288 shares of common stock were outstanding.

Item	Description	Page

	Cautionary Note Regarding Forward-Looking Statements	2

PART I
1	Financial Statements	4
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
3	Quantitative and Qualitative Disclosures About Market Risk	50
4	Controls and Procedures	53

PART II
1	Legal Proceedings	54
2	Unregistered Sales of Equity Securities and Use of Proceeds	54
3	Defaults Upon Senior Securities	54
4	Submission of Matters to a Vote of Security Holders	55
5	Other Information	55
6	Exhibits	55

	Signatures	56
	Exhibit Index	57
EX-10.28: FORM OF 2005 EQUITY INCENTIVE PLAN NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.29: FORM OF STOCK OPTION CONVERSION AWARD AGREEMENT
EX-10.30: FORM OF 2003 RESTRICTED STOCK UNIT CONVERSION AWARD AGREEMENT
EX-10.31: FORM OF 2004 RESTRICTED STOCK UNIT CONVERSION AWARD AGREEMENT
EX-10.32: RESOLUTION OF PHH CORP BOARD OF DIRECTORS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99: RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Forward-looking statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (“Form 10-Q”) and our other public filings and statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. For example, forward-looking statements in this Form 10-Q include: (a) management’s estimate of the range of unremitted earnings for possible repatriation under the American Jobs Creation Act of 2004, (b) our expectation as to the filing dates for our 2004 and 2005 income tax returns, (c) our expectation that we will have adequate state tax net operating losses available to minimize cash outlays in the event of post-filing changes in our taxable income, (d) the expectation that any existing legal claims or proceedings will not have a material adverse effect on our results of operations, financial position or cash flows, (e) our expectation that our mortgage venture with Cendant Corporation will commence operations in the third quarter of 2005, (f) management’s assumption that our profit margins will improve once capacity in the mortgage industry aligns with demand for mortgage products, (g) our anticipated levels of capital expenditures for the remainder of 2005, (h) management’s estimates used to prepare the sensitivity analysis of our mortgage and vehicle assets and (i) our beliefs about the consistency between our current disclosure controls and procedures and the disclosure controls and procedures of Cendant Corporation applicable to us prior to the Spin-Off (defined below).
      You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effects of economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

•	the effects of a decline in the volume or value of U.S. existing home sales, due to adverse economic changes or otherwise, on our mortgage services business;

•	the effects of changes in current interest rates, particularly on our mortgage services segment and on our financing costs;

•	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

•	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

•	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

•	our ability to provide fully integrated disaster recovery technology solutions in the event of a disaster;

•	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	the deterioration in the performance of assets held as collateral for secured borrowings and our inability to access the secondary market for mortgage loans and act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

•	changes in laws and regulations, including changes in accounting standards; mortgage and real estate related regulations and state, federal and non-United States tax laws; and

•	our ability to establish a functional corporate structure and to operate as an independent organization.
      Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
      You should consider that the factors and assumptions discussed above may have an impact on the continued accuracy of any forward-looking statements that we make, and you should also consider the risks and uncertainties described in Exhibit 99 attached hereto and titled “Risk Factors Affecting Our Business and Future Results” when evaluating any forward-looking statements that we make. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,

	2005	2004

Revenues
Mortgage fees	$55	$67
Fleet management fees	37	33

Net fee income	92	100

Gain on sale of mortgage loans, net	48	51

Fleet lease income	366	310
Depreciation on operating leases	(319)	(280)
Mortgage interest income	50	52
Interest expense	(68)	(51)

Net finance income	29	31

Loan servicing income	126	120
Amortization and valuation adjustments related to mortgage servicing rights, net	(20)	(93)

Net loan servicing income	106	27

Other income	4	11

Net revenues	279	220

Expenses
Salaries and related expenses	97	98
Occupancy and other office expenses	21	20
Depreciation and amortization	10	10
Other operating expenses	75	86
Spin-Off related expenses
Goodwill impairment	239	—
Other	41	—

Total expenses	483	214

(Loss) income from continuing operations before income taxes	(204)	6
Provision for income taxes	45	3

(Loss) income from continuing operations	(249)	3
(Loss) income from discontinued operations, net of income taxes of $0 and $13	(1)	20

Net (loss) income	$(250)	$23

(Loss) earnings per share:
Basic and diluted:
(Loss) income from continuing operations	$(4.73)	$0.06
(Loss) income from discontinued operations	(0.02)	0.38

Net (loss) income	$(4.75)	$0.44

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$53	$179
Restricted cash	462	854
Mortgage loans held for sale, net	2,180	1,981
Accounts receivable, net	346	361
Net investment in fleet leases	3,807	3,765
Mortgage servicing rights, net	1,692	1,608
Investment securities	43	47
Property, plant and equipment, net	91	98
Goodwill	58	512
Other assets	470	592
Assets of discontinued operations	—	1,650

Total assets	$9,202	$11,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$409	$350
Debt	6,135	6,494
Deferred income taxes	835	780
Other liabilities	395	414
Liabilities of discontinued operations	—	1,389

Total liabilities	7,774	9,427

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2005; none authorized, issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 52,684,398 shares issued and 52,567,104 shares outstanding at March 31, 2005; 52,684,398 shares issued and outstanding at December 31, 2004 (Note 14)	1	1
Treasury stock, at cost; 117,294 and zero shares at March 31, 2005 and December 31, 2004, respectively	(3)	—
Additional paid-in capital	1,065	934
Retained earnings	378	1,291
Accumulated other comprehensive income (loss)	13	(6)
Deferred compensation	(26)	—

Total stockholders’ equity	1,428	2,220

Total liabilities and stockholders’ equity	$9,202	$11,647

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005
(Unaudited)
(In millions, except share data)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Comprehensive		Total
					Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2004	1,000	$—	—	$—	$935	$1,291	$(6)	$—	$2,220
Net loss for the period	—	—	—	—	—	(250)	—	—	(250)
Other comprehensive loss, net of income taxes of $2	—	—	—	—	—	—	(6)	—	(6)
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	—	—	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	—	—	(663)	25	—	(638)
Cash contribution from Cendant	—	—	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with Spin-Off	—	—	—	—	27	—	—	(27)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1	1
Purchases of common stock	—	—	(117,294)	(3)	—	—	—	—	(3)

Balance at March 31, 2005	52,684,398	$1	(117,294)	$(3)	$1,065	$378	$13	$(26)	$1,428

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,

	2005	2004

Cash flows from operating activities:
Net (loss) income	$(250)	$23
Adjustment for discontinued operations	1	(20)

(Loss) income from continuing operations	(249)	3
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Goodwill impairment charge related to Spin-Off	239	—
Stock option expense related to Spin-Off	4	—
Amortization and impairment of mortgage servicing rights	(8)	264
Net derivative loss (gain) related to mortgage servicing rights	28	(171)
Vehicle depreciation	302	279
Other depreciation and amortization	10	10
Origination of mortgage loans held for sale	(7,025)	(7,409)
Proceeds on sale of and payments from mortgage loans held for sale	6,810	7,399
Other adjustments and changes in other assets and liabilities, net	71	10

Net cash provided by operating activities	182	385

Cash flows from investing activities:
Investment in vehicles	(585)	(458)
Payments received on investment vehicles	238	144
Additions to mortgage servicing rights, net	(77)	(102)
Cash received on derivatives related to mortgage servicing rights, net	12	204
Purchases of property, plant and equipment	(4)	(8)
Net assets acquired, net of cash acquired, and acquisition related payment	—	(22)
Decrease in restricted cash	392	195
Other	4	49

Net cash (used in) provided by investing activities	(20)	2

Cash flows from financing activities:
Net increase in short-term borrowings	223	181
Proceeds from borrowings	1,185	317
Principal payments on borrowings	(1,748)	(755)
Purchases of Company common stock	(3)	—
Payment of dividends	—	(35)
Capital contribution from Cendant	100	—
Net intercompany funding from Cendant	—	9
Other, net	1	—

Net cash used in financing activities	(242)	(283)

Cash (used in) provided by discontinued operations	(46)	54

Net (decrease) increase in cash and cash equivalents	(126)	158
Cash and cash equivalents at beginning of period	179	55

Cash and cash equivalents at end of period	$53	$213

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
      PHH Corporation and Subsidiaries (“PHH”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

•	Mortgage Services — provides homeowners with mortgage lending services.

•	Fleet Management Services — provides commercial fleet management services.
      As of December 31, 2004, PHH was a wholly-owned subsidiary of Cendant Corporation (NYSE: CD) (“Cendant”) that provided homeowners with mortgages, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (“Spin-Off”). Prior to the Spin-Off and subsequent to December 31, 2004, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which PHH directly or indirectly has a controlling financial interest (collectively, the “Company”). Additionally, Cendant’s contribution of STARS to PHH, an entity under common control at the time, has been treated on an “as if” pooling basis and therefore the financial position and results of operations for STARS are included in the accompanying unaudited Condensed Consolidated Financial Statements in continuing operations for all periods presented (see Note 19, “Contribution of Appraisal Business” for more information). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 20, “Discontinued Operations” for more information). The Company has made certain other modifications to its financial statement presentation in conjunction with the changes in the composition of the businesses now included in continuing operations. Accordingly, certain reclassifications have been made to prior period amounts to conform to the current period presentation.
      The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Changes in Accounting Policies
      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s preexisting accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

2.	Spin-Off from Cendant
      On January 31, 2005, each holder of Cendant common stock received one share of PHH Corporation common stock for every twenty shares of Cendant common stock held on January 19, 2005, the record date for the distribution. The Spin-Off was effective on February 1, 2005.
      In connection with the Spin-Off, PHH and Cendant formed a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”), that will originate and sell mortgage loans primarily sourced through NRT Incorporated, Cendant’s owned real estate brokerage business (“NRT”), and its owned relocation business, Cendant Mobility Services Corporation (“Cendant Mobility”). The Mortgage Venture will commence operations once it is fully licensed to conduct mortgage banking operations. PHH owns 50.1% of the Mortgage Venture and Cendant owns the remaining 49.9%. The Mortgage Venture is consolidated within PHH’s consolidated financial statements. Through the Mortgage Venture, PHH is the exclusive recommended provider of mortgages for NRT and Cendant Mobility.
      Also in connection with the Spin-Off, PHH entered into a tax sharing agreement with Cendant, which is more fully described in Note 13, “Commitments and Contingencies”, and a transition services agreement, which is more fully described in Note 17, “Related Party Transactions.”
      For the three months ended March 31, 2005, the Company recognized Spin-Off related expenses of $280 million, primarily consisting of: (1) a goodwill impairment charge of $239 million ($237 million after-tax), more fully described in Note 5, “Goodwill Impairment”; (2) a charge of $37 million ($23 million after-tax) resulting from the prepayment of debt, more fully described in Note 10, “Debt and Borrowing Arrangements”; and (3) a charge of $4 million ($2 million after tax) associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options, more fully described in Note 16, “Stock-Based Compensation.” See Note 12, “Income Taxes”, for additional tax-related charges related to the Spin-Off.

3.	Recently Issued Accounting Pronouncements

Repatriation of Foreign Earnings
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company may apply the provision of the Act to qualifying earnings repatriations through December 31, 2005. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. As permitted by FSP No. 109-2, the Company will not complete its evaluation of the repatriation provisions until a reasonable duration following the publication of clarifying language on key elements of the Act by Congress or the Treasury Department. Accordingly, the Company has not recorded any income tax expense or benefit for amounts that may be repatriated under the Act. The range of unremitted earnings for possible repatriation under the Act is estimated to be between $0 and $55 million, which would result in additional estimated

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income tax expense of $0 to $12 million. Currently, the Company does not record deferred income tax liabilities on unremitted earnings of its foreign subsidiaries, as these undistributed earnings are considered indefinitely invested and determination of the amount is not practical to compute.

Share-Based Payments
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the Spin-Off and since Cendant’s adoption on January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company was allocated compensation expense upon Cendant’s issuance of common stock options to the Company’s employees. As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company has not yet completed its assessment of adopting SFAS No. 123R or the related SEC views.

4.	(Loss) Earnings Per Share
      Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three months ended March 31, 2005 and 2004 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 14, “Stock-Related Matters”). The calculation of diluted loss per share for the three months ended March 31, 2005 does not include 271,718 and 235,772 weighted-average shares of common stock potentially issuable for options and stock awards, respectively, because the effect would be anti-dilutive. The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted earnings per

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share for all periods prior to the Spin-Off. The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months
	Ended March 31,

	2005	2004

	(In millions, except
	share and per share data)
(Loss) income from continuing operations	$(249)	$3

Weighted-average common shares outstanding — basic	52,611,010	52,684,398
Effect of potentially dilutive securities:
Stock options	—	264,146
Restricted stock units	—	146,517

Weighted-average common shares outstanding — diluted	52,611,010	53,095,061

Basic and diluted (loss) earnings per share from continuing operations	$(4.73)	$0.06

5.	Goodwill Impairment
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company assesses the carrying value of its goodwill annually, or more frequently if circumstances indicate impairment may have occurred. In performing this assessment, the Company compares the carrying value of its reporting units to their fair value. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows.
      In connection with the Spin-Off, there was a change to the Company’s reporting unit structure. This resulted in the reallocation of goodwill from the Company to other Cendant entities. Due to the change in reporting units and reallocation of goodwill, the Company performed a goodwill impairment assessment for its reporting units in the first quarter of 2005. The impairment assessment resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2005.
      The following table summarizes the activity associated with goodwill for the three months ended March 31, 2005:

	Fleet
	Management	Mortgage
	Services	Services	Total

		(In millions)
Goodwill — December 31, 2004	$448	$64	$512
Reallocation due to Spin-Off	(209)	(6)	(215)

Goodwill at Spin-Off	239	58	297
Impairment charge due to assessment at Spin-Off	(239)	—	(239)

Goodwill — March 31, 2005	$—	$58	$58

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Servicing Rights
      The activity in the Company’s capitalized Mortgage servicing rights, net (“MSRs”) consisted of:

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Mortgage Servicing Rights
Balance, beginning of period	$2,177	$2,015
Additions, net	77	102
Amortization	(106)	(72)
Sales and deletions	(1)	(1)
Other-than-temporary impairment	(13)	(1)

Balance, end of period	2,134	2,043

Valuation Allowance
Balance, beginning of period	(569)	(374)
Recovery of (provision for) impairment	114	(192)
Other-than-temporary impairment	13	1

Balance, end of period	(442)	(565)

Mortgage servicing rights, net	$1,692	$1,478

      As of March 31, 2005, the Company’s MSRs had a weighted-average life of approximately 4.7 years. The estimated fair values of MSRs were $1.7 billion and $1.5 billion as of March 31, 2005 and 2004, respectively. Approximately 71% of the MSRs associated with the loan servicing portfolio as of March 31, 2005 are restricted from sale without prior approval from the Company’s private label clients or investors.
      The Company’s capitalized servicing rate at March 31, 2005 was 1.23% based upon the book value of $1.7 billion and related capitalized loan servicing portfolio of $137.1 billion. The Company’s servicing multiple at March 31, 2005 was 3.8 times the weighted-average service fee of 33 basis points (“bps”). As of March 31, 2004, the Company had a capitalized servicing rate of 1.15% based upon the book value of $1.5 billion and related capitalized loan servicing portfolio of $128.5 billion. The Company’s servicing multiple at March 31, 2004 was 3.5 times the weighted-average service fee of 33 bps.
      During the three months ended March 31, 2005, $77 million was added to the MSRs at an initial capitalization rate of 1.31% related to $5.9 billion of additions to the capitalized loan servicing portfolio. During the same period in 2004, $102 million was added to the MSRs at an initial capitalization rate of 1.15% related to $8.9 billion of additions to the capitalized loan servicing portfolio. The initial capitalization rate is driven by the relationship between the weighted-average note rate and overall interest rates during the period.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net impact to the Company’s Condensed Consolidated Statements of Income resulting from changes in the fair value of the Company’s MSRs, amortization, and related derivatives was as follows:

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Amortization of MSRs	$(106)	$(72)
Recovery of (provision for) impairment of MSRs	114	(192)
Net derivative (loss) gain related to MSRs (See Note 8)	(28)	171

Amortization and valuation adjustments related to MSRs, net	$(20)	$(93)

7.	Loan Servicing Portfolio
      The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.

Portfolio Activity

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Balance, beginning of period	$143,056	$136,427
Additions	6,218	7,698
Payoffs and curtailments	(7,508)	(6,940)
Purchases, net	1,727	839

Balance, end of period(1)	$143,493	$138,024

Portfolio Composition

	March 31,

	2005	2004

	(In millions)
Owned servicing portfolio	$141,459	$134,671
Subserviced portfolio	4,573	5,666

Total servicing portfolio	$146,032	$140,337

Fixed rate	$82,652	$83,242
Adjustable rate	63,380	57,095

Total servicing portfolio	$146,032	$140,337

Conventional loans	$134,461	$128,362
Government loans (FHA/VA)	7,651	9,003
Home equity lines of credit	3,920	2,972

Total servicing portfolio	$146,032	$140,337

Weighted-average note rate(1)	5.5%	5.3%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Delinquency(1)

	March 31,

	2005		2004

	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	1.7%	1.3%	1.7%	1.3%
60 days	0.3%	0.2%	0.3%	0.2%
90 or more days	0.4%	0.2%	0.5%	0.3%

Total delinquency	2.4%	1.7%	2.5%	1.8%

Foreclosure/Real estate owned/Bankruptcies	1.0%	0.6%	1.1%	0.7%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.5 billion and $2.3 billion as of March 31, 2005 and 2004, respectively.

8.	Derivatives and Risk Management Activities
      The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable rate borrowings, other interest rate sensitive liabilities and net investment in floating rate lease assets. The Company uses various financial instruments, particularly swap contracts, forward delivery commitments, futures, and options contracts to manage and reduce this risk.
      The following is a description of the Company’s risk management policies related to interest rate lock commitments (“IRLCs”), mortgage loans held for sale (“MLHS”), MSRs and debt:
      Interest Rate Lock Commitments. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. The Company’s loan commitments generally range between 30-90 days; however, the borrower is not obligated to obtain the loan. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date. In addition, the Company is subject to fallout risk, which is the risk that an approved borrower will choose not to close on the loan. The Company uses a combination of forward delivery commitments and option contracts to manage these risks. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.
      IRLCs are defined as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS No. 133”). Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Income.
      Mortgage Loans Held for Sale. The Company is also subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date of sale of the loan into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significantly reduce the interest rate risk and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Income. Changes in fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of the MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.
      The following table provides a summary of the changes in fair value of the IRLCs and related derivatives:

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Mark-to-market of interest rate lock commitments	$1	$41
Mark-to-market of MLHS	(21)	12

Total mark-to-market on MLHS and IRLCs	(20)	53

Mark-to-market of derivatives designated as hedges of MLHS	3	5
Mark-to-market for freestanding derivatives(1)	15	(64)

Net gain (loss) on derivatives	18	(59)

Net loss on hedging activities	$(2)	$(6)

(1)	Amount includes $(2.6) million and $8.7 million of ineffectiveness recognized on hedges of MLHS during the three months ended March 31, 2005 and 2004, respectively. In accordance with SFAS No. 133, the change in the mark-to-market of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans since they do not qualify for hedge accounting under SFAS No. 133.
      Mortgage Servicing Rights. The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset potential adverse changes in fair value of its MSRs that could affect reported earnings. As such, the gain or loss on derivatives will react in the opposite direction of the MSRs valuation. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. For all periods presented, all of the derivatives associated with the MSRs were designated as freestanding derivatives. These derivatives are classified as Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of Amortization and valuation adjustments related to mortgage servicing rights, net in the Condensed Consolidated Statements of Income.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net activity in the Company’s derivatives related to MSRs consisted of:

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Net balance, beginning of period(1)	$60	$85
Additions, net	222	160
Changes in fair value	(28)	171
Sales and proceeds received	(234)	(364)

Net balance, end of period(1)	$20	$52

(1)	For the three months ended March 31, 2005, the beginning net balance represents the gross asset of $79 million net of the gross liability of $19 million; the ending net balance represents the gross asset of $78 million net of the gross liability of $58 million. For the three months ended March 31, 2004, the beginning net balance represents the gross asset of $316 million net of the gross liability of $231 million; the ending net balance represents the gross asset of $71 million net of the gross liability of $19 million.
      Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps, interest rate caps, and instruments with purchased option features. To more closely match the characteristics of the related assets, fixed rate debt issued by the Company is generally swapped to floating LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as fair value hedges and were perfectly effective resulting in no net impact on the Company’s results of operations during the three months ended March 31, 2005 and 2004, except to create the accrual of interest expense at variable rates. During 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains of $24 million. Such gains were deferred and are being recognized over future periods as a component of interest expense. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 10, “Debt and Borrowing Arrangements”). As a result, the unamortized balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income. Amortization recorded during the three months ended March 31, 2005 prior to the prepayment was not significant. For the three months ended March 31, 2004, the Company recorded $1 million of amortization.
      The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges. The amount of gains or losses reclassified from Accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was not significant. The amount of gains or losses the Company expects to reclassify from Accumulated other comprehensive income to earnings during the next twelve months is not significant. The total net gain or loss recorded in the Company’s Condensed Consolidated Statements of Income for these freestanding derivatives for each of the three months ended March 31, 2005 and 2004 was not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Vehicle Leasing Activities
      The components of Net investment in fleet leases are as follows:

	March 31,	December 31,
	2005	2004

	(In millions)
Vehicles under open-end operating leases	$6,392	$6,322
Vehicles under closed-end operating leases	195	187

Vehicles held for leasing	6,587	6,509
Vehicles held for sale	15	12

	6,602	6,521
Less: Accumulated depreciation	(2,985)	(2,929)

Total investment in leased vehicles, net	3,617	3,592
Plus: Receivables under direct financing leases	190	173

Net investment in fleet leases	$3,807	$3,765

10.	Debt and Borrowing Arrangements
      The following tables summarize the components of the Company’s indebtedness at March 31, 2005 and December 31, 2004:

	March 31, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,008	$800	$1,279	$4,087
Short-term notes	817	75	—	892
Subordinated notes	398	101	—	499
Commercial paper	—	—	355	355
Borrowings under domestic revolving credit facilities	—	—	235	235
Other	29	12	26	67

Total	$3,252	$988	$1,895	$6,135

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Short-term notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of March 31, 2005 and December 31, 2004, variable rate term notes and variable rate funding notes outstanding under this program aggregated $2.8 billion. As of March 31, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.7 billion of leased vehicles and related assets, which are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust, D. L. Peterson Trust, also acts as lessor under both operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this program primarily represents floating rate instruments for which the weighted-average interest rate was 3.3% and 1.9% for the three months ended March 31, 2005 and 2004, respectively.
      As of March 31, 2005, the total capacity under this securitization arrangement and other vehicle management asset-backed debt arrangements was approximately $3.4 billion, and the Company had $183 million of such capacity available.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by the Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets at March 31, 2005. The mortgage loans are serviced by the Company and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from the Company’s mortgage subsidiary, (b) issuing commercial paper, senior notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 3.2% and 1.5% for the three months ended March 31, 2005 and 2004, respectively.
      As of March 31, 2005, the total capacity under this securitization arrangement was approximately $2.4 billion, and the Company had approximately $1.5 billion of unused capacity available. This capacity reflects the redemption of $400 million in senior notes in March 2005.
      The Company also maintains a committed mortgage repurchase facility that is used to finance mortgage loans originated by PHH Mortgage Corporation. This repurchase facility is collateralized by mortgage loans and is funded by a multi-seller conduit. As of March 31, 2005, this repurchase facility had a capacity of $150 million, of which $75 million was available. This repurchase facility has a one year term that is renewable on an annual basis. Depending on anticipated mortgage loan origination volume, the Company may increase

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the capacity under this repurchase facility subject to agreement with the lender. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs.
Unsecured Debt

Term Notes
      On February 9, 2005, the Company prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to the Company’s concerns regarding debt covenant compliance caused by the reduction in the Company’s Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. For the three months ended March 31, 2005, the Company recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at March 31, 2005 consisted of $1.3 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium term notes was 6.7% and 7.0% for the three months ended March 31, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.4% for the three months ended March 31, 2004.
      As of February 1, 2005, the Company’s senior unsecured debt ratings were downgraded from BBB+/Baa1 to BBB/Baa3 by Standard & Poor’s and Moody’s Investors Service, respectively, and upgraded from BBB+ to A- by Fitch Ratings. Currently, the Company’s credit ratings are as follows:

Moody’s
	Investors	Standard &
	Service	Poor’s	Fitch Ratings

Senior debt	Baa3	BBB	A-
Short-term debt	P-3	A-2	F-2

Commercial Paper
      The Company’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding commercial paper. The weighted-average interest rate on outstanding commercial paper, which matures within 270 days from issuance, was 2.8% and 1.1% for the three months ended March 31, 2005 and 2004, respectively. The Company had outstanding commercial paper obligations of $355 million and $130 million as of March 31, 2005 and December 31, 2004, respectively.

Credit Facility
      The Company is party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). Pricing under the Credit Facility is based upon the Company’s credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of March 31, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires the Company to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if the Company’s usage exceeds 33% of the aggregate commitments under the Credit facility. In the event that the Company’s credit ratings are downgraded, the margin over LIBOR would

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. As of March 31, 2005, there was $235 million of borrowings outstanding under the Credit Facility, and no borrowings outstanding at December 31, 2004. The weighted-average interest rate on borrowings under the Credit Facility for the three months ended March 31, 2005 was 3.5%. The Credit Facility was undrawn during the three months ended March 31, 2004.
Debt Maturities
      The following table provides the contractual maturities of the Company’s debt at March 31, 2005 (except for the Company’s vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

		(In millions)
Within one year	$1,275	$459	$1,734
Between one and two years	1,452	5	1,457
Between two and three years	646	681	1,327
Between three and four years	641	6	647
Between four and five years	58	—	58
Thereafter	168	744	912

	$4,240	$1,895	$6,135

      As of March 31, 2005, available funding under the Company’s asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

	(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,435	$3,252	$183
Mortgage warehouse	2,566	988	1,578

	$6,001	$4,240	$1,761

Committed Credit Facilities(2)	$1,283	$239	$1,044

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolver ($235 million outstanding at March 31, 2005) maturing in June 2007, and a $33 million United States dollar equivalent Canadian revolver ($4 million outstanding at March 31, 2005) maturing in April 2006. Under the Company’s policy, available capacity of $355 million under the Company’s domestic revolver has been designated to support outstanding commercial paper.
      As of March 31, 2005, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Covenants
      Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Credit Facility requires that the Company maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that the Company maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At March 31, 2005, the Company was in compliance with all of its financial covenants related to its debt instruments and Credit Facility.

11.	Pension and Other Post Employment Benefits
      Prior to the Company’s Spin-Off, Cendant sponsored a domestic non-contributory defined benefit pension plan, which covered certain eligible employees. Under the plan, benefits were based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company also maintains an other post employment benefits (“OPEB”) plan for retiree health and welfare for certain eligible employees. Both the defined benefit pension plan and the OPEB plan are inactive plans, wherein the plans only accrue benefits for a very limited number of the Company’s longtime employees.
      In conjunction with the Spin-Off, the Company’s obligations associated with these defined benefit pension and OPEB plans were modified. After the Spin-Off, the Company is responsible only for the obligations under both of these plans related to its current employees of the businesses covered under these plans included in the Spin-Off, while Cendant is responsible for the current and future obligations of the Company’s retirees as of January 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The measurement date for all of the Company’s benefit obligations and plan assets is December 31; however, due to the Spin-Off, these obligations and assets were measured at January 31, 2005. The following table provides a reconciliation of the Company’s benefit obligations, plan assets, and funded status at January 31, 2005:

		Other Post
	Pension	Employment
	Benefits	Benefits

	(In millions)
Change in benefit obligation
Benefit obligation — January 1, 2005	$154	$7
Interest cost	1	—
Benefits paid	(1)	—
Change due to Spin-Off	(125)	(5)

Benefit obligation — January 31, 2005	29	2

Change in plan assets
Fair value of plan assets — January 1, 2005	89	—
Actual return on plan assets	(1)	—
Benefits paid	(1)	—
Change due to Spin-Off	(74)	—

Fair value of plan assets — January 31, 2005	13	—

Funded status — January 31, 2005	(16)	(2)
Unrecognized actuarial and investment loss	11	1
Additional liabilities	(11)	—

Net liability recognized — January 31, 2005	$(16)	$(1)

      The Company made a voluntary contribution of $6 million to its defined benefit pension plan in March 2005. The Company is not required and does not expect to make another contribution in 2005. The Company made no contributions to its defined benefit pension plan in 2004.
      The expense recorded for the three months ended March 31, 2005 and 2004 for the Company’s defined benefit pension and OPEB plans was insignificant.

12.	Income Taxes
      In connection with the Spin-Off, the Company entered into a tax sharing agreement with Cendant, more fully described in Note 13, “Commitments and Contingencies”. Prior to the Spin-Off, the Company was included in Cendant’s consolidated federal and state income tax filings. After the Spin-Off, the Company will file its own consolidated federal and state income tax returns.
      During the three months ended March 31, 2005, the Company recorded the following charges that significantly impacted its effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, as more fully described in Note 5, “Goodwill Impairment,” $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant contributed STARS to PHH; (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes; and (4) a valuation allowance of $4 million for state net operating losses (“NOL”) generated during the three months ended March 31, 2005 for which the Company believes it is more likely than not that the NOL will not be realized.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the Company’s effective tax rate adjusted for the items described above:

	(Loss) Income from	Provision
	Continuing Operations	for Income	Effective
	Before Income Taxes	Taxes	Rate

	(Dollar amounts in millions)
For the three months ended March 31, 2005	$(204)	$45	(22.1)%
Adjustments:
Goodwill impairment charge	233	—
STARS non-cash income tax reorganization charge	—	(24)
Change in estimated state deferred income taxes	—	(4)
State tax NOL valuation allowance	—	(4)
Other	—	(1)

For the three months ended March 31, 2005, adjusted	$29	$12	41.4%

13.	Commitments and Contingencies

Tax Contingencies
      In connection with the Spin-Off, the Company entered into a tax sharing agreement with Cendant governing the allocation of liability for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters (the “Tax Sharing Agreement”). The Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of prior income tax returns previously filed and any effects of income tax returns not yet filed. The Company’s tax basis in certain assets may be adjusted in the future and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances.
      The Company will file its income tax returns for the fiscal year ended December 31, 2004 and the short period ended on the effective date of the Spin-Off as part of the Cendant consolidated federal return, and certain Cendant consolidated state returns. The Company will file a consolidated federal return and state returns, as required, for the remainder of 2005 on which will be reported only its taxable income and the taxable income of those corporations which were its subsidiaries after the Spin-Off. The Company’s estimated income tax assets and liabilities are based upon estimated taxable income and the associated estimated differences between the book and tax basis of the assets and liabilities for the Company and for Cendant for the fiscal years ended December 31, 2004 and 2005. Once the actual income tax returns for these periods are finalized and filed, the Company’s tax assets and liabilities will be adjusted to reflect actual amounts. It is expected that the income tax returns for 2004 and 2005 will be filed by September 15, 2005 and September 15, 2006, respectively.
      Cendant and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 1998 through 2002 and the Company, while a subsidiary of Cendant, was included in this audit. The Company will continue to be included in the Cendant IRS audit following the Spin-Off. Any subsequent audits of Cendant for the tax years ended December 31, 2003 through 2005 would also include the Company. Resulting changes to the Company’s income tax liabilities for periods in which it was consolidated with Cendant could change the Company’s income tax assets or liabilities. Cendant will pay taxes or receive tax refunds for any changes made to the Company’s taxable income for federal and consolidated state income tax returns filed while the Company was one of Cendant’s subsidiaries. These changes to income taxes could potentially change the Company’s deferred income tax assets or liabilities. The Company will pay taxes or receive refunds for any changes to the separate state tax returns for this period. The Company currently

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates that it will have adequate state tax net operating losses available for use to minimize any cash outlay should there be changes to the Company’s taxable income for its separately filed state tax returns.
      The June 1999 disposition of the fleet businesses by Cendant was structured as a tax-free reorganization by Cendant and, accordingly, no income tax expense was recorded on a majority of the gain. However, pursuant to an interpretive ruling, the IRS has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). An adverse ruling for Cendant could create a tax benefit to the Company, which in accordance with the Tax Sharing Agreement, would require the Company to pay Cendant for all such benefits as realized by the Company. Any cash payments that would be made in connection with this charge for federal or state tax are not expected to be significant.

Legal Contingencies
      The Company is also involved in claims and legal proceedings related to contract disputes and other commercial, employment and tax matters. Based on currently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial position or cash flows. However, litigation is inherently unpredictable and, although the Company believes that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows in a particular reporting period.

Loan Servicing Portfolio
      The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The Company’s owned servicing portfolio represents the maximum potential exposure related to representations and warranty provisions.
      Conforming conventional loans serviced by the Company are securitized through Fannie Mae or Freddie Mac programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally securitized through Ginnie Mae programs. These government loans are either insured against loss by the FHA or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.
      While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program where it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.2 billion as of March 31, 2005. In addition, the Company has $500 million of recourse on specific mortgage loans that have been sold as of March 31, 2005.
      As of March 31, 2005, the Company has a liability of $21 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheets, for probable losses related to the Company’s loan servicing portfolio.

Loan Funding Commitments
      As of March 31, 2005, the Company had commitments to fund loans with agreed-upon rates or rate protection amounting to $5.1 billion. Additionally, as of March 31, 2005, the Company had commitments to fund open home equity lines of credit of $1.7 billion and construction loans of $90 million.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Delivery Commitments
      Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.6 billion of forward delivery commitments will be settled generally within 90 days of the individual commitment date.

Indemnification of Cendant
      Pursuant to the separation agreement, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from:

(1) any of the Company’s liabilities, including, among other things:

(a)	all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet,
(b)	all liabilities relating to the Company’s business whether before or after the date of the Spin-Off,
(c)	all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC,
(d)	any liabilities relating to the Company’s or its affiliates’ employees, and
(e)	all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the separation agreement, the Tax Sharing Agreement or the transition services agreement;

(2)	any breach by the Company or its affiliates of the separation agreement, the Tax Sharing Agreement or the transition services agreement; and
(3)	any liabilities relating to information in the registration statement on Form 8-A filed with the Securities and Exchange Commission on January 18, 2005, the Information Statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19 Form 8-K”) or the investor presentation filed as an exhibit to the January 19 Form 8-K, other than portions provided by Cendant.
There are no specific limitations on the maximum potential amount of future payments to be made under this indemnification, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under this indemnification as the triggering events are not subject to predictability.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (a) leases of real estate, (b) access to credit facilities and use of derivatives, and (c) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (1) buyers in sale agreements and sellers in purchase agreements, (2) landlords in lease contracts, (3) financial institutions in credit facility arrangements and derivative contracts, and (4) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, and the Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
      The Company also provides guarantees for the benefit of landlords in lease contracts where the lease is assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only for the duration of the underlying lease contract. If the Company was required to make payments under these guarantees, it would have similar recourse against the tenant (third party to which the lease was assigned).

14.	Stock-Related Matters

Stock Split
      In connection with and in order to consummate the Spin-Off, on January 27, 2005, the Company’s Board of Directors authorized and approved a 52,684-for-one common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The effect of this stock split is detailed in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The effect on Common stock and Additional paid-in capital is reflected in the Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004. All references to the number of common shares and earnings per share amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and notes to the Condensed Consolidated Financial Statements reflect this stock split.

Rights Plan
      The Company entered into a rights agreement dated as of January 28, 2005 which entitles the Company’s stockholders to acquire shares of its common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender offer for at least 15% of the Company’s common stock, in each case, in a transaction that the Company’s Board of Directors does not approve. Under these limited circumstances, all of the Company’s stockholders, other than the person or group that caused the rights to become exercisable, would become entitled to effect discounted purchases of the Company’s common stock which would significantly increase the cost of acquiring control of the Company without the support of the Company’s Board of Directors.

Common Stock Repurchase
      In connection with the Spin-Off, the Company entered into a letter agreement dated January 31, 2005 with Cendant requiring the Company to purchase shares of the Company’s common stock held by Cendant following the Spin-Off. Pursuant to the agreement, the Company purchased a total of 117,294 shares from Cendant during the three months ended March 31, 2005, for an aggregate purchase price of $3 million, or an average of $21.73 per share. The Company’s obligations related to this agreement were satisfied as of February 15, 2005, and there are no further requirements for the Company to purchase shares of its common stock.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Comprehensive (Loss) Income
      The components of comprehensive (loss) income are summarized as follows:

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Net (loss) income	$(250)	$23

Other comprehensive (loss) income:
Minimum pension liability, net of income taxes	(5)	—
Currency translation adjustments	(1)	1
Unrealized loss on available-for-sale securities, net of income taxes	—	(1)

Total other comprehensive (loss) income	(6)	—

Total comprehensive (loss) income	$(256)	$23

      The after-tax components of accumulated other comprehensive (loss) income are as follows:

		Unrealized	Unrealized	Minimum	Accumulated
	Currency	Gains on	Losses on	Pension	Other
	Translation	Cash Flow	Available-for-	Liability	Comprehensive
	Adjustments	Hedges	Sale Securities	Adjustment	(Loss) Income

	(In millions)
Balance, December 31, 2004	$21	$5	$1	$(33)	$(6)
Current period change:
Distributions of assets and liabilities to Cendant	(6)	—	—	31	25
Other change	(1)	—	—	(5)	(6)

Balance, March 31, 2005	$14	$5	$1	$(7)	$13

      All components of Accumulated other comprehensive (loss) income are net of income taxes except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

16.	Stock-Based Compensation
      Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, options, and restricted stock units. Subsequent to the Spin-Off, certain stock-based awards previously granted to the Company’s employees were converted into options and restricted stock units of the Company. The conversion of the stock-based compensation was based on maintaining the intrinsic value of each employee’s previous grants through an adjustment of both the number of options or restricted stock units and, in the case of options, the exercise price. This computation resulted in a change in fair value of the awards immediately prior to the conversion compared to immediately following the conversion and, accordingly, a $4 million charge was recorded during the three months ended March 31, 2005, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      For the three months ended March 31, 2005 and 2004, the Company applied the fair value method of accounting provisions of SFAS No. 123 to stock awards granted to employees subsequent to December 31, 2002. Prior to the Spin-Off, stock-based compensation expense was allocated to the Company from Cendant. Accordingly, the Company recorded pre-tax stock-based compensation expense of $1 million during each of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the three months ended March 31, 2005 and 2004, excluding the $4 million charge in the three months ended March 31, 2005 for the increase in the fair market value of stock options, as discussed above. Such compensation expense related principally to restricted stock units granted to employees. As of March 31, 2005, approximately 1.6 million restricted stock units were outstanding. The related amount of deferred compensation, which was recorded in connection with the Spin-Off, was $27 million and is included in Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet. The deferred compensation balance was $26 million as of March 31, 2005, and will be amortized to expense over the remaining vesting period of the restricted stock units. However, a portion of the deferred compensation balance relates to restricted stock units that have vesting provisions that are linked to the financial performance of the Company. To the extent that the required performance metrics are not achieved, the underlying restricted stock units will not vest and the deferred compensation balance and related expense would be reversed.
      The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the fair value based method of accounting had been applied to all employee stock awards granted (including those granted prior to January 1, 2003, for which the Company has not recorded compensation expense):

	Three Months
	Ended March 31,

	2005	2004

	(In millions, except
	per share data)
Reported net (loss) income	$(250)	$23
Add back: Stock-based employee compensation expense included in reported net (loss) income, net of income taxes	1	1
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of income taxes	(1)	(1)

Pro forma net (loss) income	$(250)	$23

Basic and diluted (loss) earnings per share:
Reported	$(4.75)	$0.44

Pro forma	$(4.75)	$0.44

17.	Related Party Transactions

Spin-Off from Cendant
      Prior to the Spin-Off, the Company entered into various agreements with Cendant in connection with the Spin-Off (collectively, the “Spin-Off Agreements”), including (i) the Mortgage Venture operating agreement, including trademark license, management services, and marketing agreements, and related agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cendant Mobility, which is expected to commence operations in the third quarter of 2005, and is consolidated within the Company’s financial statements; (ii) a strategic relationship agreement whereby Cendant and the Company have agreed on non-competition, indemnification and exclusivity arrangements; (iii) a separation agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant; (iv) a tax sharing agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters; and (v) a transition services agreement governing certain continuing arrangements between the Company and Cendant so as to provide for an orderly transition of the Company becoming an independent, publicly traded company.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to and as part of the Spin-Off, Cendant made a cash contribution to the Company of $100 million and the Company distributed assets and liabilities of $638 million to Cendant. Such amount included the historical cost of the net assets of the Company’s former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between the Company, its former relocation and fuel card businesses and Cendant.

Corporate Expenses and Cash Dividends
      Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $8 million during the three months ended March 31, 2005 and 2004, respectively.
      During the three months ended March 31, 2004, the Company paid cash dividends to Cendant of $35 million. The Company paid no cash dividends to Cendant during the three months ended March 31, 2005.

18.	Segment Information
      The Company conducts its operations through two business segments: Mortgage Services and Fleet Management Services. Certain income and expenses not allocated to the two reportable segments are reported under the heading Other. Subsequent to the Spin-Off, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and Income (loss) from continuing operations before income taxes. Therefore, the information presented below for 2004 has been revised to conform to the current year presentation.

	Three Months Ended March 31,

	2005		2004

		Income (Loss)		(Loss) Income
		From Continuing		From Continuing
		Operations		Operations
	Net Revenues	Before Taxes	Net Revenues	Before Taxes

	(In millions)
Mortgage Services	$222	$61	$175	$(1)
Fleet Management Services	57	16	45	10

Total reportable segments	279	77	220	9
Other(1)	—	(281)	—	(3)

Total Company	$279	$(204)	$220	$6

(1)	Expenses reported under the heading Other for the three months ended March 31, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

19.	Contribution of Appraisal Business
      As more fully described in Note 1, “Summary of Significant Accounting Policies”, Cendant’s contribution of STARS to the Company has been treated on an “as if” pooling basis. The following summarizes financial data for STARS for the three months ended March 31, 2004 and at December 31, 2004 which has

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been included in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and its Mortgage Services reporting segment:

Three Months
Ended
March 31,
2004

(In millions)
Net revenues	$23

Net income	$2

December 31,
2004

(In millions)
Total assets	$61

Total liabilities	$2

      Due to the inclusion of STARS’ financial data for the three months ended March 31, 2004 and at December 31, 2004, the Company’s Total stockholder’s equity and Net income, as presented herein, differ from the amounts originally reported as follows:

	As Originally	As Presented
	Reported	Herein

	(In millions)
Net income for the three months ended March 31, 2004	$21	$23

Total stockholder’s equity on December 31, 2004	$2,161	$2,220

      The Company did not previously report earnings per share for any period prior to the three months ended March 31, 2005.

20.	Discontinued Operations
      As described in Note 1, “Summary of Significant Accounting Policies,” prior to and in connection with the Spin-Off and subsequent to December 31, 2004, the Company underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant. The results of operations of these businesses are presented in the accompanying Condensed Consolidated Financial Statements as discontinued operations. Summarized statement of income data for discontinued operations follows:

	Three Months Ended
	March 31, 2005

	Fuel
	Card	Relocation	Total

	(In millions)
Net revenues	$17	$31	$48

(Loss) income before income taxes	$(5)	$4	$(1)
(Benefit from) provision for income taxes	(2)	2	—

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2004

	Fuel
	Card	Relocation	Total

	(In millions)
Net revenues	$43	$104	$147

Income before income taxes	$17	$16	$33
Provision for income taxes	6	7	13

Income from discontinued operations, net of income taxes	$11	$9	$20

      As of January 31, 2005, all of the assets and liabilities of the Company’s discontinued operations were distributed to Cendant in conjunction with the Spin-Off (see Note 1, “Summary of Significant Accounting Policies”). The assets and liabilities of the Company’s discontinued operations at December 31, 2004 are presented below:

	Fuel
	Card	Relocation	Total

	(In millions)
Assets of discontinued operations:
Cash	$32	$56	$88
Restricted cash	—	11	11
Accounts receivable, net	35	54	89
Property, plant and equipment, net	37	51	88
Goodwill	135	52	187
Other assets	446	741	1,187

Total assets of discontinued operations	$685	$965	$1,650

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$212	$130	$342
Income taxes payable to Cendant	90	286	376
Debt	215	400	615
Other liabilities	7	49	56

Total liabilities of discontinued operations	$524	$865	$1,389

21.	Subsequent Events
      On May 12, 2005, PHH Broker Partner Corporation, a wholly-owned subsidiary of PHH, and Cendant Real Estate Services Venture Partner, Inc. (“Cendant Real Estate”) entered into an amendment (the “Amendment”) to the Amended and Restated Limited Liability Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005 (the “Agreement”). The Amendment extends to ten years the time period after which Cendant Real Estate may provide a two-year notice of termination in connection with the Mortgage Venture, other than as the result of material breach and certain other events.
* * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except as expressly indicated or unless the context otherwise requires, the “Company”, “PHH”, “we”, “our”, or “us” means PHH Corporation and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” set forth above and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 (our “2004 Form 10-K”) and the risks and uncertainties described in Exhibit 99 attached hereto and titled “Risk Factors Affecting Our Business and Future Results.”
OVERVIEW
      We are a leading outsource provider of mortgage and fleet management services. Our mortgage services segment originates and services mortgage loans through PHH Mortgage Corporation (“PHH Mortgage”), which conducts business throughout the United States. We focus on retail mortgage originations in which we provide mortgages directly to consumers. Our fleet management services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services, LLC (d/b/a PHH Arval) (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings.
RECENT DEVELOPMENTS
      On January 31, 2005, Cendant Corporation (NYSE: CD) (“Cendant”) distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was January 19, 2005 (the “Spin-Off”). The Spin-Off was effective on February 1, 2005. In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage services and fleet management services businesses. Pursuant to this internal reorganization, in January 2005, Cendant Mobility Services Corporation, Cendant’s subsidiary that engages in the relocation business (“Cendant Mobility”), Wright Express LLC, Cendant’s subsidiary that engages in the fuel card business (“Wright Express”) and other subsidiaries that engage in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services LLC (“STARS”), through which we conduct our appraisal services business. The results of operations and financial position of STARS are included in all periods presented. The financial position and results of operations of Wright Express and Cendant Mobility are reported as discontinued operations for all periods presented.
      Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information for such historical periods does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during the periods presented. Therefore, the historical financial information for such periods may not necessarily be indicative of what our results of operations, financial position or cash flows will be in the future and may not be comparable to periods ending after February 1, 2005.
      In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant that we expect to be material to our business going forward. For a discussion of these agreements and arrangements, see Item 1. “Business — Arrangements with Cendant Corporation” of our 2004 Form 10-K. For example, in connection with the Spin-Off, we and Cendant formed a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”), that will originate and sell mortgage loans primarily sourced through NRT Incorporated, Cendant’s owned real estate brokerage business (“NRT”), and Cendant Mobility. We will contribute assets and employees that have historically supported originations from NRT and Cendant Mobility to the Mortgage Venture. The Mortgage Venture has a 50-year term, subject to earlier termination after the tenth year, with a 2 year notice, or non-renewal by us after 25 years subject to delivery of notice as described in Item 1. “Business — Arrangements with Cendant Corporation — Mortgage Venture Formed by Cendant and PHH — Termination” of our 2004 Form 10-K. In the event that we do not deliver a non-renewal notice after year 25, the Mortgage Venture will be renewed for an additional 25-year term. We own 50.1% of the Mortgage Venture, and Cendant owns the remaining 49.9%. All mortgage loans originated by the Mortgage Venture will be sold to us or other third party investors on a servicing-released basis. The Mortgage Venture will not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Through the Mortgage Venture, we are the exclusive recommended provider of mortgages for NRT and Cendant Mobility.
      The Mortgage Venture was formed in November 2004, and we expect that it will commence operations in the third quarter of 2005, once it is fully licensed to conduct mortgage banking activities. As discussed in Item 1. “Business — Arrangements with Cendant Corporation — Marketing Agreements” of our 2004 Form 10-K, PHH Mortgage currently has interim marketing agreements with NRT and Cendant Mobility pursuant to which Cendant, NRT and Cendant Mobility have agreed that PHH Mortgage will be the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cendant Mobility to its customers and clients. The interim marketing services agreements will remain in place until the Mortgage Venture is fully licensed. At that point, these interim agreements will terminate and the provisions of the strategic relationship agreement and the Mortgage Venture operating agreement described above will govern the manner in which the Mortgage Venture is recommended by Cendant’s real estate division to such groups.
      Although the Mortgage Venture is consolidated within our financial statements, and Cendant’s ownership interest in the Mortgage Venture is reflected in our financial statements as a minority interest, the Mortgage Venture did not materially impact our financial statements for the three months ended March 31, 2005. Net income generated by the Mortgage Venture will be distributed quarterly to its members pro rata based upon their respective ownership interests, less any amounts to be retained (as necessary) to meet regulatory capital requirements. The termination of our Mortgage Venture with Cendant or of our exclusivity rights under the Mortgage Venture could have a material adverse effect on our financial condition and our results of operations.
      Also in connection with the Spin-Off, we entered into a tax sharing agreement with Cendant that contains provisions governing the allocation of liability for taxes between Cendant and us, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters, including the sharing of tax information and cooperating with the preparation and filing of tax returns. See “Item 1. Business — Arrangements with Cendant Corporation — Tax Sharing Agreement” of the 2004 Form 10-K.
      Pursuant to the tax sharing agreement, our income tax assets and liabilities will be affected by Cendant’s future tax returns and may also be impacted by the results of audits of Cendant’s prior tax years. See Note 13, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements in this Form 10-Q. As such, our financial statements are subject to future adjustments which may not be fully resolved until Cendant files its 2005 tax returns during the third quarter of 2006 and when audits of Cendant’s prior years’ returns are completed. See Exhibit 99 to this Form 10-Q under the heading “— Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.”
      Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $8 million during the quarters ended March 31, 2005 and 2004, respectively.
      Although we had the ability to access the public debt market or available credit facilities for required funding, prior to the Spin-Off, Cendant provided intercompany funding to us in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During the three months ended March 31, 2005 and 2004, interest expense related to such intercompany funding was not significant. No intercompany funding amounts were outstanding at March 31, 2005 or December 31, 2004.

      In addition, prior to and as part of the Spin-Off, Cendant made a cash contribution to us of $100 million and we distributed assets and liabilities of $638 million to Cendant. Such amount included the historical cost of the net assets of our former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between us, our former relocation and fuel card businesses and Cendant.
      During the first quarter of 2004, we paid cash dividends to Cendant of $35 million. We did not pay cash dividends to Cendant during the first quarter of 2005.
      See Item 1. “Business — Recent Developments” of the 2004 Form 10-K for a discussion of the Spin-Off and other material recent developments.
RESULTS OF OPERATIONS — FIRST QUARTER 2005 VS. FIRST QUARTER 2004
     Consolidated Results
      Our consolidated results of continuing operations for the three months ended March 31, 2005 and 2004 were comprised of the following:

	Three Months Ended
	March 31,

	2005	2004	Change

	(In millions)
Net revenues	$279	$220	$59

Expenses:
Spin-Off related expenses	280	—	280
Other expenses	203	214	(11)

Total expenses	483	214	269

(Loss) income from continuing operations before income taxes	(204)	6	(210)
Provision for income taxes	45	3	42

(Loss) income from continuing operations	$(249)	$3	$(252)

      For the three months ended March 31, 2005, our Net revenues increased $59 million, or 27%, compared to the corresponding period in the prior year, including $47 million and $12 million higher Net revenues for our Mortgage Services and Fleet Management Services segments, respectively. Our Loss from continuing operations before income taxes for the first quarter of 2005 included $280 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. These Spin-Off related expenses were partially offset by $62 million and $6 million of higher income before tax for the Mortgage Services and Fleet Management Services segments, respectively, and $2 million lower expenses reported as Other.
      For the three months ended March 31, 2005, our results included pre-tax Spin-Off related expenses of $280 million, consisting of: (1) a goodwill impairment charge of $239 million discussed below; (2) a charge of $37 million resulting from the prepayment of debt; and (3) a charge of $4 million associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options. Due to the change in reporting units and reallocation of goodwill, we performed a goodwill impairment assessment in the first quarter of 2005. We assessed goodwill for impairment in both our Mortgage Services and Fleet Management Services reporting units, which resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million.
      Our results include a $45 million Provision for income taxes despite the $204 million Loss from continuing operations before income taxes primarily as the result of the following charges recorded during the first quarter of 2005 that significantly impacted our effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant contributed STARS to PHH; (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes; and (4) a valuation allowance of $4 million for state net operating losses (“NOL”) generated during the three months ended March 31, 2005 for which the Company believes it is more likely than not that the NOL will not be realized.
     Segment Results
      Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Subsequent to the Spin-Off, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and Income (loss) from continuing operations before income taxes (referred to herein as “pre-tax income” or “pre-tax loss”, as applicable). Therefore, the information presented below for 2004 has been revised to conform to the current year presentation.

				Income (Loss) from
				Continuing Operations
	Net Revenues			Before Income Taxes

	Three Months			Three Months
	Ended			Ended
	March 31,			March 31,

	2005	2004	Change	2005	2004	Change

	(In millions)
Mortgage Services	$222	$175	$47	$61	$(1)	$62
Fleet Management Services	57	45	12	16	10	6

Total reportable segments	279	220	59	77	9	68
Other(1)	—	—	—	(281)	(3)	(278)

Total Company	$279	$220	$59	$(204)	$6	$(210)

(1)	Expenses reported under the heading Other for the three months ended March 31, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

Mortgage Services Segment
      Total Net revenues increased by $47 million (27%) in the first quarter of 2005 compared to the same period in 2004. As discussed in greater detail below, the increase in Net revenues was due primarily to an improvement in the Amortization and valuation of our mortgage servicing rights (“MSRs”), net of $73 million coupled with an increase in Loan servicing income of $6 million. These increases were partially offset by decreases in Mortgage fees of $12 million, Gain on sale of mortgage loans, net of $3 million, Net finance income of $10 million, and Other income of $7 million.
      Pre-tax income increased by $62 million in the first quarter of 2005 compared to the same period in 2004 driven by the $47 million increase in Net revenues coupled with a $15 million decrease in Total expenses. The $15 million decrease in Total expenses was due primarily to decreases in Salaries and related expenses of $5 million and Other operating expenses of $11 million, partially offset by an increase in Occupancy and other office expenses of $1 million.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Services segment, and is followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

	(In millions)
Loans closed to be sold	$6,815	$7,189	$(374)	(5)%
Fee-based closings	2,600	4,062	(1,462)	(36)%

Total closings	$9,415	$11,251	$(1,836)	(16)%

Purchase closings	$6,158	$6,784	$(626)	(9)%
Refinance closings	3,257	4,467	(1,210)	(27)%

Total closings	$9,415	$11,251	$(1,836)	(16)%

Loans sold	$6,416	$6,638	$(222)	(3)%

Average loan servicing portfolio	$145,974	$139,267	$6,707	5%

Mortgage fees	$55	$67	$(12)	(18)%

Gain on sale of mortgage loans, net	48	51	(3)	(6)%

Mortgage interest income	50	52	(2)	(4)%
Interest expense	(38)	(30)	(8)	(27)%

Net finance income	12	22	(10)	(45)%

Loan servicing income	126	120	6	5%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(106)	(72)	(34)	(47)%
Recovery of (provision for) impairment of MSRs	114	(192)	306	159%
Net derivative (loss) gain related to MSRs	(28)	171	(199)	(116)%

	(20)	(93)	73	78%

Net loan servicing income	106	27	79	293%

Other income	1	8	(7)	(88)%

Net revenues	222	175	47	27%

Salaries and related expenses	74	79	(5)	(6)%
Occupancy and other office expenses	17	16	1	6%
Depreciation and amortization	7	7	—	—
Other operating expenses	63	74	(11)	(15)%

Total expenses	161	176	(15)	(9)%

Income (loss) before income taxes	$61	$(1)	$62	n/m (1)

Net contribution from production	$(26)	$(9)	$(17)	n/m (1)
Net contribution from servicing	87	8	79	n/m (1)

Income (loss) before income taxes	$61	$(1)	$62	n/m (1)

(1)	n/m — Not meaningful.

Mortgage Fees
      Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans, and appraisal and other income generated by our appraisal services business. The primary driver of Mortgage fees is loan closings since fees collected on loans originated for others are recorded at the time of closing. Income generated by our appraisal services business is recorded when the services are performed, regardless of whether the loan closes.
      Mortgage fees decreased by $12 million (18%) from the first quarter of 2004 to the first quarter of 2005, $11 million of which can be directly attributed to the decline in closed loan volumes of $1.8 billion (16%) between the two periods. Of the decline in loan closings, $1.2 billion (27%) can be attributed to a decline in refinance activity from the first quarter of 2004 to the first quarter of 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Accordingly, many borrowers had refinanced their mortgages prior to the first quarter of 2005 at rates that were at or below current quarter levels. Purchase originations decreased by $0.6 billion (9%) over the same period. Total originations in 2005 as compared to 2004 were adversely affected by the loss of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet and a decline in volume from USAA, who insourced its mortgage originations during 2004.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists primarily of the gain on the loan sold or securitized (including the initial capitalization of MSRs and other retained interests), adjusted for net loan origination expenses deferred under Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”) and the changes in fair value of all loan related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives, and hedge loan derivatives. See Note 8, “Derivatives and Risk Management Activities”, in the notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered hedge effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in fair value of the mortgage loans would be recorded.
      Gain on sale of mortgage loans, net decreased by $3 million (6%) in the first quarter of 2005 as compared to the first quarter of 2004. Of this decrease, $2 million related to the decrease in loans sold of $0.2 billion between the first quarter of 2004 and the first quarter of 2005, and the remaining $1 million decline was a result of lower margins on loans sold in the first quarter of 2005. Typically, when industry loan volumes decline, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins.

Net Finance Income
      Net finance income is driven by the average volume of loans held for sale during the quarter, the average volume of outstanding borrowings, the note rate on loans held for sale, and the cost of funds rate of our outstanding borrowings. Net finance income declined by $10 million (45%) during the first quarter of 2005 as compared to the first quarter of 2004. Of this decline, approximately $6 million relates to an increased cost of funds of our outstanding borrowings due primarily to increases in short-term interest rates. Between March 31, 2004 and March 31, 2005, the one-month London Interbank Offered Rate (“LIBOR”) increased from 1.10% to 2.93%, an increase of 183 basis points (“bps”). The remainder of the decline in Net finance income quarter-over-quarter is primarily due to lower average loans held for sale balances related to the lower volume of loans closed.

Loan Servicing Income
      Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly-owned reinsurance subsidiary, Atrium Insurance Corporation. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for servicing income is average loan servicing portfolio.
      Loan servicing income increased $6 million (5%) from the first quarter of 2004 to the first quarter of 2005. This increase is directly related to a $6.7 billion increase (5%) in the average loan servicing portfolio.

Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net
      Amortization and valuation adjustments related to mortgage servicing rights, net includes amortization of our MSRs, valuation changes in the MSRs, and MSRs derivative results. The favorable change of $73 million from the first quarter of 2004 to the first quarter of 2005 was attributed to a $306 million favorable change in the valuation of our MSRs during the first quarter of 2005, partially offset by a $199 million unfavorable change in net derivative gains and losses in the first quarter of 2005 and $34 million of higher MSRs amortization in the first quarter 2005 as compared to the first quarter of 2004. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.
      Change in MSRs Valuation: The fair value of our MSRs is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The internal valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During the three months ended March 31, 2005 there was a net recovery of MSRs valuation of $114 million. This increase was due primarily to the increase in mortgage interest rates during the quarter leading to slower expected prepayments. The 10-year treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 28 bps during the first quarter of 2005. Conversely, the 10-year treasury rate declined by 53 bps over the same period in 2004.
      Servicing Amortization: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value rather than the net book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $28 million. Amortization of our MSRs increased by $34 million during the first quarter of 2005 compared to the same period in 2004. Approximately $6 million of the increased amortization expense can be attributed to the increase in the gross book value of the MSRs as the portfolio grew. The remaining $28 million increase in amortization expense can be attributed to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in the first quarter of 2005 compared to the same period in 2004.
      Gain or Loss on Freestanding Derivatives: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 8, “Derivatives and Risk Management Activities,” in the notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on a) the exposure to loss of value on our MSRs, b) the expected cost of the derivatives and c) the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinance activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage and lower their rate.
      During the first quarter of 2005, the value of derivatives related to our MSRs decreased by $28 million. For the same period in 2004, the value of derivatives related to our MSRs increased by $171 million. Consistent with our hedging policy, we were able to reduce the use of derivatives during the quarter when interest rates declined as the benefit of the natural business hedge increased. By the end of the first quarter of 2005, we expanded the use of derivatives used to hedge the MSRs as the benefit of the natural business hedge declined with the rise in interest rates. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at March 31, 2005.
      The following table outlines Net gain on MSRs risk management activities:

Three Months
Ended
March 31, 2005

(In millions)
Net derivative loss related to MSRs	$(28)
Recovery of impairment of MSRs	114
Application of amortization rate to the valuation allowance	(28)

Net gain on MSRs risk management activities	$58

Other Income
      The decrease in Other income is primarily attributable to gains on the sale of investment securities that occurred in the first quarter of 2004, whereas no marketable securities were sold in the first quarter of 2005.

Salaries and Related Expenses
      Salaries and related expenses (net of loan origination costs deferred under SFAS No. 91) consist of employee compensation, commissions paid to employees involved in the loan origination process, payroll taxes and benefits. The $5 million (6%) decrease in Salaries and related expenses during the first quarter of 2005 was attributable to a decrease in average staffing levels. The decrease was partially offset by base salary increases in the first quarter of 2005 as compared to the first quarter of 2004.

Other Operating Expenses
      Other operating expenses (net of loan origination costs deferred under SFAS No. 91) include expenses directly attributable to loan origination as well as other expenses related to recurring business operations. The $11 million (15%) decrease in Other operating expenses during the first quarter of 2005 was primarily attributable to the 16% decrease in loans closed in the first quarter of 2005 as compared to the first quarter of 2004.

Fleet Management Services Segment
      On February 28, 2004, we acquired First Fleet Corporation (“First Fleet”). Accordingly, our results for the first quarter of 2005 included three months of First Fleet activity compared to one month for the first quarter of 2004.
      Net revenues increased $12 million (27%) in the first quarter of 2005 compared to the corresponding period in the prior year due to an increase of $8 million in Net finance income and $4 million in Fleet management fees. The increase in Net finance income resulted from a reduction of $4 million in Interest expense due to lower debt levels as the result of certain capital structure adjustments made in connection with the Spin-Off from Cendant on January 31, 2005, a $2 million increase in retained motor company monies due to increased volumes, $1 million related to an increase in the results of the sale of closed-end used cars and $1 million of other net impacts. The increase in Fleet management fees reflects increases in all major income items.
      Pre-tax income increased $6 million (60%) in the first quarter of 2005 compared to the corresponding period in the prior year due to the $12 million increase in Net revenues, partially offset by a $6 million increase in Total expenses. The increase in Total expenses was due to $2 million higher expenses as the result of the inclusion of First Fleet for the entire quarter of 2005 compared to one month in the first quarter of 2004, and other general increases as discussed below.
      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and is followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Three Months
	Ended March 31,

	2005	2004	Change	% Change

Leased vehicles	320,871	313,254	7,617	2%
Maintenance cards	334,704	327,117	7,587	2%
Fuel cards	316,816	293,007	23,809	8%
Accident management vehicles	328,792	306,789	22,003	7%

	Three Months
	Ended March 31,

	2005	2004	$ Change	% Change

	(In millions)
Fleet management fees	$37	$33	$4	12%

Fleet lease income	366	310	56	18%
Interest expense	(30)	(21)	(9)	(43)%
Depreciation on operating leases	(319)	(280)	(39)	(14)%

Net finance income	17	9	8	89%

Other income	3	3	—	—

Net revenues	57	45	12	27%

Salaries and related expenses	21	19	2	11%
Occupancy and other office expenses	4	4	—	—
Depreciation and amortization	3	3	—	—
Other operating expenses	13	9	4	44%

Total expenses	41	35	6	17%

Income before income taxes	$16	$10	$6	60%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our three principal fee-based products: fuel cards, maintenance assistance and vehicle accident services, and monthly management fees for leased units. Fleet management fees were $4 million (12%) higher in the first quarter of 2005 compared to the first quarter of 2004, due to increases in all major revenue items. Individual fees increased in line with our unit count growth; however, total growth was enhanced as the result of higher revenues due to higher average transaction volumes and higher subrogation recovery for our clients.

Net Finance Income
      Net finance income consists primarily of net interest income generated from our monthly lease billings, income from First Fleet, the impact of used car sales results for closed-end units, and retained motor company monies which are treated as adjustments to the basis of the leased units. For the three months ended March 31, 2005, Net finance income increased $8 million (89%) to $17 million compared to the three months ended March 31, 2004, due to a $56 million increase in Fleet lease income, partially offset by $9 million higher Interest expense and $39 million higher Depreciation on operating leases.
      Total fleet lease income increased $56 million (18%) during the first quarter of 2005 compared to the same period of 2004 due to higher unit counts, the inclusion of First Fleet’s revenues for the entire first quarter of 2005 compared to one month during the first quarter of 2004, and higher total lease billings due in part to higher interest rates on our floating rate lease portfolio.
      Interest expense increased $9 million during the first quarter of 2005 to $30 million compared to $21 million for the first quarter of 2004. The increase in Interest expense was primarily due to higher interest rates under our domestic floating rate asset-backed debt structure. The debt is utilized to fund the domestic fleet leases, of which approximately 73% are floating rate leases, whereby the interest component of the lease billing changes with the movement of certain floating rate indices. The increase in Interest expense resulting from the higher interest rates was partially offset by a $4 million decrease due to a reduction in the amount of debt carried by PHH Arval as the result of certain capital structure adjustments made in connection with the Spin-Off from Cendant on January 31, 2005.
      Depreciation on operating leases during the first quarter of 2005 increased $39 million (14%) to $319 million compared to the corresponding period in the prior year primarily due to an increase in the number of units billed, an increase of $21 million due to the inclusion of First Fleet for the entire first quarter of 2005, and an increase in average depreciation expense per unit which is a direct pass through to lessees. These increases were partially offset by a $2 million increase in the total motor company monies retained by the business due to increased volumes and a $1 million increase related to the impact of closed-end used car results.

Other Income
      Other income consists principally of the revenue generated by our dealerships and revenues for certain information technology fees for services to unrelated parties. Other income for the three months ended March 31, 2005 was unchanged compared to the corresponding three months in 2004.

Total Expenses
      Total expenses for the first quarter of 2005 increased $6 million (17%) to $41 million compared to the first quarter of the prior year, including approximately $2 million higher expenses due to the inclusion of First Fleet for the entire quarter of 2005 compared to one month in the first quarter of 2004. The remaining increase was due to higher Salaries and related expenses due to compensation increases, and a $1 million increase in direct operating expenses on full maintenance leases.
LIQUIDITY AND CAPITAL RESOURCES
      As of March 31, 2005, our Total stockholders’ equity was $1.428 billion. Our Total stockholders’ equity as of January 31, 2005 was $1.650 billion. Subsequent to January 31, 2005, we incurred a non-cash goodwill impairment charge, net of income taxes, of $237 million and a charge related to the prepayment of debt, net of income taxes, of $23 million. After giving effect to these charges, our adjusted Total stockholders’ equity as of January 31, 2005 was $1.390 billion.

(In millions)

Total stockholders’ equity — January 31, 2005	$1,650
Less:
Goodwill impairment charge, net of income taxes	(237)
Debt prepayment charge, net of income taxes	(23)

Adjusted Total stockholders’ equity — January 31, 2005	$1,390

      Adjusted Total stockholders’ equity at January 31, 2005 as presented above is $68 million less than the pro forma Total stockholders’ equity of $1.458 billion presented in our pro forma balance sheet as of September 30, 2004 included in the Information Statement prepared in connection with the Spin-Off and filed on Form 8-K on January 19, 2005. The difference is the result of the following adjustments: (a) a $35 million adjustment to PHH Mortgage’s deferred tax liability resulting from lower taxable income for 2004 than had been estimated in preparing the Information Statement; (b) an $18 million change in deferred tax assets distributed to Cendant due to the final pension allocation; (c) a shortfall from estimates of $7 million related to the January 2005 net income results for the two businesses which were excluded from the Spin-Off, Wright Express and Cendant Mobility; (d) $5 million related to the final PHH Arval Canadian tax position; and (e) $3 million due to the final asset and liability position of PHH Corporation.

General
      Our short-term financing needs arise primarily from the warehousing of mortgage loans pending sale and the purchase of vehicles for the operations of our Fleet Management Services segment. Our long-term financing needs arise primarily from our investments in our MSRs and other retained interests, along with the financial instruments acquired to manage the interest rate risk associated with those investments and our investment in vehicles leased to the clients of our Fleet Management Services segment. Our principal sources of liquidity are (a) cash and cash equivalents; (b) cash flow from operations and (c) cash flow from financing activities, including the secondary market for mortgages, asset-backed debt markets, the public debt markets and committed credit facilities. Generally, our sources of financing after the Spin-Off remain in place with access to funding for these facilities on a level consistent with the level prior to our Spin-Off. Given our current expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next twelve months. We expect aggregate capital expenditures for 2005 to be between $25 million and $35 million.

Cash Flows
      At March 31, 2005, we had $53 million of cash and cash equivalents, a decrease of $126 million from $179 million at December 31, 2004. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2004 to March 31, 2005:

	Three
	Months Ended
	March 31,

	2005	2004	Change

	(In millions)
Cash provided by (used in):
Operating activities	$182	$385	$(203)
Investing activities	(20)	2	(22)
Financing activities	(242)	(283)	41

	(80)	104	(184)
Discontinued operations	(46)	54	(100)

Net (decrease) increase in cash	$(126)	$158	$(284)

Operating Activities
      During the first quarter of 2005, we generated $203 million less cash from operating activities than during the first quarter of 2004. This decrease was primarily attributable to the timing of cash used to fund the origination of mortgage loans versus cash received from the sale of mortgage loans. During the first quarter of 2005, net cash outflows related to the origination and sale of mortgage loans was $205 million greater than the first quarter of 2004. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities
      During the first quarter of 2005, we used $22 million more cash in investing activities than during the first quarter of 2004. The increase in cash used in investing activities was primarily attributable to (1) a decrease of $192 million in net cash received from derivatives related to MSRs due to a higher amount of additions and lower proceeds received on derivatives related to MSRs, and (2) approximately $33 million of additional cash used by our Fleet Management Services segment to acquire vehicles. This increase in cash used in investing activities was partially offset by a $197 million greater decrease in restricted cash related principally to the redemption of $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse program, a $4 million decrease in capital expenditures for property, plant and equipment and a $2 million net increase in other investing activities. Aggregate capital expenditures for 2005 are expected to be $25 million to $35 million.

Financing Activities
      During the first quarter of 2005, we used $41 million less cash in financing activities than during the first quarter of 2004. During the first quarter of 2005, we used $993 million more cash for the repayment of debt, including the repayment of $443 million aggregate principal amount of our privately-placed senior notes and $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse program. This was offset by $868 million of higher proceeds from borrowings, a $100 million cash contribution from Cendant related to the Spin-Off, a $42 million increase in short-term borrowings and a $1 million increase in other financing activities, net. In the first quarter of 2004, we paid $35 million of dividends to Cendant and received $9 million of intercompany funding from Cendant. In the first quarter of 2005, we purchased $3 million of our common stock from Cendant in connection with the Spin-Off.

Secondary Mortgage Market
      We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole loan transactions. The majority of the MBS we sell are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”). We also issue non-agency or “nonconforming” MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission (“SEC”), and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings. Generally, non-conforming MBS and asset-backed securities require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.
      The Agency MBS market, whole loan and non-conforming markets for prime mortgage loans provide substantial liquidity for our mortgage loan production. In order to ensure our ongoing access to the secondary mortgage market, we focus our business process on consistently producing quality mortgages that meet investor requirements.

Indebtedness
      We utilize both secured and unsecured debt as a key component of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	Assets Under
	Management Programs

	March 31,	December 31,
	2005	2004

	(In millions)
Restricted cash	$462	$854
Mortgage loans held for sale, net	2,180	1,981
Net investment in fleet leases	3,807	3,765
Mortgage servicing rights, net	1,692	1,608
Investment securities	43	47

Total	$8,184	$8,255

      The following tables summarize the components of the Company’s indebtedness as of March 31, 2005 and December 31, 2004:

	March 31, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,008	$800	$1,279	$4,087
Short-term notes	817	75	—	892
Subordinated notes	398	101	—	499
Commercial paper	—	—	355	355
Borrowings under domestic revolving credit facilities	—	—	235	235
Other	29	12	26	67

Total	$3,252	$988	$1,895	$6,135

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Short-term notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of March 31, 2005 and December 31, 2004, variable rate term notes and variable funding notes outstanding under this program aggregated $2.8 billion. As of March 31, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.7 billion of leased vehicles and related assets, which are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued under this program are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust, D. L. Peterson Trust, also acts as lessor under both operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this program primarily represents floating rate instruments for which the weighted-average interest rate was 3.3% and 1.9% for the three months ended March 31, 2005 and 2004, respectively.
      As of March 31, 2005, the total capacity under this securitization arrangement and other vehicle management asset-backed debt arrangements was approximately $3.4 billion, and we had $183 million of such capacity available.
      The variable rate term notes and the variable funding notes are rated AAA and Aaa by Standard & Poor’s and Moody’s Investors Service, respectively. These ratings are based largely upon the bankruptcy remoteness of the structure, the performance of the assets and the maintenance of appropriate levels of over-collateralization. The availability of this asset-backed debt could suffer in the event of: (a) the deterioration of the assets underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt or (c) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by our Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets at March 31, 2005. The mortgage loans are serviced by us and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from our mortgage subsidiary, (b) issuing commercial paper, senior notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued under Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 3.2% and 1.5% for the three months ended March 31, 2005 and 2004, respectively.
      As of March 31, 2005, the total capacity under this securitization arrangement was approximately $2.4 billion, and we had approximately $1.5 billion of unused capacity available to us. This capacity reflects the redemption of $400 million in senior notes in March 2005.
      Bishop’s Gate’s commercial paper is rated A1/P1/F1, its senior notes are rated AAA/Aaa/AAA and its variable rate certificates are rated BBB/Baa2/BBB by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of funds from this program could suffer in the event of: (a) the deterioration in the performance of the mortgage loans underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt, (c) our inability to access the secondary market for mortgage loans or (d) termination of our role as servicer of the underlying mortgage assets in the event that (1) we default in the performance of our servicing obligations, (2) we declare bankruptcy or become insolvent or (3) our senior unsecured credit ratings fall below “BB+” or “Ba1” by Standard and Poor’s and Moody’s Investors Service, respectively.
      We also maintain a committed mortgage repurchase facility that we use to finance mortgage loans originated by PHH Mortgage. This repurchase facility is collateralized by mortgage loans and is funded by a multi-seller conduit. As of March 31, 2005, this repurchase facility had a capacity of $150 million, of which $75 million was available. This repurchase facility has a one year term that is renewable on an annual basis. Depending on our anticipated mortgage loan origination volume, we may increase the capacity under this repurchase facility subject to agreement with the lender. We generally use this facility to supplement the capacity of Bishop’s Gate and our unsecured borrowings used to fund our mortgage warehouse needs.
Unsecured Debt
      The public debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of March 31, 2005, we had a total of approximately $1.6 billion in public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving the broad access to the public debt markets that we enjoyed as an independently funded subsidiary of Cendant. As of February 1, 2005 (the effective date of the Spin-Off), our senior unsecured debt ratings were downgraded from BBB+/ Baa1 to BBB/ Baa3 by Standard & Poor’s and Moody’s Investors Service, respectively, and upgraded from BBB+ to A- by Fitch Ratings. Currently, our credit ratings are as follows:

Moody’s
	Investors	Standard &
	Service	Poor’s	Fitch Ratings

Senior unsecured debt	Baa3	BBB	A-
Short-term debt	P-3	A-2	F-2
      Each of these investment grade ratings has been assigned a stable outlook by the respective agency and reflects our current standing as an independent, public company. Among other things, maintenance of our current investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure and leverage appropriate for companies in our industry. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
      In the event our credit ratings were to drop below “investment grade”, our access to the public corporate debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of “Baa3,” “BBB-” and “BBB-” for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively, or one level below our lowest current rating. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Term Notes
      On February 9, 2005, we prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to our concerns regarding debt covenant compliance caused by the reduction in our Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. For the three months ended March 31, 2005, we recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at March 31, 2005 consisted of $1.3 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium-term notes was 6.7% and 7.0% for the three months ended March 31, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.4% for the three months ended March 31, 2004.

Commercial Paper
      Our policy is to maintain available capacity under our committed revolving credit facility (described below) to fully support our outstanding commercial paper. We had outstanding commercial paper obligations of $355 million and $130 million as of March 31, 2005 and December 31, 2004, respectively. The weighted-average interest rate on our outstanding commercial paper, which matures within 270 days from issuance, was 2.8% and 1.1% for the three months ended March 31, 2005 and 2004, respectively.

Credit Facility
      We are party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (our “Credit Facility”). Pricing under the Credit Facility is based upon our credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of March 31, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires us to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if our usage exceeds 33% of the aggregate commitments under the Credit Facility. In the event that our credit ratings are downgraded, the margin over LIBOR would become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. As of March 31, 2005, we had $235 million of borrowings outstanding under the Credit Facility and no borrowings outstanding at December 31, 2004. The weighted-average interest rate on borrowings under the Credit Facility during the quarter ended March 31, 2005 was 3.5%. The Credit Facility was undrawn during the quarter ended March 31, 2004.
Debt Maturities
      The following table provides the contractual maturities of our debt at March 31, 2005 (except our vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

		(In millions)
Within one year	$1,275	$459	$1,734
Between one and two years	1,452	5	1,457
Between two and three years	646	681	1,327
Between three and four years	641	6	647
Between four and five years	58	—	58
Thereafter	168	744	912

	$4,240	$1,895	$6,135

      As of March 31, 2005, available funding under our asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

	(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,435	$3,252	$183
Mortgage warehouse	2,566	988	1,578

	$6,001	$4,240	$1,761

Committed Credit Facilities(2)	$1,283	$239	$1,044

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolver ($235 million outstanding at March 31, 2005) maturing in June 2007, and a $33 million United States dollar equivalent Canadian revolver ($4 million outstanding at March 31, 2005) maturing in April 2006. Under our policy, available capacity of $355 million under our domestic revolver has been designated to support outstanding commercial paper.
      As of March 31, 2005, we also had $874 million of availability for public debt issuances under a shelf registration statement.
Debt Covenants
      Certain of our debt instruments and credit facilities contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Credit Facility requires that we maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that we maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At March 31, 2005, we were in compliance with all of our financial covenants related to our debt instruments and Credit Facility.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (a) leases of real estate, (b) access to credit facilities and use of derivatives, (c) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (1) buyers in sale agreements and sellers in purchase agreements, (2) landlords in lease contracts, (3) financial institutions in credit facility arrangements and derivative contracts, and (4) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, and we are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.
      We also provide guarantees for the benefit of landlords in lease contracts where the lease is assigned to a third party due to the sale of a business which occupied the leased facility. These guarantees extend only for the duration of the underlying lease contract. If we were required to make payments under these guarantees, we would have similar recourse against the tenant (third party to which the lease was assigned).
CRITICAL ACCOUNTING POLICIES
      There have not been any significant changes to the critical accounting policies discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our 2004 Form 10-K or to our assessment of which accounting policies we would consider to be critical accounting policies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Repatriation of Foreign Earnings
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company may apply the provision of the Act to qualifying earnings repatriations through December 31, 2005. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. As permitted by FSP No. 109-2, the Company will not complete its evaluation of the repatriation provisions until a reasonable duration following the publication of clarifying language on key elements of the Act by Congress or the Treasury Department. Accordingly, the Company has not recorded any income tax expense or benefit for amounts that may be repatriated under the Act. The range of unremitted earnings for possible repatriation under the Act is estimated to be between $0 and $55 million, which would result in additional estimated income tax expense of $0 to $12 million. Currently, the Company does not record deferred income tax liabilities on unremitted earnings of its foreign subsidiaries, as these undistributed earnings are considered indefinitely invested, and determination of the amount is not practical to compute.

Share-Based Payments
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and by SFAS No. 123, “Accounting for Stock-Based Compensation”

(“SFAS No. 123”). Prior to the Spin-Off and since Cendant’s adoption at January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company was allocated compensation expense upon Cendant’s issuance of common stock options to the Company’s employees. As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company has not yet completed its assessment of adopting SFAS No. 123R or the related SEC views.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable rate borrowings, other interest rate sensitive liabilities and net investment in floating rate lease assets. We anticipate that such interest rates will remain a primary market risk for the foreseeable future.
INTEREST RATE RISK

Mortgage Servicing Rights
      Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We use a combination of derivative instruments to offset potential adverse changes in fair value on our MSRs that could affect reported earnings.

Other Mortgage Related Assets
      Our other mortgage-related assets are subject to interest rate risk created by (a) our commitments to fund mortgages to borrowers who have applied for loan funding and (b) loans held in inventory awaiting sale into the secondary market. We use derivative instruments (including futures, options and forward delivery commitments) to economically hedge our commitments to fund mortgages.
      Interest rate and price risk related to loans held in inventory awaiting sale into the secondary market (which are classified on our balance sheets as Mortgage loans held for sale, net) may be hedged with mortgage forward delivery commitments. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

Indebtedness
      The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps and instruments with purchased option features.

CONSUMER CREDIT RISK
      Conforming conventional loans serviced by us are securitized through Fannie Mae or Freddie Mac programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by us are generally securitized through Ginnie Mae programs. These government loans are either insured against loss by the FHA or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.
      While the majority of the mortgage loans serviced by us are sold without recourse, we have a program where we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.2 billion of the total $5.7 billion of mortgage loans sold with recourse as of March 31, 2005.
      We also provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. Our owned servicing portfolio represents the maximum potential exposure related to representations and warranty provisions.
      As of March 31, 2005, we had a liability of $21 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheets, for probable losses related to our loan servicing portfolio.
      See Note 13, “Commitments and Contingencies” in the notes to our Condensed Consolidated Financial Statements.
COMMERCIAL CREDIT RISK
      We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements are generally terminable immediately, allowing PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The services agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represents more than 5% of the revenues of the business. PHH Arval’s historical net losses as a percentage of the ending dollar amount of leases have not exceeded .06% in any of the last five fiscal years.
COUNTERPARTY CREDIT RISK
      We are exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral in instances in which financing is provided. We mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.
      As of March 31, 2005 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

SENSITIVITY ANALYSIS
      We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.
      We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate that produces a parallel shift in the yield curve across all maturities.
      We utilize a probability weighted option-adjusted-spread (“OAS”) model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations and non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and treasury rates. For mortgage loans, interest rate lock commitments, forward delivery commitments and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for interest rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
      Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

      We used March 31, 2005 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. The following table summarizes the estimated change in fair value of our assets and liabilities sensitive to interest rates as of March 31, 2005 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value

	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps

	(In millions)
Mortgage Assets
Mortgage loans held for sale, net	$(45)	$(22)	$(10)	$10	$18	$31
Interest rate lock commitments	(125)	(56)	(25)	20	35	54
Forward loan sale commitments	127	62	30	(27)	(52)	(93)
Options	32	13	5	(3)	(3)	(1)

Total mortgage loans held for sale, net interest rate lock commitments and related derivatives	(11)	(3)	—	—	(2)	(9)

Mortgage servicing rights, net	(533)	(271)	(134)	123	233	400
Mortgage servicing rights derivatives	547	248	117	(102)	(188)	(321)

Total mortgage servicing rights, net and related derivatives	14	(23)	(17)	21	45	79

Mortgage-backed securities	2	1	—	—	(1)	(2)

Total Mortgage Assets	5	(25)	(17)	21	42	68
Total Vehicle Assets	18	10	5	(5)	(10)	(19)
Total Liabilities	1	1	—	—	(1)	(1)

Total, net	$22	$(16)	$(12)	$16	$33	$50

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      During the period covered by this Form 10-Q and as described above in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments,” we became an independent, publicly-traded company on February 1, 2005 pursuant to the Spin-Off. Prior to the Spin-Off, as a wholly-owned subsidiary of Cendant, our disclosure controls and procedures were a part of the disclosure controls and procedures of Cendant. Cendant also provided certain corporate services to us, including executive management, accounting, tax, finance, human resources, information technology, and legal services. Following the Spin-Off, we have promoted existing employees and hired new employees to staff our corporate accounting, tax, treasury and legal departments and have adopted disclosure controls and procedures which we believe are consistent with, and not materially different from, our disclosure controls and procedures prior to the Spin-Off. We also intend to review and evaluate our disclosure controls and procedures on an ongoing basis, and may from time to time make changes designed to both enhance their effectiveness and ensure their evolution with our business.
      As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control Over Financial Reporting.
      Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are party to various legal proceedings from time to time, none of which we currently deem to be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities(1)

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased	per Share	or Programs	or Programs

January 1, 2005 — January 31, 2005	—	$—	—	—
February 1, 2005 — February 28, 2005	117,294	21.73	—	—
March 1, 2005 — March 31, 2005	—	—	—	—

(1)	In connection with the Spin-Off, the Company entered into a letter agreement dated January 31, 2005 with Cendant requiring the Company to purchase shares of the Company’s Common Stock held by Cendant following the Spin-Off. Pursuant to the agreement, the Company purchased 96,500 and 20,794 shares of the Company’s Common Stock from Cendant on February 2 and 8, 2005, respectively. The Company’s obligations related to this agreement were satisfied as of February 15, 2005, and there are no further requirements for the Company to purchase shares of its common stock.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      As discussed above in this Quarterly Report on Form 10-Q under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments”, prior to February 1, 2005, we were a wholly-owned subsidiary of Cendant Corporation. In connection with the Spin-Off, Cendant Corporation, as our sole stockholder, acted by written consent to approve various matters in connection with the Spin-Off.
      On January 14, 2005, Cendant, as our sole stockholder, acting by written consent in lieu of a meeting, took the following actions:

•	the election of James E. Buckman, Stephen P. Holmes and Ronald L. Nelson as directors until their successors were chosen and qualified;

•	the approval of the filing of our Articles of Amendment and Restatement immediately prior to the Spin-Off;

•	the approval and adoption of our employee benefit plans, including: the PHH Corporation 2005 Equity and Incentive Plan, the PHH Corporation Non-Employee Directors Deferred Compensation Plan, the PHH Corporation Employee Stock Purchase Plan, the PHH Corporation Savings Restoration Plan, the PHH Corporation Officer Deferred Compensation Plan, the PHH Corporation Pension Plan, and the PHH Corporation Retiree Medical Plan (see the section of our 2004 Form 10-K entitled Item 11. “Executive Compensation”); and

•	the election of our current Board of Directors, which was effective immediately after the Spin-Off, (see the section of our 2004 Form 10-K entitled Item 10. “Directors and Executive Officers of the Registrant”).
      On January 27, 2005, Cendant, as our sole stockholder, approved the filing of articles of amendment to our Amended and Restated Articles of Incorporation which increased our authorized capital stock from 1,000 shares of common stock to 110,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      Information in response to this item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION

/s/ Terence W. Edwards

Terence W. Edwards
President and Chief Executive Officer
Date: May 13, 2005

/s/ Neil J. Cashen

Neil J. Cashen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: May 13, 2005

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference

2.1	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000.
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.2	Amended and Restated By-Laws.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.3	Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
4.1	Specimen common stock certificate.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
4.2	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
4.3	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.0 to our Current Report on Form 8-K dated December 12, 2000.
4.4	Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.6	Form of PHH Corporation Internotes.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).
10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).

Exhibit
No.	Description	Incorporation by Reference

10.3	Series 2001-1 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.5	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.6	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.8	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.9	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc. New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.10	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002.	Incorporated by reference to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.12	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.13		Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/A and S-1/A (Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003.
10.14		Series 2003 — 1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Chesapeake Funding LLC’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2003.
10.15		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee.	Incorporated by reference to Cendant Corporation’s Form 10-K for the year ended December 31, 2003.
10.16		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.17		Amendment, dated as of December 21, 2004, to Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the lenders institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.18‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.19		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.20		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.21		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.22‡	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference

10.23	Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc. PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.24	Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.25	Officer Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.26	Savings Restoration Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.27	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.28	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.
10.29	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.
10.30	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.
10.31	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.
10.32	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Risk Factors Affecting Our Business and Future Results.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.