Form 10-Q
period 2005-06-30
PHH CORP
filed 2005-08-12
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐          No ☑
      As of August 8, 2005, 53,225,358 shares of common stock were outstanding.

Item	Description	Page

	Cautionary Note Regarding Forward-Looking Statements	2

PART I
1	Financial Statements	4
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
3	Quantitative and Qualitative Disclosures About Market Risk	61
4	Controls and Procedures	64

PART II
1	Legal Proceedings	65
2	Unregistered Sales of Equity Securities and Use of Proceeds	65
3	Defaults Upon Senior Securities	65
4	Submission of Matters to a Vote of Security Holders	65
5	Other Information	65
6	Exhibits	66
	Signatures	67
	Exhibit Index	68
EX-3.3.1: AMENDMENT NO. 1 TO THE AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT
EX-10.33: FOURTH AMENDED AND RESTATED MORTGAGE LOAN REPURCHASE AND SERVICING AGREEMENT
EX-10.34: SERIES 2005-1 INDENTURE SUPPLEMENT
EX-10.35: AMENDMENT NO. 1 TO THE 2005 EQUITY AND INCENTIVE PLAN
EX-10.36: NON-QUALIFIED STOCK OPTION AWARD AGREEMENT
EX-10.37: RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99: RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Forward-looking statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (“Form 10-Q”) and our other public filings and statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. For example, forward-looking statements in this Form 10-Q include: (a) management’s estimate of the range of unremitted earnings for possible repatriation under the American Jobs Creation Act of 2004, (b) our expectation as to the filing dates for our 2004 and 2005 income tax returns and statements regarding the potential effect Cendant’s future tax returns may have on our tax assets and liabilities, (c) our expectation that we will have adequate state tax net operating losses available to minimize cash outlays in the event of post-filing changes in our taxable income, (d) the expectation that any existing legal claims or proceedings will not have a material adverse effect on our results of operations, financial position or cash flows and our belief that we have valid defenses to such legal claims or proceedings, (e) our expectation that our mortgage venture with Cendant Corporation will commence operations in the third quarter of 2005 and our expectations as to the effects the termination of the mortgage venture might have on our financial condition and results of operations, (f) management’s assumption that our profit margins will improve once capacity in the mortgage industry aligns with demand for mortgage products, (g) our anticipated levels of capital expenditures for the remainder of 2005, (h) management’s estimates used to prepare the sensitivity analysis of our mortgage and vehicle assets and liabilities, (i) our beliefs about the consistency between our current disclosure controls and procedures and the disclosure controls and procedures of Cendant Corporation applicable to us prior to the Spin-Off (defined below), (j) our expectation as to the dates of the annual meeting of stockholders and mailing of the proxy statement, (k) our expectation that our agreements and arrangements with Cendant will be material to our business, (l) our expectation that a portion of the hedge ineffectiveness of our mortgage loan derivatives will reverse in the third quarter of 2005 and (m) the anticipated effects on our sources of liquidity and borrowing costs if our credit ratings were ever to drop below “investment grade.”
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
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues
Mortgage fees	$51	$68	$95	$120
Fleet management fees	38	34	75	67

Net fee income	89	102	170	187

Gain on sale of mortgage loans, net	57	152	116	218

Fleet lease income	374	345	740	655
Depreciation on operating leases	(319)	(309)	(638)	(589)
Mortgage interest income	70	70	120	122
Interest expense	(78)	(56)	(146)	(107)

Net finance income	47	50	76	81

Loan servicing income	118	121	244	241
Amortization and valuation adjustments related to mortgage servicing rights, net	(84)	(142)	(104)	(235)

Net loan servicing income	34	(21)	140	6

Other income	5	9	9	20

Net revenues	232	292	511	512

Expenses
Salaries and related expenses	108	110	205	208
Occupancy and other office expenses	20	22	41	42
Depreciation and amortization	10	11	20	21
Other operating expenses	70	84	145	170
Spin-Off related expenses
Goodwill impairment	—	—	239	—
Other	—	—	41	—

Total expenses	208	227	691	441

Income (loss) from continuing operations before income taxes	24	65	(180)	71
Provision for income taxes	6	27	51	30

Income (loss) from continuing operations	18	38	(231)	41
Income (loss) from discontinued operations, net of income taxes of $0, $21, $0 and $34	—	34	(1)	54

Net income (loss)	$18	$72	$(232)	$95

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$0.72	$(4.38)	$0.78
Income (loss) from discontinued operations	—	0.64	(0.02)	1.02

Net income (loss)	$0.34	$1.36	$(4.40)	$1.80

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$0.71	$(4.38)	$0.77
Income (loss) from discontinued operations	—	0.63	(0.02)	1.01

Net income (loss)	$0.34	$1.34	$(4.40)	$1.78

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$52	$257
Restricted cash	480	854
Mortgage loans held for sale, net	3,091	1,981
Accounts receivable, net	336	361
Net investment in fleet leases	3,963	3,765
Mortgage servicing rights, net	1,428	1,608
Investment securities	44	47
Property, plant and equipment, net	86	98
Goodwill	58	512
Other assets	343	532
Assets of discontinued operations	—	1,650

Total assets	$9,881	$11,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$436	$428
Debt	6,911	6,494
Deferred income taxes	766	720
Other liabilities	316	414
Liabilities of discontinued operations	—	1,389

Total liabilities	8,429	9,445

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2005; none authorized, issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,211,656 issued and 53,094,362 shares outstanding at June 30, 2005; 52,684,398 shares issued and outstanding at December 31, 2004 (Note 14)	1	1
Treasury stock, at cost; 117,294 and zero shares at June 30, 2005 and December 31, 2004, respectively	(3)	—
Additional paid-in capital	1,080	934
Retained earnings	396	1,291
Accumulated other comprehensive income (loss)	12	(6)
Deferred compensation	(34)	—

Total stockholders’ equity	1,452	2,220

Total liabilities and stockholders’ equity	$9,881	$11,665

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(Unaudited)
(In millions, except share data)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Comprehensive		Total
					Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2004	1,000	$—	—	$—	$935	$1,291	$(6)	$—	$2,220
Net loss for the period	—	—	—	—	—	(232)	—	—	(232)
Other comprehensive loss, net of income taxes of $3	—	—	—	—	—	—	(7)	—	(7)
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	—	—	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	—	—	(663)	25	—	(638)
Cash contribution from Cendant	—	—	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with Spin-Off	—	—	—	—	27	—	—	(27)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3	3
Stock options exercised	345,240	—	—	—	7	—	—	—	7
Restricted stock award vesting	182,018	—	—	—	(2)	—	—	—	(2)
Restricted stock award grants, net of forfeitures	—	—	—	—	10	—	—	(10)	—
Purchases of common stock	—	—	(117,294)	(3)	—	—	—	—	(3)

Balance at June 30, 2005	53,211,656	$1	(117,294)	$(3)	$1,080	$396	$12	$(34)	$1,452

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net (loss) income	$(232)	$95
Adjustment for discontinued operations	1	(54)

(Loss) income from continuing operations	(231)	41
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Goodwill impairment charge related to Spin-Off	239	—
Stock option expense related to Spin-Off	4	—
Amortization and impairment of mortgage servicing rights	355	65
Net derivative (gain) loss related to mortgage servicing rights	(251)	170
Vehicle depreciation	602	572
Other depreciation and amortization	20	21
Origination of mortgage loans held for sale	(17,107)	(19,920)
Proceeds on sale of and payments from mortgage loans held for sale	15,993	19,242
Other adjustments and changes in other assets and liabilities, net	46	34

Net cash (used in) provided by operating activities	(330)	225

Cash flows from investing activities:
Investment in vehicles	(1,406)	(1,110)
Payments received on investment vehicles	604	496
Additions to mortgage servicing rights, net	(176)	(281)
Cash received (paid) on derivatives related to mortgage servicing rights, net	271	(109)
Purchases of property, plant and equipment	(7)	(13)
Net assets acquired, net of cash acquired, and acquisition related payment	—	(26)
Decrease in restricted cash	374	170
Other, net	4	61

Net cash used in investing activities	(336)	(812)

Cash flows from financing activities:
Net increase in short-term borrowings	485	848
Proceeds from borrowings	3,187	975
Principal payments on borrowings	(3,260)	(1,312)
Purchases of Company common stock	(3)	—
Payment of dividends	—	(70)
Capital contribution from Cendant	100	—
Net intercompany funding from Cendant	—	2
Other, net	(2)	(2)

Net cash provided by financing activities	507	441

Cash (used in) provided by discontinued operations	(46)	120

Net decrease in cash and cash equivalents	(205)	(26)
Cash and cash equivalents at beginning of period	257	126

Cash and cash equivalents at end of period	$52	$100

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation
      PHH Corporation and subsidiaries (“PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

•	Mortgage Services — provides homeowners with mortgage lending services.

•	Fleet Management Services — provides commercial fleet management services.
      As of December 31, 2004, PHH was a wholly-owned subsidiary of Cendant Corporation (NYSE: CD) (“Cendant”) that provided homeowners with mortgages, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (“Spin-Off”). Prior to the Spin-Off and subsequent to December 31, 2004, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling financial interest. Additionally, Cendant’s contribution of STARS to PHH, an entity under common control at the time, has been treated on an “as if” pooling basis and therefore the financial position and results of operations for STARS are included in the accompanying unaudited Condensed Consolidated Financial Statements in continuing operations for all periods presented (see Note 19, “Contribution of Appraisal Business” for more information). Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 20, “Discontinued Operations” for more information). The Company has made certain other modifications to its financial statement presentation in conjunction with the changes in the composition of the businesses now included in continuing operations. Accordingly, certain reclassifications have been made to prior period amounts to conform to the current period presentation. Additionally, certain fees that were reported on the Company’s Form 10-Q for the quarter ended March 31, 2005 as Mortgage fees in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 of $11 million and $15 million, respectively, have been reclassified to Gain on sale of mortgage loans, net for the presentation of the six months ended June 30, 2005 and 2004 in the Company’s Condensed Consolidated Statements of Income presented herein.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Also in connection with the Spin-Off, PHH entered into a tax sharing agreement with Cendant, which is more fully described in Note 13, “Commitments and Contingencies”, and the Mortgage Venture operating agreement and a transition services agreement, which are more fully described in Note 17, “Related Party Transactions.”
      During the six months ended June 30, 2005, the Company recognized Spin-Off related expenses of $280 million, primarily consisting of: (1) a goodwill impairment charge of $239 million, more fully described in Note 5, “Goodwill Impairment”; (2) a charge of $37 million resulting from the prepayment of debt, more fully described in Note 10, “Debt and Borrowing Arrangements”; and (3) a charge of $4 million associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options, more fully described in Note 16, “Stock-Based Compensation.” See Note 12, “Income Taxes”, for additional tax-related charges related to the Spin-Off.

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

4.	Earnings (Loss) Per Share
      Basic earnings (loss) per share was computed by dividing net earnings (loss) during the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three and six months ended June 30, 2005 and 2004 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 14, “Stock-Related Matters”). The calculation of diluted loss per share for the six months ended June 30, 2005 does not include 365,436 and 233,919 weighted-average shares of common stock potentially issuable for options and stock awards, respectively, because the effect would be anti-dilutive. The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per share for all periods prior to the Spin-Off. The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions, except share and per share data)
Income (loss) from continuing operations	$18	$38	$(231)	$41

Weighted-average common shares outstanding — basic	52,787,541	52,684,398	52,702,843	52,684,398
Effect of potentially dilutive securities:
Stock options	458,125	256,565	—	256,565
Restricted stock units	232,086	239,939	—	239,939

Weighted-average common shares outstanding — diluted	53,477,752	53,180,902	52,702,843	53,180,902

Basic earnings (loss) per share from continuing operations	$0.34	$0.72	$(4.38)	$0.78

Diluted earnings (loss) per share from continuing operations	$0.34	$0.71	$(4.38)	$0.77

5.	Goodwill and Other Intangible Assets

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
      In connection with the Spin-Off, there was a change to the Company’s reporting unit structure. This resulted in the reallocation of goodwill from the Company to other Cendant entities. Due to the change in reporting units and reallocation of goodwill, the Company performed a goodwill impairment assessment for its reporting units in the first quarter of 2005. The impairment assessment resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity associated with goodwill during the six months ended June 30, 2005:

	Fleet
	Management	Mortgage
	Services	Services	Total

	(In millions)
Goodwill — December 31, 2004	$448	$64	$512
Reallocation due to Spin-Off	(209)	(6)	(215)

Goodwill at Spin-Off	239	58	297
Impairment charge due to assessment at Spin-Off	(239)	—	(239)

Goodwill — June 30, 2005	$—	$58	$58

Other Intangible Assets
      Other intangible assets as of June 30, 2005 and December 31, 2004 of $56 million and $57 million, respectively, are included in Other assets in the Company’s Condensed Consolidated Balance Sheets. Other intangible assets primarily consist of customer lists and trademarks. Customer lists of $36 million and $38 million, net of accumulated amortization of $10 million and $8 million, at June 30, 2005 and December 31, 2004, respectively, are amortized over a 9- to 20-year period. Amortization expense was not significant during the three months ended June 30, 2005 and 2004. Amortization expense recorded during each of the six months ended June 30, 2005 and 2004 was $1 million. Amortization expense is estimated to be $3 million for each of the years ended June 30, 2006 through 2010. Trademark assets of $17 million at June 30, 2005 and December 31, 2004 are not amortized.

6.	Mortgage Servicing Rights
      The activity in the Company’s loan servicing portfolio associated with its capitalized mortgage servicing rights, net (“MSRs”) consisted of:

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
Balance, beginning of period	$138,494	$126,219
Additions	15,947	22,639
Payoffs and curtailments	(16,842)	(16,138)

Balance, end of period	$137,599	$132,720

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the Company’s capitalized MSRs consisted of:

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
Mortgage Servicing Rights
Balance, beginning of period	$2,177	$2,015
Additions, net	176	281
Amortization	(217)	(157)
Sales and deletions	(2)	(3)
Other-than-temporary impairment	(92)	(10)

Balance, end of period	2,042	2,126

Valuation Allowance
Balance, beginning of period	(569)	(374)
(Provision for) recovery of impairment	(138)	92
Reductions	1	1
Other-than-temporary impairment	92	10

Balance, end of period	(614)	(271)

Mortgage servicing rights, net	$1,428	$1,855

      As of June 30, 2005, the Company’s MSRs had a weighted-average life of approximately 3.8 years. The estimated fair values of MSRs were $1.4 billion and $1.9 billion as of June 30, 2005 and 2004, respectively. Approximately 70% of the MSRs associated with the loan servicing portfolio as of June 30, 2005 are restricted from sale without prior approval from the Company’s private label clients or investors.
      The Company’s capitalized servicing rate at June 30, 2005 was 1.04% based upon the book value of $1.4 billion and related capitalized loan servicing portfolio of $137.6 billion. The Company’s servicing multiple at June 30, 2005 was 3.2 times the weighted-average service fee of 32 basis points (“bps”). As of June 30, 2004, the Company had a capitalized servicing rate of 1.40% based upon the book value of $1.9 billion and related capitalized loan servicing portfolio of $132.7 billion. The Company’s servicing multiple at June 30, 2004 was 4.3 times the weighted-average service fee of 32 bps.
      During the six months ended June 30, 2005, $176 million was added to the MSRs at an initial capitalization rate of 1.10% related to $15.9 billion of additions to the capitalized loan servicing portfolio. During the same period in 2004, $281 million was added to the MSRs at an initial capitalization rate of 1.24% related to $22.6 billion of additions to the capitalized loan servicing portfolio. The initial capitalization rate is driven by the relationship between the weighted-average note rate and overall interest rates during the period.
      The net impact to the Company’s Condensed Consolidated Statements of Income resulting from changes in the fair value of the Company’s MSRs, amortization, and related derivatives was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Amortization of MSRs	$(111)	$(85)	$(217)	$(157)
(Provision for) recovery of impairment of MSRs	(252)	284	(138)	92
Net derivative gain (loss) related to MSRs (See Note 8)	279	(341)	251	(170)

Amortization and valuation adjustments related to MSRs, net	$(84)	$(142)	$(104)	$(235)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based upon the composition of the portfolio as of June 30, 2005, the Company expects MSRs amortization expense for the remainder of 2005 and the five succeeding fiscal years to approximate $250 million, $390 million, $290 million, $220 million, $180 million and $140 million, respectively. This projection was developed using the assumptions made by the Company in its June 30, 2005 valuation of MSRs. The assumptions underlying this projection may be affected as market conditions and portfolio composition and behavior change, which could cause actual and projected amortization expense to change over time. Therefore, these estimates may change in a manner and amount not presently determinable by management.

7.	Loan Servicing Portfolio
      The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.

Portfolio Activity

	Six Months Ended
	June 30,

	2005	2004

	(In millions)
Balance, beginning of period	$143,056	$136,427
Additions	18,173	22,860
Payoffs and curtailments	(17,113)	(17,362)

Balance, end of period(1)	$144,116	$141,925

Portfolio Composition

	June 30,

	2005	2004

	(In millions)
Owned servicing portfolio	$141,446	$137,497
Subserviced portfolio	5,211	6,873

Total servicing portfolio	$146,657	$144,370

Fixed rate	$83,033	$83,959
Adjustable rate	63,624	60,411

Total servicing portfolio	$146,657	$144,370

Conventional loans	$135,269	$132,576
Government loans (FHA/ VA)	7,301	8,531
Home equity lines of credit	4,087	3,263

Total servicing portfolio	$146,657	$144,370

Weighted-average note rate(1)	5.6%	5.2%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Delinquency(1)

	June 30,

	2005		2004

	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	1.87%	1.47%	1.84%	1.38%
60 days	0.35%	0.24%	0.39%	0.27%
90 or more days	0.38%	0.24%	0.44%	0.28%

Total delinquency	2.60%	1.95%	2.67%	1.93%

Foreclosure/ Real estate owned/ Bankruptcies	0.96%	0.56%	1.04%	0.64%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.5 billion and $2.4 billion as of June 30, 2005 and 2004, respectively.

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
      The following is a description of the Company’s risk management policies related to interest rate lock commitments (“IRLCs”), mortgage loans held for sale (“MLHS”), MSRs and debt:
      Interest Rate Lock Commitments. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. The Company’s loan commitments generally range between 30-90 days; however, the borrower is not obligated to obtain the loan. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date or expiration date. In addition, the Company is subject to fallout risk, which is the risk that an approved borrower will choose not to close on the loan. The Company uses a combination of forward delivery commitments and option contracts to manage these risks. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.
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
      Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and significantly reduce

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the interest rate risk and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Income. Changes in fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.
      The following table provides a summary of the changes in fair value of the IRLCs and MLHS and related derivatives:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Mark-to-market of IRLCs	$20	$(152)	$21	$(111)
Mark-to-market of MLHS	14	(4)	(7)	8

Total mark-to-market of IRLCs and MLHS	34	(156)	14	(103)

Mark-to-market of derivatives designated as hedges of MLHS	(13)	10	(10)	15
Mark-to-market of freestanding derivatives(1)	(55)	172	(40)	108

Net (loss) gain on derivatives	(68)	182	(50)	123

Net (loss) gain on hedging activities	$(34)	$26	$(36)	$20

(1)	Amount includes $5 million and $12 million of ineffectiveness recognized on hedges of MLHS during the three months ended June 30, 2005 and 2004, respectively, and $2 million and $20 million of ineffectiveness recognized on hedges of MLHS during the six months ended June 30, 2005 and 2004, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the mark-to-market of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.
      Mortgage Servicing Rights. The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the asset permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company primarily uses a combination of derivative instruments to offset potential adverse changes in fair value of its MSRs that could affect reported earnings. As such, the gain or loss on derivatives will react in the opposite direction of the MSRs valuation. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of Amortization and valuation adjustments related to mortgage servicing rights, net in the Condensed Consolidated Statements of Income.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net activity in the Company’s derivatives related to MSRs consisted of:

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
Net balance, beginning of period(1)	$60	$85
Additions, net	277	238
Changes in fair value	251	(170)
Sales and proceeds received	(548)	(129)

Net balance, end of period(1)	$40	$24

(1)	For the six months ended June 30, 2005, the beginning net balance represents the gross asset of $79 million net of the gross liability of $19 million; the ending net balance represents the gross asset of $49 million net of the gross liability of $9 million. For the six months ended June 30, 2004, the beginning net balance represents the gross asset of $316 million net of the gross liability of $231 million; the ending net balance represents the gross asset of $54 million net of the gross liability of $30 million.
      Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps, interest rate caps, and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in floating rate lease assets, the Company either issues floating rate debt or fixed rate debt, which is generally swapped to floating LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as fair value hedges. The terms of such derivatives match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months and the six months ended June 30, 2005 and 2004, except to create the accrual of interest expense at variable rates. During 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains of $24 million. Such gains were deferred and were being recognized over future periods as a component of interest expense. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 10, “Debt and Borrowing Arrangements”). As a result, the unamortized balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income. Amortization recorded during the six months ended June 30, 2005 prior to the prepayment was not significant. For the three and six months ended June 30, 2004, the Company recorded $2 million and $3 million of amortization, respectively.
      The derivatives used to manage the risk associated with the Company’s floating rate debt include freestanding derivatives and derivatives designated as cash flow hedges for each of the three and six months ended June 30, 2005 and 2004. The amount of gains or losses reclassified from Accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges was not significant. The amount of gains or losses the Company expects to reclassify from Accumulated other comprehensive income to earnings during the next twelve months is not significant. The total net gain or loss recorded in the Company’s Condensed Consolidated Statements of Income for these freestanding derivatives for each of the three and six months ended June 30, 2005 and 2004 was not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Vehicle Leasing Activities
      The components of Net investment in fleet leases are as follows:

	June 30,	December 31,
	2005	2004

	(In millions)
Vehicles under open-end operating leases	$6,521	$6,322
Vehicles under closed-end operating leases	224	187

Vehicles held for leasing	6,745	6,509
Vehicles held for sale	16	12

	6,761	6,521
Less: Accumulated depreciation	(2,950)	(2,929)

Total investment in leased vehicles, net	3,811	3,592
Plus: Receivables under direct financing leases	152	173

Net investment in fleet leases	$3,963	$3,765

10.	Debt and Borrowing Arrangements
      The following tables summarize the components of the Company’s indebtedness at June 30, 2005 and December 31, 2004:

	June 30, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,806	$800	$1,261	$3,867
Short-term notes	1,000	500	—	1,500
Subordinated notes	398	101	—	499
Commercial paper	—	336	284	620
Borrowings under domestic revolving credit facilities	—	—	335	335
Other	16	10	64	90

Total	$3,220	$1,747	$1,944	$6,911

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Short-term notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility, Chesapeake Funding LLC (“Chesapeake”), that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of June 30, 2005 and December 31, 2004, variable rate term notes and variable rate funding notes outstanding under this arrangement aggregated $2.8 billion. As of June 30, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.8 billion of leased vehicles and related assets, which are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust, D. L. Peterson Trust, also acts as lessor under both operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this arrangement primarily represents floating rate instruments for which the weighted-average interest rate was 3.6% and 1.9% during the six months ended June 30, 2005 and 2004, respectively.
      As of June 30, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.2 billion, which was fully utilized as of June 30, 2005. The Company increased the total capacity under vehicle management asset-backed debt arrangements after June 30, 2005, as more fully described in Note 21, “Subsequent Events.”

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by the Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.3 billion of underlying mortgage loans and related assets at June 30, 2005. The mortgage loans are serviced by the Company and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from the Company’s mortgage subsidiary, (b) issuing commercial paper, senior notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 2.9% and 1.4% during the six months ended June 30, 2005 and 2004, respectively.
      The Company also maintains a committed mortgage repurchase facility that is used to finance mortgage loans originated by PHH Mortgage Corporation. On June 30, 2005, the Company amended its committed mortgage repurchase facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Agreement”) dated as of June 30, 2005 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Agreement increases the capacity of the committed mortgage repurchase facility from $150 million to $500 million and eliminates certain restrictions on the eligibility of underlying mortgage loan collateral. This repurchase facility is

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateralized by mortgage loans and is funded by a multi-seller conduit. As of June 30, 2005, this repurchase facility had a capacity of $500 million, which was fully utilized. This repurchase facility has a one year term that is renewable on an annual basis. Depending on anticipated mortgage loan origination volume, the Company may increase the capacity under this repurchase facility subject to agreement with the lender. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs.
      As of June 30, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and the Company had approximately $1.2 billion of unused capacity available. This capacity reflects the redemption of $400 million in senior notes in March 2005.
Unsecured Debt
      As of February 1, 2005, the Company’s senior unsecured debt ratings were downgraded from BBB+/Baa1 to BBB/ Baa3 by Standard & Poor’s and Moody’s Investors Service, respectively, and upgraded from BBB+ to A- by Fitch Ratings. The Company’s credit ratings are as follows:

Moody’s
	Investors	Standard &
	Service	Poor’s	Fitch Ratings

Senior debt	Baa3	BBB	A-
Short-term debt	P-3	A-2	F-2

Term Notes
      On February 9, 2005, the Company prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to the Company’s concerns regarding debt covenant compliance caused by the reduction in the Company’s Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. During the six months ended June 30, 2005, the Company recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at June 30, 2005 consisted of $1.3 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium term notes was 6.8% and 7.0% during the six months ended June 30, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.5% during the six months ended June 30, 2004.

Commercial Paper
      The Company’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding commercial paper. The weighted-average interest rate on outstanding commercial paper, which matures within 270 days from issuance, was 3.5% and 1.6% during the six months ended June 30, 2005 and 2004, respectively. The Company had outstanding commercial paper obligations of $284 million and $130 million as of June 30, 2005 and December 31, 2004, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility
      The Company is party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). Pricing under the Credit Facility is based upon the Company’s credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of June 30, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires the Company to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if the Company’s usage exceeds 33% of the aggregate commitments under the Credit facility. In the event that the Company’s credit ratings are downgraded, the margin over LIBOR would become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. As of June 30, 2005, there were $335 million of borrowings outstanding under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2004. The weighted-average interest rate on borrowings under the Credit Facility during the six months ended June 30, 2005 was 3.8%. The Credit Facility was undrawn during the six months ended June 30, 2004.
Debt Maturities
      The following table provides the contractual maturities of the Company’s debt at June 30, 2005 (except for the Company’s vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

	(In millions)
Within one year	$2,067	$383	$2,450
Between one and two years	1,490	353	1,843
Between two and three years	656	440	1,096
Between three and four years	519	—	519
Between four and five years	71	6	77
Thereafter	164	762	926

	$4,967	$1,944	$6,911

      As of June 30, 2005, available funding under the Company’s asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

	(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,220	$3,220	$—
Mortgage warehouse	2,916	1,747	1,169

	$6,136	$4,967	$1,169

Committed Credit Facilities(2)	$1,433	$335	$1,098

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolver ($335 million outstanding at June 30, 2005) maturing in June 2007, a $33 million United States dollar equivalent Canadian revolver (no balance outstanding at June 30, 2005) maturing in April 2006 and an additional $150 million domestic revolver (no balance outstanding at June 30, 2005). Under the Company’s policy, available capacity of $284 million under the Company’s $1.25 billion domestic revolver has been designated to support outstanding commercial paper.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.
Debt Covenants
      Certain of the Company’s debt instruments and credit facilities contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Credit Facility requires that the Company maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that the Company maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At June 30, 2005, the Company was in compliance with all of its financial covenants related to its debt instruments and Credit Facility.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The measurement date for all of the Company’s benefit obligations and plan assets is December 31; however, due to the Spin-Off, these obligations and assets were measured at January 31, 2005. The following table provides a reconciliation of the Company’s benefit obligations, plan assets, and funded status at January 31, 2005:

		Other Post
	Pension	Employment
	Benefits	Benefits

	(In millions)
Change in benefit obligation
Benefit obligation — January 1, 2005	$154	$7
Interest cost	1	—
Benefits paid	(1)	—
Change due to Spin-Off	(125)	(5)

Benefit obligation — January 31, 2005	29	2

Change in plan assets
Fair value of plan assets — January 1, 2005	89	—
Actual return on plan assets	(1)	—
Benefits paid	(1)	—
Change due to Spin-Off	(74)	—

Fair value of plan assets — January 31, 2005	13	—

Funded status — January 31, 2005	(16)	(2)
Unrecognized actuarial and investment loss	11	1
Additional liabilities	(11)	—

Net liability recognized — January 31, 2005.	$(16)	$(1)

      The Company made a voluntary contribution of $6 million to its defined benefit pension plan in March 2005. The Company is not required and does not expect to make another contribution in 2005. The Company made no contributions to its defined benefit pension plan in 2004.
      The expense recorded during the three months ended June 30, 2005 for the Company’s defined benefit pension and OPEB plans was not significant. The Company recorded expense of $2 million, $1 million and $3 million for the Company’s defined benefit pension and OPEB plans during the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004, respectively.

12.	Income Taxes
      In connection with the Spin-Off, the Company entered into a tax sharing agreement with Cendant, more fully described in Note 13, “Commitments and Contingencies”. Prior to the Spin-Off, the Company was included in Cendant’s consolidated federal and state income tax filings. After the Spin-Off, the Company will file its own consolidated federal and state income tax returns.
      During the three months ended June 30, 2005, the Company reversed a $4 million valuation allowance for state net operating losses (“NOL”) generated in the first quarter of 2005, which have been offset by state taxable income generated in the second quarter of 2005.
      During the six months ended June 30, 2005, the Company recorded the following charges that significantly impacted its effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, as more fully described in Note 5, “Goodwill Impairment,” $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributed STARS to PHH; and (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes.
      The following tables provide the Company’s effective tax rates adjusted for the items described above:

	Income from	Provision
	Continuing Operations	for Income	Effective
	Before Income Taxes	Taxes	Rate

	(In millions)
For the three months ended June 30, 2005	$24	$6	25%
Adjustments:
State tax NOL valuation allowance reversal	—	4

For the three months ended June 30, 2005, adjusted	$24	$10	41.7%

	(Loss) Income from	Provision
	Continuing Operations	for Income	Effective
	Before Income Taxes	Taxes	Rate

	(In millions)
For the six months ended June 30, 2005	$(180)	$51	(28.3)%
Adjustments:
Goodwill impairment charge	233	—
STARS non-cash income tax reorganization charge	—	(24)
Change in estimated state deferred income taxes	—	(4)
Other	—	(1)

For the six months ended June 30, 2005, adjusted	$53	$22	41.5%

13.	Commitments and Contingencies

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cendant and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 1998 through 2002 and the Company, while a subsidiary of Cendant, was included in this audit. The Company will continue to be included in the Cendant IRS audit following the Spin-Off. Any subsequent audits of Cendant for the tax years ended December 31, 2003 through 2005 would also include the Company. Resulting changes to the Company’s income tax liabilities for periods in which it was consolidated with Cendant could change the Company’s income tax assets or liabilities. Cendant will pay taxes or receive tax refunds for any changes made to the Company’s taxable income for federal and consolidated state income tax returns filed while the Company was one of Cendant’s subsidiaries. These changes to income taxes could potentially change the Company’s deferred income tax assets or liabilities. The Company will pay taxes or receive refunds for any changes to the separate state tax returns for this period. The Company currently estimates that it will have adequate state tax net operating losses available for use to minimize any cash outlay should there be changes to the Company’s taxable income for its separately filed state tax returns.
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

Legal Contingencies
      The Company is involved in claims and legal proceedings related to contract disputes and other commercial, employment and tax matters. Based on currently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial position or cash flows. However, litigation is inherently unpredictable and, although the Company believes that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows in a particular reporting period.

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
      While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program where it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principal balance of the loans, was $5.1 billion as of June 30, 2005. In addition, the Company has $558 million of recourse on specific mortgage loans that have been sold as of June 30, 2005.
      As of June 30, 2005, the Company has a liability of $19 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheets, for probable losses related to the Company’s loan servicing portfolio.

Loan Funding Commitments
      As of June 30, 2005, the Company had commitments to fund loans with agreed-upon rates or rate protection amounting to $5.7 billion. Additionally, as of June 30, 2005, the Company had commitments to fund open home equity lines of credit of $1.9 billion and construction loans of $107 million.

Forward Delivery Commitments
      Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $4.4 billion of forward delivery commitments will be settled generally within 90 days of the individual commitment date.

Indemnification of Cendant
      Pursuant to the separation agreement, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (1) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the Spin-Off, (c) all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake, a wholly-owned subsidiary of the Company, (d) any liabilities relating to the Company’s or its affiliates’ employees, and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the separation agreement, the Tax Sharing Agreement or the transition services agreement; (2) any breach by the Company or its affiliates of the separation agreement, the Tax Sharing Agreement or the transition services agreement; and (3) any liabilities relating to information in the registration statement on Form 8-A filed with the Securities and Exchange Commission on January 18, 2005, the Information Statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19 Form 8-K”) or the investor presentation filed as an exhibit to the January 19 Form 8-K, other than portions provided by Cendant.
      There are no specific limitations on the maximum potential amount of future payments to be made under this indemnification, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under this indemnification, if any, as the triggering events are not subject to predictability.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (a) leases of real estate, (b) access to credit facilities and use of derivatives, and (c) issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the (1) buyers in sale agreements and sellers in purchase agreements, (2) landlords in lease contracts, (3) financial institutions in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility arrangements and derivative contracts, and (4) underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, and the Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
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

Stock Split
      In connection with and in order to consummate the Spin-Off, on January 27, 2005, the Company’s Board of Directors authorized and approved a 52,684-for-one common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The effect of this stock split is detailed in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The effect on Common stock and Additional paid-in capital is reflected in the Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004. All references to the number of common shares and earnings per share amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Notes to the Condensed Consolidated Financial Statements reflect this stock split.

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

Common Stock Repurchase
      In connection with the Spin-Off, the Company entered into a letter agreement dated January 31, 2005 with Cendant requiring the Company to purchase shares of the Company’s common stock held by Cendant following the Spin-Off. Pursuant to the agreement, the Company purchased a total of 117,294 shares from Cendant during the six months ended June 30, 2005, for an aggregate purchase price of $3 million, or an average of $21.73 per share. The Company’s obligations related to this agreement were satisfied as of February 15, 2005, and there are no further requirements for the Company to purchase shares of its common stock.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Net income (loss)	$18	$72	$(232)	$95

Other comprehensive (loss) income:
Minimum pension liability, net of income taxes	—	—	(5)	—
Currency translation adjustments	(1)	(1)	(2)	—
Unrealized (loss) gain on cash flow hedges, net of income taxes	(1)	1	(1)	1
Unrealized gain on available-for-sale securities, net of income taxes	1	1	1	—

Total other comprehensive (loss) income	(1)	1	(7)	1

Total comprehensive income (loss)	$17	$73	$(239)	$96

      The after-tax components of accumulated other comprehensive (loss) income are as follows:

		Unrealized
		Gains	Unrealized	Minimum	Accumulated
	Currency	(Losses) on	Gains on	Pension	Other
	Translation	Cash Flow	Available-for-	Liability	Comprehensive
	Adjustment	Hedges	Sale Securities	Adjustment	(Loss) Income

	(In millions)
Balance, December 31, 2004	$21	$5	$1	$(33)	$(6)
Current period change:
Distributions of assets and liabilities to Cendant	(6)	—	—	31	25
Other change	(2)	(1)	1	(5)	(7)

Balance, June 30, 2005	$13	$4	$2	$(7)	$12

      All components of Accumulated other comprehensive (loss) income are net of income taxes except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

16.	Stock-Based Compensation
      Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, options, and restricted stock units. Subsequent to the Spin-Off, certain stock-based awards previously granted to the Company’s employees were converted into options and restricted stock units of the Company. The conversion of the stock-based compensation was based on maintaining the intrinsic value of each employee’s previous grants through an adjustment of both the number of options or restricted stock units and, in the case of options, the exercise price. This computation resulted in a change in fair value of the awards immediately prior to the conversion compared to immediately following the conversion and, accordingly, a $4 million charge was recorded during the six months ended June 30, 2005, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The Company has applied the fair value method of accounting provisions of SFAS No. 123 to stock awards granted to employees subsequent to December 31, 2002. Prior to the Spin-Off, stock-based

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense was allocated to the Company from Cendant. Accordingly, the Company recorded stock-based compensation expense of $2 million during the three months ended June 30, 2005. Stock-based compensation expense recorded during the three months ended June 30, 2004 was not significant. The Company recorded stock-based compensation expense of $3 million and $1 million during the six months ended June 30, 2005 and 2004, respectively, excluding the $4 million charge in the six months ended June 30, 2005 for the increase in the fair market value of stock options, as discussed above. Such compensation expense related principally to restricted stock units granted to employees. Deferred compensation associated with restricted stock units recorded in connection with the Spin-Off was $27 million and is included in Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2005, approximately 1.7 million restricted stock units were outstanding. The deferred compensation balance was $34 million as of June 30, 2005, and will be amortized to expense over the remaining vesting period of the restricted stock units. However, a portion of the deferred compensation balance relates to restricted stock units that have vesting provisions that are linked to the financial performance of the Company. To the extent that the required performance metrics are not achieved, the underlying restricted stock units will not vest and the deferred compensation balance and related expense would be reversed.

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
      On May 12, 2005, PHH Broker Partner Corporation, a wholly-owned subsidiary of PHH, and Cendant Real Estate Services Venture Partner, Inc. (“Cendant Real Estate”) entered into an amendment (the “Amendment”) to the Amended and Restated Limited Liability Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005. The Amendment extends to ten years the time period after which Cendant Real Estate may provide a two-year notice of termination in connection with the Mortgage Venture, other than as the result of material breach and certain other events.

Corporate Expenses and Cash Dividends
      Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resources, information technology, legal and facility related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million during the three months ended June 30, 2004, and $3 million and $16 million during the six months ended June 30, 2005 and 2004, respectively
      During the six months ended June 30, 2004, the Company paid cash dividends to Cendant of $70 million. The Company paid no cash dividends to Cendant during the six months ended June 30, 2005.

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

	Three Months Ended June 30,

	2005		2004

		(Loss) Income		Income
		From Continuing		From Continuing
		Operations		Operations
	Net Revenues	Before Taxes	Net Revenues	Before Taxes

	(In millions)
Mortgage Services	$165	$(2)	$243	$57
Fleet Management Services	67	26	49	8

Total reportable segments	232	24	292	65
Other	—	—	—	—

Total Company	$232	$24	$292	$65

	Six Months Ended June 30,

	2005		2004

		Income (Loss)		Income (Loss)
		From Continuing		From Continuing
		Operations		Operations
	Net Revenues	Before Taxes	Net Revenues	Before Taxes

	(In millions)
Mortgage Services	$387	$59	$418	$56
Fleet Management Services	124	42	94	18

Total reportable segments	511	101	512	74
Other(1)	—	(281)	—	(3)

Total Company	$511	$(180)	$512	$71

(1)	Expenses reported under the heading Other for the six months ended June 30, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

19.	Contribution of Appraisal Business
      As more fully described in Note 1, “Summary of Significant Accounting Policies”, Cendant’s contribution of STARS to the Company has been treated on an “as if” pooling basis. The following summarizes financial data for STARS for the three and six months ended June 30, 2004 and at December 31, 2004, which

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has been included in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and its Mortgage Services reporting segment:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004

	(In millions)
Net revenues	$26	$49

Net income	$5	$7

December 31,
2004

(In millions)
Total assets	$61

Total liabilities	$2

      Due to the inclusion of STARS’ financial data for the three and six months ended June 30, 2004 and at December 31, 2004, the Company’s Net income and Total stockholder’s equity, as presented herein, differ from the amounts originally reported as follows:

	As Originally	As Presented
	Reported	Herein

	(In millions)
Net income for the three months ended June 30, 2004	$67	$72

Net income for the six months ended June 30, 2004	$88	$95

Total stockholder’s equity on December 31, 2004	$2,161	$2,220

      The Company did not previously report earnings per share for any period prior to the three months ended March 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Discontinued Operations
      As described in Note 1, “Summary of Significant Accounting Policies,” prior to and in connection with the Spin-Off and subsequent to December 31, 2004, the Company underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant. The results of operations of these businesses are presented in the accompanying Condensed Consolidated Financial Statements as discontinued operations. Summarized statement of income data for the three and six months ended June 30, 2005 and 2004 for discontinued operations follows:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004

	Fuel			Fuel
	Card	Relocation	Total	Card	Relocation	Total

	(In millions)
Net revenues	$—	$—	$—	$48	$111	$159

Income before income taxes	$—	$—	$—	$22	$33	$55
Provision for income taxes	—	—	—	8	13	21

Income from discontinued operations, net of income taxes	$—	$—	$—	$14	$20	$34

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004

	Fuel			Fuel
	Card	Relocation	Total	Card	Relocation	Total

	(In millions)
Net revenues	$17	$31	$48	$91	$215	$306

(Loss) income before income taxes	$(5)	$4	$(1)	$39	$49	$88
(Benefit from) provision for income taxes	(2)	2	—	14	20	34

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)	$25	$29	$54

      As of January 31, 2005, all of the assets and liabilities of the Company’s discontinued operations were distributed to Cendant in conjunction with the Spin-Off (see Note 1, “Summary of Significant Accounting Policies”). The assets and liabilities of the Company’s discontinued operations at December 31, 2004 are presented below:

	Fuel
	Card	Relocation	Total

	(In millions)
Assets of discontinued operations:
Cash	$32	$56	$88
Restricted cash	—	11	11
Accounts receivable, net	35	54	89
Property, plant and equipment, net	37	51	88
Goodwill	135	52	187
Other assets	446	741	1,187

Total assets of discontinued operations	$685	$965	$1,650

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$212	$130	$342
Income taxes payable to Cendant	90	286	376
Debt	215	400	615
Other liabilities	7	49	56

Total liabilities of discontinued operations	$524	$865	$1,389

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events
      On July 15, 2005, Chesapeake entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity will generally be used to support the acquisition of vehicles used by PHH Vehicle Management Services, LLC, doing business as PHH Arval (“PHH Arval”), a wholly-owned subsidiary of the Company, in its fleet leasing operations and may also be used to retire outstanding notes. Subsequent to the execution of the Amended Supplement, Chesapeake accessed $235 million of this additional capacity, a portion of which was used to retire the remaining outstanding note balance of Series 2002-1. As of August 9, 2005, the remaining available capacity for this asset-backed funding arrangement was $365 million.
      The parties to the Amended Supplement include Chesapeake as issuer, PHH Arval as administrator, JPMorgan Chase Bank, National Association as administrative agent and indenture trustee, and certain other commercial paper conduit purchasers, funding agents and banks. The Amended Supplement is scheduled to expire on July 14, 2006, subject to any extensions made thereto. The terms and conditions of the Notes are substantially similar to those of Chesapeake’s existing variable funding notes. The Notes are collateralized by leased vehicles and related assets, which are not available to pay the Company’s general obligations. The vehicle titles used to collateralize the Notes are held in a bankruptcy remote trust, which acts as lessor under operating and direct financing lease agreements. The holder of the Notes will receive cash flows from the lease agreements and other related receivables as well as proceeds from the sale of vehicles. Chesapeake’s ability to draw under the Notes is subject to there being no termination of PHH Arval’s role as servicer of the underlying lease assets as a result of its bankruptcy, insolvency or default in the performance of its servicing obligations.
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
RECENT DEVELOPMENTS
      On January 31, 2005, Cendant Corporation (NYSE: CD) (“Cendant”) distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was January 19, 2005 (the “Spin-Off”). The Spin-Off was effective on February 1, 2005. In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage services and fleet management services businesses. Pursuant to this internal reorganization, in January 2005, Cendant Mobility Services Corporation, Cendant’s subsidiary that engages in the relocation business (“Cendant Mobility”), Wright Express LLC, Cendant’s subsidiary that engages in the fuel card business (“Wright Express”) and other subsidiaries that engage in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services LLC (“STARS”), through which we conduct our appraisal services business. The results of operations and financial position of STARS are included in all periods presented. The financial position and results of operations of Wright Express and Cendant Mobility are reported as discontinued operations for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004.
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
      Although the Mortgage Venture is consolidated within our financial statements, and Cendant’s ownership interest in the Mortgage Venture is reflected in our financial statements as a minority interest, the Mortgage Venture did not materially impact our financial statements for the six months ended June 30, 2005. Net income generated by the Mortgage Venture will be distributed quarterly to its members pro rata based upon their respective ownership interests, less any amounts to be retained (as necessary) to meet regulatory capital requirements. The termination of our Mortgage Venture with Cendant or of our exclusivity rights under the Mortgage Venture could have a material adverse effect on our financial condition and our results of operations.
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
      Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million during the quarter ended June 30, 2004 and $3 million and $16 million during the six months ended June 30, 2005 and 2004, respectively.
      Although we had the ability to access the public debt market or available credit facilities for required funding, prior to the Spin-Off, Cendant provided intercompany funding to us in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During the six months ended June 30, 2005 and 2004, interest expense related to such intercompany funding was not significant. These intercompany funding arrangements with Cendant terminated at the time of the Spin-Off. No intercompany funding amounts were outstanding at December 31, 2004.
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
      During the six months ended June 30, 2004, we paid cash dividends to Cendant of $70 million. We did not pay cash dividends to Cendant during 2005.
      See Item 1. “Business — Recent Developments” of the 2004 Form 10-K for a discussion of the Spin-Off and other material recent developments.
RESULTS OF OPERATIONS — SECOND QUARTER 2005 VS. SECOND QUARTER 2004

Consolidated Results
      Our consolidated results of continuing operations for the three months ended June 30, 2005 and 2004 were comprised of the following:

	Three Months
	Ended June 30,

	2005	2004	Change

	(In millions)
Net revenues	$232	$292	$(60)
Total expenses	208	227	(19)

Income from continuing operations before income taxes	24	65	(41)
Provision for income taxes	6	27	(21)

Income from continuing operations	$18	$38	$(20)

      During the three months ended June 30, 2005, our Net revenues decreased $60 million, or 21%, compared to the corresponding period in the prior year, due to $78 million lower Net revenues for our Mortgage Services segment, partially offset by $18 million higher Net revenues for our Fleet Management Services segment. During the three months ended June 30, 2005, income from continuing operations before income taxes decreased $41 million, or 63%, compared to the corresponding period in the prior year. Income from continuing operations before income taxes for the Fleet Management Services segment was $18 million higher during the three months ended June 30, 2005, compared to the corresponding period in 2004, but was more than offset by a $59 million decrease in income from continuing operations before income taxes for the Mortgage Services segment. During the three months ended June 30, 2005, we reversed a $4 million valuation allowance for state net operating losses generated in the first quarter of 2005, which have been offset by state taxable income generated in the second quarter of 2005.

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

				(Loss) Income from
				Continuing Operations
	Net Revenues			Before Income Taxes

	Three Months			Three Months
	Ended			Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

	(In millions)
Mortgage Services	$165	$243	$(78)	$(2)	$57	$(59)
Fleet Management Services	67	49	18	26	8	18

Total reportable segments	232	292	(60)	24	65	(41)
Other	—	—	—	—	—	—

Total Company	$232	$292	$(60)	$24	$65	$(41)

Mortgage Services Segment
      Net revenues decreased by $78 million (32%) in the second quarter of 2005 compared to the same period in 2004. As discussed in greater detail below, the decrease in Net revenues was due primarily to a reduction in Gain on sale of mortgage loans, net of $95 million, coupled with decreases in Net finance income of $16 million, Mortgage fees of $17 million, Loan servicing income of $3 million and Other income of $5 million. These decreases were partially offset by an improvement in the Amortization and valuation adjustments related to mortgage servicing rights (“MSRs”), net of $58 million.
      Pre-tax income decreased by $59 million (104%) in the second quarter of 2005 compared to the same period in 2004 driven by the $78 million decrease in Net revenues that was partially offset by a $19 million decrease in Total expenses. The $19 million decrease in Total expenses was due primarily to decreases in Other operating expenses of $11 million and Salaries and related expenses of $4 million.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Services segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,

	2005	2004	$ Change	% Change

	(In millions)
Loans closed to be sold	$9,677	$11,838	$(2,161)	(18)%
Fee-based closings	3,413	5,795	(2,382)	(41)%

Total closings	$13,090	$17,633	$(4,543)	(26)%

Purchase closings	$9,208	$10,692	$(1,484)	(14)%
Refinance closings	3,882	6,941	(3,059)	(44)%

Total closings	$13,090	$17,633	$(4,543)	(26)%

Loans sold	$8,681	$10,395	$(1,714)	(16)%

Average loan servicing portfolio	$146,244	$142,076	$4,168	3%

Mortgage fees	$51	$68	$(17)	(25)%

Gain on sale of mortgage loans, net	57	152	(95)	(63)%

Mortgage interest income	70	70	—	—
Interest expense	(47)	(31)	(16)	(52)%

Net finance income	23	39	(16)	(41)%

Loan servicing income	118	121	(3)	(2)%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(111)	(85)	(26)	(31)%
(Provision for) recovery of impairment of MSRs	(252)	284	(536)	(189)%
Net derivative gain (loss) related to MSRs	279	(341)	620	182%

	(84)	(142)	58	41%

Net loan servicing income	34	(21)	55	262%

Other income	—	5	(5)	(100)%

Net revenues	165	243	(78)	(32)%

Salaries and related expenses	83	87	(4)	(5)%
Occupancy and other office expenses	14	17	(3)	(18)%
Depreciation and amortization	7	8	(1)	(13)%
Other operating expenses	63	74	(11)	(15)%

Total expenses	167	186	(19)	(10)%

(Loss) income before income taxes	$(2)	$57	$(59)	(104)%

Net contribution from production	$(25)	$101	$(126)	(125)%
Net contribution from servicing	23	(44)	67	152%

(Loss) income before income taxes	$(2)	$57	$(59)	(104)%

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
      Mortgage fees decreased by $17 million (25%) from the second quarter of 2004 to the second quarter of 2005. This decrease was directly attributable to the decline in closed loan volumes of $4.5 billion (26%) between the two periods. Of the decline in loan closings, $3.1 billion was attributable to a decline in refinancing activity from the second quarter of 2004 to the second quarter of 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Accordingly, many borrowers refinanced their mortgages prior to the second quarter of 2005 at rates that were at or below current quarter levels. Purchase originations decreased by $1.5 billion (14%) over the same period. Total originations in the second quarter of 2005 as compared to the second quarter of 2004 were adversely affected by the loss of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet and a decline in volume from USAA, which insourced its mortgage originations during 2004.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists primarily of the gain on loans sold or securitized (including the initial capitalization of MSRs and other retained interests), adjusted for net loan origination expenses deferred under Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”) and the changes in fair value of all loan related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives, and hedge loan derivatives. See Note 8, “Derivatives and Risk Management Activities”, in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered hedge effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in fair value of the mortgage loans would be recorded.
      Gain on sale of mortgage loans, net decreased by $95 million (63%) in the second quarter of 2005 compared to the second quarter of 2004. Of this decrease, $40 million is related to the decrease in loans sold of $1.7 billion between the second quarter of 2004 and the second quarter of 2005. Additionally, $27 million of this decrease was primarily the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded gains of approximately $10 million in 2004 and losses of approximately $11 million in 2005. The remaining hedge ineffectiveness of $6 million was attributable to timing differences associated with our application of SFAS No. 133, which is expected to reverse in the third quarter of 2005 when the loans are sold. Finally, the remaining $28 million decrease was the result of lower margins on loans sold in the second quarter of 2005 as compared to the second quarter of 2004. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins.

Net Finance Income
      Net finance income is driven by the average volume of loans held for sale during the quarter, the average volume of outstanding borrowings, the note rate on loans held for sale, and the cost of funds rate of our outstanding borrowings. Net finance income declined by $16 million (41%) during the second quarter of 2005 compared to the second quarter of 2004. Of this decline, approximately $9 million relates to an increased cost of funds from our outstanding borrowings due primarily to increases in short-term interest rates. At June 30, 2005 and 2004, the one-month London Interbank Offered Rate (“LIBOR”) was 3.41% and 1.37%,

respectively, which was an increase of 204 basis points (“bps”). The remaining $7 million of the decline in Net finance income quarter-over-quarter is primarily due to lower average loans held for sale balances related to the lower volume of loans closed.

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
      Loan servicing income decreased $3 million (2%) from the second quarter of 2004 to the second quarter of 2005. This decrease primarily related to a decrease in net reinsurance income during the second quarter of 2005 compared to the corresponding period in 2004.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, (Provision for) recovery of impairment of MSRs and Net derivative gain (loss) related to MSRs. The favorable change of $58 million (41%) from the second quarter of 2004 to the second quarter of 2005 was attributable to a $620 million favorable change in net derivative gains and losses, offset by a $536 million unfavorable change in the valuation of our MSRs and $26 million of higher MSRs amortization in the second quarter of 2005 compared to the second quarter of 2004. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value rather than the net book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $22 million. Amortization of our MSRs increased by $26 million (31%) during the second quarter of 2005 compared to the same period in 2004. The increase in amortization expense was primarily attributable to a higher amortization rate due to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in the second quarter of 2005 compared to the same period in 2004.
      (Provision for) Recovery of Impairment of MSRs: The fair value of our MSRs is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The internal valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During the three months ended June 30, 2005, the net provision for impairment of MSRs valuation was $252 million. This provision was an increase of $536 million (189%) over the corresponding period in the prior year, as the recovery of impairment of MSRs during the three months ended June 30, 2004 was $284 million. This increase was due primarily to the decrease in mortgage interest rates during the three months ended June 30, 2005 leading to higher expected prepayments. The 10-year treasury rate, which is widely regarded as a benchmark for mortgage rates, decreased by 56 bps during the second quarter of 2005. Conversely, the 10-year treasury rate increased by 78 bps over the same period in 2004.

      Net Derivative Gain (Loss) Related to MSRs: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 8, “Derivatives and Risk Management Activities,” in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on a) the exposure to loss of value on our MSRs, b) the expected cost of the derivatives and c) the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage and lower their rate.
      During the second quarter of 2005, the value of derivatives related to our MSRs increased by $279 million. For the same period in 2004, the value of derivatives related to our MSRs decreased by $341 million. Consistent with our hedging policy, we adjusted our hedge coverage to the perceived benefit of the natural business hedge during the quarter when interest rates declined, as the benefit of the natural business hedge increased. Accordingly, our net results from MSR risk management activities was a gain of $5 million as described below. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2005.
      The following table outlines Net gain (loss) on MSRs risk management activities:

	Three Months
	Ended June 30,

	2005	2004

	(In millions)
Net derivative gain (loss) related to MSRs	$279	$(341)
(Provision for) recovery of impairment of MSRs	(252)	284
Application of amortization rate to the valuation allowance	(22)	(24)

Net gain (loss) on MSRs risk management activities	$5	$(81)

Other Income
      The $5 million (100%) decrease in Other income during the second quarter of 2005 is primarily attributable to the receipt of a one-time payment during the second quarter of 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet.

Salaries and Related Expenses
      Salaries and related expenses (net of loan origination costs deferred under SFAS No. 91) consist of employee compensation, commissions paid to employees involved in the loan origination process, payroll taxes and benefits. The $4 million (5%) decrease in Salaries and related expenses during the second quarter of 2005 compared to the second quarter of 2004 was primarily attributable to a decrease in average staffing levels that was partially offset by higher average salaries.

Other Operating Expenses
      Other operating expenses (net of loan origination costs deferred under SFAS No. 91) include expenses directly attributable to loan origination as well as other expenses related to recurring business operations. The $11 million (15%) decrease in Other operating expenses during the second quarter of 2005 was primarily attributable to the decrease in loans closed during the second quarter of 2005 as compared to the second quarter of 2004.

Fleet Management Services Segment
      Net revenues increased $18 million (37%) in the second quarter of 2005 compared to the corresponding period in the prior year. As discussed in greater detail below, the increase in Net revenues was primarily due to increases of $13 million in Net finance income and $4 million in Fleet management fees. The increase in Fleet management fees reflects increases for the principal fee based products. The increase in Net finance income resulted from an increase of $29 million in Fleet lease income, partially offset by an increase of $10 million in Depreciation on operating leases and an increase in Interest expense of $6 million. The increase in Interest expense recognized during the quarter is net of a $5 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off from Cendant on January 31, 2005.
      Pre-tax income increased $18 million (225%) in the second quarter of 2005 compared to the corresponding period in the prior year due to the $18 million increase in Net revenues. Components of the $18 million increase in pre-tax income include the $5 million decrease in Interest expense discussed above and a $13 million increase in other Net revenues.
      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended June 30,

	2005	2004	Change	% Change

Leased vehicles	324,037	316,095	7,942	3%
Maintenance cards	338,272	332,776	5,496	2%
Fuel cards	321,422	297,219	24,203	8%
Accident management vehicles	330,884	312,896	17,988	6%

	Three Months
	Ended June 30,

	2005	2004	$ Change	% Change

	(In millions)
Fleet management fees	$38	$34	$4	12%

Fleet lease income	374	345	29	8%
Depreciation on operating leases	(319)	(309)	(10)	(3)%
Interest expense	(31)	(25)	(6)	(24)%

Net finance income	24	11	13	118%

Other income	5	4	1	25%

Net revenues	67	49	18	37%

Salaries and related expenses	24	21	3	14%
Occupancy and other office expenses	6	5	1	20%
Depreciation and amortization	3	3	—	—
Other operating expenses	8	12	(4)	(33)%

Total expenses	41	41	—	—

Income before income taxes	$26	$8	$18	225%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our three principal fee-based products: fuel cards, maintenance assistance and vehicle accident services, and monthly management fees for leased units. Fleet management fees were $4 million (12%) higher in the second quarter of 2005 compared to the second quarter of 2004, due to increases in all major revenue items. Individual fees increased in line with our unit count growth; however, total growth was enhanced as the result of higher revenues due to higher average transaction volumes and higher subrogation recovery for our clients.

Net Finance Income
      Net finance income consists primarily of net interest income generated from our monthly lease billings, the impact of used car sales results for closed-end units, and retained motor company monies which are treated as adjustments to the basis of the leased units. During the three months ended June 30, 2005, Net finance income increased $13 million (118%) to $24 million, compared to the three months ended June 30, 2004, due to a $29 million increase in Fleet lease income, partially offset by $10 million higher Depreciation on operating leases and $6 million higher Interest expense, net of the $5 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Fleet lease income increased $29 million (8%) during the second quarter of 2005 compared to the same period of 2004 due to higher unit counts and higher total lease billings due in part to higher interest rates on our floating rate lease portfolio.
      Interest expense increased $6 million (24%) during the second quarter of 2005 to $31 million compared to $25 million for the second quarter of 2004. The increase in Interest expense was primarily due to higher interest rates under our domestic floating rate asset-backed debt structure. The debt is utilized to fund the domestic fleet leases, of which approximately 73% are floating rate leases, whereby the interest component of the lease billing changes with the movement of certain floating rate indices. The increase in Interest expense resulting from higher interest rates was partially offset by a $5 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Depreciation on operating leases during the second quarter of 2005 increased $10 million (3%) to $319 million compared to the corresponding period in the prior year primarily due to an increase in the number of units billed and an increase in average depreciation expense per unit which is a direct pass through to lessees. These increases were partially offset by a $2 million increase in the total motor company monies retained and recognized by the business, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase.

Other Income
      Other income consists principally of the revenue generated by our dealerships and revenues for certain information technology fees for services to unrelated parties. Other income during the three months ended June 30, 2005 was slightly higher than Other income recognized during the corresponding three months of 2004.

Total Expenses
      Total expenses for the second quarter of 2005 remained at the same level as the second quarter of 2004. An increase in Salaries and related expenses due to compensation increases was more than offset by a decrease in Other operating expenses.

RESULTS OF OPERATIONS —	SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

Consolidated Results
      Our consolidated results of continuing operations for the six months ended June 30, 2005 and 2004 were comprised of the following:

	Six Months
	Ended June 30,

	2005	2004	Change

	(In millions)
Net revenues	$511	$512	$(1)

Expenses:
Spin-Off related expenses	280	—	280
Other expenses	411	441	(30)

Total expenses	691	441	250

(Loss) income from continuing operations before income taxes	(180)	71	(251)
Provision for income taxes	51	30	21

(Loss) income from continuing operations	$(231)	$41	$(272)

      During the six months ended June 30, 2005, our Net revenues decreased $1 million compared to the corresponding period in the prior year, due to $30 million higher Net revenues for our Fleet Management Services segment and $31 million lower Net revenues for our Mortgage Services segment. Our Loss from continuing operations before income taxes during the six months ended June 30, 2005 included $280 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. These Spin-Off related expenses were partially offset by $3 million and $24 million of higher income from continuing operations before income taxes for the Mortgage Services and Fleet Management Services segments, respectively, and $2 million lower Other expenses not allocated to our reportable segments.
      During the six months ended June 30, 2005, our results included pre-tax Spin-Off related expenses of $280 million, consisting of: (1) a goodwill impairment charge of $239 million discussed below; (2) a charge of $37 million resulting from the prepayment of debt; and (3) a charge of $4 million associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options. Due to the change in reporting units and reallocation of goodwill, we performed a goodwill impairment assessment in the first quarter of 2005. We assessed goodwill for impairment in both our Mortgage Services and Fleet Management Services reporting units, which resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million.
      Our results include a $51 million Provision for income taxes despite the $180 million Loss from continuing operations before income taxes primarily as the result of the following charges recorded during the six months ended June 30, 2005 that significantly impacted our effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant contributed STARS to PHH; and (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes.

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

				Income (Loss) from
				Continuing Operations
	Net Revenues			Before Income Taxes

	Six Months			Six Months
	Ended June 30,			Ended June 30,

	2005	2004	Change	2005	2004	Change

	(In millions)
Mortgage Services	$387	$418	$(31)	$59	$56	$3
Fleet Management Services	124	94	30	42	18	24

Total reportable segments	511	512	(1)	101	74	27
Other(1)	—	—	—	(281)	(3)	(278)

Total Company	$511	$512	$(1)	$(180)	$71	$(251)

(1)	Expenses reported under the heading Other for the six months ended June 30, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

Mortgage Services Segment
      Net revenues decreased by $31 million (7%) in the six months ended June 30, 2005 compared to the same period in 2004. As discussed in greater detail below, the decrease in Net revenues was due primarily to a reduction in Gain on sale of mortgage loans, net of $102 million, coupled with decreases in Net finance income of $26 million, Mortgage fees of $25 million and Other income of $12 million. These decreases were partially offset by improvements in the Amortization and valuation adjustments related to MSRs, net of $131 million and Loan servicing income of $3 million.
      Pre-tax income increased by $3 million (5%) in the six months ended June 30, 2005 compared to the same period in 2004 driven by the reduction in Total expenses of $34 million, offset by the $31 million decrease in Net revenues. The $34 million decrease in Total expenses was due primarily to decreases in Other operating expenses of $22 million and Salaries and related expenses of $9 million.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Services segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,

	2005	2004	$ Change	% Change

	(In millions)
Loans closed to be sold	$16,492	$19,027	$(2,535)	(13)%
Fee-based closings	6,013	9,857	(3,844)	(39)%

Total closings	$22,505	$28,884	$(6,379)	(22)%

Purchase closings	$15,366	$17,476	$(2,110)	(12)%
Refinance closings	7,139	11,408	(4,269)	(37)%

Total closings	$22,505	$28,884	$(6,379)	(22)%

Loans sold	$15,097	$17,033	$(1,936)	(11)%

Average loan servicing portfolio	$146,120	$140,719	$5,401	4%

Mortgage fees	$95	$120	$(25)	(21)%

Gain on sale of mortgage loans, net	116	218	(102)	(47)%

Mortgage interest income	120	122	(2)	(2)%
Interest expense	(85)	(61)	(24)	(39)%

Net finance income	35	61	(26)	(43)%

Loan servicing income	244	241	3	1%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(217)	(157)	(60)	(38)%
(Provision for) recovery of impairment of MSRs	(138)	92	(230)	(250)%
Net derivative gain (loss) related to MSRs	251	(170)	421	248%

	(104)	(235)	131	56%

Net loan servicing income	140	6	134	n/m(1)

Other income	1	13	(12)	(92)%

Net revenues	387	418	(31)	(7)%

Salaries and related expenses	157	166	(9)	(5)%
Occupancy and other office expenses	31	33	(2)	(6)%
Depreciation and amortization	14	15	(1)	(7)%
Other operating expenses	126	148	(22)	(15)%

Total expenses	328	362	(34)	(9)%

Income before income taxes	$59	$56	$3	5%

Net contribution from production	$(51)	$92	$(143)	(155)%
Net contribution from servicing	110	(36)	146	406%

Income before income taxes	$59	$56	$3	5%

(1)	n/m — Not meaningful.

Mortgage Fees
      Certain fees that were reported on our Form 10-Q for the quarter ended March 31, 2005 as Mortgage fees in our Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 of $11 million and $15 million, respectively, have been reclassified to Gain on sale of mortgage loans, net for the presentation of the six months ended June 30, 2005 and 2004 in our Condensed Consolidated Statements of Income presented herein.
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
      Mortgage fees decreased by $25 million (21%) from the six months ended June 30, 2004 to the six months ended June 30, 2005. This decrease was directly attributable to the decline in closed loan volumes of $6.4 billion (22%) between the two periods. Of the decline in loan closings, $4.3 billion (37%) was attributable to a decline in refinancing activity from the six months ended June 30, 2004 to the six months ended June 30, 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Accordingly, many borrowers refinanced their mortgages prior to the first quarter of 2005 at rates that were at or below current quarter levels. Purchase originations decreased by $2.1 billion (12%) over the same period. Total originations in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 were adversely affected by the loss of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank and a decline in volume from USAA, which insourced its mortgage originations during 2004.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists primarily of the gain on loans sold or securitized (including the initial capitalization of MSRs and other retained interests), adjusted for net loan origination expenses deferred under SFAS No. 91 and the changes in fair value of all loan related derivatives including our IRLCs, freestanding loan-related derivatives, and hedge loan derivatives. See Note 8, “Derivatives and Risk Management Activities”, in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered hedge effective under SFAS No. 133, changes in fair value of the mortgage loans would be recorded.
      Gain on sale of mortgage loans, net decreased by $102 million (47%) in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Of this decrease, $49 million is related to the decrease in loans sold of $1.9 billion between the six months ended June 30, 2004 and the six months ended June 30, 2005. Additionally, $29 million of this decrease was primarily the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded gains of approximately $10 million in 2004 and losses of approximately $13 million in 2005. The remaining hedge ineffectiveness of $6 million was attributable to timing differences associated with our application of SFAS No. 133, which is expected to reverse in the third quarter of 2005 when the loans are sold. Finally, the remaining $24 million decrease was the result of lower margins on loans sold in the first six months of 2005 as compared to the first six months of 2004. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins.

Net Finance Income
      Net finance income is driven by the average volume of loans held for sale during the quarter, the average volume of outstanding borrowings, the note rate on loans held for sale, and the cost of funds rate of our outstanding borrowings. Net finance income declined by $26 million (43%) during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Of this decline, approximately $18 million relates to an increased cost of funds from our outstanding borrowings due primarily to increases in short-term interest rates. At June 30, 2005 and 2004, the one-month London Interbank Offered Rate (“LIBOR”) was 3.41% and 1.37%, respectively, which was an increase of 204 basis points (“bps”). The remaining $8 million of the decline in Net finance income period-over-period is primarily due to lower average loans held for sale balances related to the lower volume of loans closed.

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
      Loan servicing income increased $3 million (1%) from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase is directly related to a $5.4 billion increase (4%) in the average loan servicing portfolio, offset by a decrease in net reinsurance income during the second quarter of 2005.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, (Provision for) recovery of impairment of MSRs and Net derivative gain (loss) related to MSRs. The favorable change of $131 million (56%) from the six months ended June 30, 2004 to the six months ended June 30, 2005 was attributable to a $421 million favorable change in net derivative gains and losses, offset by a $230 million unfavorable change of MSRs and $60 million of higher MSRs amortization during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value rather than the net book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $50 million. Amortization of our MSRs increased by $60 million (38%) during the six months ended June 30, 2005 compared to the same period in 2004. Approximately $6 million of the increased amortization expense was attributable to the increase in the gross book value of the MSRs as the portfolio grew. The remaining $54 million increase in amortization expense was attributable to a higher amortization rate due to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in the six months ended June 30, 2005 compared to the same period in 2004.
      (Provision for) Recovery of Impairment of MSRs: The fair value of our MSRs is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The internal valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During the six months ended June 30, 2005, the net provision for impairment of MSRs valuation was $138 million. This provision was an increase of $230 million (250%) over the corresponding period in the prior year, as the recovery of impairment of MSRs during the six months ended June 30, 2004 was $92 million. This increase was due primarily to the decrease in mortgage interest rates during the first six months of 2005 leading to higher expected prepayments. The 10-year treasury rate, which is widely regarded as a benchmark for mortgage rates, decreased by 28 bps during the first six months of 2005. Conversely, the 10-year treasury rate increased by 36 bps over the same period in 2004.
      Net Derivative Gain (Loss) Related to MSRs: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 8, “Derivatives and Risk Management Activities,” in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on a) the exposure to loss of value on our MSRs, b) the expected cost of the derivatives and c) the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage and lower their rate.
      During the six months ended June 30, 2005, the value of derivatives related to our MSRs increased by $251 million. For the same period in 2004, the value of derivatives related to our MSRs decreased by $170 million. Consistent with our hedging policy, we were able to reduce the use of derivatives during the first quarter of 2005 when interest rates declined as the benefit of the natural business hedge increased. By the end of the first quarter and during the second quarter of 2005, we expanded the use of derivatives used to hedge the MSRs as the benefit of the natural business hedge declined with the rise in interest rates. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2005.
      The following table outlines Net gain (loss) on MSRs risk management activities:

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
Net derivative gain (loss) related to MSRs	$251	$(170)
(Provision for) recovery of impairment of MSRs	(138)	92
Application of amortization rate to the valuation allowance	(50)	(37)

Net gain (loss) on MSRs risk management activities	$63	$(115)

Other Income
      The $12 million (92%) decrease in Other income during the six months ended June 30, 2005 is primarily attributable to gains on the sale of investment securities that occurred in the six months ended June 30, 2004, whereas no marketable securities were sold in the six months ended June 30, 2005, as well as the receipt of a one-time payment during the six months ended June 30, 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank.

Salaries and Related Expenses
      Salaries and related expenses (net of loan origination costs deferred under SFAS No. 91) consist of employee compensation, commissions paid to employees involved in the loan origination process, payroll taxes and benefits. The $9 million (5%) decrease in Salaries and related expenses during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to a decrease in average staffing levels that was partially offset by higher average salaries.

Other Operating Expenses
      Other operating expenses (net of loan origination costs deferred under SFAS No. 91) include expenses directly attributable to loan origination as well as other expenses related to recurring business operations. The $22 million (15%) decrease in Other operating expenses during the six months ended June 30, 2005 was primarily attributable to the decrease in loans closed during the six months ended June 30, 2005 compared to those closed during the six months ended June 30, 2004.

Fleet Management Services Segment
      On February 28, 2004, we acquired First Fleet Corporation (“First Fleet”). Accordingly, our results for the six months ended June 30, 2005 included six months of First Fleet activity compared to four months during the six months ended June 30, 2004.
      Net revenues increased $30 million (32%) in the six months ended June 30, 2005 compared to the corresponding period in the prior year. As discussed in greater detail below, the increase in Net revenues was primarily due to increases of $21 million in Net finance income and $8 million in Fleet management fees. The increase in Fleet management fees reflects increases for the principal fee based products. The increase in Net finance income resulted from an increase in Fleet lease income of $85 million, partially offset by an increase in Depreciation on operating leases of $49 million and an increase in Interest expense of $15 million. The increase in Interest expense recognized during the six months ended June 30, 2005 is net of a $9 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off from Cendant on January 31, 2005.
      Pre-tax income increased $24 million (133%) in the six months ended June 30, 2005 compared to the corresponding period in the prior year due to the $30 million increase in Net revenues, partially offset by a $6 million increase in Total expenses. The increase in Total expenses was due to $2 million of higher expenses as the result of the inclusion of First Fleet for the first six months of 2005 compared to four months in the first six months of 2004, and other general increases as discussed below. The $24 million increase in pre-tax income recognized during the six months ended June 30, 2005 includes the $9 million decrease in Interest expense resulting from the capital structure adjustments discussed above.

      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Six Months
	Ended June 30,

	2005	2004	Change	% Change

Leased vehicles	322,878	314,833	8,045	3%
Maintenance cards	336,673	329,210	7,463	2%
Fuel cards	319,332	295,116	24,216	8%
Accident management vehicles	330,417	304,938	25,479	8%

	Six Months
	Ended June 30,

	2005	2004	$ Change	% Change

	(In millions)
Fleet management fees	$75	$67	$8	12%

Fleet lease income	740	655	85	13%
Depreciation on operating leases	(638)	(589)	(49)	(8)%
Interest expense	(61)	(46)	(15)	(33)%

Net finance income	41	20	21	105%

Other income	8	7	1	14%

Net revenues	124	94	30	32%

Salaries and related expenses	45	40	5	13%
Occupancy and other office expenses	10	9	1	11%
Depreciation and amortization	6	6	—	—
Other operating expenses	21	21	—	—

Total expenses	82	76	6	8%

Income before income taxes	$42	$18	$24	133%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our three principal fee-based products: fuel cards, maintenance assistance and vehicle accident services, and monthly management fees for leased units. Fleet management fees were $8 million (12%) higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004, due to increases in all major revenue items. Individual fees increased in line with our unit count growth; however, total growth was enhanced as the result of higher revenues due to higher average transaction volumes and higher subrogation recovery for our clients.

Net Finance Income
      Net finance income consists primarily of net interest income generated from our monthly lease billings, the impact of used car sales results for closed-end units, and retained motor company monies which are treated as adjustments to the basis of the leased units. During the six months ended June 30, 2005, Net finance income increased $21 million (105%) to $41 million compared to the six months ended June 30, 2004, due to an $85 million increase in Fleet lease income, partially offset by a $49 million increase in Depreciation on operating leases and a $15 million increase in Interest expense, net of the $9 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Fleet lease income increased $85 million (13%) during the six months ended June 30, 2005 compared to the same period of 2004 due to higher unit counts, a $23 million increase in First Fleet’s revenues for the entire six months ended June 30, 2005 compared to the four months ended June 30, 2004 and higher total lease billings due in part to higher interest rates on our floating rate lease portfolio.
      Interest expense increased $15 million (33%) during the six months ended June 30, 2005 to $61 million compared to $46 million during the six months ended June 30, 2004. The increase in Interest expense was primarily due to higher interest rates under our domestic floating rate asset-backed debt structure. The debt is utilized to fund the domestic fleet leases, of which approximately 73% are floating rate leases, whereby the interest component of the lease billing changes with the movement of certain floating rate indices. The increase in Interest expense resulting from the higher interest rates was partially offset by a $9 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Depreciation on operating leases during the six months ended June 30, 2005 increased $49 million (8%) to $638 million compared to the corresponding period in the prior year primarily due to an increase in the number of units billed, an increase of $19 million due to the inclusion of First Fleet for the entire six months ended June 30, 2005, and an increase in average depreciation expense per unit which is a direct pass through to lessees. These increases were partially offset by a $5 million increase in the total motor company monies retained and recognized by the business, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase, and a $1 million increase related to the impact of used car sales results for closed-end units.

Other Income
      Other income consists principally of the revenue generated by our dealerships and revenues for certain information technology fees for services to unrelated parties. Other income during the six months ended June 30, 2005 was slightly higher than Other income during the corresponding six months of 2004.

Total Expenses
      Total expenses during the six months ended June 30, 2005 increased $6 million (8%) to $82 million compared to the corresponding period in 2004, including approximately $2 million higher expenses due to the incremental effects of the First Fleet acquisition. The remaining increase was due to higher compensation expense included in Salaries and related expenses.
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

Cash Flows
      At June 30, 2005, we had $52 million of cash and cash equivalents, a decrease of $205 million from $257 million at December 31, 2004. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2004 to June 30, 2005 and from December 31, 2003 to June 30, 2004:

	Six Months
	Ended June 30,

	2005	2004	Change

	(In millions)
Cash (used in) provided by:
Operating activities	$(330)	$225	$(555)
Investing activities	(336)	(812)	476
Financing activities	507	441	66

	(159)	(146)	(13)
Discontinued operations	(46)	120	(166)

Net decrease in cash	$(205)	$(26)	$(179)

Operating Activities
      During the six months ended June 30, 2005, we generated $555 million less cash from operating activities than during the six months ended June 30, 2004. This decrease was primarily attributable to the timing of cash used to fund the origination of mortgage loans versus cash received from the sale of mortgage loans. During the six months ended June 30, 2005, net cash outflows related to the origination and sale of mortgage loans was $436 million greater than the six months ended June 30, 2004. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities
      During the six months ended June 30, 2005, we used $476 million less cash in investing activities than during the six months ended June 30, 2004. The decrease in cash used in investing activities was primarily attributable to an increase of $485 million in net cash received related to MSRs due to a lower amount of additions to MSRs and higher proceeds received on derivatives related to MSRs, and a $204 million greater decrease in restricted cash related principally to the redemption of $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse program. This decrease in cash used in investing activities was partially offset by approximately $296 million of additional cash used by our Fleet Management Services segment to acquire vehicles.

Financing Activities
      During the six months ended June 30, 2005, we generated $66 million more cash from financing activities than during the six months ended June 30, 2004. During the six months ended June 30, 2005, we used $1.9 billion more cash for the repayment of debt, including the repayment of $443 million aggregate principal amount of our privately-placed senior notes and $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse program and decreased short-term borrowings by $363 million. This was offset by $2.2 billion of higher proceeds from borrowings and a $100 million cash contribution from Cendant related to the Spin-Off. In the six months ended June 30, 2004, we paid $70 million of dividends to Cendant and received $2 million of intercompany funding from Cendant. In the six months ended June 30, 2005, we purchased $3 million of our common stock from Cendant in connection with the Spin-Off.

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

Indebtedness
      We utilize both secured and unsecured debt as a key component of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	Assets Under
	Management Programs

	June 30,	December 31,
	2005	2004

	(In millions)
Restricted cash	$480	$854
Mortgage loans held for sale, net	3,091	1,981
Net investment in fleet leases	3,963	3,765
Mortgage servicing rights, net	1,428	1,608
Investment securities	44	47

Total	$9,006	$8,255

      The following tables summarize the components of the Company’s indebtedness as of June 30, 2005 and December 31, 2004:

	June 30, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,806	$800	$1,261	$3,867
Short-term notes	1,000	500	—	1,500
Subordinated notes	398	101	—	499
Commercial paper	—	336	284	620
Borrowings under domestic revolving credit facilities	—	—	335	335
Other	16	10	64	90

Total	$3,220	$1,747	$1,944	$6,911

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Short-term notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility, Chesapeake Funding LLC (“Chesapeake”), that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of June 30, 2005 and December 31, 2004, variable rate term notes and variable funding notes outstanding under this arrangement aggregated $2.8 billion. As of June 30, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.8 billion of leased vehicles and related assets, which are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust, D. L. Peterson Trust, also acts as lessor under both operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this arrangement primarily represents floating rate instruments for which the weighted-average interest rate was 3.6% and 1.9% during the six months ended June 30, 2005 and 2004, respectively.

      On July 15, 2005, Chesapeake, our wholly-owned subsidiary, entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity will generally be used to support the acquisition of vehicles used by PHH Arval in its fleet leasing operations and may also be used to retire outstanding notes. Subsequent to the execution of the Amended Supplement, Chesapeake accessed $235 million of this additional capacity, a portion of which was used to retire the remaining outstanding note balance of Series 2002-1. As of August 9, 2005, the remaining available capacity for this asset-backed funding arrangement was $365 million.
      The parties to the Amended Supplement include Chesapeake as issuer, PHH Arval as administrator, JPMorgan Chase Bank, National Association as administrative agent and indenture trustee, and certain other commercial paper conduit purchasers, funding agents and banks. The Amended Supplement is scheduled to expire on July 14, 2006, subject to any extensions made thereto. The terms and conditions of the Notes are substantially similar to those of Chesapeake’s existing variable funding notes. The Notes are collateralized by leased vehicles and related assets, which are not available to pay our general obligations. The vehicle titles used to collateralize the Notes are held in a bankruptcy remote trust, which acts as lessor under operating and direct financing lease agreements. The holder of the Notes will receive cash flows from the lease agreements and other related receivables as well as proceeds from the sale of vehicles. Chesapeake’s ability to draw under the Notes is subject to there being no termination of PHH Arval’s role as servicer of the underlying lease assets as a result of its bankruptcy, insolvency or default in the performance of its servicing obligations.
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
      As of June 30, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.2 billion, which was fully utilized as of June 30, 2005. We increased the total capacity under vehicle management asset-backed debt arrangements after June 30, 2005, as more fully described above.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by our Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.3 billion of underlying mortgage loans and related assets at June 30, 2005. The mortgage loans are serviced by us and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from our mortgage subsidiary, (b) issuing commercial paper, senior notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 2.9% and 1.4% during the six months ended June 30, 2005 and 2004, respectively.
      Bishop’s Gate’s commercial paper is rated A1/P1/ F1, its senior notes are rated AAA/ Aaa/ AAA and its variable rate certificates are rated BBB/ Baa2/ BBB by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of funds from this program could suffer in the event of: (a) the deterioration in the performance of the mortgage loans underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt, (c) our inability to access the secondary market for mortgage loans or (d) termination of our role as servicer of the underlying mortgage assets in the event that (1) we default in the performance of our servicing obligations, (2) we declare bankruptcy or become insolvent or (3) our senior unsecured credit ratings fall below “BB+” or “Ba1” by Standard and Poor’s and Moody’s Investors Service, respectively.
      We also maintain a committed mortgage repurchase facility that we use to finance mortgage loans originated by PHH Mortgage. On June 30, 2005, we amended our committed mortgage repurchase facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Agreement”) dated as of June 30, 2005 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Agreement increases the capacity of the committed mortgage repurchase facility from $150 million to $500 million and eliminates certain restrictions on the eligibility of underlying mortgage loan collateral. This repurchase facility is collateralized by mortgage loans and is funded by a multi-seller conduit. As of June 30, 2005, this repurchase facility had a capacity of $500 million, which was fully utilized. This repurchase facility has a one year term that is renewable on an annual basis. Depending on our anticipated mortgage loan origination volume, we may increase the capacity under this repurchase facility subject to agreement with the lender. We generally use this facility to supplement the capacity of Bishop’s Gate and our unsecured borrowings used to fund our mortgage warehouse needs.
      As of June 30, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and we had approximately $1.2 billion of unused capacity available. This capacity reflects the redemption of $400 million in senior notes in March 2005.
Unsecured Debt
      The public debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of June 30, 2005, we had a total of approximately $1.5 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving the broad access to the public debt markets that we enjoyed as an independently funded subsidiary of Cendant. As of February 1, 2005 (the effective date of the Spin-Off), our senior unsecured debt ratings were downgraded from BBB+/ Baa1 to BBB/ Baa3 by Standard & Poor’s and Moody’s Investors Service, respectively, and upgraded from BBB+ to A- by Fitch Ratings. Our credit ratings are as follows:

Moody’s
	Investors	Standard &
	Service	Poor’s	Fitch Ratings

Senior debt	Baa3	BBB	A-
Short-term debt	P-3	A-2	F-2
      Each of these investment grade ratings has been assigned a stable outlook by the respective agency and reflects our standing as an independent, public company. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure and leverage appropriate for companies in our industry. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.
      In the event our credit ratings were to drop below “investment grade”, our access to the public corporate debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of “Baa3,” “BBB-” and “BBB-” for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively, or one level below our lowest rating. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Term Notes
      On February 9, 2005, we prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to our concerns regarding debt covenant compliance caused by the reduction in our Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. During the six months ended June 30, 2005, we recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at June 30, 2005 consisted of $1.3 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium-term notes was 6.8% and 7.0% during the six months ended June 30, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.5% during the six months ended June 30, 2004.

Commercial Paper
      Our policy is to maintain available capacity under our committed revolving credit facility (described below) to fully support our outstanding commercial paper. The weighted-average interest rate on our outstanding commercial paper, which matures within 270 days from issuance, was 3.5% and 1.6% during the six months ended June 30, 2005 and 2004, respectively. We had outstanding commercial paper obligations of $284 million and $130 million as of June 30, 2005 and December 31, 2004, respectively.

Credit Facility
      We are party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). Pricing under the Credit Facility is based upon our credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of June 30, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires us to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if our usage exceeds 33% of the aggregate commitments under the Credit Facility. In the event that our credit ratings are downgraded, the margin over LIBOR would become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. As of June 30, 2005, there were $335 million of borrowings outstanding under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2004. The weighted-average interest rate on borrowings under the Credit Facility during the six months ended June 30, 2005 was 3.8%. The Credit Facility was undrawn during the six months ended June 30, 2004.

Debt Maturities
      The following table provides the contractual maturities of our debt at June 30, 2005 (except for our vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

		(In millions)

Within one year	$2,067	$383	$2,450
Between one and two years	1,490	353	1,843
Between two and three years	656	440	1,096
Between three and four years	519	—	519
Between four and five years	71	6	77
Thereafter	164	762	926

	$4,967	$1,944	$6,911

      As of June 30, 2005, available funding under our asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

	(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,220	$3,220	$—
Mortgage warehouse	2,916	1,747	1,169

	$6,136	$4,967	$1,169

Committed Credit Facilities(2)	$1,433	$335	$1,098

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolver ($335 million outstanding at June 30, 2005) maturing in June 2007, a $33 million United States dollar equivalent Canadian revolver (no balance outstanding at June 30, 2005) maturing in April 2006 and an additional $150 million domestic revolver (no balance outstanding at June 30, 2005). Under our policy, available capacity of $284 million under our $1.25 billion domestic revolver has been designated to support outstanding commercial paper.
      As of June 30, 2005, we also had $874 million of availability for public debt issuances under a shelf registration statement.
Debt Covenants
      Certain of our debt instruments and credit facilities contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Credit Facility requires that we maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that we maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At June 30, 2005, we were in compliance with all of our financial covenants related to our debt instruments and Credit Facility.

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
      While the majority of the mortgage loans serviced by us are sold without recourse, we have a program where we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.1 billion as of June 30, 2005. In addition, we have $558 million of recourse on specific mortgage loans that have been sold as of June 30, 2005.
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
      As of June 30, 2005, we had a liability of $19 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheets, for probable losses related to our loan servicing portfolio.
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
      As of June 30, 2005 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

SENSITIVITY ANALYSIS
      We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.
      We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
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

      We used June 30, 2005 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. The following table summarizes the estimated change in fair value of our assets and liabilities sensitive to interest rates as of June 30, 2005 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value

	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps

	(In millions)
Mortgage Assets Mortgage loans held for sale, net	$30	$17	$9	$(11)	$(24)	$(52)
Interest rate lock commitments	46	30	17	(22)	(51)	(129)
Forward loan sale commitments	(85)	(51)	(28)	32	68	149
Options	(10)	(5)	(3)	3	7	19

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(19)	(9)	(5)	2	—	(13)

Mortgage servicing rights, net	(482)	(268)	(139)	144	286	539
Mortgage servicing rights derivatives	470	240	119	(112)	(213)	(359)

Total Mortgage servicing rights, net and related derivatives	(12)	(28)	(20)	32	73	180

Mortgage-backed securities	2	1	—	—	(1)	(2)

Total Mortgage Assets	(29)	(36)	(25)	34	72	165
Total Vehicle Assets	17	8	4	(4)	(8)	(17)
Total Liabilities	15	8	4	(4)	(8)	(15)

Total, net	$(27)	$(36)	$(25)	$34	$72	$163

Item 4.	Controls and Procedures
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
      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-l5(f) under the Exchange Act) during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are party to various legal proceedings from time to time, none of which we currently deem to be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.

2006 Annual Meeting
      We expect that our 2006 annual meeting of stockholders will be held on or about April 27, 2006 (the “Annual Meeting”) and that we will begin mailing proxy materials to stockholders on or about March 10, 2006. Stockholders interested in submitting a proposal for the Annual Meeting must do so by sending such proposal to PHH Corporation, Attn: Corporate Secretary, 3000 Leadenhall Road, Mount Laurel, New Jersey, 08054. Because the date of the Annual Meeting is more than 60 days after the one-year anniversary date of our 2005 annual meeting of stockholders, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, any such stockholder proposal must be received by our Corporate Secretary on or before November 11, 2005 and comply with the procedures set forth in Rule 14a-8 under Exchange Act, as well as the advance notice provisions of our amended and restated By-Laws (the “By-Laws”). Any stockholder proposal received after November 11, 2005 will not be considered for inclusion in the proxy materials. Pursuant to the advance notice provision of our By-Laws, any stockholder proposal not submitted for inclusion in the proxy materials, but nevertheless intended to be presented directly at the Annual Meeting, must be received by the Corporate Secretary no earlier than January 28, 2006 and no later than February 27, 2006 and must comply with the advance notice provisions in our By-Laws. Stockholder proposals not received in accordance with the foregoing will be considered as not having been properly brought before the Annual Meeting and such proposals shall not be acted upon.

Entry into Series 2005-1 Indenture Supplement
      On July 15, 2005, Chesapeake Funding, LLC (“Chesapeake”), a wholly-owned subsidiary of the Company, entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity will generally be used to support the acquisition of vehicles used by PHH Vehicle Management Services, LLC, doing business as PHH Arval

(“PHH Arval”), a wholly-owned subsidiary of the Company, in its fleet leasing operations and may also be used to retire outstanding notes. Subsequent to the execution of the Amended Supplement, Chesapeake accessed $235 million of this additional capacity, a portion of which was used to retire the remaining outstanding note balance of Series 2002-1. As of August 9, 2005, the remaining available capacity for this asset-backed funding arrangement was $365 million.
      The parties to the Amended Supplement include Chesapeake as issuer, PHH Arval as administrator, JPMorgan Chase Bank, National Association as administrative agent and indenture trustee, and certain other commercial paper conduit purchasers, funding agents and banks. The Amended Supplement is scheduled to expire on July 14, 2006, subject to any extensions made thereto. The terms and conditions of the Notes are substantially similar to those of Chesapeake’s existing variable funding notes. The Notes are collateralized by leased vehicles and related assets, which are not available to pay the Company’s general obligations. The vehicle titles used to collateralize the Notes are held in a bankruptcy remote trust, which acts as lessor under operating and direct financing lease agreements. The holder of the Notes will receive cash flows from the lease agreements and other related receivables as well as proceeds from the sale of vehicles. Chesapeake’s ability to draw under the Notes is subject to there being no termination of PHH Arval’s role as servicer of the underlying lease assets as a result of its bankruptcy, insolvency or default in the performance of its servicing obligations.
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
Date: August 12, 2005

/s/ Neil J. Cashen

Neil J. Cashen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: August 12, 2005

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.2		Amended and Restated By-Laws.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated April 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.
4.1		Specimen common stock certificate.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
4.3		Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.0 to our Current Report on Form 8-K dated December 12, 2000.
4.4		Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.6		Form of PHH Corporation Internotes.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1		Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).

Exhibit
No.	Description	Incorporation by Reference

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).
10.3	Series 2001-1 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.5	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.6	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.8	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.9	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc. New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.10	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002.	Incorporated by reference to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.12		Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.13		Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/ A and S-1/ A (Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003.
10.14		Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
10.15		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee.	Incorporated by reference to Cendant Corporation’s Form 10-K for the year ended December 31, 2003.
10.16		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.17		Amendment, dated as of December 21, 2004, to Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the lenders institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.18‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.19		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.20		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.21		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.22‡	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.23		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.24		Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.25		Officer Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.26		Savings Restoration Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.27		PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.28		Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.29		Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.30		Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.31		Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.32		Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.33		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as administrative agent, PHH Mortgage Corporation, as seller and servicer, and PHH Corporation, as guarantor, dated as of June 30, 2005.

Exhibit
No.	Description	Incorporation by Reference

10.34	Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, National Association, as administrative agent, Certain CP Conduit Purchases, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as indenture trustee, dated as of July 15, 2005.
10.35	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.
10.36	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.
10.37	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Risk Factors Affecting Our Business and Future Results.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.