Form 10-Q
period 2005-09-30
PHH CORP
filed 2005-11-14
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐          No ☑
      As of November 4, 2005, 53,270,561 shares of common stock were outstanding.

Item	Description	Page

	Cautionary Note Regarding Forward-Looking Statements	2

PART I
1	Financial Statements	4
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
3	Quantitative and Qualitative Disclosures About Market Risk	63
4	Controls and Procedures	66

PART II
1	Legal Proceedings	67
2	Unregistered Sales of Equity Securities and Use of Proceeds	67
3	Defaults Upon Senior Securities	67
4	Submission of Matters to a Vote of Security Holders	67
5	Other Information	67
6	Exhibits	68
	Signatures	69
	Exhibit Index	70
EX-3.3.1: AMENDMENT NO. 1 TO THE AMENDED AND RESTATED LIMITED LIABILITY COMPANY OPERATING AGREEMENT
EX-10.38: RESOLUTION OF COMPENSATION COMMITTEE
EX-10.39: FORM OF VESTING SCHEDULE
EX-10.40: FORM OF ACCELERATED VESTING SCHEDULE
EX-10.41: FORM OF ACCELERATED VESTING SCHEDULE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99: RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Forward-looking statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (“Form 10-Q”) and our other public filings and statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. For example, forward-looking statements in this Form 10-Q include: (a) management’s estimate of the range of unremitted earnings for possible repatriation under the American Jobs Creation Act of 2004, (b) our expectation as to the filing date for our 2005 income tax returns and statements regarding the potential effect Cendant’s future tax returns may have on our tax assets and liabilities, (c) our expectation that we will have adequate state tax net operating losses available to minimize cash outlays in the event of post-filing changes in our taxable income, (d) the expectation that any existing legal claims or proceedings will not have a material adverse effect on our results of operations, financial position or cash flows and our belief that we have valid defenses to such legal claims or proceedings, (e) our anticipated levels of mortgage servicing rights and customer list amortization expense for the remainder of 2005 and the five succeeding fiscal years, (f) our expectations as to the effects the termination of the Mortgage Venture (defined below) might have on our financial condition and results of operations, (g) our expectation that the liability for probable losses in connection with hurricane damage that occurred during the three months ended September 30, 2005 is adequate, (h) our anticipated levels of capital expenditures for 2005, (i) management’s estimates used to prepare the sensitivity analysis of our mortgage and vehicle assets and liabilities, (j) our expectation that our sources of liquidity are adequate to fund operations for at least the next twelve months, (k) our expectation that our agreements and arrangements with Cendant will be material to our business, (l) the anticipated effects on our sources of liquidity and borrowing costs if our credit ratings were ever to drop below “investment grade,” (m) our statements concerning an increase in the capacity under our committed mortgage repurchase facility and (n) our expectation that our mortgage loan originations from our mortgage services segment will be comprised of a similar portion of business from the Mortgage Venture (defined below) with Cendant in the foreseeable future as was derived from NRT (defined below) and Cendant Mobility (defined below) during the twelve months ended December 31, 2004.
      You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

•	the effects of a decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our mortgage services business;

•	the effects of changes in current interest rates, particularly on our mortgage services segment and on our financing costs;

•	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

•	competition in our existing and potential future lines of business and the financial resources of, and products available to, competitors;

•	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

•	our ability to provide fully integrated disaster recovery technology solutions in the event of a disaster;

•	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	the deterioration in the performance of assets held as collateral for secured borrowings and our inability to access the secondary market for mortgage loans and act as servicer thereto, which could occur in the event that our credit ratings are downgraded below investment grade and, in certain circumstances, where we fail to meet certain financial ratios;

•	changes in laws and regulations, including changes in accounting standards, mortgage and real estate related regulations and state, federal and non-United States tax laws; and

•	our ability to establish a functional corporate structure and to operate as an independent organization.
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
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues
Mortgage fees	$52	$58	$147	$178
Fleet management fees	38	34	113	101

Net fee income	90	92	260	279

Gain on sale of mortgage loans, net	107	56	223	274

Fleet lease income	388	364	1,128	1,019
Depreciation on operating leases	(329)	(326)	(967)	(915)
Mortgage interest income	88	74	208	196
Interest expense	(92)	(62)	(238)	(169)

Net finance income	55	50	131	131

Loan servicing income	120	124	364	365
Amortization and valuation adjustments related to mortgage servicing rights, net	(84)	(81)	(188)	(316)

Net loan servicing income	36	43	176	49

Other income	4	4	13	24

Net revenues	292	245	803	757

Expenses
Salaries and related expenses	106	101	311	309
Occupancy and other office expenses	18	21	59	63
Depreciation and amortization	11	13	31	34
Other operating expenses	79	70	224	240
Spin-Off related expenses
Goodwill impairment	—	—	239	—
Other	—	—	41	—

Total expenses	214	205	905	646

Income (loss) from continuing operations before income taxes	78	40	(102)	111
Provision for income taxes	32	16	83	46

Income (loss) from continuing operations	46	24	(185)	65
Income (loss) from discontinued operations, net of income taxes of $0, $24, $0 and $58	—	38	(1)	92

Net income (loss)	$46	$62	$(186)	$157

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.86	$0.47	$(3.49)	$1.25
Income (loss) from discontinued operations	—	0.72	(0.02)	1.74

Net income (loss)	$0.86	$1.19	$(3.51)	$2.99

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.85	$0.47	$(3.49)	$1.24
Income (loss) from discontinued operations	—	0.71	(0.02)	1.72

Net income (loss)	$0.85	$1.18	$(3.51)	$2.96

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$65	$257
Restricted cash	484	854
Mortgage loans held for sale, net	2,924	1,981
Accounts receivable, net	369	361
Net investment in fleet leases	3,928	3,765
Mortgage servicing rights, net	1,688	1,608
Investment securities	43	47
Property, plant and equipment, net	82	98
Goodwill	58	512
Other assets	371	532
Assets of discontinued operations	—	1,650

Total assets	$10,012	$11,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$454	$428
Debt	6,871	6,494
Deferred income taxes	760	720
Other liabilities	416	414
Liabilities of discontinued operations	—	1,389

Total liabilities	8,501	9,445

Commitments and contingencies (Note 13)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2005; none authorized, issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,386,977 shares issued and outstanding at September 30, 2005; 52,684,398 shares issued and outstanding at December 31, 2004	1	1
Additional paid-in capital	1,085	934
Retained earnings	442	1,291
Accumulated other comprehensive income (loss)	16	(6)
Deferred compensation	(33)	—

Total stockholders’ equity	1,511	2,220

Total liabilities and stockholders’ equity	$10,012	$11,665

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(Unaudited)
(In millions, except share data)

							Accumulated
							Other
	Common Stock		Treasury Stock		Additional		Comprehensive		Total
					Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2004	1,000	$—	—	$—	$935	$1,291	$(6)	$—	$2,220
Net loss for the period	—	—	—	—	—	(186)	—	—	(186)
Other comprehensive loss, net of income taxes of $3	—	—	—	—	—	—	(3)	—	(3)
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	—	—	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	—	—	(663)	25	—	(638)
Cash contribution from Cendant	—	—	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with Spin-Off	—	—	—	—	27	—	—	(27)	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	5	5
Stock option expense	—	—	—	—	1	—	—	—	1
Stock options exercised	637,308	—	—	—	13	—	—	—	13
Restricted stock award vesting	182,565	—	—	—	(2)	—	—	—	(2)
Restricted stock award grants, net of forfeitures	—	—	—	—	11	—	—	(11)	—
Purchases of common stock	—	—	(117,294)	(3)	—	—	—	—	(3)
Transfer of treasury stock	(117,294)	—	117,294	3	(3)	—	—	—	—

Balance at September 30, 2005	53,386,977	$1	—	$—	$1,085	$442	$16	$(33)	$1,511

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net (loss) income	$(186)	$157
Adjustment for discontinued operations	1	(92)

(Loss) income from continuing operations	(185)	65
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Goodwill impairment charge related to Spin-Off	239	—
Stock option expense related to Spin-Off	4	—
Amortization and impairment of mortgage servicing rights	233	386
Net derivative gain related to mortgage servicing rights	(45)	(70)
Vehicle depreciation	906	869
Other depreciation and amortization	31	34
Origination of mortgage loans held for sale	(28,312)	(28,772)
Proceeds on sale of and payments from mortgage loans held for sale	27,329	29,137
Other adjustments and changes in other assets and liabilities, net	47	12

Net cash provided by operating activities	247	1,661

Cash flows from investing activities:
Investment in vehicles	(1,861)	(1,492)
Payments received on investment vehicles	793	630
Additions to mortgage servicing rights, net	(314)	(401)
Cash received on derivatives related to mortgage servicing rights, net	153	132
Purchases of property, plant and equipment	(13)	(19)
Net assets acquired, net of cash acquired and acquisition related payments	—	(27)
Decrease in restricted cash	370	113
Other, net	8	54

Net cash used in investing activities	(864)	(1,010)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	840	(41)
Proceeds from borrowings	6,044	2,203
Principal payments on borrowings	(6,509)	(2,616)
Purchases of Company common stock	(3)	—
Payment of dividends	—	(105)
Capital contribution from Cendant	100	—
Net intercompany funding from Cendant	—	10
Other, net	(1)	(6)

Net cash provided by (used in) financing activities	471	(555)

Effect of changes in exchange rates on cash and cash equivalents	—	1
Cash (used in) provided by discontinued operations	(46)	83

Net (decrease) increase in cash and cash equivalents	(192)	180
Cash and cash equivalents at beginning of period	257	126

Cash and cash equivalents at end of period	$65	$306

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
      The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and its Current Report on Form 8-K filed on September 7, 2005, which modified and updated the Consolidated Financial Statements and related disclosures in the 2004 Form 10-K to reflect certain discontinued and continuing operations related to the Spin-Off.

Changes in Accounting Policies
      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s pre-existing accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

2.	Spin-Off from Cendant
      On January 31, 2005, each holder of Cendant common stock received one share of PHH common stock for every twenty shares of Cendant common stock held on January 19, 2005, the record date for the distribution. The Spin-Off was effective on February 1, 2005.
      In connection with the Spin-Off, PHH and Cendant formed a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”), that originates and sells mortgage loans primarily sourced through NRT Incorporated, Cendant’s owned real estate brokerage business (“NRT”), and its owned relocation business, Cendant Mobility Services Corporation (“Cendant Mobility”). The Mortgage Venture commenced operations in the beginning of October 2005. The Company contributed assets and transferred employees that have historically supported originations from NRT and Cendant Mobility to the Mortgage Venture in October 2005. PHH Broker Partner Corporation, a wholly-owned subsidiary of PHH, (“PHH Broker Partner”) owns 50.1% of the Mortgage Venture, and Cendant Real Estate Services Venture Partner, Inc., a wholly-owned subsidiary of Cendant, (“Cendant Venture Partner”) owns the remaining 49.9%. The Mortgage Venture is consolidated within PHH’s consolidated financial statements. Through the Mortgage Venture, PHH is the exclusive recommended provider of mortgages for NRT and Cendant Mobility.
      Also in connection with the Spin-Off, PHH entered into a tax sharing agreement with Cendant, which is more fully described in Note 13, “Commitments and Contingencies”, and the Amended and Restated Limited Liability Company Operating Agreement for PHH Home Loans, LLC, dated as of January 31, 2005 and amended as of May 12, 2005 (the “Mortgage Venture Operating Agreement”) and a transition services agreement, which are more fully described in Note 17, “Related Party Transactions.”
      During the nine months ended September 30, 2005, the Company recognized Spin-Off related expenses of $280 million, primarily consisting of: (1) a goodwill impairment charge of $239 million, more fully described in Note 5, “Goodwill and Other Intangible Assets”; (2) a charge of $37 million resulting from the prepayment of debt, more fully described in Note 10, “Debt and Borrowing Arrangements”; and (3) a charge of $4 million associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options, more fully described in Note 16, “Stock-Based Compensation.” See Note 12, “Income Taxes”, for additional tax-related charges related to the Spin-Off.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Basic earnings (loss) per share was computed by dividing net earnings (loss) during the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three and nine months ended September 30, 2005 and 2004 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 14, “Stock-Related Matters”). The calculation of diluted loss per share for the nine months ended September 30, 2005 does not include 480,459 and 212,928 weighted-average shares of common stock potentially issuable for options and stock awards, respectively, because the effect would be anti-dilutive. The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted earnings per share for all periods prior to the Spin-Off.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except share and per share data)
Income (loss) from continuing operations	$46	$24	$(185)	$65

Weighted-average common shares outstanding — basic	53,278,964	52,684,398	52,896,285	52,684,398
Effect of potentially dilutive securities:
Stock options	706,752	256,565	—	256,565
Restricted stock units	171,632	239,939	—	239,939

Weighted-average common shares outstanding — diluted	54,157,348	53,180,902	52,896,285	53,180,902

Basic earnings (loss) per share from continuing operations	$0.86	$0.47	$(3.49)	$1.25

Diluted earnings (loss) per share from continuing operations	$0.85	$0.47	$(3.49)	$1.24

5.	Goodwill and Other Intangible Assets

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
      In connection with the Spin-Off, there was a change to the Company’s reporting unit structure. This resulted in the reallocation of goodwill from the Company to other Cendant entities. Due to the change in reporting units and reallocation of goodwill, the Company performed a goodwill impairment assessment for its reporting units in the first quarter of 2005. The impairment assessment resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity associated with goodwill during the nine months ended September 30, 2005:

	Fleet
	Management	Mortgage
	Services	Services	Total

	(In millions)
Goodwill — December 31, 2004	$448	$64	$512
Reallocation due to Spin-Off	(209)	(6)	(215)

Goodwill at Spin-Off	239	58	297
Impairment charge due to assessment at Spin-Off	(239)	—	(239)

Goodwill — September 30, 2005	$—	$58	$58

Other Intangible Assets
      Other intangible assets as of September 30, 2005 and December 31, 2004 of $55 million and $57 million, respectively, are included in Other assets in the Company’s Condensed Consolidated Balance Sheets. Other intangible assets primarily consist of customer lists and trademarks. Customer lists of $36 million and $38 million, net of accumulated amortization of $10 million and $8 million, at September 30, 2005 and December 31, 2004, respectively, are amortized over a 9- to 20-year period. Amortization expense was not significant during the three months ended September 30, 2005 and 2004. Amortization expense recorded during each of the nine months ended September 30, 2005 and 2004 was $2 million. The Company expects customer list amortization expense to be insignificant for the remainder of 2005 and $3 million for each of the five succeeding fiscal years. Trademark assets of $17 million at September 30, 2005 and December 31, 2004 are not amortized.

6.	Mortgage Servicing Rights
      The activity in the Company’s loan servicing portfolio associated with its capitalized mortgage servicing rights, net (“MSRs”) consisted of:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Balance, beginning of period	$138,494	$126,219
Additions	26,704	33,907
Payoffs and curtailments	(27,240)	(23,098)

Balance, end of period	$137,958	$137,028

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the Company’s capitalized MSRs consisted of:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Mortgage Servicing Rights
Balance, beginning of period	$2,177	$2,015
Additions, net	314	401
Amortization	(335)	(230)
Sales and deletions	(2)	(4)
Other-than-temporary impairment	(108)	(11)

Balance, end of period	2,046	2,171

Valuation Allowance
Balance, beginning of period	(569)	(374)
Recovery of (provision for) impairment	102	(156)
Reductions	1	1
Other-than-temporary impairment	108	11

Balance, end of period	(358)	(518)

Mortgage servicing rights, net	$1,688	$1,653

      As of September 30, 2005, the Company’s MSRs had a weighted-average life of approximately 4.4 years. The estimated fair values of MSRs were $1.7 billion as of September 30, 2005 and 2004. Approximately 69% of the MSRs associated with the loan servicing portfolio as of September 30, 2005 are restricted from sale without prior approval from the Company’s private label clients or investors.
      The Company’s capitalized servicing rate at September 30, 2005 was 1.22% based upon the book value of $1.7 billion and related capitalized loan servicing portfolio of $138.0 billion. The Company’s servicing multiple at September 30, 2005 was 3.8 times the weighted-average service fee of 32 basis points (“bps”). As of September 30, 2004, the Company had a capitalized servicing rate of 1.21% based upon the book value of $1.7 billion and related capitalized loan servicing portfolio of $137.0 billion. The Company’s servicing multiple at September 30, 2004 was 3.7 times the weighted-average service fee of 32 bps.
      During the nine months ended September 30, 2005, $314 million was added to the MSRs at an initial capitalization rate of 1.17% related to $26.7 billion of additions to the capitalized loan servicing portfolio. During the same period in 2004, $401 million was added to the MSRs at an initial capitalization rate of 1.18% related to $33.9 billion of additions to the capitalized loan servicing portfolio. The initial capitalization rate is driven by the relationship between the weighted-average note rate and overall interest rates during the period.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net impact to the Company’s Condensed Consolidated Statements of Income resulting from changes in the fair value of the Company’s MSRs, amortization, and related derivatives was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Amortization of MSRs	$(118)	$(73)	$(335)	$(230)
Recovery of (provision for) impairment of MSRs	240	(248)	102	(156)
Net derivative (loss) gain related to MSRs (See Note 8)	(206)	240	45	70

Amortization and valuation adjustments related to MSRs, net	$(84)	$(81)	$(188)	$(316)

      Based upon the composition of the portfolio as of September 30, 2005, the Company expects MSRs amortization expense for the remainder of 2005 and the five succeeding fiscal years to approximate $100 million, $370 million, $280 million, $220 million, $180 million and $140 million, respectively. This projection was developed using the assumptions made by the Company in its September 30, 2005 valuation of MSRs. The assumptions underlying this projection may be affected as market conditions and portfolio composition and behavior change, which could cause actual and projected amortization expense to change over time. Therefore, these estimates may change in a manner and amount not presently determinable by management.

7.	Loan Servicing Portfolio
      The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.

Portfolio Activity

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Balance, beginning of period	$143,056	$136,427
Additions	29,280	32,943
Payoffs and curtailments	(27,926)	(24,656)

Balance, end of period(1)	$144,410	$144,714

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Composition

	September 30,

	2005	2004

	(In millions)
Owned servicing portfolio	$141,621	$140,487
Subserviced portfolio	5,292	6,792

Total servicing portfolio	$146,913	$147,279

Fixed rate	$84,850	$84,799
Adjustable rate	62,063	62,480

Total servicing portfolio	$146,913	$147,279

Conventional loans	$135,713	$135,050
Government loans (FHA/ VA)	6,954	8,344
Home equity lines of credit	4,246	3,885

Total servicing portfolio	$146,913	$147,279

Weighted-average note rate(1)	5.7%	5.3%

Portfolio Delinquency(1)

	September 30,

	2005		2004

	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	1.98%	1.58%	2.03%	1.64%
60 days	0.38%	0.27%	0.42%	0.29%
90 or more days	0.39%	0.25%	0.46%	0.29%

Total delinquency	2.75%	2.10%	2.91%	2.22%

Foreclosure/Real estate owned/ Bankruptcies	1.00%	0.61%	1.03%	0.62%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.5 billion and $2.6 billion as of September 30, 2005 and 2004, respectively.

8.	Derivatives and Risk Management Activities
      The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable rate borrowings, other interest rate sensitive liabilities and net investment in floating rate lease assets. The Company uses various financial instruments, particularly swap contracts, forward delivery commitments, futures and options contracts to manage and reduce this risk.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Income. Changes in fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.
      The following table provides a summary of the changes in fair value of the IRLCs and MLHS and related derivatives:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Mark-to-market of IRLCs	$(35)	$45	$(14)	$(66)
Mark-to-market of MLHS	(19)	36	(26)	44

Total mark-to-market of IRLCs and MLHS	(54)	81	(40)	(22)

Mark-to-market of derivatives designated as hedges of MLHS	18	(47)	8	(32)
Mark-to-market of freestanding derivatives(1)	32	(72)	(8)	36

Net gain (loss) on derivatives	50	(119)	—	4

Net loss on hedging activities	$(4)	$(38)	$(40)	$(18)

(1)	Amount includes $6 million and $(3) million of ineffectiveness recognized on hedges of MLHS during the three months ended September 30, 2005 and 2004, respectively, and $8 million and $17 million of ineffectiveness recognized on hedges of MLHS during the nine months ended September 30, 2005 and

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
      The net activity in the Company’s derivatives related to MSRs consisted of:

	Nine Months Ended
	September 30,

	2005	2004

	(In millions)
Net balance, beginning of period(1)	$60	$85
Additions, net	329	422
Changes in fair value	45	70
Sales and proceeds received	(482)	(554)

Net balance, end of period(1)	$(48)	$23

(1)	For the nine months ended September 30, 2005, the beginning net balance represents the gross asset of $79 million net of the gross liability of $19 million; the ending net balance represents the gross asset of $37 million net of the gross liability of $85 million. For the nine months ended September 30, 2004, the beginning net balance represents the gross asset of $316 million net of the gross liability of $231 million; the ending net balance represents the gross asset of $71 million net of the gross liability of $48 million.
      Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps, interest rate caps, and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in floating rate lease assets, the Company either issues floating rate debt or fixed rate debt, which may be swapped to floating LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed rate debt were designated as fair value hedges. The terms of such derivatives match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months and the nine months ended September 30, 2005 and 2004, except to create the accrual of interest expense at variable rates. During 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains of $24 million. Such gains were deferred and were being recognized over future periods as a component of interest expense. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 10, “Debt and Borrowing Arrangements”). As a result, the unamortized

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income. Amortization recorded during the nine months ended September 30, 2005 prior to the prepayment was not significant. For the three and nine months ended September 30, 2004, the Company recorded $1 million and $4 million of amortization, respectively.
      From time to time, the Company uses derivatives to manage the risk associated with its floating rate debt and net investment in floating rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The amount of gains or losses reclassified from Accumulated other comprehensive income to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges during the three and nine months ended September 30, 2005 and 2004 was not significant. The amount of gains or losses the Company expects to reclassify from Accumulated other comprehensive income to earnings during the next twelve months is not significant. The total net gain or loss recorded in the Company’s Condensed Consolidated Statements of Income for these freestanding derivatives for each of the three and nine months ended September 30, 2005 and 2004 was not significant.

9.	Vehicle Leasing Activities
      The components of Net investment in fleet leases are as follows:

	September 30,	December 31,
	2005	2004

	(In millions)
Vehicles under open-end operating leases	$6,599	$6,322
Vehicles under closed-end operating leases	227	187

Vehicles held for leasing	6,826	6,509
Vehicles held for sale	5	12

	6,831	6,521
Less: Accumulated depreciation	(3,048)	(2,929)

Total investment in leased vehicles, net	3,783	3,592
Plus: Receivables under direct financing leases	145	173

Net investment in fleet leases	$3,928	$3,765

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt and Borrowing Arrangements
      The following tables summarize the components of the Company’s indebtedness at September 30, 2005 and December 31, 2004:

	September 30, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,465	$800	$1,186	$3,451
Variable funding notes	1,335	425	—	1,760
Subordinated notes	398	101	—	499
Commercial paper	—	368	764	1,132
Other	17	7	5	29

Total	$3,215	$1,701	$1,955	$6,871

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Variable funding notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility, Chesapeake Funding LLC, the Company’s wholly-owned subsidiary, (“Chesapeake”) that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of September 30, 2005 and December 31, 2004, variable rate term notes and variable funding notes outstanding under this arrangement aggregated $2.8 billion. As of September 30, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.8 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, which are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this arrangement primarily represents floating rate instruments for which the weighted-average interest rate was 3.8% and 2.0% during the nine months ended September 30, 2005 and 2004, respectively.
      On July 15, 2005, Chesapeake entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity will generally be used to support the acquisition of vehicles used by PHH Vehicle Management Services, LLC, doing business as PHH Arval (“PHH Arval”), a wholly-owned subsidiary of the Company, in its fleet leasing operations and may also be used to retire outstanding notes. Subsequent to the execution of the Amended Supplement, Chesapeake retired the $120 million outstanding note balance of Series 2002-1.
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
      As of September 30, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.6 billion, and the Company had $365 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by the Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.3 billion of underlying mortgage loans and related assets at September 30, 2005. The mortgage loans are serviced by the Company and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from the Company’s mortgage subsidiary, (b) issuing commercial paper, senior term notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 3.6% and 1.6% during the nine months ended September 30, 2005 and 2004, respectively.
      The Company also maintains a committed mortgage repurchase facility that is used to finance mortgage loans originated by PHH Mortgage Corporation. On June 30, 2005, the Company amended its committed mortgage repurchase facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Agreement”) dated as of June 30, 2005 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Agreement increased the capacity of the committed mortgage repurchase facility from $150 million to $500 million and eliminated certain restrictions on the eligibility of underlying mortgage loan collateral. This repurchase facility is collateralized by underlying mortgage loans of $503 million, included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, and is funded by a multi-seller conduit. As of September 30, 2005, this repurchase facility had unused capacity of $75 million.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This repurchase facility has a one year term that is renewable on an annual basis, subject to agreement by both parties. Depending on anticipated mortgage loan origination volume, the Company may increase the capacity under this repurchase facility subject to agreement with the lender. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs.
      As of September 30, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and the Company had approximately $1.2 billion of unused capacity available.
Unsecured Debt

Term Notes
      On February 9, 2005, the Company prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to the Company’s concerns regarding debt covenant compliance caused by the reduction in the Company’s Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. During the nine months ended September 30, 2005, the Company recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at September 30, 2005 consisted of $1.2 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium term notes was 6.7% and 6.9% during the nine months ended September 30, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.4% during the nine months ended September 30, 2004.

Commercial Paper
      The Company’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding commercial paper. The weighted-average interest rate on outstanding commercial paper, which matures within 270 days from issuance, was 4.1% and 2.0% during the nine months ended September 30, 2005 and 2004, respectively. The Company had outstanding commercial paper obligations of $764 million and $130 million as of September 30, 2005 and December 31, 2004, respectively.

Credit Facilities
      The Company is party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). Pricing under the Credit Facility is based upon the Company’s credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of September 30, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires the Company to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if the Company’s usage exceeds 33% of the aggregate commitments under the Credit Facility. In the event that the Company’s credit ratings are downgraded, the margin over LIBOR would become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. There were no borrowings outstanding under the Credit Facility as of September 30, 2005 and December 31, 2004.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted-average interest rate on borrowings under the Credit Facility during the nine months ended September 30, 2005 was 4.2%. The Credit Facility was undrawn during the nine months ended September 30, 2004. The Company maintains other unsecured revolving credit facilities in the ordinary course of business as described in “Debt Maturities” below.
Debt Maturities
      The following table provides the contractual maturities of the Company’s indebtedness at September 30, 2005 (except for the Company’s vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

	(In millions)
Within one year	$2,079	$774	$2,853
Between one and two years	1,370	34	1,404
Between two and three years	652	422	1,074
Between three and four years	620	—	620
Between four and five years	195	6	201
Thereafter	—	719	719

	$4,916	$1,955	$6,871

      As of September 30, 2005, available funding under the Company’s asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

	(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,580	$3,215	$365
Mortgage warehouse	2,916	1,701	1,215

	$6,496	$4,916	$1,580

Committed Credit Facilities(2)	$1,434	$—	$1,434

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolving credit agreement (no balance outstanding at September 30, 2005) maturing in June 2007, a $34 million United States dollar equivalent Canadian revolving credit agreement (no balance outstanding at September 30, 2005) maturing in April 2006 and an additional $150 million domestic revolving credit agreement (no balance outstanding at September 30, 2005) maturing in April 2006. Under the Company’s policy, available capacity of $764 million under the Company’s $1.25 billion domestic revolving credit agreement has been designated to support outstanding commercial paper.
      As of September 30, 2005, the Company also had $874 million of availability for public debt issuances under a shelf registration statement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Covenants
      Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions. The Credit Facility requires that the Company maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that the Company maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At September 30, 2005, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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
      In conjunction with the Spin-Off, the Company’s obligations associated with these defined benefit pension and OPEB plans were modified. Subsequent to the Spin-Off, the Company is responsible only for the obligations under both of these plans related to its current employees of the businesses covered under these plans included in the Spin-Off, while Cendant is responsible for the current and future obligations of the Company’s retirees as of January 31, 2005.

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
      The Company recorded expense of $1 million and $2 million for the Company’s defined benefit pension and OPEB plans during the three months ended September 30, 2005 and 2004, respectively. The Company recorded expense of $2 million and $5 million for the Company’s defined benefit pension and OPEB plans during the nine months ended September 30, 2005 and 2004, respectively.

12.	Income Taxes
      In connection with the Spin-Off, the Company entered into a tax sharing agreement with Cendant, more fully described in Note 13, “Commitments and Contingencies”. For the tax periods prior to the Spin-Off, the Company will be included in Cendant’s consolidated federal and state income tax filings. For the tax periods subsequent to the Spin-Off, the Company will file its own consolidated federal and state income tax returns.
      During the nine months ended September 30, 2005, the Company recorded the following charges that significantly impacted its effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, as more fully described in Note 5, “Goodwill and Other Intangible Assets,” $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant contributed STARS to PHH; and (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the Company’s effective tax rate adjusted for the items described above:

	(Loss) Income from	Provision
	Continuing Operations	for Income	Effective
	Before Income Taxes	Taxes	Rate

	(In millions)
For the nine months ended September 30, 2005	$(102)	$83	(81.4)%
Adjustments:
Goodwill impairment charge	233	—
STARS non-cash income tax reorganization charge	—	(24)
Change in estimated state deferred income taxes	—	(4)
Other	—	(1)

For the nine months ended September 30, 2005, adjusted	$131	$54	41.2%

13.	Commitments and Contingencies

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
      The Company will file its income tax returns for the fiscal year ended December 31, 2004 and the short period ended on the effective date of the Spin-Off as part of the Cendant consolidated federal return, and certain Cendant consolidated state returns. The Company will file a consolidated federal return and state returns, as required, for the remainder of 2005 on which will be reported only its taxable income and the taxable income of those corporations which were its subsidiaries subsequent to the Spin-Off. The Company’s estimated income tax assets and liabilities are based upon estimated taxable income and the associated estimated differences between the book and tax basis of the assets and liabilities for the Company and for Cendant for the fiscal years ended December 31, 2004 and 2005. Once the actual income tax returns for these periods are finalized, filed and reconciled to tax asset and liability estimates, the Company’s tax assets and liabilities will be adjusted to reflect actual amounts. It is expected that final income tax returns will be filed by September 2006.
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
      While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program where it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.2 billion as of September 30, 2005. In addition, the Company has $539 million of recourse on specific mortgage loans that have been sold as of September 30, 2005.
      During the three months ended September 30, 2005, Hurricane Katrina damage affected the Company’s mortgage loans held for sale and loan servicing portfolio. The Company’s exposure is limited to mortgage loans held for sale and recourse loans serviced as of September 30, 2005. Based upon the Company’s current analysis of the type of loan, insurance coverage, location and indication of damage, the liability for probable losses in the Company’s mortgage loans held for sale and loan servicing portfolio has been increased by $3 million. The Company estimates that probable losses in the Company’s mortgage loans held for sale and loan servicing portfolio as a result of damage from Hurricanes Rita and Wilma will not be significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, the Company has a liability of $24 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheets, for probable losses related to the Company’s loan servicing portfolio.

Loan Funding Commitments
      As of September 30, 2005, the Company had commitments to fund loans with agreed-upon rates or rate protection amounting to $6.5 billion. Additionally, as of September 30, 2005, the Company had commitments to fund open home equity lines of credit of $2.1 billion and construction loans of $107 million.

Forward Delivery Commitments
      Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $5.4 billion of forward delivery commitments will be settled generally within 90 days of the individual commitment date.

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

Stock Split
      In connection with and in order to consummate the Spin-Off, on January 27, 2005, the Company’s Board of Directors authorized and approved a 52,684-for-one common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The effect of this stock split is detailed in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The effect on Common stock and Additional paid-in capital is reflected in the Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. All references to the number of common shares and earnings per share amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Notes to the Condensed Consolidated Financial Statements reflect this stock split.

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

Common Stock Repurchase
      In connection with the Spin-Off, the Company entered into a letter agreement dated January 31, 2005 with Cendant requiring the Company to purchase shares of the Company’s common stock held by Cendant following the Spin-Off. Pursuant to the agreement, the Company purchased a total of 117,294 shares from Cendant during the three months ended March 31, 2005, for an aggregate purchase price of $3 million, or an average of $21.73 per share. The Company’s obligations related to this agreement were satisfied as of February 15, 2005. The purchased shares were transferred from Treasury Stock to authorized and unissued shares during the three months ended September 30, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net income (loss)	$46	$62	$(186)	$157

Other comprehensive income (loss):
Minimum pension liability, net of income taxes	—	—	(5)	—
Currency translation adjustments	4	4	2	4
Unrealized loss on cash flow hedges, net of income taxes	—	(1)	(1)	—
Unrealized gain on available-for-sale securities, net of income taxes	—	2	1	2
Reclassification of realized holding gains, net of income taxes	—	(3)	—	(3)

Total other comprehensive income (loss)	4	2	(3)	3

Total comprehensive income (loss)	$50	$64	$(189)	$160

      The after-tax components of accumulated other comprehensive (loss) income are as follows:

		Unrealized
		Gains	Unrealized	Minimum	Accumulated
	Currency	(Losses) on	Gains on	Pension	Other
	Translation	Cash Flow	Available-for-	Liability	Comprehensive
	Adjustment	Hedges	Sale Securities	Adjustment	(Loss) Income

	(In millions)
Balance, December 31, 2004	$21	$5	$1	$(33)	$(6)
Current period change:
Distributions of assets and liabilities to Cendant	(6)	—	—	31	25
Other change	2	(1)	1	(5)	(3)

Balance, September 30, 2005	$17	$4	$2	$(7)	$16

      All components of Accumulated other comprehensive (loss) income are net of income taxes except for currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

16.	Stock-Based Compensation
      Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, options, and restricted stock units. Subsequent to the Spin-Off, certain stock-based awards previously granted to the Company’s employees were converted into options and restricted stock units of the Company. The conversion of the stock-based compensation was based on maintaining the intrinsic value of each employee’s previous grants through an adjustment of both the number of options or restricted stock units and, in the case of options, the exercise price. This computation resulted in a change in fair value of the awards immediately prior to the conversion compared to immediately following the conversion and, accordingly, a $4 million charge was recorded during the nine months ended September 30, 2005, which is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subsequent to the Spin-Off, the Company’s employees have been awarded stock-based compensation in the form of options to purchase shares of PHH common stock and restricted stock unit awards under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The awards vest over periods ranging from four to six years, some based upon the achievement of certain performance-based criteria. Options awarded expire ten years after the date of the grant. The Plan also allows awards of stock appreciation rights, restricted stock and other stock-or cash-based awards. The maximum number of common shares issuable under the Plan is 7,500,000, including those converted in connection with the Spin-Off.
      The Company has applied the fair value method of accounting provisions of SFAS No. 123 to stock awards granted to employees subsequent to December 31, 2002. Prior to the Spin-Off, stock-based compensation expense was allocated to the Company from Cendant. The Company recorded stock-based compensation expense of $3 million and $2 million during the three months ended September 30, 2005 and 2004, respectively. The Company recorded stock-based compensation expense of $6 million and $3 million during the nine months ended September 30, 2005 and 2004, respectively, excluding the $4 million charge in the nine months ended September 30, 2005 for the increase in the fair market value of stock options, as discussed above. Such compensation expense related principally to restricted stock units granted to employees. Deferred compensation associated with restricted stock units recorded in connection with the Spin-Off was $27 million and is included in Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet.
      As of September 30, 2005, approximately 1.7 million restricted stock units were outstanding. The deferred compensation balance was $33 million as of September 30, 2005, and is amortized to expense based upon estimates for achieving the related vesting criteria during the remaining vesting period of the restricted stock units. If the vesting criteria are not achieved, the underlying restricted stock units will not vest and the deferred compensation balance and any related expense would be reversed.

17.	Related Party Transactions

Spin-Off from Cendant
      Prior to the Spin-Off, the Company entered into various agreements with Cendant in connection with the Spin-Off (collectively, the “Spin-Off Agreements”), including (i) the Mortgage Venture Operating Agreement, including trademark license, management services, and marketing agreements, and related agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cendant Mobility, which commenced operations in the beginning of October 2005, and is consolidated within the Company’s financial statements; (ii) a strategic relationship agreement whereby Cendant and the Company have agreed on non-competition, indemnification and exclusivity arrangements; (iii) a separation agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant; (iv) the Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters; and (v) a transition services agreement governing certain continuing arrangements between the Company and Cendant so as to provide for an orderly transition of the Company to an independent, publicly traded company.
      Prior to and as part of the Spin-Off, Cendant made a cash contribution to the Company of $100 million and the Company distributed assets net of liabilities of $638 million to Cendant. Such amount included the historical cost of the net assets of the Company’s former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between the Company, its former relocation and fuel card businesses and Cendant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 12, 2005, PHH Broker Partner and Cendant Venture Partner entered into an amendment (the “Amendment”) to the Mortgage Venture Operating Agreement. The Amendment extends to ten years the time period after which Cendant Venture Partner may provide a two-year notice of termination in connection with the Mortgage Venture, other than as the result of material breach and certain other events.

Corporate Expenses and Cash Dividends
      Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million during the three months ended September 30, 2004, and $3 million and $24 million during the nine months ended September 30, 2005 and 2004, respectively.
      During the nine months ended September 30, 2004, the Company paid cash dividends to Cendant of $105 million. The Company paid no cash dividends to Cendant during the nine months ended September 30, 2005.

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

	Three Months Ended September 30,

	2005		2004

		Income		Income (Loss)
		From Continuing		From Continuing
		Operations		Operations
	Net Revenues	Before Taxes	Net Revenues	Before Taxes

	(In millions)
Mortgage Services	$227	$58	$197	$26
Fleet Management Services	65	20	48	15

Total reportable segments	292	78	245	41
Other	—	—	—	(1)

Total Company	$292	$78	$245	$40

	Nine Months Ended September 30,

	2005		2004

		Income (Loss)		Income (Loss)
		From Continuing		From Continuing
		Operations		Operations
	Net Revenues	Before Taxes	Net Revenues	Before Taxes

	(In millions)
Mortgage Services	$614	$117	$615	$82
Fleet Management Services	189	62	142	33

Total reportable segments	803	179	757	115
Other(1)	—	(281)	—	(4)

Total Company	$803	$(102)	$757	$111

(1)	Expenses reported under the heading Other for the nine months ended September 30, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Contribution of Appraisal Business
      As more fully described in Note 1, “Summary of Significant Accounting Policies”, Cendant’s contribution of STARS to the Company has been treated on an “as if” pooling basis. The following summarizes financial data for STARS for the three and nine months ended September 30, 2004 and at December 31, 2004, which has been included in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and its Mortgage Services reporting segment:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

	(In millions)
Net revenues	$22	$71

Net income	$3	$10

December 31,
2004

(In millions)
Total assets	$61

Total liabilities	$2

      Due to the inclusion of STARS’ financial data for the three and nine months ended September 30, 2004 and at December 31, 2004, the Company’s Net income and Total stockholders’ equity, as presented herein, differ from the amounts originally reported as follows:

	As Originally	As Presented
	Reported	Herein

	(In millions)
Net income for the three months ended September 30, 2004	$59	$62

Net income for the nine months ended September 30, 2004	$147	$157

Total stockholders’ equity on December 31, 2004	$2,161	$2,220

      The Company did not previously report earnings per share for any period prior to the three months ended March 31, 2005.

20.	Discontinued Operations
      As described in Note 1, “Summary of Significant Accounting Policies,” prior to and in connection with the Spin-Off and subsequent to December 31, 2004, the Company underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant. The results of operations of these businesses are presented in the accompanying Condensed Consolidated Financial Statements as discontinued

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. Summarized statement of income data for the three and nine months ended September 30, 2005 and 2004 for discontinued operations follows:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004

	Fuel			Fuel
	Card	Relocation	Total	Card	Relocation	Total

	(In millions)
Net revenues	$—	$—	$—	$47	$125	$172

Income before income taxes	$—	$—	$—	$21	$41	$62
Provision for income taxes	—	—	—	8	16	24

Income from discontinued operations, net of income taxes	$—	$—	$—	$13	$25	$38

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004

	Fuel			Fuel
	Card	Relocation	Total	Card	Relocation	Total

	(In millions)
Net revenues	$17	$31	$48	$138	$340	$478

(Loss) income before income taxes	$(5)	$4	$(1)	$60	$90	$150
(Benefit from) provision for income taxes	(2)	2	—	22	36	58

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)	$38	$54	$92

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

* * *

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except as expressly indicated or unless the context otherwise requires, the “Company”, “PHH”, “we”, “our”, or “us” means PHH Corporation and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” set forth above, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 (our “2004 Form 10-K”), Exhibit 99.2 of our Current Report on Form 8-K filed on September 7, 2005, which modified and updated the Consolidated Financial Statements and related disclosures in the 2004 Form 10-K to reflect certain discontinued and continuing operations related to the Spin-Off (defined below) and the risks and uncertainties described in Exhibit 99 attached hereto and titled “Risk Factors Affecting Our Business and Future Results.”
OVERVIEW
      We are a leading outsource provider of mortgage and fleet management services. Our mortgage services segment originates and services mortgage loans through PHH Mortgage Corporation (“PHH Mortgage”), our wholly-owned subsidiary, which conducts business throughout the United States. We focus on retail mortgage originations in which we provide mortgages directly to consumers. Our fleet management services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services, LLC (d/b/a PHH Arval) (“PHH Arval”), our wholly-owned subsidiary. PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings.
      On January 31, 2005, Cendant Corporation (NYSE: CD) (“Cendant”) distributed all of the shares of our common stock held by it to the holders of Cendant common stock issued and outstanding on the record date for the distribution, which was January 19, 2005 (the “Spin-Off”). The Spin-Off was effective on February 1, 2005. In connection with and prior to the Spin-Off, we underwent an internal reorganization after which we continued to own PHH Mortgage, PHH Arval and our other subsidiaries that engage in the mortgage services and fleet management services businesses. Pursuant to this internal reorganization, in January 2005, Cendant Mobility Services Corporation, Cendant’s subsidiary that engages in the relocation business (“Cendant Mobility”), Wright Express LLC, Cendant’s subsidiary that engages in the fuel card business (“Wright Express”) and other subsidiaries that engage in the relocation and fuel card businesses were separated from us and distributed to Cendant. In addition, in January 2005, Cendant contributed to us Speedy Title and Appraisal Review Services LLC (“STARS”), through which we conduct our appraisal services business. The results of operations and financial position of STARS are included in all periods presented. The financial position and results of operations of Wright Express and Cendant Mobility are reported as discontinued operations for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004.
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
      In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant that we expect to be material to our business going forward. For a discussion of these agreements and arrangements, see Item 1. “Business — Arrangements with Cendant Corporation” of our 2004 Form 10-K. For example, in connection with the Spin-Off, we and Cendant formed a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”), that originates and sells mortgage loans primarily sourced through NRT Incorporated, Cendant’s owned real estate brokerage business (“NRT”), and Cendant Mobility. In October 2005, we contributed assets and transferred employees that have historically supported originations from NRT and Cendant Mobility to the Mortgage Venture. The Mortgage Venture is governed by the

Amended and Restated Limited Liability Company Operating Agreement dated as of January 31, 2005 and amended as of May 12, 2005 (the “Mortgage Venture Operating Agreement”). The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination after the tenth year, with a two-year notice, or non-renewal by us after 25 years subject to delivery of notice as described in Item 1. “Business — Arrangements with Cendant Corporation — Mortgage Venture Formed by Cendant and PHH — Termination” of our 2004 Form 10-K. In the event that we do not deliver a non-renewal notice after year 25, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term. We own 50.1% of the Mortgage Venture through our wholly-owned subsidiary, PHH Broker Partner Corporation, and Cendant owns the remaining 49.9% through its wholly-owned subsidiary, Cendant Real Estate Services Venture Partner, Inc. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or other third party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Through the Mortgage Venture, we are the exclusive recommended provider of mortgages for NRT and Cendant Mobility.
      The Mortgage Venture was formed in November 2004, and commenced operations in the beginning of October 2005. The provisions of the strategic relationship agreement and the Mortgage Venture Operating Agreement described above govern the manner in which the Mortgage Venture is recommended by Cendant’s real estate division to such groups.
      The Mortgage Venture is consolidated within our financial statements, and Cendant’s ownership interest in the Mortgage Venture is reflected in our financial statements as a minority interest. The Mortgage Venture did not materially impact our financial statements for the nine months ended September 30, 2005. Net income generated by the Mortgage Venture will be distributed quarterly to its members pro rata based upon their respective ownership interests, less any amounts to be retained (as necessary) to meet regulatory capital requirements. The termination of our Mortgage Venture with Cendant or of our exclusivity rights under the Mortgage Venture could have a material adverse effect on our financial condition and our results of operations.
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
      Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, finance, human resources, information technology, legal and facility related expenses. Cendant allocated corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $8 million during the quarter ended September 30, 2004 and $3 million and $24 million during the nine months ended September 30, 2005 and 2004, respectively.
      Although we had the ability to access the public debt market or available credit facilities for required funding, prior to the Spin-Off, Cendant provided intercompany funding to us in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During the nine months ended September 30, 2005 and 2004, interest expense related to such intercompany funding was not significant.

These intercompany funding arrangements with Cendant terminated at the time of the Spin-Off. No intercompany funding amounts were outstanding at December 31, 2004.
      In addition, prior to and as part of the Spin-Off, Cendant made a cash contribution to us of $100 million and we distributed assets net of liabilities of $638 million to Cendant. Such amount included the historical cost of the net assets of our former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between us, our former relocation and fuel card businesses and Cendant.
      During the nine months ended September 30, 2004, we paid cash dividends to Cendant of $105 million. We did not pay cash dividends to Cendant during 2005.
      See Item 1. “Business — Recent Developments” of the 2004 Form 10-K for a discussion of the Spin-Off and other material recent developments.
RESULTS OF OPERATIONS — THIRD QUARTER 2005 VS. THIRD QUARTER 2004

Consolidated Results
      Our consolidated results of continuing operations for the third quarters of 2005 and 2004 were comprised of the following:

	Three Months
	Ended
	September 30,

	2005	2004	Change

	(In millions)
Net revenues	$292	$245	$47
Total expenses	214	205	9

Income from continuing operations before income taxes	78	40	38
Provision for income taxes	32	16	16

Income from continuing operations	$46	$24	$22

      During the third quarter of 2005, our Net revenues increased $47 million, or 19%, compared to the corresponding period in 2004, due to a $30 million increase in Net revenues for our Mortgage Services segment and a $17 million increase in Net revenues for our Fleet Management Services segment. During the third quarter of 2005, income from continuing operations before income taxes increased $38 million, or 95%, compared to the corresponding period in 2004. Income from continuing operations before income taxes for the Mortgage Services segment and the Fleet Management Services segment were $32 million and $5 million higher during the third quarter of 2005, compared to the corresponding period in 2004, respectively.

Segment Results
      Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Subsequent to the Spin-Off, our management began evaluating the operating results of each of its reportable segments based upon Net revenues and Income (loss) from continuing operations before income taxes (also referred to herein as “pre-tax income” or “pre-tax loss”, as applicable). Therefore, the information presented below for 2004 has been revised to conform to the current year presentation.

				Income (Loss) from
				Continuing Operations
	Net Revenues			Before Income Taxes

	Three Months			Three Months
	Ended			Ended
	September 30,			September 30,

	2005	2004	Change	2005	2004	Change

			(In millions)
Mortgage Services	$227	$197	$30	$58	$26	$32
Fleet Management Services	65	48	17	20	15	5

Total reportable segments	292	245	47	78	41	37
Other	—	—	—	—	(1)	1

Total Company	$292	$245	$47	$78	$40	$38

Mortgage Services Segment
      Net revenues increased by $30 million (15%) in the third quarter of 2005 compared to the same period in 2004. As discussed in greater detail below, the increase in Net revenues was due to an increase of $51 million in Gain on sale of mortgage loans, net, partially offset by decreases in Net finance income of $7 million, Mortgage fees of $6 million, Loan servicing income of $4 million, Amortization and valuation adjustments related to mortgage servicing rights (“MSRs”), net of $3 million and Other income of $1 million.
      Pre-tax income increased by $32 million (123%) in the third quarter of 2005 compared to the same period in 2004 driven by the $30 million increase in Net revenues, coupled with a $2 million decrease in Total expenses.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Services segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,

	2005	2004	Change	% Change

	($ in millions, except average loan
	amount)
Loans closed to be sold	$10,799	$8,217	$2,582	31%
Fee-based closings	3,191	4,469	(1,278)	(29)%

Total closings	$13,990	$12,686	$1,304	10%

Purchase closings	$9,383	$9,695	$(312)	(3)%
Refinance closings	4,607	2,991	1,616	54%

Total closings	$13,990	$12,686	$1,304	10%

Number of loans closed (units)	67,296	67,927	(631)	(1)%

Average loan amount	$207,888	$186,759	$21,129	11%

Loans sold	$10,896	$8,686	$2,210	25%

Average loan servicing portfolio	$146,659	$145,895	$764	1%

	Three Months Ended
	September 30,

	2005	2004	Change	% Change

		(In millions)
Mortgage fees	$52	$58	$(6)	(10)%

Gain on sale of mortgage loans, net	107	56	51	91%

Mortgage interest income	88	74	14	19%
Interest expense	(56)	(35)	(21)	(60)%

Net finance income	32	39	(7)	(18)%

Loan servicing income	120	124	(4)	(3)%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(118)	(73)	(45)	(62)%
Recovery of (provision for) impairment of MSRs	240	(248)	488	197%
Net derivative (loss) gain related to MSRs	(206)	240	(446)	(186)%

	(84)	(81)	(3)	(4)%

Net loan servicing income	36	43	(7)	(16)%

Other income	—	1	(1)	(100)%

Net revenues	227	197	30	15%

Salaries and related expenses	78	76	2	3%
Occupancy and other office expenses	14	17	(3)	(18)%
Depreciation and amortization	7	9	(2)	(22)%
Other operating expenses	70	69	1	1%

Total expenses	169	171	(2)	(1)%

Income before income taxes	$58	$26	$32	123%

Net contribution from production	$31	$3	$28	933%
Net contribution from servicing	27	23	4	17%

Income before income taxes	$58	$26	$32	123%

Mortgage Fees
      Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans, and appraisal and other income generated by our appraisal services business. Fee income on fee-based closings is recorded in Mortgage fees while fee income on loans closed to be sold is recorded in Gain on sale of mortgage loans, net. Fee income on loans closed to be sold is deferred until the loans are sold and recognized in Gain on sale of mortgage loans, net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”). The primary driver of Mortgage fees is loan closings since fees collected on loans originated for others are recorded at the time of closing. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes.
      Mortgage fees decreased by $6 million (10%) from the third quarter of 2004 to the third quarter of 2005. This decrease was primarily attributable to a change in the mix of business from our financial institution clients between fee-based closings and loans closed to be sold. During the third quarter of 2005 there was a significant decline in the volume of fee-based closings by our financial institution clients, offset by an increase in loans closed to be sold by those clients. This caused a decline in Mortgage fees of approximately $9 million with a related increase in Gain on sale of mortgage loans, net. The $9 million decline was partially offset by a $3 million increase in Mortgage fees attributable to increased revenue from brokered loan production.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists primarily of the gain on loans sold or securitized (including the initial capitalization of MSRs and other retained interests), adjusted for net loan origination fees and expenses deferred under SFAS No. 91 and the changes in fair value of all loan related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives, and hedge loan derivatives. See Note 8, “Derivatives and Risk Management Activities”, in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered hedge effective under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in fair value of the mortgage loans would be recorded.
      Gain on sale of mortgage loans, net increased by $51 million (91%) in the third quarter of 2005 compared to the third quarter of 2004. Of this increase, $14 million is related to the increase in loans sold of $2.2 billion between the third quarter of 2004 and the third quarter of 2005. Additionally, $10 million of this increase was primarily the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded losses of approximately $21 million in 2004 and losses of approximately $11 million in 2005. An additional $10 million increase was attributable to timing differences associated with our application of SFAS No. 133, $4 million of which is expected to reverse in the fourth quarter of 2005 when the loans are sold. Finally, the remaining $17 million increase was due to a higher initial capitalization rate of MSRs reflecting the increase in value of mortgage servicing in the third quarter of 2005 as compared to the third quarter of 2004.

Net Finance Income
      Net finance income is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale, and the cost of funds rate of our outstanding borrowings. Net finance income declined by $7 million (18%) during the third quarter of 2005 compared to the third quarter of 2004. Of this decline, approximately $24 million relates to an increased cost of funds from our outstanding borrowings primarily due to increases in short-term interest rates. At September 30, 2005 and 2004, the one-month London Interbank Offered Rate (“LIBOR”) was 3.95% and 1.84%, respectively, which was an increase of 211 basis points (“bps”). This was offset by a $3 million benefit due to lower average debt outstanding. The increase in Interest expense was partially offset by an increase of $14 million in Mortgage interest income due to higher escrow income from servicing and higher average loans held for sale, partially offset by lower note rates associated with loans held for sale.

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
      Loan servicing income decreased $4 million (3%) from the third quarter of 2004 to the third quarter of 2005. This decrease related to higher curtailment interest paid to investors related to an increase in loan payoffs as well as a decrease in net reinsurance income during the third quarter of 2005 compared to the corresponding period in 2004. These decreases were partially offset by higher servicing fees due to the higher average servicing portfolio during the third quarter of 2005 compared to the corresponding period in 2004.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, Recovery of (provision for) impairment of MSRs and Net derivative (loss) gain related to MSRs. The unfavorable change of $3 million (4%) from the third quarter of 2004 to the third quarter of 2005 was attributable to a $446 million unfavorable change in net derivative gains and losses and $45 million of higher amortization of MSRs, partially offset by a $488 million favorable change in the valuation of our MSRs. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value rather than the net book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $31 million. Amortization of our MSRs increased by $45 million (62%) during the third quarter of 2005 compared to the same period in 2004. The increase in amortization expense was primarily attributable to a higher amortization rate due to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in the third quarter of 2005 compared to the same period in 2004.
      Recovery of (Provision for) Impairment of MSRs: The fair value of our MSRs is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The internal valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During the third quarter of 2005, the net recovery of impairment of MSRs valuation was $240 million, a favorable change of $488 million (197%) from the corresponding period in the prior year. This favorable change was primarily due to the increase in mortgage interest rates during the third quarter of 2005 leading to lower expected prepayments. The 10-year treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 39 bps during the third quarter of 2005. Conversely, the 10-year treasury rate decreased by 49 bps over the same period in 2004.
      Net Derivative (Loss) Gain Related to MSRs: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 8, “Derivatives and Risk Management Activities,” in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on a) the exposure to loss of value on our MSRs, b) the expected cost of the derivatives and c) the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage and lower their rate.
      During the third quarter of 2005, the value of derivatives related to our MSRs decreased by $206 million. For the same period in 2004, the value of derivatives related to our MSRs increased by $240 million. Our net results from MSRs risk management activities for the third quarter of 2005 was a gain of $3 million as described below. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2005.
      The following table outlines Net gain (loss) on MSRs risk management activities:

	Three Months
	Ended
	September 30,

	2005	2004

	(In millions)
Net derivative (loss) gain related to MSRs	$(206)	$240
Recovery of (provision for) impairment of MSRs	240	(248)
Application of amortization rate to the valuation allowance	(31)	(9)

Net gain (loss) on MSRs risk management activities	$3	$(17)

Salaries and Related Expenses
      Salaries and related expenses (net of loan origination costs deferred under SFAS No. 91) consist of employee compensation, commissions paid to employees involved in the loan origination process, payroll taxes and benefits. The $2 million (3%) increase in Salaries and related expenses during the third quarter of 2005 compared to the third quarter of 2004 was primarily attributable to an $8 million increase in incentive bonus expense due to the favorable impact of the reversal of our management incentive bonus liability during the third quarter of 2004 compared to bonus expense recorded during the third quarter of 2005. This increase was partially offset by decreases in Salaries and related expenses attributable to a decrease in average staffing levels, partially offset by higher average salaries.

Other Operating Expenses
      Other operating expenses (net of loan origination costs deferred under SFAS No. 91) include expenses directly attributable to loan origination as well as other expenses related to recurring business operations. Other operating expenses increased by $1 million during the third quarter of 2005 compared to the same period in 2004, as increases attributable to the increase in loans closed during the third quarter of 2005 were partially offset by decreases in appraisal expense due to a lower volume of appraisals performed during the third quarter of 2005 and lower direct servicing expenses attributable to improvements in our delinquency and foreclosure experience during the third quarter of 2005.

Net Contribution from Production
      Net contribution from production for the third quarter of 2005 was $31 million and included $52 million of Mortgage fees, $107 million of Gain on sale of mortgage loans, net, $13 million of production related Net finance income and $141 million of production related expenses including allocations for overhead.
      Net contribution from production increased by $28 million (933%) for the third quarter of 2005 compared to the same period in 2004. During the third quarter of 2005, Mortgages fees decreased by $6 million and Gain on sale of mortgage loans, net increased by $51 million as compared to the same period in 2004 as discussed above. Net finance income related to production decreased by $17 million primarily due to higher interest expense attributed to higher short-term interest rates as well as lower note rates on mortgage loans held for sale. During the third quarter of 2005, other income related to production decreased by

$3 million compared to the same period in 2004. Additionally, production related expenses decreased by $3 million during the third quarter of 2005 as compared to the same period in 2004, despite a 10% increase in total loan closings.

Net Contribution from Servicing
      Net contribution from servicing for the third quarter of 2005 was $27 million and included $19 million of servicing related Net finance income, $36 million of Net loan servicing income and $28 million of servicing related expenses including allocations for overhead.
      Net contribution from servicing increased by $4 million (17%) during the third quarter of 2005 as compared to the same period in 2004. During the third quarter of 2005, net finance income attributed to servicing activities increased by $10 million primarily due to higher income from escrow balances partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the third quarter of 2005 as compared to 2004. Net loan servicing income decreased by $7 million during the third quarter of 2005 as compared to the same period in 2004. Each component of net loan servicing income is discussed above. During the third quarter of 2005, other income related to servicing increased by $2 million compared to the same period in 2004. Additionally, servicing related expenses increased by $1 million during the third quarter of 2005. Servicing related expenses for the third quarter of 2005 included $3 million of expense related to estimated losses associated with damage caused by Hurricane Katrina.
Fleet Management Services Segment
      Net revenues increased $17 million (35%) in the third quarter of 2005 compared to the corresponding period in 2004. As discussed in greater detail below, the increase in Net revenues was primarily due to increases of $12 million in Net finance income and $4 million in Fleet management fees. The increase in Fleet management fees reflects increases for the principal fee based products. The increase in Net finance income resulted from an increase of $24 million in Fleet lease income, partially offset by an increase of $3 million in Depreciation on operating leases and an increase in Interest expense of $9 million.
      Pre-tax income increased $5 million (33%) in the third quarter of 2005 compared to the corresponding period in 2004 due to the $17 million increase in Net revenues, partially offset by a $12 million increase in Total expenses.

      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the Three
	Months Ended
	September 30,

	2005	2004	Change	% Change

Leased vehicles	325,506	317,943	7,563	2%
Maintenance cards	338,165	340,017	(1,852)	(1)%
Fuel cards	321,778	314,002	7,776	2%
Accident management vehicles	332,796	313,614	19,182	6%

	Three Months
	Ended
	September 30,

	2005	2004	Change	% Change

		(In millions)
Fleet management fees	$38	$34	$4	12%

Fleet lease income	388	364	24	7%
Depreciation on operating leases	(329)	(326)	(3)	(1)%
Interest expense	(36)	(27)	(9)	(33)%

Net finance income	23	11	12	109%

Other income	4	3	1	33%

Net revenues	65	48	17	35%

Salaries and related expenses	26	23	3	13%
Occupancy and other office expenses	4	4	—	—
Depreciation and amortization	4	4	—	—
Other operating expenses	11	2	9	450%

Total expenses	45	33	12	36%

Income before income taxes	$20	$15	$5	33%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our three principal fee-based products: fuel cards, maintenance assistance and vehicle accident services, and monthly management fees for leased units. Fleet management fees were $4 million (12%) higher in the third quarter of 2005 compared to the third quarter of 2004, due to increases in all major revenue items. Individual fees increased in line with our unit count growth. Total growth was enhanced as the result of higher revenues due to higher average transactions for both maintenance and fuel.

Net Finance Income
      Net finance income consists primarily of net interest income generated from our monthly lease billings, the impact of used car sales results for closed-end units, and retained motor company monies which are treated as adjustments to the basis of the leased units. During the third quarter of 2005, Net finance income increased $12 million (109%) to $23 million, compared to the third quarter of 2004, due to a $24 million increase in Fleet lease income, partially offset by a $3 million increase in Depreciation on operating leases and a $9 million increase in Interest expense, which includes a $6 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.

      Fleet lease income increased $24 million (7%) during the third quarter of 2005 compared to the same period of 2004 due to higher unit counts and higher total lease billings due in part to higher interest rates on our floating rate lease portfolio.
      Interest expense increased $9 million (33%) during the third quarter of 2005 to $36 million compared to $27 million for the third quarter of 2004. The increase in Interest expense was primarily due to higher interest rates under our domestic floating rate asset-backed debt structure. The debt is utilized to fund the domestic fleet leases, of which approximately 71% are floating rate leases, whereby the interest component of the lease billing changes with the movement of certain floating rate indices. The increase in Interest expense resulting from higher interest rates was partially offset by a $6 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Depreciation on operating leases during the third quarter of 2005 increased $3 million (1%) to $329 million compared to the corresponding period in the prior year primarily due to an increase in the number of units billed and an increase in average depreciation expense per unit which is a direct pass through to lessees. These increases were partially offset by an increase in retained and recognized motor company monies reflecting increased volumes, which are accounted for as adjustments to the basis of the leased units and totaled $4 million.

Other Income
      Other income consists principally of the revenue generated by our dealerships and revenues for certain information technology fees. Other income during the third quarter of 2005 was slightly higher than Other income recognized during the corresponding period in 2004.

Total Expenses
      Total expenses for the third quarter of 2005 increased $12 million (36%) to $45 million compared to the corresponding period in the prior year primarily due to a $9 million (450%) increase in Other operating expenses. The increase in Other operating expenses was primarily attributable to the benefit of the reversal of liabilities due to the favorable resolution of preference claims included in Other operating expenses during the third quarter of 2004. There were no such benefits included in Other operating expenses during the third quarter of 2005.
RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated Results
      Our consolidated results of continuing operations for the nine months ended September 30, 2005 and 2004 were comprised of the following:

	Nine Months
	Ended
	September 30,

	2005	2004	Change

		(In millions)
Net revenues	$803	$757	$46

Expenses:
Spin-Off related expenses	280	—	280
Other expenses	625	646	(21)

Total expenses	905	646	259

(Loss) income from continuing operations before income taxes	(102)	111	(213)
Provision for income taxes	83	46	37

(Loss) income from continuing operations	$(185)	$65	$(250)

      During the nine months ended September 30, 2005, our Net revenues increased $46 million, or 6%, compared to the corresponding period in the prior year, due to a $47 million increase in Net revenues for our Fleet Management Services segment and a $1 million decrease in Net revenues for our Mortgage Services segment. Our Loss from continuing operations before income taxes during the nine months ended September 30, 2005 included $280 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. These Spin-Off related expenses were partially offset by $35 million and $29 million of higher income from continuing operations before income taxes for the Mortgage Services and Fleet Management Services segments, respectively, and $3 million of lower Other expenses not allocated to our reportable segments.
      During the nine months ended September 30, 2005, our results included pre-tax Spin-Off related expenses of $280 million, consisting of: (1) a goodwill impairment charge of $239 million discussed below; (2) a charge of $37 million resulting from the prepayment of debt; and (3) a charge of $4 million associated with the conversion of Cendant’s stock options held by PHH employees to PHH stock options. Due to the change in reporting units and reallocation of goodwill, we performed a goodwill impairment assessment in the first quarter of 2005. We assessed goodwill for impairment in both our Mortgage Services and Fleet Management Services reporting units, which resulted in a non-cash impairment charge for the Fleet Management Services reporting unit of $239 million.
      Our results include a $83 million Provision for income taxes despite the $102 million Loss from continuing operations before income taxes primarily as the result of the following charges recorded during the nine months ended September 30, 2005 that significantly impacted our effective tax rate: (1) a non-cash goodwill impairment charge of $239 million, $233 million of which is not deductible for federal and state income tax purposes; (2) a non-cash income tax charge of $24 million related to modifications of the STARS legal entity structure and PHH’s internal reorganization prior to the Spin-Off whereby Cendant contributed STARS to PHH; and (3) a net deferred income tax charge related to the Spin-Off of $4 million representing the change in estimated deferred state income taxes.

Segment Results
      Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Subsequent to the Spin-Off, our management began evaluating the operating results of each of its reportable segments based upon Net revenues and Income (loss) from continuing operations before income taxes (also referred to herein as “pre-tax income” or “pre-tax loss”, as applicable). Therefore, the information presented below for 2004 has been revised to conform to the current year presentation.

				Income (Loss) from
				Continuing Operations
	Net Revenues			Before Income Taxes

	Nine Months			Nine Months
	Ended			Ended
	September 30,			September 30,

	2005	2004	Change	2005	2004	Change

	(In millions)
Mortgage Services	$614	$615	$(1)	$117	$82	$35
Fleet Management Services	189	142	47	62	33	29

Total reportable segments	803	757	46	179	115	64
Other(1)	—	—	—	(281)	(4)	(277)

Total Company	$803	$757	$46	$(102)	$111	$(213)

(1)	Expenses reported under the heading Other for the nine months ended September 30, 2005 are primarily Spin-Off related expenses, including a goodwill impairment charge of $239 million for the Fleet Management Services segment.

Mortgage Services Segment
      Net revenues decreased by $1 million in the nine months ended September 30, 2005 compared to the same period in 2004. As discussed in greater detail below, Net revenues were impacted by a reduction of $51 million in Gain on sale of mortgage loans, net, coupled with decreases in Net finance income of $33 million, Mortgage fees of $31 million, Loan servicing income of $1 million and Other income of $13 million. These decreases were offset by favorable changes in Amortization and valuation adjustments related to MSRs, net of $128 million.
      Pre-tax income increased by $35 million (43%) in the nine months ended September 30, 2005 compared to the same period in 2004 driven by the reduction in Total expenses of $36 million. The $36 million decrease in Total expenses was primarily due to decreases in Other operating expenses of $21 million and Salaries and related expenses of $7 million.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Services segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months Ended
	September 30,

	2005	2004	Change	% Change

	($ in millions, except average loan
	amount)
Loans closed to be sold	$27,291	$27,244	$47	—
Fee-based closings	9,204	14,326	(5,122)	(36)%

Total closings	$36,495	$41,570	$(5,075)	(12)%

Purchase closings	$24,749	$27,171	$(2,422)	(9)%
Refinance closings	11,746	14,399	(2,653)	(18)%

Total closings	$36,495	$41,570	$(5,075)	(12)%

Number of loans closed (units)	176,055	220,501	(44,446)	(20)%

Average loan amount	$207,293	$188,525	$18,768	10%

Loans sold	$25,993	$25,719	$274	1%

Average loan servicing portfolio	$146,282	$142,424	$3,858	3%

	Nine Months Ended
	September 30,

	2005	2004	Change	% Change

		(In millions)
Mortgage fees	$147	$178	$(31)	(17)%

Gain on sale of mortgage loans, net	223	274	(51)	(19)%

Mortgage interest income	208	196	12	6%
Interest expense	(141)	(96)	(45)	(47)%

Net finance income	67	100	(33)	(33)%

Loan servicing income	364	365	(1)	—

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(335)	(230)	(105)	(46)%
Recovery of (provision for) impairment of MSRs	102	(156)	258	165%
Net derivative gain (loss) related to MSRs	45	70	(25)	(36)%

	(188)	(316)	128	41%

Net loan servicing income	176	49	127	259%

Other income	1	14	(13)	(93)%

Net revenues	614	615	(1)	—

Salaries and related expenses	235	242	(7)	(3)%
Occupancy and other office expenses	45	50	(5)	(10)%
Depreciation and amortization	21	24	(3)	(13)%
Other operating expenses	196	217	(21)	(10)%

Total expenses	497	533	(36)	(7)%

Income before income taxes	$117	$82	$35	43%

Net (loss) contribution from production	$(20)	$95	$(115)	n/m (1)
Net contribution (loss) from servicing	137	(13)	150	n/m (1)

Income before income taxes	$117	$82	$35	43%

(1)	n/m — Not meaningful.

Mortgage Fees
      Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans, and appraisal and other income generated by our appraisal services business. Fee income on fee-based closings is recorded in Mortgage fees while fee income on loans closed to be sold is recorded in Gain on sale of mortgage loans, net. Fee income on loans closed to be sold is deferred until the loans are sold and recognized in Gain on sale of mortgage loans, net in accordance with SFAS No. 91. The primary driver of Mortgage fees is loan closings since fees collected on loans originated for others are recorded at the time of closing. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes.
      Mortgage fees decreased by $31 million (17%) from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This decrease was primarily attributable to the decline in closed loan volumes of $5.1 billion (12%) between the two periods. Of the decline in loan closings, $2.7 billion was attributable to a decline in refinancing activity from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Purchase originations decreased by $2.4 billion over the same period. Total originations in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 were adversely affected by the loss of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank and a decline in volume from USAA, which insourced its mortgage originations during 2004.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists primarily of the gain on loans sold or securitized (including the initial capitalization of MSRs and other retained interests), adjusted for net loan origination fees and expenses deferred under SFAS No. 91 and the changes in fair value of all loan related derivatives including our IRLCs, freestanding loan-related derivatives, and hedge loan derivatives. See Note 8, “Derivatives and Risk Management Activities”, in the Notes to our Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered hedge effective under SFAS No. 133, changes in fair value of the mortgage loans would be recorded.
      Gain on sale of mortgage loans, net decreased by $51 million (19%) in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Of this decrease, $21 million was primarily the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded losses of approximately $12 million in 2004 and losses of approximately $33 million in 2005. This decrease was offset by a $4 million increase attributable to timing differences associated with our application of SFAS No. 133, which is expected to reverse in the fourth quarter of 2005 when the loans are sold. Finally, the remaining $34 million decrease was primarily the result of lower margins on loans sold in the first nine months of 2005 as compared to the first nine months of 2004. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins.

Net Finance Income
      Net finance income is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Net finance income declined by $33 million (33%) during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Of this decline, approximately $45 million relates to an increased cost of funds from our outstanding borrowings primarily due to increases in short-term interest rates. At September 30, 2005 and 2004, the one-month London Interbank Offered Rate (“LIBOR”) was 3.95% and 1.84%, respectively, which was an increase of 211 basis points (“bps”). The increase in Interest expense was partially offset by a $12 million increase in Mortgage interest income due to higher escrow income from servicing and higher average loans held for sale, partially offset by lower note rates associated with loans held for sale.

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
      Loan servicing income decreased by $1 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. This decrease related to higher curtailment interest paid to investors during 2005 related to an increase in loan payoffs during the third quarter of 2005 as well as a decrease in net reinsurance income during the nine months ended September 30, 2005 compared to the corresponding period in 2004. These decreases were partially offset by higher servicing fees due to the higher average servicing portfolio during the nine months ended September 30, 2005 compared to the corresponding period in 2004.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, Recovery of (provision for) impairment of MSRs and Net derivative gain (loss) related to MSRs. The favorable change of $128 million (41%) from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was attributable to a $258 million favorable change in the valuation of our MSRs, partially offset by a $25 million unfavorable change in net derivative gains and losses and $105 million of higher MSRs amortization. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value rather than the net book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $81 million. Amortization of our MSRs increased by $105 million (46%) during the nine months ended September 30, 2005 compared to the same period in 2004. The increase in amortization expense was primarily attributable to a higher amortization rate due to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in the nine months ended September 30, 2005 compared to the same period in 2004.
      Recovery of (Provision for) Impairment of MSRs: The fair value of our MSRs is estimated based upon an internal valuation that reflects management’s estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The internal valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During the nine months ended September 30, 2005, the recovery of impairment of MSRs valuation was $102 million, a favorable change of $258 million (165%) from the corresponding period in the prior year. This favorable change was primarily due to the increase in mortgage interest rates during the first nine months of 2005 leading to lower expected prepayments. The 10-year treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 11 bps during the first nine months of 2005. Conversely, the 10-year treasury rate decreased by 14 bps over the same period in 2004.

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
      During the nine months ended September 30, 2005, the value of derivatives related to our MSRs increased by $45 million. For the same period in 2004, the value of derivatives related to our MSRs increased by $70 million. Our net results from MSRs risk management activities for the nine months ended September 30, 2005 was a gain of $66 million as described below. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2005.
      The following table outlines Net gain (loss) on MSRs risk management activities:

	Nine Months
	Ended
	September 30,

	2005	2004

	(In millions)
Net derivative gain related to MSRs	$45	$70
Recovery of (provision for) impairment of MSRs	102	(156)
Application of amortization rate to the valuation allowance	(81)	(46)

Net gain (loss) on MSRs risk management activities	$66	$(132)

Other Income
      The $13 million (93%) decrease in Other income during the nine months ended September 30, 2005 is primarily attributable to gains on the sale of investment securities that occurred in the nine months ended September 30, 2004, whereas no marketable securities were sold in the nine months ended September 30, 2005, as well as the receipt of a one-time payment during the nine months ended September 30, 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank.

Salaries and Related Expenses
      Salaries and related expenses (net of loan origination costs deferred under SFAS No. 91) consist of employee compensation, commissions paid to employees involved in the loan origination process, payroll taxes and benefits. The $7 million (3%) decrease in Salaries and related expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to a decrease in average staffing levels that was partially offset by higher average salaries. This decrease was partially offset by an $8 million increase in incentive bonus expense due to the favorable impact of the reversal of our management incentive bonus liability during the third quarter of 2004.

Other Operating Expenses
      Other operating expenses (net of loan origination costs deferred under SFAS No. 91) include expenses directly attributable to loan origination as well as other expenses related to recurring business operations. The $21 million (10%) decrease in Other operating expenses during the nine months ended September 30, 2005 was primarily attributable to the decrease in loans closed during the nine months ended September 30, 2005 compared to those closed during the nine months ended September 30, 2004.

Net Contribution from Production
      Net contribution from production for the nine months ended September 30, 2005 was a loss of $20 million and included $147 million of Mortgage fees, $223 million of Gain on sale of mortgage loans, net, $30 million of production related Net finance income, $2 million of Other income and $422 million of production related expenses including allocations for overhead.
      Net contribution from production decreased by $115 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, Mortgages fees decreased by $31 million and Gain on sale of mortgage loans, net decreased by $51 million as compared to the same period in 2004 as discussed above. Net finance income related to production decreased by $60 million primarily due to higher interest expense attributable to higher short-term interest rates as well as lower note rates on mortgage loans held for sale. During the nine months ended September 30, 2005, other income related to production decreased by $7 million due to the receipt of a one-time payment during the nine months ended September 30, 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank. Additionally, production related expenses decreased by $34 million during the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to the decrease in loan closings as discussed above.

Net Contribution from Servicing
      Net contribution from servicing for the nine months ended September 30, 2005 was $137 million and included $37 million of servicing related Net finance income, $176 million of Net loan servicing income, a $1 million loss included in Other income and $75 million of servicing related expenses including allocations for overhead.
      Net contribution from servicing increased by $150 million for the nine months ended September 30, 2005 as compared to the same period in 2004. During the nine months ended September 30, 2005, net finance income attributed to servicing activities increased by $27 million primarily due to higher income from escrow balances partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the nine months ended September 30, 2005 as compared to the same period in 2004. Net loan servicing income increased by $127 million during the nine months ended September 30, 2005 as compared to the same period in 2004. Each component of net loan servicing income is discussed above. During the nine months ended September 30, 2005, other servicing related income decreased by $6 million due to gains on the sale of investment securities that occurred in the nine months ended September 30, 2004, whereas no marketable securities were sold in the nine months ended September 30, 2005. Additionally, servicing related expenses decreased by $2 million for the nine months ended September 30, 2005.
Fleet Management Services Segment
      On February 27, 2004, we acquired First Fleet Corporation (“First Fleet”). Accordingly, our results for the nine months ended September 30, 2005 included nine months of First Fleet activity compared to seven months during the nine months ended September 30, 2004.
      Net revenues increased $47 million (33%) in the nine months ended September 30, 2005 compared to the corresponding period in the prior year. As discussed in greater detail below, the increase in Net revenues was primarily due to increases of $33 million in Net finance income and $12 million in Fleet management fees. The increase in Fleet management fees reflects increases for the principal fee based products. The increase in Net finance income resulted from an increase in Fleet lease income of $109 million, partially offset by an increase in Depreciation on operating leases of $52 million and an increase in Interest expense of $24 million.

      Pre-tax income increased $29 million (88%) in the nine months ended September 30, 2005 compared to the corresponding period in the prior year due to the $47 million increase in Net revenues, partially offset by an $18 million increase in Total expenses.
      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Nine Months Ended
	September 30,

	2005	2004	Change	% Change

Leased vehicles	323,754	315,870	7,884	2%
Maintenance cards	337,171	332,812	4,359	1%
Fuel cards	320,147	301,411	18,736	6%
Accident management vehicles	331,210	307,830	23,380	8%

	Nine Months Ended
	September 30,

	2005	2004	Change	% Change

		(In millions)
Fleet management fees	$113	$101	$12	12%

Fleet lease income	1,128	1,019	109	11%
Depreciation on operating leases	(967)	(915)	(52)	(6)%
Interest expense	(97)	(73)	(24)	(33)%

Net finance income	64	31	33	106%

Other income	12	10	2	20%

Net revenues	189	142	47	33%

Salaries and related expenses	71	63	8	13%
Occupancy and other office expenses	14	13	1	8%
Depreciation and amortization	10	10	—	—
Other operating expenses	32	23	9	39%

Total expenses	127	109	18	17%

Income before income taxes	$62	$33	$29	88%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our three principal fee-based products: fuel cards, maintenance assistance and vehicle accident services, and monthly management fees for leased units. Fleet management fees were $12 million (12%) higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, due to increases in all major revenue items. Individual fees increased in line with our unit count growth. Total growth was enhanced as the result of higher revenues due to higher average transactions for both maintenance and fuel and higher subrogation recovery for our clients.

Net Finance Income
      Net finance income consists primarily of net interest income generated from our monthly lease billings, the impact of used car sales results for closed-end units, and retained motor company monies which are treated as adjustments to the basis of the leased units. During the nine months ended September 30, 2005, Net finance income increased $33 million (106%) to $64 million compared to the nine months ended Septem-

ber 30, 2004, due to a $109 million increase in Fleet lease income, partially offset by a $52 million increase in Depreciation on operating leases and a $24 million increase in Interest expense, which includes a $15 million decrease in Interest expense due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Fleet lease income increased $109 million (11%) during the nine months ended September 30, 2005 compared to the same period of 2004 due to an $18 million incremental effect of the First Fleet acquisition, higher unit counts and higher total lease billings due in part to higher interest rates on our floating rate lease portfolio.
      Interest expense increased $24 million (33%) during the nine months ended September 30, 2005 to $97 million compared to $73 million during the nine months ended September 30, 2004. The increase in Interest expense was primarily due to higher interest rates under our domestic floating rate asset-backed debt structure. The debt is utilized to fund the domestic fleet leases, of which approximately 71% are floating rate leases, whereby the interest component of the lease billing changes with the movement of certain floating rate indices. The increase in Interest expense resulting from the higher interest rates was partially offset by a $15 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.
      Depreciation on operating leases during the nine months ended September 30, 2005 increased $52 million (6%) to $967 million compared to the corresponding period in the prior year primarily due to an increase in the number of units billed, a $14 million incremental effect of the First Fleet acquisition and an increase in average depreciation expense per unit which is a direct pass through to lessees. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the nine months ended September 30, 2005, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase, and an increase related to the impact of used car sales results for closed-end units, which in the aggregate totaled $9 million.

Other Income
      Other income consists principally of the revenue generated by our dealerships and revenues for certain information technology fees. Other income increased $2 million (20%) during the nine months ended September 30, 2005 compared to the corresponding period in the prior year primarily due to higher revenue generated by our dealerships.

Total Expenses
      Total expenses during the nine months ended September 30, 2005 increased $18 million (17%) to $127 million compared to the corresponding period in 2004, including $2 million of higher expenses due to the incremental effects of the First Fleet acquisition. The remaining increase was attributable to higher compensation expense included in Salaries and related expenses and the benefit of the reversal of liabilities due to the favorable resolution of preference claims included in Other operating expenses during the nine months ended September 30, 2004. There were no such benefits included in Other operating expenses during the nine months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES

General
      Our short-term financing needs arise primarily from the warehousing of mortgage loans pending sale and the purchase of vehicles for the operations of our Fleet Management Services segment. Our long-term financing needs arise primarily from our investments in our MSRs and other retained interests, along with the financial instruments acquired to manage the interest rate risk associated with those investments and our investment in vehicles leased to the clients of our Fleet Management Services segment. Our principal sources of liquidity are (a) cash and cash equivalents; (b) cash flow from operations and (c) cash flow from financing activities, including the secondary market for mortgages, asset-backed debt markets, the public debt markets and committed credit facilities. Generally, our sources of financing subsequent to the Spin-Off remain in place with access to funding for these facilities on a level consistent with the level prior to our Spin-Off. Given our current expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for at least the next twelve months. We expect aggregate capital expenditures for 2005 to be between $20 million and $30 million.

Cash Flows
      At September 30, 2005, we had $65 million of cash and cash equivalents, a decrease of $192 million from $257 million at December 31, 2004. The following table summarizes the changes in our cash and cash equivalents balances from December 31, 2004 to September 30, 2005 and from December 31, 2003 to September 30, 2004:

	Nine Months Ended
	September 30,

	2005	2004	Change

		(In millions)
Cash provided by (used in):
Operating activities	$247	$1,661	$(1,414)
Investing activities	(864)	(1,010)	146
Financing activities	471	(555)	1,026

	(146)	96	(242)
Effects of exchange rate changes	—	1	(1)
Cash (used in) provided by discontinued operations	(46)	83	(129)

Net (decrease) increase in cash	$(192)	$180	$(372)

Operating Activities
      During the nine months ended September 30, 2005, we generated $1.4 billion less cash from operating activities than during the nine months ended September 30, 2004. This decrease was primarily attributable to the timing of cash used to fund the origination of mortgage loans versus cash received from the sale of mortgage loans. During the nine months ended September 30, 2005, net cash outflows related to the origination and sale of mortgage loans was $1.3 billion greater than the nine months ended September 30, 2004. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities
      During the nine months ended September 30, 2005, we used $146 million less cash in investing activities than during the nine months ended September 30, 2004. The decrease in cash used in investing activities was primarily attributable to a $257 million greater decrease in restricted cash related principally to the redemption of $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse program and an increase of $108 million in net cash received related to MSRs due to a lower amount of additions to MSRs and higher proceeds received on derivatives related to MSRs. This decrease in cash used in investing activities was partially offset by approximately $206 million of additional cash used by our Fleet Management Services segment to acquire vehicles.

Financing Activities
      During the nine months ended September 30, 2005, we generated $1.0 billion more cash from financing activities than during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we used $3.9 billion more cash for the repayment of debt, including the repayment of $443 million aggregate principal amount of our privately-placed senior notes and $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse program. This was offset by $3.8 billion of higher proceeds from borrowings, an $881 million increase in net short-term borrowings, a $100 million cash contribution from Cendant related to the Spin-Off and $5 million less cash used in other financing activities. In the nine months ended September 30, 2004, we paid $105 million of dividends to Cendant and received $10 million of intercompany funding from Cendant. In the nine months ended September 30, 2005, we purchased $3 million of our common stock from Cendant in connection with the Spin-Off.

Secondary Mortgage Market
      We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole loan transactions. The majority of the MBS we sell are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”). We also issue non-agency or “non-conforming” MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission (“SEC”), and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.
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

Indebtedness
      We utilize both secured and unsecured debt as a key component of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2005	2004

	(In millions)
Restricted cash	$484	$854
Mortgage loans held for sale, net	2,924	1,981
Net investment in fleet leases	3,928	3,765
Mortgage servicing rights, net	1,688	1,608
Investment securities	43	47

Assets under management programs	$9,067	$8,255

      The following tables summarize the components of our indebtedness as of September 30, 2005 and December 31, 2004:

	September 30, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,465	$800	$1,186	$3,451
Variable funding notes	1,335	425	—	1,760
Subordinated notes	398	101	—	499
Commercial paper	—	368	764	1,132
Other	17	7	5	29

Total	$3,215	$1,701	$1,955	$6,871

	December 31, 2004

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Variable funding notes	615	—	—	615
Subordinated notes	398	101	—	499
Commercial paper	—	—	130	130
Other	31	5	10	46

Total	$3,215	$1,306	$1,973	$6,494

Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents amounts issued under a domestic financing facility, Chesapeake Funding LLC, our wholly-owned subsidiary, (“Chesapeake”) that provides for the issuance of variable rate term notes and variable funding notes to unrelated third parties and the issuance of subordinated preferred membership interests to a related party, Terrapin Funding LLC, which is not consolidated per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”. As of September 30, 2005 and December 31, 2004, variable rate term notes and variable funding notes outstanding under this arrangement aggregated $2.8 billion. As of September 30, 2005 and December 31, 2004, subordinated preferred membership interests outstanding aggregated $398 million. Variable rate term notes, variable funding notes and subordinated preferred membership interests were issued to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. The debt issued is collateralized by approximately $3.8 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, which are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. The holders of the notes and membership interests receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. The debt issued under this arrangement primarily represents floating rate instruments for which the weighted-average interest rate was 3.8% and 2.0% during the nine months ended September 30, 2005 and 2004, respectively.

      On July 15, 2005, Chesapeake entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity will generally be used to support the acquisition of vehicles used by PHH Arval in its fleet leasing operations and may also be used to retire outstanding notes. Subsequent to the execution of the Amended Supplement, Chesapeake retired the $120 million outstanding note balance of Series 2002-1.
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
      As of September 30, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.6 billion, and we had $365 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by our Mortgage Services segment prior to their sale into the secondary market, which is a customary practice in the mortgage industry. The debt issued by Bishop’s Gate was collateralized by approximately $1.3 billion of underlying mortgage loans and related assets at September 30, 2005. The mortgage loans are serviced by us and recorded as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets. The activities of Bishop’s Gate are limited to (a) purchasing mortgage loans from our mortgage subsidiary, (b) issuing commercial paper, senior term notes, subordinated variable rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (c) entering into interest rate swaps to hedge interest rate risk and certain non-credit related market risk on the purchased mortgage loans, (d) selling and securitizing the acquired mortgage loans to third parties and (e) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents term notes, commercial paper and certificates for which the weighted-average interest rate was 3.6% and 1.6% during the nine months ended September 30, 2005 and 2004, respectively.
      Bishop’s Gate’s commercial paper is rated A1/P1/F1, its senior term notes are rated AAA/Aaa/AAA and its variable rate certificates are rated BBB/Baa2/BBB by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of funds from this program could suffer in the event of: (a) the deterioration in the performance of the mortgage loans underlying this program, (b) our inability to access the asset-backed debt market to refinance maturing debt, (c) our inability to access the secondary market for mortgage loans or (d) termination of our role as servicer of the underlying mortgage assets in the event that (1) we default in the performance of our servicing obligations, (2) we declare bankruptcy or become insolvent or (3) our senior unsecured credit ratings fall below “BB+” or “Ba1” by Standard and Poor’s and Moody’s Investors Service, respectively.

      We also maintain a committed mortgage repurchase facility that we use to finance mortgage loans originated by PHH Mortgage. On June 30, 2005, we amended our committed mortgage repurchase facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Agreement”) dated as of June 30, 2005 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Agreement increased the capacity of the committed mortgage repurchase facility from $150 million to $500 million and eliminated certain restrictions on the eligibility of underlying mortgage loan collateral. This repurchase facility is collateralized by underlying mortgage loans of $503 million, included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005, and is funded by a multi-seller conduit. As of September 30, 2005, this repurchase facility had $75 million of unused capacity. This repurchase facility has a one year term that is renewable on an annual basis, subject to agreement by both parties. Depending on our anticipated mortgage loan origination volume, we may increase the capacity under this repurchase facility subject to agreement with the lender. We generally use this facility to supplement the capacity of Bishop’s Gate and our unsecured borrowings used to fund our mortgage warehouse needs.
      As of September 30, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and we had approximately $1.2 billion of unused capacity available.
Unsecured Debt
      The public debt markets are a key source of financing for us, due to their efficiency and low cost. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of September 30, 2005, we had a total of approximately $2.0 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving the broad access to the public debt markets that we enjoyed as an independently funded subsidiary of Cendant. As of February 1, 2005 (the effective date of the Spin-Off), our senior unsecured debt ratings were downgraded from BBB+/Baa1 to BBB/Baa3 by Standard & Poor’s and Moody’s Investors Service, respectively, and upgraded from BBB+ to A- by Fitch Ratings. Our credit ratings are as follows:

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

Term Notes
      On February 9, 2005, we prepaid $443 million aggregate principal amount of outstanding privately-placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made due to our concerns regarding debt covenant compliance caused by the reduction in our Stockholders’ equity resulting from the Spin-Off. The prepayment price included an aggregate make-whole amount of $44 million. During the nine months ended September 30, 2005, we recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge is included in Spin-Off related expenses in the accompanying Condensed Consolidated Statements of Income.
      The outstanding carrying value of term notes at September 30, 2005 consisted of $1.2 billion of publicly-issued medium-term notes. The outstanding carrying value of term notes at December 31, 2004 consisted of (a) $1.4 billion of publicly-issued medium-term notes and (b) $453 million ($443 million principal amount) of privately-placed senior notes. The effective rate of interest for the publicly-issued medium-term notes was 6.7% and 6.9% during the nine months ended September 30, 2005 and 2004, respectively. The effective rate of interest for the privately-placed senior notes was 7.4% during the nine months ended September 30, 2004.

Commercial Paper
      Our policy is to maintain available capacity under our committed revolving credit facility (described below) to fully support our outstanding commercial paper. The weighted-average interest rate on our outstanding commercial paper, which matures within 270 days from issuance, was 4.1% and 2.0% during the nine months ended September 30, 2005 and 2004, respectively. We had outstanding commercial paper obligations of $764 million and $130 million as of September 30, 2005 and December 31, 2004, respectively.

Credit Facilities
      We are party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). Pricing under the Credit Facility is based upon our credit ratings. Borrowings under the Credit Facility mature in June 2007 and, as of September 30, 2005, bear interest at LIBOR plus a margin of 60 bps. The Credit Facility also requires us to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if our usage exceeds 33% of the aggregate commitments under the Credit Facility. In the event that our credit ratings are downgraded, the margin over LIBOR would become 70 bps for the first downgrade and up to 125 bps for subsequent downgrades, and the facility fee would become 17.5 bps for the first downgrade and up to 25 bps for subsequent downgrades. There were no borrowings outstanding under the Credit Facility as of September 30, 2005 and December 31, 2004. The weighted-average interest rate on borrowings under the Credit Facility during the nine months ended September 30, 2005 was 4.2%. The Credit Facility was undrawn during the nine months ended September 30, 2004. We maintain other unsecured revolving credit facilities in the ordinary course of business as described in “Debt Maturities” below.
Debt Maturities
      The following table provides the contractual maturities of our indebtedness at September 30, 2005 (except for our vehicle management asset-backed notes, where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used):

	Asset-Backed	Unsecured	Total

		(In millions)
Within one year	$2,079	$774	$2,853
Between one and two years	1,370	34	1,404
Between two and three years	652	422	1,074
Between three and four years	620	—	620
Between four and five years	195	6	201
Thereafter	—	719	719

	$4,916	$1,955	$6,871

As of September 30, 2005, available funding under our asset-backed debt arrangements and committed credit facilities consisted of:

		Outstanding	Available
	Capacity	Borrowings	Capacity

		(In millions)
Asset-Backed Funding Arrangements(1)
Vehicle management	$3,580	$3,215	$365
Mortgage warehouse	2,916	1,701	1,215

	$6,496	$4,916	$1,580

Committed Credit Facilities(2)	$1,434	$—	$1,434

(1)	Capacity is subject to maintaining sufficient assets to collateralize debt.

(2)	Includes a $1.25 billion domestic revolving credit agreement (no balance outstanding at September 30, 2005) maturing in June 2007, a $34 million United States dollar equivalent Canadian revolving credit agreement (no balance outstanding at September 30, 2005) maturing in April 2006 and an additional $150 million domestic revolving credit agreement (no balance outstanding at September 30, 2005) maturing in April 2006. Under our policy, available capacity of $764 million under our $1.25 billion domestic revolving credit agreement has been designated to support outstanding commercial paper.
      As of September 30, 2005, we also had $874 million of availability for public debt issuances under a shelf registration statement.
Debt Covenants
      Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, limitations on liens, liquidations, and sale and leaseback transactions. The Credit Facility requires that we maintain: (a) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (b) a ratio of debt to net worth no greater than 8:1. The indentures pursuant to which the publicly issued medium-term notes have been issued require that we maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At September 30, 2005, we were in compliance with all of our financial covenants related to our debt arrangements.

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
CRITICAL ACCOUNTING POLICIES
      There have not been any significant changes to the critical accounting policies discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our 2004 Form 10-K and Exhibit 99.2 of our Current Report on Form 8-K filed on September 7, 2005, which modified and updated the Consolidated Financial Statements and related disclosures in the 2004 Form 10-K to reflect certain discontinued and continuing operations related to the Spin-Off or to our assessment of which accounting policies we would consider to be critical accounting policies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Repatriation of Foreign Earnings
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which became effective October 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We may apply the provision of the Act to qualifying earnings repatriations through December 31, 2005. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. As permitted by FSP No. 109-2, we will not complete our evaluation of the repatriation provisions until a reasonable duration following the publication of clarifying language on key elements of the Act by Congress or the Treasury Department. Accordingly, we have not recorded any income tax expense or benefit for amounts that may be repatriated under the Act. The range of unremitted earnings for possible repatriation under the Act is estimated to be between $0 and $55 million, which would result in additional estimated income tax expense of $0 to $12 million. Currently, we do not record deferred income tax liabilities on unremitted earnings of our foreign subsidiaries, as these undistributed earnings are considered indefinitely invested, and determination of the amount is not practical to compute.

Share-Based Payments
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the Spin-Off and since Cendant’s adoption at January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we were allocated compensation expense upon Cendant’s issuance of common stock options to our employees. As a result, we have been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We have not yet completed our assessment of adopting SFAS No. 123R or the related SEC views.

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

      While the majority of the mortgage loans serviced by us are sold without recourse, we have a program where we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.2 billion as of September 30, 2005. In addition, we have $539 million of recourse on specific mortgage loans that have been sold as of September 30, 2005.
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
      During the three months ended September 30, 2005, Hurricane Katrina damage affected our mortgage loans held for sale and loan servicing portfolio. Our exposure is limited to mortgage loans held for sale and recourse loans serviced as of September 30, 2005. Based upon our current analysis of the type of loan, insurance coverage, location and indication of damage, we have increased our liability for probable losses in our mortgage loans held for sale and loan servicing portfolio by $3 million. We estimate that probable losses in our mortgage loans held for sale and loan servicing portfolio as a result of damage from Hurricanes Rita and Wilma will not be significant.
      As of September 30, 2005, we had a liability of $24 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheets, for probable losses related to our loan servicing portfolio.
      See Note 13, “Commitments and Contingencies” in the Notes to our Condensed Consolidated Financial Statements.
COMMERCIAL CREDIT RISK
      We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements are generally terminable immediately, allowing PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represents more than 5% of the revenues of the business. PHH Arval’s historical net losses as a percentage of the ending dollar amount of leases have not exceeded 0.06% in any of the last five fiscal years.
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
      As of September 30, 2005 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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
      We used September 30, 2005 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

      The following table summarizes the estimated change in fair value of our assets and liabilities sensitive to interest rates as of September 30, 2005 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value

	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps

	(In millions)
Mortgage Assets
Mortgage loans held for sale, net	$40	$23	$12	$(14)	$(30)	$(65)
Interest rate lock commitments	55	36	21	(28)	(62)	(148)
Forward loan sale commitments	(107)	(62)	(34)	38	78	167
Options	(4)	(3)	(2)	4	10	24

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(16)	(6)	(3)	—	(4)	(22)

Mortgage servicing rights, net	(491)	(248)	(122)	113	213	367
Mortgage servicing rights derivatives	486	239	116	(100)	(174)	(254)

Total Mortgage servicing rights, net and related derivatives	(5)	(9)	(6)	13	39	113

Mortgage-backed securities	1	1	—	—	(1)	(1)

Total Mortgage Assets	(20)	(14)	(9)	13	34	90
Total Vehicle Assets	14	7	4	(4)	(7)	(14)
Total Liabilities	(14)	(6)	(3)	3	6	14

Total, net	$(20)	$(13)	$(8)	$12	$33	$90

Item 4.	Controls and Procedures
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

September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. We do not believe such matters will have a material adverse effect on our results of operations, financial position or cash flows. However, litigation is inherently unpredictable and, although we believe that we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our financial position, results of operations or cash flows in a particular reporting period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      On November 10, 2005, the Compensation Committee of the Board of Directors (the “Committee”) approved modifications to the 2005 performance targets established for certain equity awards previously issued under the 2005 Equity and Incentive Plan, as amended (the “Plan”). The performance targets previously established by the Committee for the vesting or acceleration of vesting of these equity awards were based on net income growth and return on equity targets for fiscal 2005.
      As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of this Form 10-Q, we were spun-off from Cendant Corporation on February 1, 2005. In connection with and prior to the Spin-Off, the Company underwent an internal reorganization which resulted in the distribution of the Company’s relocation and fuel card businesses to Cendant, the contribution of the appraisal services business from Cendant to the Company, and a recapitalization of the Company. Following the Spin-Off, the Company modified and updated its financial statements to reflect certain discontinued and continuing operations related to the Spin-Off.
      In recognition of the unusual, non-recurring nature of the Spin-Off, the Committee determined that it was appropriate to modify the 2005 performance targets previously established for the vesting and acceleration of vesting of certain equity awards previously issued under the Plan to require the achievement of only one performance target based on the Company’s fiscal 2005 pre-tax income after Cendant’s minority interest in the Mortgage Venture, excluding Spin-Off related expenses. The specific award agreements as modified establish the terms and conditions for vesting of equity awards upon the achievement of this performance target. The modifications of those award agreements to reflect the modified performance target are attached hereto as Exhibits 10.39, 10.40 and 10.41 and are incorporated herein by reference.
      The Plan also provides for the payment of annual cash bonuses under an annual incentive program to the extent that performance targets and other terms and conditions established by the Committee are satisfied. The Committee established an annual incentive program with respect to the Company’s 2005 fiscal year (the “2005 Management Incentive Plan” or “2005 MIP”) for named executive officers and certain other members of management. The 2005 MIP provides for the payment of a cash bonus equal to a percentage of base salary upon the achievement of certain performance targets for fiscal 2005. Depending on the extent to which these 2005 performance targets are achieved or exceeded, the amount of the actual bonus paid under the 2005 MIP may range from 100% to 125% of the participant’s target percentage of base salary. The Committee established 100% of base pay as the target percentage for Messrs. Edwards, Cashen and Kilroy and 50% of base pay for Messrs. Danahy and Suter. On November 10, 2005, the Committee also modified the 2005 MIP, which contains performance targets consistent with those established for the equity awards issued under the Plan described above. A copy of the 2005 Management Incentive Plan, as amended, is attached hereto as Exhibit 10.38 and is incorporated herein by reference.
      All cash bonuses paid pursuant to the 2005 MIP and all equity awards are subject to the terms and conditions of the Plan. A copy of the Plan and Amendment Number One thereto have previously been filed.

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
Date: November 11, 2005

/s/ Neil J. Cashen

Neil J. Cashen
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)
Date: November 11, 2005

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 14, 2000.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.2		Amended and Restated By-Laws.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.
4.1		Specimen common stock certificate.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
4.3		Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.0 to our Current Report on Form 8-K dated December 12, 2000.
4.4		Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 12, 2000.
4.6		Form of PHH Corporation Internotes.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.1		Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).
10.2		Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Greyhound Funding LLC’s Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (No. 333-40708).

Exhibit
No.	Description	Incorporation by Reference

10.3	Series 2001-1 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 25, 2001.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.5	Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Services Corporation and Cendant Mobility Financial Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.6	Receivables Purchase Agreement dated as of April 25, 2000 by and between Cendant Mobility Financial Corporation and Apple Ridge Services Corporation.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.7	Transfer and Servicing Agreement dated as of April 25, 2000 by and between Apple Ridge Services Corporation, Cendant Mobility Financial Corporation, Apple Ridge Funding LLC and Bank One, National Association.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.8	Master Indenture among Apple Ridge Funding LLC, Bank One, National Association and The Bank Of New York dated as of April 25, 2000.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.9	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc. New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.
10.10	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee, dated as of June 10, 2002.	Incorporated by reference to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
10.12	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as trustee.	Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.13		Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/A and S-1/A (Nos. 333-103678 and 333-103678-01, respectively) filed with the Securities and Exchange Commission on August 1, 2003.
10.14		Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
10.15		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as issuer and JPMorgan Chase Bank, as indenture trustee.	Incorporated by reference to Cendant Corporation’s Form 10-K for the year ended December 31, 2003.
10.16		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.
10.17		Amendment, dated as of December 21, 2004, to Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the lenders institutions party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.18‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.19		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.20		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10.21		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.
10	.22‡	Tax Sharing Agreement, dated as of January 31, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to our Current Report on Form 8-K dated as of February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference

10.23	Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.24	Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.25	Officer Deferred Compensation Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.26	Savings Restoration Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.27	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to our Current Report on Form 8-K dated February 1, 2005.
10.28	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.29	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.30	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.31	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.32	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non- employee director compensation arrangements.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.33	Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as administrative agent, PHH Mortgage Corporation, as seller and servicer, and PHH Corporation, as guarantor, dated as of June 30, 2005.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10.34	Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, National Association, as administrative agent, Certain CP Conduit Purchases, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as indenture trustee, dated as of July 15, 2005.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10.35	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10.36	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.37		Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.38‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.
10	.39‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.
10	.40‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.
10	.41‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99		Risk Factors Affecting Our Business and Future Results.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.