Form 10-K
period 2005-12-31
PHH CORP
filed 2006-11-22
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 1-7797

PHH CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3000 LEADENHALL ROAD MT. LAUREL, NEW JERSEY (Address of principal executive offices)	08054 (Zip Code)
856-917-1744
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The New York Stock Exchange
Preference Stock Purchase Rights	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2006 was $1.472 billion.
      As of November 10, 2006, there were 53,506,822 shares of PHH Common stock outstanding.
      Documents Incorporated by Reference: None.

Item	Description	Page

	Explanatory Note	2
	Cautionary Note Regarding Forward-Looking Statements	5

PART I
1	Business	7
1A	Risk Factors	33
1B	Unresolved Staff Comments	46
2	Properties	46
3	Legal Proceedings	46
4	Submission of Matters to a Vote of Security Holders	47

PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	47
6	Selected Financial Data	48
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
7A	Quantitative and Qualitative Disclosures about Market Risk	92
8	Financial Statements and Supplementary Data	96
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	181
9A	Controls and Procedures	181
9B	Other Information	185

PART III
10	Directors and Executive Officers of the Registrant	185
11	Executive Compensation	194
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	205
13	Certain Relationships and Related Transactions	207
14	Principal Accountant Fees and Services	209

PART IV
15	Exhibits and Financial Statement Schedules	210
	Signatures	211
	Exhibit Index	212
EX-2.1: AGREEMENT AND PLAN OF MERGER
EX-4.3: INDENTURE
EX-4.4: SUPPLEMENTAL INDENTURE NO.1
EX-10.1: BASE INDENTURE
EX-10.2: SUPPLEMENTAL INDENTURE NO.1
EX-10.3: SERIES 1999-3 INDENTURE SUPPLEMENT
EX-10.47: AMENDED AND RESTATED COMPETITIVE ADVANCE AND REVOLVING CREDIT AGREEMENT
EX-10.66: TRADEMARK LICENSE AGREEMENT
EX-10.67: ORIGINATION ASSISTANCE AGREEMENT
EX-10.68: PORTFOLIO SERVICING AGREEMENT
EX-10.69: LOAN PURCHASE AND SALE AGREEMENT
EX-10.70: LOAN SUBSERVICING AGREEMENT
EX-10.71: SERVICING RIGHTS PURCHASE AND SALE AGREEMENT
EX-10.74: RESOLUTION OF COMPENSATION COMMITTEE
EX-12: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21: SUBSIDIARIES
EX-23: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.I.1: CERTIFICATION
EX-31.I.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.2: GLOSSARY OF TERMS

      Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 27, “Subsequent Events” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”)); however, within this Form 10-K, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”
EXPLANATORY NOTE
      Except with respect to our financial statements for periods prior to the occurrence of such events, or unless the context otherwise requires, the information presented in this Form 10-K describes our business as it existed following: (i) the commencement of our operations as an independent, publicly traded company pursuant to a spin-off (the “Spin-Off”) from Cendant effective February 1, 2005; (ii) our internal reorganization prior to the Spin-Off pursuant to which Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), an entity previously under common control, to us, and our distribution of our former relocation and fuel card businesses to Cendant; (iii) the completion of the spin-off by Cendant of its real estate services division, Realogy Corporation (“Realogy”), into an independent, publicly traded company (the “Realogy Spin-Off”) effective July 31, 2006 (see “Item 1. Business — Arrangements with Realogy” for more information); and (iv) the change in our reportable operating segments from two segments, a Mortgage Services segment and a Fleet Management Services segment, to three segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment, effective December 31, 2005. As a result of the change in our reportable operating segments, the financial information for our former Mortgage Services segment in our financial statements for periods prior to December 31, 2005 have been restated to reflect the separation of our Mortgage Services segment into a Mortgage Production segment and a Mortgage Servicing segment. All prior period segment information has been revised for comparability to reflect our new segment presentation.
      Our Consolidated Financial Statements and related disclosures included in this Form 10-K have been updated to (i) reflect a reclassification of our former relocation and fuel card businesses, which were distributed to Cendant, as discontinued operations, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”); and (ii) include the financial position and results of operations of STARS in our Consolidated Financial Statements in continuing operations for all periods presented and accounted for as a transfer of net assets between entities under common control. As a result of the changes to our business, the historical financial information for periods prior to the Spin-Off is not necessarily indicative of what our results of operations, financial position or cash flows will be in the future.
      In addition, we are restating our Consolidated Financial Statements and related disclosures for the years ended December 31, 2004 and 2003, as further discussed in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in this Form 10-K. Certain of the restatement adjustments relate to entries we previously believed were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), but which were subsequently determined to be errors, or we had concluded were immaterial errors to our Consolidated Financial Statements in prior periods. Certain restatement adjustments affecting our audited annual financial statements for periods prior to December 31, 2003 have also been reflected in “Item 6. Selected Financial Data” appearing herein. Certain restatement adjustments also affected our unaudited quarterly Consolidated Financial Statements for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 previously filed in our Quarterly Reports on Form 10-Q. These restatement adjustments have been reflected in Note 26, “Selected Quarterly Financial Data — (unaudited)” in the Notes to Consolidated Financial Statements included in this Form 10-K and, with respect to the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, will be reflected in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively, which we plan to file subsequent to the filing of this Form 10-K. All amounts in this Form 10-K affected by the restatement adjustments reflect such amounts as restated.

      We have not amended our Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly, the Consolidated Financial Statements and related financial information contained in such reports should not be relied upon. Further, the audit reports of Deloitte & Touche LLP, our independent registered public accounting firm, relating to our financial statements in those annual reports similarly should not be relied upon.
      The aggregate impact of all of the identified accounting adjustments for corrections of errors on our balance sheet is an increase of approximately $36 million in our Stockholders’ equity at September 30, 2005, the date of our last publicly reported financial statements. The adjustments generally fall into the following categories: adjustments in connection with (i) accounting for the allocation of Goodwill and other intangible assets associated with a 2001 business combination; (ii) exclusion of mortgage reinsurance premiums within the capitalization of mortgage servicing rights; (iii) accounting for the revenue recognition of loans sold to a special purpose entity; (iv) accounting for derivatives and hedging activity; (v) the timing of recognition of motor company monies that impact our basis in leased vehicles and the depreciation methodologies applied to certain of our leased vehicles and (vi) other miscellaneous errors. Additionally, adjustments were also recorded for the income tax effect of the restatement adjustments.
      The net impact of the restatement on Net (loss) income for the nine months ended September 30, 2005, the years ended December 31, 2004 and 2003 and years prior to December 31, 2003 and the restatement adjustments recorded directly to Total stockholders’ equity accounts are set forth below:

	Restatement Adjustments to Net (Loss) Income
								Total
							Direct to	Stockholders’
	Nine Months	Year Ended					Stockholders’	Equity
	Ended	December 31,			Prior to		Equity	Impact of
	September 30,				January 1,		Restatement	Restatement
	2005	2004	2003		2003	Total	Adjustments(1)	Adjustments(2)

	(In millions)
Net (loss) income, as previously reported	$(186)	$194	$310

Pre-tax restatement adjustments:
Goodwill and other intangible assets	239	—	(102)		$(96)	$41	$(15)	$26
Exclusion of reinsurance premiums from capitalized MSRs	2	27	71		(100)	—	—	—
Revenue recognition of loans sold to a special purpose entity	—	—	(44	)(3)	44	—	—	—
Accounting for derivatives and hedging activity	2	(1)	(4)		11	8	(6)	2
Recognition of motor company monies and depreciation methodologies	2	6	1		(4)	5	(9)	(4)
Other miscellaneous	—	(5)	(2)		1	(6)	19	13

Total pre-tax restatement adjustments	245	27	(80	)(3)	(144)	48	(11)	37
Income tax effect of restatement adjustments	(5)	(12)	(6	)(3)	22	(1)	(5)	(6)
STARS income tax liability	24	—	—		—	24	(24)	—
Other discrete income tax adjustments	—	3	(4)		25	24	(19)	5

Effect of net restatement adjustments	264	18	(90)		$(97)	$95	$(59)	$36

Net income, as restated	$78	$212	$220

(1)	Represents cumulative adjustments to Stockholders’ equity accounts as of September 30, 2005, other than adjustments recognized through the statements of income.

(2)	Represents cumulative adjustments to Stockholders’ equity accounts as of September 30, 2005.

(3)	The pre-tax restatement adjustments in this presentation include a reduction of pre-tax income of $60 million, which is reflected in the Consolidated Statements of Income as the Cumulative effect of accounting change ($35 million, net of $25 million of income taxes) which should have been reported at the time of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in 2003.

      The net impact of the restatement on Total stockholders’ equity as of September 30, 2005, December 31, 2004 and 2003 and periods prior to December 31, 2003 is set forth below:

		December 31,
	September 30,			January 1,
	2005	2004	2003	2003	Total

	(In millions)
Total stockholders’ equity, as previously reported	$1,511	$2,220	$2,171

Carryforward of previous period’s adjustments to Total stockholders’ equity	(299)	(316)	(219)
Impact of adjustments to Net income (from table above)	264	18	(90)	$(97)	$95

Impact of other adjustments to Total stockholders’ equity:
Goodwill and other intangible assets	69	—	—	(84)	(15)
Accounting for derivatives and hedging activity	2	1	2	(11)	(6)
Recognition of motor company monies and depreciation methodologies	—	—	—	(9)	(9)
Other miscellaneous	1	(2)	(9)	29	19
Income tax effect on direct to equity restatement entries	(1)	—	—	(4)	(5)
STARS income tax liability	(5)	—	—	(19)	(24)
Other discrete income tax adjustments	5	—	—	(24)	(19)

Total impact of other adjustments to Total stockholders’ equity	71	(1)	(7)	(122)	$(59)

Total adjustments to Total stockholders’ equity	36	(299)	(316)	$(219)

Total stockholders’ equity, as restated	$1,547	$1,921	$1,855

      A detailed description of the adjustment items and tables showing the effects of the restatement adjustments are set forth in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in this Form 10-K.
      We have also identified internal control deficiencies, and have initiated the implementation of enhancements to our internal control over financial reporting. We have begun to implement these enhancements and intend to continue enhancing our internal controls during the course of the year ending December 31, 2006 and beyond, which are designed to remediate the deficiencies described in Management’s Report on Internal Control Over Financial Reporting set forth in “Item 9A. Controls and Procedures.” Management has reviewed the internal control deficiencies with the Audit Committee of the Board of Directors, and has advised the Audit Committee that certain of the control deficiencies constituted material weaknesses and significant deficiencies in our internal control over financial reporting as of December 31, 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.
      Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-K include, but are not limited to, the following: (i) the beliefs regarding the increasing competition in the mortgage industry and the contraction of margins and volumes in the industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (ii) the beliefs regarding our technology infrastructure; (iii) the statements regarding our ability to replace the services provided to us by Cendant under the transition services agreement; (iv) the expectations regarding our access to review and test controls around our outsourced information technology services; (v) the expectation that any existing legal claims or proceedings other than the several class actions filed against us as discussed in this Form 10-K will not have a material adverse effect on our results of operations, financial position or cash flows and our intent to vigorously defend against the several class actions filed against us as discussed in this Form 10-K; (vi) the beliefs that the restrictions under our loan agreements will not materially limit our operations or our ability to make dividend payments on our Common stock; (vii) the expectation that our agreements and arrangements with Cendant and Realogy will continue to be material to our business; (viii) the expectations to continue to seek to reduce our operating costs in our Mortgage Production and Mortgage Servicing segments; (ix) the expectation that our sources of liquidity are adequate to fund operations through the end of 2007; (x) our anticipated levels of capital expenditures for 2006; (xi) the expectation that our interest cost in 2006 will increase significantly from the 2005 level; (xii) the expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (xiii) the anticipated amounts of amortization expense for amortizable intangible assets for the next five fiscal years; (xiv) the anticipated amounts of amortization expense for mortgage servicing rights for the next five fiscal years; (xv) the expectation that our mortgage loan originations from our Mortgage Production segment in the year ended December 31, 2006 will be comprised of a similar portion of mortgage loan originations arising out of our arrangements with Realogy as during the year ended December 31, 2005; (xvi) the expectation that any cash payments that would be made for federal or state taxes in connection with an adverse ruling by the IRS on the tax-free structure of the June 1999 disposition of the fleet business will not be significant; (xvii) the statements concerning an increase in the capacity under our committed mortgage repurchase facility; and (xviii) the belief that we will be granted additional waivers extending the deadlines for delivery of financial statements as required by certain of our financing, servicing, hedging and related agreements.
      The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” could cause actual results to differ materially from those expressed in such forward-looking statements:

•	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

•	the outcome of civil litigation pending against us, our directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such directors and executive officers will be covered by our directors and officers insurance;

•	our ability to meet the extended deadlines for the delivery of our quarterly financial statements under our waivers under financing agreements and, if not, our ability to obtain additional waivers under our financing agreements and to satisfy our obligations under certain of our contractual and regulatory requirements for the delivery of our quarterly financial statements;

•	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

•	the effects of a decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our mortgage services business;

•	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

•	the effects of changes in the interest rate option volatility, spreads between mortgage rates and interest rate swaps and the shape of the yield curve, particularly on the performance of our pipeline and mortgage servicing rights hedges and our mortgage servicing rights valuation;

•	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

•	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

•	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

•	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

•	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

•	our ability to establish and maintain a functional corporate structure and to operate as an independent organization;

•	our ability to maintain certain outsourced information technology services by either engaging a new third-party service provider or extending our transition services agreement and entering into our own independent relationship with the existing third-party service provider;

•	our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;

•	our ability to maintain our relationships with our existing clients;

•	a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants could negatively impact our access to the secondary market for mortgage loans and our ability to act as servicer for mortgage loans sold into the secondary market; and

•	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

      Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.
      The factors and assumptions discussed above may have an impact on the continued accuracy of any forward-looking statements that we make. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business
History
      Prior to February 1, 2005, we were a wholly owned subsidiary of Cendant Corporation (renamed Avis Budget Group, Inc.) (“Cendant”) that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off (the “Spin-Off”). In connection with the Spin-Off, we entered into several contracts with Cendant and its real estate services division to provide for the separation of our business from Cendant and the continuation of certain business arrangements with Cendant’s real estate services division, including a separation agreement, a tax sharing agreement, a transition services agreement, a strategic relationship agreement, a marketing agreement, trademark license agreements and the operating agreement for PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans” or the “Mortgage Venture”). Cendant spun-off its real estate services division, Realogy, including its relocation subsidiary, Cartus Corporation (together with its subsidiaries, “Cartus”) (formerly known as Cendant Mobility Services Corporation (“Cendant Mobility”)) into an independent, publicly traded company (the “Realogy Spin-Off”) effective July 31, 2006. (See “— Arrangements with Cendant” and “— Arrangements with Realogy” for more information.)
      Prior to our Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation business, Cartus, fuel card business, Wright Express LLC (together with its subsidiaries, “Wright Express”), and other subsidiaries that engaged in the relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, our financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 25, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).
Overview
      We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: Mortgage Production, Mortgage Servicing and Fleet Management Services.
      Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which is inclusive of PHH Home Loans. PHH Home Loans is a mortgage venture, which began operations in October 2005 that we maintain with Realogy. PHH Mortgage and PHH Home Loans both conduct business throughout the United States. Our Mortgage Production segment focuses on providing private label mortgage services to financial institutions and real estate brokers.
      Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated or for which PHH Mortgage purchased the mortgage servicing rights. Our Mortgage Servicing segment also acts as subservicer for certain clients that own the underlying contractual rights. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for payment of mortgage-related expenses and administering our mortgage loan servicing portfolio.
      Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC, doing business as PHH Arval (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings. These services include management and leasing of vehicles and other fee-based services for our clients’ vehicle fleets.

Available Information
      Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, NJ 08054. Our telephone number is (856) 917-1744. Our corporate website is located at www.phh.com, and our filings pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website under the tabs “Investor Relations — SEC Reports” as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission. Our Corporate Governance Guidelines, our Code of Business Ethics and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.
      Interested readers may also read and copy any materials that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Readers may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission (the “SEC”) at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains our reports.
OUR BUSINESS
Our Segments
      We changed the composition of our reportable business segments, effective December 31, 2005, by separating the business that was formerly called the Mortgage Services segment into two operating segments, a Mortgage Production segment and a Mortgage Servicing segment, which resulted in three business segments for our business operations, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. As a result of the change in segments, the financial information for our Mortgage Services segment in our Consolidated Financial Statements for periods prior to December 31, 2005 has been restated to reflect the separation into a Mortgage Production segment and a Mortgage Servicing segment.
Mortgage Production Segment
      Our Mortgage Production segment focuses on providing mortgage services, including private label mortgage services, to financial institutions and real estate brokers through PHH Mortgage and PHH Home Loans, which conduct business throughout the United States. Our Mortgage Production segment generated approximately 21%, 29% and 56% of our Net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth the Net revenues, segment profit or loss (as described in Note 24, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Production segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Mortgage Production Net revenues	$524	$700	$1,478
Mortgage Production Segment (loss) profit	(17)	109	739
Mortgage Production Assets	2,640	2,797	3,078
      The Mortgage Production segment principally generates revenue through fee-based mortgage loan origination services and sales of originated and purchased mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. For the year ended December 31, 2005, PHH Mortgage was the 8th largest retail originator of residential mortgages and the 17th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage loan origination services to financial institutions and the only mortgage company authorized to use Century 21, Coldwell Banker, and ERA brand names in marketing our mortgage loan products through the Mortgage Venture and other arrangements that we have with Realogy. See “— Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement” and “— Marketing Agreements.” For the year ended December 31, 2005, we originated mortgage loans for approximately 18% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 4% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.
      We originate mortgage loans through three principal business channels: financial institutions (on a private label or co-branded basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and third-party brokers) and relocation (mortgage services for clients of Cartus).

•	Financial Institutions Channel: We are a leading provider of “private label” mortgage loan originations for financial institutions and other entities throughout the United States. In this channel, we offer a complete outsourcing solution, from processing applications through funding for clients that wish to offer mortgage services to their customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation (“Merrill Lynch”), TD Banknorth, N.A. and Charles Schwab Bank. This channel generated approximately 50%, 54% and 67% of our mortgage loan originations for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately 24% of our mortgage loan originations for the year ended December 31, 2005 were from a single client, Merrill Lynch. (See “— Arrangements with Merrill Lynch” for more information.)

•	Real Estate Brokers Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business (together with its subsidiaries, “NRT”), brokers associated with Realogy’s franchised brokerages (“Realogy franchisees”) and brokers that are not affiliated with Realogy (“third-party brokers”). Realogy has agreed that the residential and commercial real estate brokerage business owned and operated by NRT and the title and settlement services business owned and operated by Title Research Group LLC (formerly known as Cendant Settlement Services Group) (together with its subsidiaries, “TRG”) will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Services Venture Partner Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.) (the “Realogy Member” and together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any Realogy franchisee acting in such capacity, (ii) all customers of the Realogy Entities (excluding Realogy franchisees or any employee or independent sales associate thereof acting in such capacity), and (iii) all U.S.-based employees of Cendant. (See “— Arrangements with Realogy — Strategic Relationship Agreement” for more information.) In general, our capture rate of mortgages where we are the exclusive recommended provider is much higher than in other situations. For Realogy franchisees, Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have each agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. (See “— Arrangements with Realogy — Marketing Agreements” for more information.) Additionally, for Realogy franchisees and third-party brokers, we endeavor to enter into separate marketing service agreements (“MSAs”) or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive MSAs with 40% of Realogy franchisees as of December 31, 2005. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerage services in the United States. In this channel, we primarily operate on a private label basis, incorporating the brand name associated with the real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. This channel generated approximately 45%, 41% and 30% of our mortgage loan originations from our Mortgage Production segment for the years ended December 31, 2005, 2004 and 2003, respectively, substantially all of which was originated from Realogy and the Realogy franchisees in 2005. (See “— Arrangements with Realogy” for more information.)

•	Relocation Channel: In this channel, we work with Cartus, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the United States. This relocation channel generated approximately 5%, 5% and 3% of our mortgage loan originations for the years ended December 31, 2005, 2004 and 2003, respectively. All of our mortgage loan originations from this channel were from Cartus. (See “— Arrangements with Realogy” for more information.)
      Included in the Real Estate Brokers and Relocation Channels described above is the Mortgage Venture that we have with Realogy. The Mortgage Venture commenced operations in the beginning of October 2005. At that time, we contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture. The provisions of the strategic relationship agreement govern the manner in which the Mortgage Venture is recommended by Realogy. See “— Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement.” The Mortgage Venture originates and sells mortgage loans primarily sourced through NRT and Cartus. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or other third-party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain mortgage servicing rights (“MSRs”) for any loans it originates.
      We own 50.1% of the Mortgage Venture through our wholly owned subsidiary, PHH Broker Partner Corporation (“PHH Member”), and Realogy owns the remaining 49.9% through its wholly owned subsidiary, Realogy Member. The Mortgage Venture is consolidated within our financial statements, and Realogy Member’s ownership interest in the Mortgage Venture is reflected in our financial statements as a minority interest. The Mortgage Venture did not materially impact our financial statements for the year ended December 31, 2005. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries. The termination of our Mortgage Venture with Realogy or of our exclusivity arrangement for the Mortgage Venture under the strategic relationship agreement could have a material adverse effect on our financial condition and our results of operations. (See “— Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement” for more information.)
      Our mortgage loan origination channels are supported by three distinct platforms:

•	Teleservices: We operate a teleservices operation (also known as our Phone In, Move In® program) that provides centralized processing along with consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

•	Field Sales Professionals: Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the United States, and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications. Through our MyChoicetm program, mortgage advisors are assigned a dedicated territory for marketing efforts and customers are provided with the option of applying for mortgage loans over the telephone, in person or online through the internet.

•	Closed Mortgage Loan Purchases: We purchase closed mortgage loans from community banks, credit unions and mortgage brokers and mortgage bankers. We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

      The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Total closings	$48,185	$52,553	$83,701
Loans closed to be sold	36,219	34,405	60,333
Fee-based closings	11,966	18,148	23,368
Loans sold	35,541	32,465	59,521
Total Mortgage Originations by Channel:
Financial institutions	50%	54%	67%
Real estate brokers	45%	41%	30%
Relocation	5%	5%	3%
Total Mortgage Originations by Platform:
Teleservices	57%	60%	67%
Field sales professionals	24%	25%	20%
Closed mortgage loan purchases	19%	15%	13%
      Fee-based closings are comprised of mortgages originated for others (including brokered loans and loans originated through our financial institutions channel). Loans originated by us and purchased from financial institutions are included in loans closed to be sold while loans retained by financial institutions are included in fee-based closings.
      The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,

	2005	2004	2003

Fixed rate	47%	60%	63%
Adjustable rate	53%	40%	37%
Conforming(1)	49%	62%	69%
Non-conforming	51%	38%	31%
Purchase	67%	66%	42%
Refinance	33%	34%	58%
First mortgages	89%	91%	96%
Home equity lines of credit	11%	9%	4%

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”).

Appraisal Services Business
      Our Mortgage Production segment includes our appraisal services business. In January 2005, Cendant contributed STARS, its appraisal services business, to us. STARS provides appraisal services utilizing a network of approximately 4,200 third-party professional licensed appraisers offering local coverage throughout the United States, and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels. The results of operations and financial position of STARS are included in our Mortgage Production segment for all periods presented.

Mortgage Servicing Segment
      Our Mortgage Servicing segment consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. We principally generate revenue for our Mortgage Servicing segment through fees earned for servicing mortgage loans held by investors. (See Note 1, “Summary of Significant Accounting Policies — Revenue Recognition — Mortgage Servicing” in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our Loan servicing income.) We also generate revenue from reinsurance income from our wholly owned subsidiary, Atrium Insurance Corporation (“Atrium”). Our Mortgage Servicing segment generated approximately 10% and 5% of our Net revenues for the years ended December 31, 2005 and 2004, respectively. The high amortization rate in 2003, coupled with the provision for mortgage servicing right impairment caused our Mortgage Servicing segment to generate negative Net revenues for the year ended December 31, 2003. The following table sets forth the Net revenues, segment profit or loss (as described in Note 24, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Servicing segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Mortgage Servicing Net revenues	$236	$119	$(211)
Mortgage Servicing Segment profit (loss)	140	12	(339)
Mortgage Servicing Assets	2,555	2,242	2,597
      PHH Mortgage typically retains the mortgage servicing rights (“MSR” or “MSRs”) on the mortgage loans that it sells. An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, as described above.

      The following table sets forth summary data of our mortgage loan servicing activities as of December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

	(Dollars in millions,
	except average loan size)
Average loan servicing portfolio	$147,304	$143,521	$127,992
Ending loan servicing portfolio(1)	$154,843	$143,056	$136,427
Number of loans serviced(1)	1,010,855	906,954	888,860
Average loan size(1)	$153,180	$157,731	$153,485
Weighted-average interest rate(1)	5.80%	5.39%	5.36%
Delinquent Mortgage Loans:(1)(2)
30 days	1.75%	1.72%	1.75%
60 days	0.36%	0.32%	0.29%
90 days or more	0.38%	0.29%	0.39%

Total delinquencies	2.49%	2.33%	2.43%

Foreclosures/real estate owned/bankruptcies	0.67%	0.59%	0.70%
Major Geographical Concentrations:(1)
California	11.4%	11.0%	10.9%
New Jersey	8.8%	9.3%	9.4%
New York	7.4%	7.9%	7.9%
Florida	7.4%	7.3%	7.1%
Texas	5.0%	5.4%	5.6%
Other	60.0%	59.1%	59.1%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.5 billion, $2.7 billion and $2.2 billion as of December 31, 2005, 2004 and 2003, respectively.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total unpaid balance of the portfolio.

Mortgage Guaranty Reinsurance Business
      Our Mortgage Servicing segment also includes our reinsurance business, which we conduct through Atrium, our wholly owned subsidiary and a New York domiciled monoline mortgage guaranty insurance corporation. Atrium does not write direct insurance policies, but acts as a reinsurer of a portion of the ultimate net losses on mortgage insurance policies underwritten by third parties. Atrium receives premiums from certain third-party insurance companies and provides reinsurance solely in respect of primary mortgage insurance issued by those third-party insurance companies on loans originated through our various loan origination channels.

Competition
      The principal factors for competition for our Mortgage Production and Mortgage Servicing segments are service, quality, products, and price. Competitive conditions also can be impacted by shifts in consumer preference between variable-rate mortgages and fixed-rate mortgages, depending on the interest rate environment. In our Mortgage Production segment, we work with our clients to develop new and competitive loan products that address their specific customer needs. In our Mortgage Servicing segment, we focus on customer service while working to enhance the efficiency of our servicing platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients. Within every process in our Mortgage Production and Mortgage Servicing segments, employees are trained to provide high levels of customer service. We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.
      According to Inside Mortgage Finance, PHH Mortgage was the 8th largest retail mortgage loan originator in the United States with a 3.3% market share as of December 31, 2005 and the 10th largest mortgage loan servicer with a 1.7% market share as of December 31, 2005. Some of our largest competitors include Countrywide Financial, Wells Fargo Home Mortgage, Washington Mutual, Chase Home Finance, CitiMortgage, Bank of America, and GMAC Mortgage Corporation. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage.
      We believe the mortgage industry will become increasingly competitive in 2007 as industry and margins and volumes contract due to higher interest rates. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. See “Our Business — Mortgage Production Segment” for more information.
      We are party to a strategic relationship agreement dated as of January 31, 2005, between PHH Mortgage, PHH Home Loans, PHH Broker Partner Corporation, Realogy, Realogy Venture Partner and Cendant, which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by the Cendant real estate services division (now known as Realogy). The strategic relationship agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the United States (or any company affiliated with them). See “— Arrangements with Realogy — Strategic Relationship Agreement” below for more information.

Seasonality
      Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. Our Mortgage Servicing segment is generally not subject to seasonal trends; however, delinquency rates typically rise temporarily in the winter months, driven by the mortgagor payment patterns.

Trademarks and Intellectual Property
      The trade names and related logos of our financial institutions clients are material to our Mortgage Production and Mortgage Servicing segments. Our financial institution clients license the use of their names to us in connection with our private label business. These trademark licenses generally run for the duration of our origination services agreements with such financial institution clients and facilitate the origination services that we provide to them. Realogy’s brand names and related items, such as logos and domain names, of its owned and franchised residential real estate brokerages are material to our Mortgage Production and Mortgage Servicing segments. Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in our mortgage loan origination services that we provide to Realogy’s owned real estate brokerage, relocation and settlement services businesses. In connection with the Spin-Off, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage entered into a trademark license agreement pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s franchised real estate brokerage business. PHH Mortgage was granted a license to use brand names and related items, such as domain names, in connection with Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however this license terminated upon PHH Home Loans commencing operations. PHH Home Loans is party to its own trademark license agreement with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s owned real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. See “— Arrangements with Realogy — Trademark License Agreements” for more information about the trademark license agreements.

Mortgage Regulation
      Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures and other trade practices; and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators. The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as the race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices. The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict the payment of fees or other consideration for the referral of real estate settlement services. The establishment of PHH Home Loans and the continuing relationships between and among PHH Home Loans, Realogy and us are subject to the anti-kickback requirements of RESPA. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will be applied in a manner that may adversely impact our business or make regulatory compliance more difficult or expensive.

Insurance Regulation
      Our wholly owned insurance subsidiary, Atrium Insurance Corporation, is subject to insurance regulations in the State of New York relating to, among other things, standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting; as well as other underwriting and claims practices. The New York State Insurance Department also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters.
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
Fleet Management Services Segment
      We provide fleet management services to corporate clients and government agencies through PHH Arval throughout the United States and Canada. We are a fully integrated provider of these services with a broad range of product offerings. We are the second largest provider of outsourced commercial fleet management services in the United States and Canada, combined, according to a nationally recognized industry publication. We focus on clients with fleets of greater than 500 vehicles (the “large fleet market”) and clients with fleets of between 75 and

500 vehicles (the “national fleet market”). Following our acquisition of First Fleet Corporation (“First Fleet”) on February 27, 2004, we enhanced our truck fleet offering and are increasing our efforts to attract customers in this market. As of December 31, 2005, we had more than 329,000 vehicles leased, primarily consisting of cars and light trucks and, to a lesser extent medium and heavy trucks, trailers and equipment and approximately 294,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. We purchase more than 80,000 vehicles annually. Our Fleet Management Services segment generated 69%, 66% and 52% of our Net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The following table sets forth the Net revenues, segment profit (as described in Note 24, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Fleet Management Services segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Fleet Management Services Net revenues	$1,711	$1,578	$1,369
Fleet Management Services Segment profit	80	48	40
Fleet Management Services Assets	4,716	4,409	4,030
      We offer fully integrated services that provide solutions to clients subject to their business objectives. We place an emphasis on customer service and focus on a consultative approach with our clients. Our employees support each client in achieving the full benefits of outsourcing fleet management, including lower costs and better operations. We offer 24-hour customer service for the end-users of our products and services. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems provide clients access to customized reports to better monitor and manage their corporate fleets.
      We provide corporate clients and government agencies the following services and products:

•	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of floating-rate notes and borrowings through an asset-backed structure. For the year ended December 31, 2005, we averaged 325,000 leased vehicles. Substantially all of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 97% of the vehicles financed by us in the United States and Canada. These leases typically have a minimum lease term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. At the appropriate replacement period, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the book value. For the remaining 3% of the vehicles financed by us, we retain the residual risk of the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the ending dollar amount of leases have not exceeded 0.07% in any of the last three fiscal years. During the years ended December 31, 2005, 2004 and 2003 our fleet leasing and fleet management servicing generated approximately 95% of our revenues for our Fleet Management Services segment in each year.

•	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the United States and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide customers with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network, (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2005, we averaged 338,000 maintenance service cards outstanding in the United States and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

•	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center, (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provides clients with favorable terms, and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2005, we averaged 332,000 vehicles that were participating in accident management programs with us in the United States and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

•	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with evaluation of overall fleet performance and costs. Our fuel card offered through a relationship with Wright Express in the U.S. and through a proprietary card in Canada offers expanded fuel management capabilities on one service card. For the year ending December 31, 2005, we averaged 321,000 fuel cards outstanding in the United States and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel providers.

      The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Net revenues:
Domestic	$1,654	$1,530	$1,322
Foreign	57	48	47
      The following table set forth our Fleet Management Services segment’s Assets located domestically and in foreign countries as of December 31, 2005, 2004 and 2003:

	December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Assets:
Domestic	$4,529	$4,235	$3,899
Foreign	187	174	131

Leases
      We lease vehicles to our clients under both open-end and closed-end leases. The majority of our leases are to corporate clients and are open-end leases, a form of lease in which the customer bears substantially all of the vehicle’s residual value risk.
      Our open-end operating lease agreements generally provide for a minimum lease term of 12 months. At any time after the end of the minimum term, the client has the right to terminate the lease for a particular vehicle. We typically then sell the vehicle into the secondary market. If the net proceeds from the sale are greater than the vehicle’s book value, the client receives the difference. If the net proceeds from the sale are less than the vehicle’s book value, the client pays us substantially all of the difference. Closed-end leases, on the other hand, are entered into for a designated term of 24, 36 or 48 months. At the end of the lease, the client returns the vehicle to us. Except for excess wear and tear or excess mileage, for which the client is required to reimburse us, we then bear the risk of loss upon resale.
      Open-end leases may be classified as operating leases or direct financing leases depending upon the nature of the residual guarantee. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating-rate basis that varies month-to-month in accordance with changes in the floating-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the expected lease term. Revenue for other services is recognized when such services are provided to the lessee.
      We sell certain of our truck and equipment leases to third-party banks and individual financial institutions. When we sell leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions.

Trademarks and Intellectual Property
      The service mark “PHH” and related trademarks and logos are material to our Fleet Management Services segment. All of the material marks used by us are registered (or have applications pending for registration) with the United States Patent and Trademark Office. All of the material marks used by us are also registered in Canada, and the “PHH” mark and logo are registered (or have applications pending) in those major countries where we have strategic partnerships with local providers of fleet management services. Except for the Arval mark, which we license from a third party so that we can do business as PHH Arval, we own the material marks used by us in our Fleet Management Services segment.

Competition
      We differentiate ourselves from our competitors primarily on three factors: the breadth of our product offering, customer service and technology. Unlike certain of our competitors that focus on selected elements of the fleet management process, we offer fully integrated services. In this manner, we are able to offer customized solutions to clients regardless of their needs. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems enable clients to download customized reports to better monitor and manage their corporate fleets. Our competitors in the United States and Canada include GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Certain of our competitors are larger than we are and have access to greater financial resources than we do.

Seasonality
      The revenues generated by our Fleet Management Services segment are generally not seasonal.

Commercial Fleet Leasing Regulation
      We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles, certain consumer credit and environmental protection. Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our lease contracts require that each lessee indemnify us against such liabilities; however, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease. A new federal law was enacted that preempts state vicarious liability laws that impose unlimited liability on vehicle lessors. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. The scope and application of this law have not been tested. (See “Item 1A. Risk Factors — Risks Related to our Business — The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.” for more information.)
Employees
      As of December 31, 2005, we employed a total of approximately 7,060 persons, including approximately 5,660 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,370 persons in our Fleet Management Services segment and approximately 30 corporate employees. As of September 30, 2006, we employed a total of approximately 6,700 persons, including approximately 5,260 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,400 in our Fleet Management Services segment and approximately 40 corporate employees. Management considers our employee relations to be satisfactory. As of September 30, 2006, none of our employees were covered under collective bargaining agreements.
ARRANGEMENTS WITH CENDANT
      Prior to February 1, 2005, we were a wholly owned subsidiary of Cendant and provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off. We entered into several contracts with Cendant in connection with the Spin-Off to provide for our separation from Cendant and the transition of our business as an independent company, including a separation agreement, a tax sharing agreement and a transition services agreement.
Separation Agreement
      In connection with the Spin-Off, we and Cendant entered into a separation agreement that provided for our internal reorganization whereby we distributed our former relocation business and fuel card business to Cendant and Cendant contributed its former appraisal business, STARS, to us. The separation agreement also provided for the allocation of the costs of the Spin-Off, the establishment of our pension, 401(k) and retiree medical plans, our assumption of certain Cendant stock options and restricted stock awards (as adjusted and converted into awards relating to our common stock), our assumption of certain pension obligations and certain other provisions customary for agreements of its type.
      Following the Spin-Off, the separation agreement requires us to exchange information with Cendant, resolve disputes in a particular manner, maintain the confidentiality of certain information and preserve available legal privileges. The separation agreement also provides for a mutual release of claims by Cendant and us, indemnification rights between Cendant and us and the non-solicitation of employees by Cendant and us.

Allocation of Costs and Expenses Related to the Transaction
      Pursuant to the separation agreement, all out-of-pocket fees and expenses incurred by us or Cendant directly related to the Spin-Off (other than taxes, which are allocated pursuant to the amended and restated tax sharing agreement) are to be paid by Cendant; provided, however, Cendant is not obligated to pay any such expenses incurred by us unless such expenses have had the prior written approval of an officer of Cendant. Additionally, we are responsible for our own internal fees, costs and expenses, such as salaries of personnel, incurred in connection with the Spin-Off.

Release of Claims
      Under the separation agreement, we and Cendant release one another from all liabilities that occurred, failed to occur or were alleged to have occurred or failed to occur or any conditions existing or alleged to have existed on or before the date of the Spin-Off. The release of claims, however, does not affect Cendant’s or our rights or obligations under the separation agreement, the amended and restated tax sharing agreement or the transition services agreement.

Indemnification
      Pursuant to the separation agreement, we agree to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the amended and restated tax sharing agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from:

•	any of our liabilities, including, among other things:

(i)	all liabilities reflected in our pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet,

(ii)	all liabilities relating to our business whether before or after the date of the Spin-Off,

(iii)	all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC (which changed its name to Chesapeake Finance Holdings LLC effective March 7, 2006),

(iv)	any liabilities relating to our or our affiliates’ employees, and

(v)	all liabilities that are expressly allocated to us or our affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the separation agreement, the amended and restated tax sharing agreement or the transition services agreement;

•	any breach by us or our affiliates of the separation agreement, the amended and restated tax sharing agreement or the transition services agreement (described below under “— Transition Services Agreement”); and

•	any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005 (the “Form 8-A”), the information statement (the “Information Statement”) filed by us as an exhibit to our Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation (the “Investor Presentation”) filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.
      Cendant is obligated to indemnify us for any losses (other than losses relating to taxes, indemnification for which is provided in the amended and restated tax sharing agreement described below under “— Tax Sharing Agreement”) that any party seeks to impose upon us or our affiliates that relate to:

•	any liabilities other than liabilities we have assumed or any liabilities relating to the Cendant business;

•	any breach by Cendant or its affiliates of the separation agreement, the amended and restated tax sharing agreement or the transition services agreement; and

•	any liabilities relating to information in the Form 8-A, the Information Statement or the Investor Presentation provided by Cendant.

      In addition, we and our pension plan have agreed to indemnify Cendant and its pension plan, and Cendant and its pension plan have agreed to indemnify us and our pension plan, with respect to any liabilities involving eligible participants in our and Cendant’s pension plans, respectively.
Tax Sharing Agreement
      In connection with the Spin-Off, we and Cendant entered into a tax sharing agreement that contains provisions governing the allocation of liability for taxes between Cendant and us, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. On December 21, 2005, we and Cendant entered into an amended and restated tax sharing agreement which clarifies that Cendant shall be responsible for tax liabilities and potential tax benefits for certain tax returns and time periods.

Allocation of Liability for Taxes
      Pursuant to the amended and restated tax sharing agreement, Cendant is responsible for all federal, state and local income taxes of or attributable to any affiliated or similar group filing a consolidated, combined or unitary income tax return of which any of Cendant or its affiliates (other than us or our subsidiaries) is the common parent for any taxable period beginning on or before January 31, 2005, except, in certain cases, for taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free as described more fully below. Cendant is responsible for all other income taxes and all non-income taxes attributable to Cendant and its subsidiaries (other than us or our subsidiaries), and, except, as noted below, for certain separate income taxes attributable to years prior to 2004, which are Cendant’s responsibility, we are responsible for all other income taxes and all non-income taxes attributable to us and our subsidiaries. As a result of the resolution of any tax contingencies that relate to audit adjustments due to taxing authorities’ review of prior income tax returns and any effects of current year income tax returns, our tax basis in certain of our assets may be adjusted in the future. We are responsible for any corporate level taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure was the result of our or our subsidiaries’ actions, misrepresentations or omissions. We also are responsible for 13.7% of any corporate level taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure is not due to the actions, misrepresentations or omissions of Cendant or us or our respective subsidiaries. Such percentage was based on the relative pro forma net book values of Cendant and us as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. We have agreed to indemnify Cendant and its subsidiaries and Cendant has agreed to indemnify us and our subsidiaries for any taxes for which the other is responsible.
      The amended and restated tax sharing agreement, dated as of December 21, 2005, clarifies that Cendant is responsible for separate state taxes on a significant number of our income tax returns for years 2003 and prior. We will cooperate with Cendant on any federal and state audits for these years, but will not be responsible for any liabilities that may result from such audits.

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

Tax Benefits
      If we become entitled to certain tax attributes or benefits (related to the Avis merger agreement) subsequent to the Spin-Off that relate to an audit adjustment for a consolidated, combined, unitary or similar income tax return for a certain tax year prior to the Spin-Off for which Cendant is responsible under the amended and restated tax sharing agreement, we are required to make payments to Cendant in respect of these tax attributes or benefits if and to the extent that we actually realize a tax benefit for a post Spin-Off taxable year (i.e., such tax attributes or benefits actually reduce the income taxes that we otherwise would have been required to pay had no such audit adjustment occurred). If we or our subsidiaries become entitled to receive payments from the State of New Jersey that are attributable to the New Jersey Business Employment Incentive Program for taxable years (or portions thereof) ending on or before the Spin-Off, we are required to pay such amounts (net of certain expenses we have incurred in connection with establishing entitlement to those amounts) to Cendant within five days of receipt thereof.
Transition Services Agreement
      In connection with the Spin-Off, we entered into a transition services agreement with Cendant and Cendant Operations, Inc. that governs certain continuing arrangements between us and Cendant to provide for our orderly transition from a wholly owned subsidiary to an independent, publicly traded company.
      Pursuant to the transition services agreement, Cendant, through its subsidiary Cendant Operations, Inc., provided us, and we provided to Cendant, various services including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, external reporting, telecommunications services and information technology services. Prior to the Spin-Off, Cendant provided these and other services to us and allocated certain corporate costs to us which, in the aggregate, were approximately $32 million for the year ended December 31, 2004. During 2005, we paid Cendant $3 million for services related to corporate functions under the transition services agreement. During 2005, we increased our internal capabilities to reduce our reliance on Cendant for these services. Additionally, we may continue to purchase certain information technology services through Cendant under their current contracts on terms consistent with our historic cost from Cendant. The transition services agreement also contains agreements relating to indemnification, access to information and certain other provisions customary for agreements of this type. We have the right to receive reasonable information with respect to charges for transition services provided by Cendant.
      The cost of each transition service under the transition services agreement generally reflects the same payment terms and is calculated using the same cost-allocation methodologies for the particular service as those associated with historic costs for the equivalent services, and at a rate intended to approximate an arm’s-length pricing negotiation as if there were no pre-existing cost-allocation methodology; however, the agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Spin-Off. (See “Item 1A. Risk Factors — Risks Related to the Spin-Off — Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.” for more information.) The transition services agreement will expire January 31, 2007, unless otherwise extended by us and Cendant. After the expiration of the arrangements contained in the transition services agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we received from Cendant.

      With respect to the outsourced information technology services currently provided to us under the transition services agreement, we are pursuing alternative arrangements, including (i) extending the transition services agreement with Cendant to provide for the continuation of the outsourced information technology services and entering into our own independent relationship with the existing third-party service provider for these services; or (ii) engaging a new third party to provide these services. While we believe we will be able to implement either of these alternative arrangements in a timely manner, there can be no assurances that this result will occur. If we are unable to enter into either of these alternative arrangements in a timely manner, it will likely have a material and adverse effect on our business, financial condition, results of operations or cash flows.
      Prior to the Spin-Off, we provided Cendant and certain Cendant affiliates, subsidiaries and business units with certain information technology support, equipment and services at or from our data center, and certain PC desktop support for approximately 100 Cendant personnel, located at our facility in Sparks, Maryland. During 2005, we provided these services to Cendant and applicable affiliates, subsidiaries and business units under the transition services agreement. Cendant terminated the provision of these services as of January 1, 2006.
ARRANGEMENTS WITH REALOGY
      In connection with the Spin-Off, we entered into several contracts with Cendant’s real estate services division to provide for the continuation of certain business arrangements, including the operating agreement for PHH Home Loans, a strategic relationship agreement, a marketing agreement, and two trademark license agreements. Cendant’s real estate services division, Realogy, became an independent, publicly traded company pursuant to the Realogy Spin-Off effective July 31, 2006. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerages, and the largest owner and operator of residential real estate brokerages in the U.S. and the largest U.S. provider of relocation services. As a result of the Realogy Spin-Off, we have determined that certain amendments to these agreements may be necessary or appropriate. As of the filing date of this Form 10-K, we have not obtained these amendments. There can be no assurances that we will be able to obtain any amendments we believe may be necessary or appropriate or that if obtained that these amendments will be on terms favorable to us.
Mortgage Venture Between Realogy and PHH
      Realogy, through its subsidiary Realogy Member, and we, through our subsidiary, PHH Member, are parties to the Mortgage Venture for the purpose of originating and selling mortgage loans sourced through Realogy’s owned residential real estate brokerage, corporate relocation and settlement services businesses, NRT, Cartus and TRG, respectively. In connection with the formation of the Mortgage Venture, we contributed assets and transferred employees to the Mortgage Venture that historically supported originations from NRT and Cartus. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination as described below under “— Termination” or non-renewal by PHH Member after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that PHH Member does not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term subject to earlier termination as described below under “— Termination.”
      The Mortgage Venture commenced operations in October 2005 and is licensed, where applicable, to conduct loan origination, loan sales and related operations in those jurisdictions in which it is doing business. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or to unaffiliated third-party investors on arm’s-length terms. The Mortgage Venture Operating Agreement provides that the members of the Mortgage Venture intend that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third-party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. As discussed under “— Marketing Agreements,” PHH Mortgage entered into interim marketing agreements with NRT and Cartus pursuant to which Cendant, NRT and Cartus agreed that PHH Mortgage was the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cartus to its customers and clients. The interim marketing services agreements terminated following commencement of the Mortgage

Venture. Thereafter, the provisions of the strategic relationship agreement, as discussed in more detail below, began to govern the manner in which the Mortgage Venture is recommended.

Ownership and Distributions
      We own 50.1% of the Mortgage Venture through PHH Member, and Realogy owns the remaining 49.9% of the Mortgage Venture, through Realogy Member. The Mortgage Venture is consolidated within our Consolidated Financial Statements, and for the year ended December 31, 2005, Realogy’s ownership interest in the Mortgage Venture is reflected in our Consolidated Financial Statements as a minority interest. The Mortgage Venture did not materially impact our results of operations for the year ended December 31, 2005. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.

Management
      We manage the Mortgage Venture through PHH Member with the exception of certain specified actions that are subject to approval by Realogy through the board of advisors. The Mortgage Venture has a board of advisors consisting of representatives of Realogy and PHH. The board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of the Mortgage Venture for which Realogy’s approval is required.

Termination
      Pursuant to the Mortgage Venture Operating Agreement, Realogy Member has the right to terminate the Mortgage Venture and the strategic relationship agreement in the event of:

•	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Member may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Member a $1.0 million fee at the beginning of each such one-month period;

•	a change in control of us, PHH Member or any other affiliate of ours involving certain competitors or other specified parties;

•	a material breach, not cured within the requisite cure period, by us, PHH Member or any other affiliate of ours of the representations, warranties, covenants or other agreements (discussed below) under any of the Mortgage Venture Operating Agreement, the strategic relationship agreement (described below under “— Strategic Relationship Agreement”), the marketing agreement (described below under “— Marketing Agreements”), the trademark license agreements (described below under “— Trademark License Agreement”), the management services agreement (described below under “— Management Services Agreement”) and certain other agreements entered into in connection with the Spin-Off;

•	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

•	the bankruptcy or insolvency of us or PHH Mortgage, or

•	any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to Cendant or any of its subsidiaries.
      As defined in the Mortgage Venture Operating Agreement, a “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture, and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate or the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above, or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.
      The representations, warranties, covenants and other agreements in the strategic relationship agreement, marketing agreement, trademark license agreements and management services agreement include, among others: (i) customary representations and warranties made by us or our affiliated party to such agreements, (ii) our confidentiality agreements in the Mortgage Venture Operating Agreement and the strategic relationship agreement with respect to Realogy information, (iii) our obligations under the Mortgage Venture Operating Agreement, (iv) our indemnification obligations under the Mortgage Venture Operating Agreement, the strategic relationship agreement, and the trademark license agreements, (v) our non-competition agreements in the strategic relationship agreement and (vi) our termination assistance agreements in the strategic relationship agreement in the event that the Mortgage Venture is terminated.
      Upon a termination of the Mortgage Venture Operating Agreement by Realogy Member, Realogy Member will have the right either (i) to require that PHH Mortgage or PHH Member purchase all of its interest in the Mortgage Venture or (ii) to cause PHH Member to sell its interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Member.
      The exercise price at which PHH Mortgage or PHH Member would be required to purchase Realogy Member’s interest in the Mortgage Venture would be the sum of the following: (i) the capital account balance for Realogy Member’s interest in the Mortgage Venture as of the closing date of the purchase; (ii) the aggregate amount of all past due quarterly distributions to Realogy Member and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the purchase; and (iii) any amount equal to 49.9% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the purchase attributable to mortgage loans in process at any time prior to the closing date of the purchase. The exercise price would also include a liquidated damages payment equal to the sum of (i) two times the Mortgage Venture’s trailing twelve months net income (except that, in the case of a termination by Realogy Member following a change in control of us, PHH Member or an affiliate of ours, PHH Member may be required to make a cash payment to Realogy Member in an amount equal to its allocable share of the Mortgage Venture’s trailing twelve months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first twelve years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years, and (ii) all costs reasonably incurred by Cendant in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the strategic relationship agreement, marketing agreement and trademark license agreements.
      The sale price at which PHH Member would be required to sell its interest in the Mortgage Venture would be the sum of (i) the fair value of the interests as of the closing date of the sale, (ii) the aggregate amount of all past due quarterly distributions to PHH Member and any unpaid distribution in respect to the most recently completed fiscal quarter as of the closing date of the sale, and (iii) any amount equal to 50.1% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the sale attributable to mortgage loans in process at any time prior to the closing date of the sale. The fair value of the interests would be equal to PHH Member’s proportionate share of the Mortgage Venture’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the twelve months prior to the closing date of the sale, multiplied by a then-current average market EBITDA multiple for mortgage banking companies.

Two-Year Termination
      Beginning on February 1, 2015, the tenth anniversary of the Mortgage Venture Operating Agreement, Realogy Member may terminate the Mortgage Venture Operating Agreement at any time by giving two years’

prior written notice to us (a “two-year termination”). Upon a two-year termination of the Mortgage Venture Operating Agreement by Realogy Member, Realogy Member will have the option either (i) to require that PHH Member purchase all of Realogy Member’s interest in the Mortgage Venture or (ii) to cause PHH Member to sell its interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Member.
      The exercise price at which PHH Member would be required to purchase Realogy Member’s interest in the Mortgage Venture would be the sum of the following: (i) the fair value of Realogy Member’s interest in the Mortgage Venture as of the closing date of the purchase; (ii) the aggregate amount of all past due quarterly distributions to Realogy Member and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the purchase; and (iii) any amount equal to 49.9% of the net income realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the purchase attributable to mortgage loans in process at any time prior to the closing date of the purchase. The fair value of Realogy Member’s interest would be determined through business valuation experts selected by each of the members. These business valuation experts would then prepare two valuations of the interest in the Mortgage Venture in light of the relevant facts and circumstances, including the consequences of the two-year termination and PHH Member’s purchase of Realogy Member’s interest. In the event that the difference between the two valuations is equal to or less than 10%, then the average of the two valuations would be used as the fair value of Realogy Member’s interest in the Mortgage Venture. In the event that the difference between the two valuations is greater than 10%, then the two business valuation experts would select another business valuation expert to perform a third valuation which would be used as the fair value of Realogy Member’s interest in the Mortgage Venture.
      The sale price at which PHH Member would be required to sell its interest in the Mortgage Venture would be the sum of (i) the fair value of PHH Member’s interests as of the closing date of the sale, (ii) the aggregate amount of all past due quarterly distributions to PHH Member and to any affiliate and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the sale, and (iii) any amount equal to 50.1% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the sale attributable to mortgage loans in process at any time prior to the closing date of the sale. The fair value of PHH Member’s interests would be determined in a similar manner as the fair value of Realogy Member’s interest is determined above.

Special Termination
      In the event that, as a result of any change in the law, (i) any provision of the Mortgage Venture Operating Agreement or the related agreements (including the strategic relationship agreement, marketing agreement and trademark license agreements) is not compliant with applicable law, or (ii) the financial terms of the Mortgage Venture Operating Agreement or any of the related agreements, taken as a whole, become inconsistent with the then-current market, the members shall use commercially reasonable efforts to restructure our business and to amend the Mortgage Venture Operating Agreement in a manner that complies with such law and, to the extent possible, most closely reflects the original intention of the members as to the economics of their relationship. In the case of a law that renders the financial terms of the Mortgage Venture Operating Agreement to become inconsistent with the then-current market, Realogy Member may also request that PHH Member and PHH Mortgage enter into good faith negotiations to renegotiate the terms of the Mortgage Venture Operating Agreement within 30 days following the request. During such 30-day period, Realogy Member may solicit proposals from PHH Member and other persons for the provision of mortgage services substantially similar to those provided under the Mortgage Venture Operating Agreement and the related agreements. If Realogy Member receives a proposal from a third party that Realogy Member determines, taken as a whole, is superior to PHH Member’s proposal, then Realogy Member may elect to terminate the Mortgage Venture Operating Agreement. Upon a termination of the Mortgage Venture Operating Agreement by Realogy Member, PHH Member would be required to purchase Realogy Member’s interest in the Mortgage Venture at a price calculated in the same manner as the price at which Realogy Member could cause PHH Member to purchase its interest in the Mortgage Venture upon a two-year termination. The closing of the purchase would be completed within 90 days of the termination of the Mortgage Venture Operating Agreement by Realogy Member.

PHH Termination
      PHH Member has the right to terminate the Mortgage Venture Operating Agreement either upon a material breach, not cured within the requisite cure period by Realogy Member of a material provision of the Mortgage Venture Operating Agreement or the related agreements, including the strategic relationship agreement, marketing agreement and trademark license agreements, or the bankruptcy or insolvency of Cendant. Upon a termination of the Mortgage Venture Operating Agreement by PHH Member, PHH Member has the right to purchase Realogy Member’s interest in the Mortgage Venture at a price equal to the sum of the following: (i) the fair value of Realogy Member’s interest in the Mortgage Venture as of the date PHH Member exercises its purchase right; (ii) the aggregate amount of all past due quarterly distributions to Realogy Member and any unpaid distribution in respect of the most recently completed fiscal quarter as of the date PHH Member exercises its purchase right; and (iii) any amount equal to 49.9% of net income realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the date PHH Member exercises its purchase right attributable to mortgage loans in process at any time prior to the date PHH Member exercises its purchase right. The fair value of Realogy Member’s interest would be equal to Realogy Member’s proportionate share of the Mortgage Venture’s trailing twelve month EBITDA multiplied by a then-current average EBITDA multiple for mortgage banking companies. PHH Member’s right would be exercisable for two months following a termination event by delivering written notice to Cendant. The closing of the purchase would not be completed prior to the one year anniversary of PHH Member’s exercise notice to Realogy Member.

PHH Non-Renewal
      As discussed above, PHH Member may elect not to renew the Mortgage Venture Operating Agreement for an additional 25-year term by delivering a notice to Realogy Member between January 31, 2027 and January 31, 2028. Upon a non-renewal of the Mortgage Venture Operating Agreement by PHH Member, PHH Member has the right either (i) to purchase Realogy Member’s interest in the Mortgage Venture at a price calculated in the same manner as the price at which Realogy Member could cause PHH Member to purchase its interest in the Mortgage Venture upon a two-year termination; or (ii) to sell PHH Member’s interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Member at a price calculated in the same manner as the price at which Realogy Member could cause PHH Member to sell its interest in the Mortgage Venture upon a two-year termination. The closing of this transaction would not be completed prior to January 31, 2030.

Effects of Termination or Non-Renewal
      Upon termination of the Mortgage Venture by Realogy Member or PHH Member as described above, the Mortgage Venture Operating Agreement and related agreements will terminate automatically (excluding certain privacy, non-competition, venture-related transition provisions and other general provisions, which shall survive termination of such agreements), and Realogy Member and its affiliates will be released from any restrictions under the agreements entered into in connection with the Mortgage Venture Operating Agreement (including the strategic relationship agreement, marketing agreement, trademark license agreements and management services agreement) that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third-party mortgage operation.
Management Services Agreement
      PHH Mortgage operates under a management services agreement with the Mortgage Venture pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for the Mortgage Venture. The mortgage origination processing services that PHH Mortgage provides the Mortgage Venture includes seasonal call center staffing beyond the Mortgage Venture’s permanent staff, secondary mortgage marketing, pricing and, for certain channels, underwriting, credit scoring and document review. Administrative services that PHH Mortgage provides the Mortgage Venture include payroll, financial systems management, treasury, information technology services, telecommunications services and human resources and employee benefits services. In exchange for such services, the Mortgage Venture pays PHH Mortgage a fee per service based upon various bases, including a flat fee and cost per loan. The management services agreement terminates automatically upon the termination of the strategic relationship agreement.

Strategic Relationship Agreement
      We and Realogy are parties to a strategic relationship agreement. The strategic relationship agreement contains detailed covenants regarding the relationship of Realogy and us with respect to the operation of the Mortgage Venture and its origination channels, which are discussed below:

Exclusive Recommended Provider of Mortgage Loans
      Under the strategic relationship agreement, Realogy agreed that the residential and commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by TRG, and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy franchisees or any employee or independent sales associate thereof acting in such capacity), and (iii) all U.S.-based employees of Cendant. Realogy, however, is not required under the terms of the strategic relationship agreement to condition doing business with a customer on such customer obtaining a mortgage loan from the Mortgage Venture or contacting or being contacted by the Mortgage Venture. Realogy has the right to terminate the exclusivity arrangement of the strategic relationship agreement under certain circumstances, including (i) if we materially breach any representation, warranty, covenant or other agreement contained in any of the agreements entered into in connection with the Mortgage Venture Operating Agreement (described generally above under “— Mortgage Venture Between Realogy and PHH — Termination”) and such breach is not cured within the required cure period, and (ii) if a Regulatory Event occurs and is not cured within the required time period. In addition, if the Mortgage Venture is prohibited by law, rule, regulation, order or other legal restriction from performing its mortgage origination function in any jurisdiction, and such prohibition has not been cured within the applicable cure period, Realogy has the right to terminate exclusivity in the affected jurisdiction.

Subsequent Mortgage Company Acquisitions
      If Realogy acquires or enters into an agreement to acquire, directly or indirectly, a residential real estate brokerage business that also directly or indirectly owns or conducts a mortgage loan origination business, then we will work together with Realogy and the Mortgage Venture to formulate a plan for the sale of such mortgage loan origination business to the Mortgage Venture pursuant to pricing perimeters specified in the strategic relationship agreement. If the parties do not reach an agreement with respect to the terms of the sale within 30 days after we or the Mortgage Venture receive notice of the proposed acquisition, Realogy has the option either (i) to sell the mortgage loan origination business to a third party (provided that the Mortgage Venture has a right of first refusal if the purchase price for the proposed sale to the third party is less than a specified amount with respect to the purchase price calculated under the formulas specified in the strategic relationship agreement or, if no formula is applicable, the price proposed by Realogy), or (ii) to retain and operate the mortgage loan origination business of such residential real estate brokerage business, and, in either case, described under clauses (i) or (ii), at the option of Realogy, under certain circumstances, the exclusivity provisions described above will terminate with respect to each county in which the mortgage loan origination business of such acquired residential real estate brokerage conducts its operations. If the parties reach agreement with respect to the terms of the sale but the Mortgage Venture defaults on its obligation to complete the sale transaction in a timely manner, the Mortgage Venture is required to make a damages payment to Realogy within 30 days after the acquisition was scheduled to close. If the damages payment is not made by such date, at the option of Realogy, under certain circumstances, the exclusivity provisions described above will terminate with respect to each county in which the mortgage loan origination business of the acquired residential real estate brokerage conducts its operations.

Non-Competition
      The strategic relationship agreement provides that, subject to limited exceptions, we will not engage in (i) the title, closing, escrow or search-related services for residential real estate transactions and all other mortgage-related transactions or provide any services or products which were otherwise offered or provided by TRG as of January 31, 2005, (ii) the residential real estate brokerage business, commercial real estate brokerage business or corporate relocation services business, or become or operate as a broker, owner or franchisor in any such business, or otherwise, directly or indirectly, assist or facilitate the purchase or sale of residential or commercial real estate (other than through STARS or through the Mortgage Venture’s origination and servicing of mortgage loans), or (iii) any other business conducted by Realogy as of January 31, 2005. Our non-competition covenant will survive for up to two years following termination of the strategic relationship agreement. To the extent that Realogy expands into new business and, at the time of such expansion, we are engaged in the same business, we will not be prohibited from continuing to conduct such business. The strategic relationship agreement also provides that (i) neither we nor our subsidiaries will directly or indirectly sell any mortgage loans or mortgage servicing rights to any of the 20 largest residential real estate brokerage firms in the U.S. or any of the 10 largest residential real estate brokerage franchisors in the U.S.; and (ii) neither we nor our affiliates will knowingly solicit any such competitors for mortgage loans other than through the Mortgage Venture, as provided in the strategic relationship agreement and the Mortgage Venture Operating Agreement.

Other Exclusivity Arrangements
      The strategic relationship agreement also provides for additional exclusivity arrangements with PHH, including the following:

•	We will use Realogy Services Group LLC on all of our commercial real estate transactions where a Realogy commercial real estate agent is available.

•	We will recommend TRG as the provider of title, closing, escrow and search-related services, and

•	We will utilize TRG on an exclusive basis whenever we have the option to choose the title or escrow agent and TRG either provides such services or receives compensation in connection with such services in the applicable jurisdiction.

Indemnification
      Pursuant to the strategic relationship agreement, we have agreed to indemnify Realogy for all losses arising out of or resulting from (i) any violation or material breach by us of any representation, warranty, or covenant in the agreement or (ii) our negligent or willful misconduct in connection with the agreement. We have also agreed to indemnify the Mortgage Venture for all losses incurred or sustained by it (i) for any damages paid by the Mortgage Venture in connection with an acquisition of a mortgage loan origination business under the strategic relationship agreement, or (ii) any interest paid by the Mortgage Venture for any failure to make scheduled distributions for any fiscal quarter pursuant to the Mortgage Venture Operating Agreement. (See “— Subsequent Mortgage Company Acquisitions” and “— Mortgage Venture Between Realogy and PHH — Termination” above for more information).

PHH Guarantee
      We guarantee all representations, warranties, covenants, agreements and other obligations of our subsidiaries and affiliates (other than the Mortgage Venture) in the full and timely performance of their respective obligations under the strategic relationship agreement and the other agreements entered into in connection with the Mortgage Venture Operating Agreement.

Termination
      The strategic relationship agreement terminates upon termination of the Mortgage Venture Operating Agreement. (See “— Mortgage Venture Between Realogy and PHH — Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) Following termination of the strategic relationship agreement, we are required to provide certain transition services to Realogy for up to one year following termination.

Trademark License Agreement
      PHH Mortgage, TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. are parties to a trademark license agreement pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as logos and domain names in its origination of mortgage loans on behalf of customers of Realogy’s franchised real estate brokerage business. PHH Mortgage also was granted a license to use certain of Realogy’s real estate brand names and related items in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however, this license terminated upon PHH Home Loans commencing operations. We pay a fixed licensing fee to the licensors on a quarterly basis. PHH Mortgage agreed to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of our use of the licensed marks. The trademark license agreement terminates upon the completion of either PHH Member’s purchase of Realogy Member’s interest in PHH Home Loans, or PHH Member’s sale of its interest in PHH Home Loans, upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “— Mortgage Venture Between Realogy and PHH — Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Mortgage or the licensor may also terminate the trademark license agreement for the other party’s breach or default of any material obligation under the trademark license agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the trademark license agreement, PHH Mortgage loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.
      PHH Home Loans is party to a trademark license agreement with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as domain names, in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. The license granted to PHH Home Loans is royalty-free, non-exclusive, non-assignable, non-transferable and non-sublicensable. PHH Home Loans agrees to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of PHH Home Loan’s use of the licensed marks. The trademark license agreement terminates upon the completion of either PHH Member’s purchase of Realogy Member’s interest in PHH Home Loans, or PHH Member’s sale of its interests in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “— Mortgage Venture Between Realogy and PHH — Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Home Loans or the licensors may also terminate the trademark license agreement for the other party’s breach or default of any material obligation under the trademark license agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the trademark license agreement, PHH Home Loans loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.
Marketing Agreements
      Coldwell Banker Real Estate Corporation, Century 21 Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and PHH Mortgage are parties to a marketing agreement. Pursuant to the terms of the marketing agreement, Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have each agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. In addition, Coldwell Banker Real Estate Corporation, Century 21 Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. agree under the marketing agreement to actively promote our products and services to their franchisees and the sales agents of their franchisees, which includes, among other things, promotion of PHH through mail inserts, brochures and advertisements as well as articles in company newsletters and permitting PHH Mortgage presentations during sales meetings. Under the marketing agreement, we pay Coldwell Banker Real Estate Corporation, Century 21 Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. a marketing fee for conducting such promotions based upon the fair market value of the services to be provided. The marketing agreement terminates upon termination of the strategic relationship agreement.
      Prior to entering into the marketing agreement, NRT and Cartus each entered into separate interim marketing agreements with PHH Mortgage. Pursuant to the interim marketing agreement between NRT and PHH Mortgage, NRT agreed to provide access to PHH Mortgage and to market PHH Mortgage’s various mortgage programs and services to NRT’s customers and real estate agents in NRT’s company-owned offices. Cartus agreed under its interim marketing agreement with PHH Mortgage to provide access to PHH Mortgage and to market PHH Mortgage’s various mortgage programs and services to the customers and clients of Cartus. In addition, NRT and Cartus each agreed under both interim marketing agreements to provide certain additional marketing and promotional services for PHH Mortgage. Such services during 2005 included mail inserts, brochures and advertisements as well as placement in company newsletters and permitting PHH Mortgage presentations during sales meetings and, with respect to NRT, also included the posting of PHH Mortgage banners and signs throughout NRT offices. Under both interim marketing agreements, NRT and Cartus each agreed not to enter into similar arrangements with any other person or entity. PHH Mortgage paid each of NRT and Cartus monthly marketing fees under the interim marketing agreements, which were based upon the fair market value of the services to be provided. The NRT interim marketing agreement and the Cartus interim marketing agreement terminated following the commencement of the Mortgage Venture. The provisions of the strategic relationship agreement and the marketing agreement described above now govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended.
ARRANGEMENTS WITH MERRILL LYNCH
      Approximately 24% of our mortgage loan originations for the year ended December 31, 2005 were from Merrill Lynch Credit Corporation (“Merrill Lynch”), pursuant to certain agreements between us and Merrill Lynch as described in more detail below.
Origination Assistance Agreement
      We are party to an Origination Assistance Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “OAA”). Pursuant to the OAA, we assist Merrill Lynch in originating certain mortgage loans on a private-label basis. We also provide certain origination-related services for Merrill Lynch on a private label basis in connection with Merrill Lynch’s wholesale loan program for correspondent lenders and mortgage brokers. The mortgage loan origination services that we perform for Merrill Lynch include receiving and processing applications for certain mortgage loan products offered by Merrill Lynch, preparing documentation for mortgage loans that meet Merrill Lynch’s applicable underwriting guidelines, closing mortgage loans, maintaining certain files with respect to mortgage loans and providing daily interest rate sheets to correspondent lenders and mortgage brokers. We also assist Merrill Lynch in making bulk purchases of certain mortgage loan products from correspondent lenders. Under the terms of the OAA, we are the exclusive provider of mortgage loans for mortgage loan borrowers (other than borrowers who borrow indirectly through a correspondent lender or mortgage broker) who either (i) have a relationship with, or are referred by, a Merrill Lynch Financial Advisor in the Global Private Client Group or (ii) are clients of the Merrill Lynch investor services group. We are required to provide all services under the OAA in accordance with the service standards specified therein. The OAA obligates us to make certain liquidated damage payments to Merrill Lynch if we do not maintain specified levels of customer satisfaction with respect to the services that we provide on behalf of Merrill Lynch. In addition, our breach of the service standards in certain circumstances (a “PHH performance failure”) may result in termination of the OAA. The initial term of the OAA expires on December 31, 2010, unless earlier terminated. Upon expiration of the initial term, the OAA will automatically renew for a five-year extension term; provided that, if there shall have been a PHH performance failure or a Merrill Lynch performance failure prior to December 31, 2010, then the OAA shall not automatically extend unless the non-breaching party gives notice to the other party that it is willing to extend the OAA. We and Merrill Lynch each have the right to terminate the OAA for the other party’s uncured material breach of any representation, warranty or covenant of the OAA or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the OAA upon notice to us if (i) we lose good standing with the U.S. Department of Housing and Urban Development (“HUD”) or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days; (ii) we experience a change of control under certain circumstances; or (iii) we breach the terms of the trademark use agreement with Merrill Lynch without curing such a breach within the applicable cure period. During the one-year period following termination of the OAA, we are obligated to assist Merrill Lynch in transitioning the business back to it or a third-party service provider designated by Merrill Lynch.
Portfolio Servicing Agreement
      We are also party to a Portfolio Servicing Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “Portfolio Servicing Agreement”). Pursuant to the Portfolio Servicing Agreement, we service certain mortgage loans originated or otherwise held in a portfolio by Merrill Lynch and maintain electronic files related to the servicing functions that we perform. Mortgage loan servicing under the Portfolio Servicing Agreement includes collecting loan payments from borrowers, remitting principal and interest payments to the owner of each mortgage loan, and managing escrow funds for payment of mortgage loan-related expenses, such as property taxes and homeowner’s insurance. We also assist Merrill Lynch in managing funds relating to properties acquired by Merrill Lynch in foreclosure, which may include the disposition of such properties. We may not terminate the Portfolio Servicing Agreement without the consent of Merrill Lynch. Merrill Lynch, however, may terminate the Portfolio Servicing Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us under certain agreements, including the Portfolio Servicing Agreement, the trademark use agreement with Merrill Lynch, and the Loan Purchase and Sale Agreement (as defined below), (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae if we cease to be a HUD-approved mortgagee, (iv) we experience a change in control under certain circumstances; or (v) our failure to meet certain service standards specified in the Portfolio Servicing Agreement, which is not cured within the applicable cure period. If the Portfolio Servicing Agreement is terminated due to our failure to meet certain specified service standards, then we and Merrill Lynch will retain an arbitrator to determine the fair market value of the mortgage servicing rights. Upon determination of the fair market value of such mortgage servicing rights by the arbitrator, Merrill Lynch may elect to terminate the Portfolio Servicing Agreement and purchase such mortgage servicing rights from us.
Loan Purchase and Sale Agreement
      We are party to a Loan Purchase and Sale Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “Loan Purchase and Sale Agreement”). Pursuant to the Loan Purchase and Sale Agreement, we are required to purchase from Merrill Lynch certain mortgage loans that have been originated under the OAA, including the mortgage servicing rights with respect to such loans (other than alternative mortgage loans). We and Merrill Lynch agree upon mortgage loans constituting alternative mortgage loans from time to time, but generally these loans include three- and five — year adjustable-rate and variable-rate mortgage loans and construction loans. While not required, we may elect to purchase alternative mortgage loans from Merrill Lynch, including the mortgage servicing rights associated with such loans, upon mutual agreement of Merrill Lynch. The initial term of the Loan Purchase and Sale Agreement expires on December 31, 2010, unless earlier terminated. Upon expiration of the initial term, the Loan Purchase and Sale Agreement will automatically renew for a five-year extension term; provided that, if there shall have been a PHH performance failure or a Merrill Lynch performance failure prior to December 31, 2010, then the Loan Purchase and Sale Agreement shall not automatically extend unless the non-breaching party gives notice to the other party that it is willing to extend the Loan Purchase and Sale Agreement. Both we and Merrill Lynch have the right to terminate the Loan Purchase and Sale Agreement for the other party’s uncured material breach of any representation, warranty or covenant of the Loan Purchase and Sale Agreement or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the Loan Purchase and Sale Agreement upon notice to us if (i) we lose our good standing with HUD or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days; (ii) we experience a change of control under certain circumstances; or (iii) we breach the terms of our trademark use agreement with Merrill Lynch without curing such breach within the applicable cure period.

Following termination of the Loan Purchase and Sale Agreement, we are no longer required to purchase any mortgage loans originated under the OAA.
Servicing Rights Purchase and Sale Agreement
      We are party to a Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “SRPSA”). Pursuant to the SRPSA, we are required to purchase from Merrill Lynch the mortgage servicing rights for certain mortgage loans that have been originated under the OAA (alternative mortgage loans). We purchase the servicing rights at quarterly bulk offering sales and on a flow basis. We will not purchase servicing rights for loans that are (i) 60 days or more past due as of the sale date; (ii) in litigation; or (iii) in bankruptcy. The SRPSA expires upon the earlier of December 31, 2010 and the date upon which the OAA is terminated. If the OAA is extended, the SRPSA shall be automatically extended for the same extension term. Both we and Merrill Lynch have the right to terminate the SRPSA for the other party’s uncured material breach of any representation, warranty or covenant of the SRPSA or bankruptcy or insolvency. In addition, either party may terminate the SRPSA if the other party loses its good standing with HUD, Fannie Mae, Freddie Mac, or Ginnie Mae. Following termination of the SRPSA, we are no longer required to purchase the servicing rights and no further flow offerings or quarterly bulk offerings shall take place.
Equity Access and Omega Loan Subservicing Agreement
      We are party to an Equity Access and Omega Loan Subservicing Agreement, dated as of June 6, 2002, with Merrill Lynch, as amended (the “EA Agreement”). Merrill Lynch services certain revolving line of credit loans secured by marketable securities, as well as certain securitized and non-securitized, residential first and second lien equity line of credit loans pursuant to applicable pooling and servicing agreements and private investor agreements. Pursuant to this agreement, we agree to subservice such loans for Merrill Lynch. The EA Agreement expires upon the earlier of June 1, 2009 and the date upon which the OAA is terminated. With respect to services to be provided by us pursuant to the EA Agreement, we agree to indemnify Merrill Lynch for all losses resulting from our failure to comply with the terms of any private investor agreement or pooling and servicing agreement. Merrill Lynch may terminate the EA Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us including failure to make pass-through payments, (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae, or if we cease to be a HUD-approved mortgagee, or (iv) if we fail to perform in accordance with the applicable service standards and do not cure the failure within 90 days.

Item 1A.	Risk Factors
Risks Related to our Internal Control Deficiencies, the Restatement of our Financial Statements and the Delay in Filing our Periodic Reports

We have identified numerous material weaknesses in our internal control over financial reporting.
      During the preparation of our financial statements for the fiscal year ended December 31, 2005, we identified a number of control deficiencies in our internal control over financial reporting. A number of these control deficiencies have been classified as material weaknesses or significant deficiencies that in the aggregate constitute material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. Additionally, management was unable to complete its review and testing of certain outsourced information technology services provided in support of our financial reporting, general ledger, accounts payable, accounts receivable, customer billing and human resource and payroll system processes. As a result, there can be no assurance that there were not additional material weaknesses relating to these outsourced IT services.
      As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, as well as our inability to file this Form 10-K within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
      As of the filing of this Form 10-K, we have implemented changes in our internal control over financial reporting to remediate certain but not all of the identified control deficiencies. Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. As a result, we expect that once we commence our preparation and review of first, second and third quarter 2006 financial statements, our internal control over financial reporting will not be effective as of March 31, 2006, June 30, 2006 and September 30, 2006, respectively. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 9A. Controls and Procedures” for additional information.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements.
      We have devoted substantial internal and external resources to the completion of our Consolidated Financial Statements for the year ended December 31, 2005 and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will incur incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $35 million to $40 million. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, we expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these weaknesses, could have a material and adverse effect on our financial condition, results of operations and cash flows.

We have postponed the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. As a result, we do not have current financial information available and are not able to register our securities for offer and sale until we are deemed a current filer with the SEC.
      We have postponed the filing of this Form 10-K, our Proxy Statement and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. As a result, there is a lack of current publicly available financial information concerning us. Investors must evaluate whether to purchase or sell our securities in light of the lack of current financial information concerning us. We are not in a position to predict at what date current financial information will be available. Accordingly, any investment in our securities involves a high degree of risk. In addition, until current periodic reports and financial statements are available for us, we will be precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets and restrains our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.

As a result of the delays in filing our periodic reports, we required certain waivers regarding the delivery of financial statements under our financing agreements and certain other contractual and regulatory requirements. We may require additional waivers in the future, particularly if we are unable to meet the deadlines for delivery of our quarterly financial statements. Failure to obtain waivers could be material and adverse to our business, liquidity and financial condition.
      We have previously obtained certain waivers and continue to seek additional waivers extending the date for delivery of our Consolidated Financial Statements, the financial statements of our subsidiaries, and other documents related to such financial statements to certain lenders, trustees and other third parties in connection with certain of our financing, servicing, hedging and related agreements and instruments (collectively, our “Financing Agreements”). We obtained waivers under certain of our Financing Agreements which waive certain potential breaches of covenants under those instruments and establish the extended deadlines for the delivery of our financial statements and other documents to the various lenders under those instruments. With respect to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the waivers extended the deadline for delivery of these financial statements and other documents until December 29, 2006. Due to the existence of material weaknesses in our internal control over financial reporting and the delays in completing the 2005 audited financial statements, it is now uncertain whether we can issue our 2006 quarterly financial statements within this extended date. It is also uncertain as to whether we can issue our 2006 annual and 2007 quarterly financial statements within the deadlines prescribed by the Financing Agreements or by the SEC.
      Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under certain of our Financing Agreements would trigger cross-default provisions under certain of our other financing arrangements. We also obtained certain waivers and may need to seek additional waivers extending the date for delivery of the financial statements of our subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. We will continue to seek similar waivers as may be necessary in the future. Our independent registered public accounting firm’s audit report with respect to the Consolidated Financial Statements contains an explanatory paragraph stating that the uncertainty about our ability to comply with certain of our financial agreement covenants relating to the timely filing of our financial statements raises substantial doubt about our ability to continue as a going concern.
      There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material and adverse effect on our business, liquidity and financial condition.

The delays in filing our periodic reports with the SEC could cause the NYSE to commence suspension or delisting procedures with respect to our common stock.
      As a result of the delay in filing our periodic reports, we are in breach of the continued listing requirements of the NYSE. We have received a waiver from the NYSE extending the deadline for filing our periodic reports until January 2, 2007, subject to review by the NYSE on an ongoing basis. We may be required to seek additional waivers from the NYSE for our periodic reports for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 as well as waivers for our 2006 annual and 2007 quarterly periodic reports. There can be no assurance that any such waiver will be granted. Further delays in the filing of our periodic reports could cause the NYSE to commence suspension or delisting procedures in respect of our common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE may have a material adverse effect on us by, among other things, limiting:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional and other investors that will consider investing in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain equity financing for the continuation of our operations.

Pending securities litigation could have a material adverse effect on our business, liquidity and financial condition.
      We, our directors, Chief Executive Officer and former Chief Financial Officer are defendants in several securities lawsuits. See “Item 3. Legal Proceedings,” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome at this time. We, therefore, cannot provide assurance that the legal and other costs associated with the defense of these actions, the time required to be spent by management and the Board of Directors on these matters and the ultimate outcome of these actions will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Our potential indemnification obligations and limitations of our directors and officers liability insurance could have a material adverse effect on our business, financial position, results of operations or cash flows.
      As discussed above under the caption “Pending securities litigation could have a material adverse effect on our business, liquidity and financial condition,” our directors, Chief Executive Officer and former Chief Financial Officer are defendants in several securities lawsuits. See “Item 3. Legal Proceedings” for a more detailed description of these proceedings. Under Maryland law, our charter and our bylaws, we have an obligation to indemnify and pay expenses in advance for our directors and officers to the fullest extent permitted by Maryland law in relation to these matters. Such indemnification may have a material adverse effect on our business, financial position, results of operations or cash flows to the extent insurance does not cover our costs. The insurance carrier that provides our directors and officers liability policy may seek to rescind or deny coverage with respect to these matters or we may not have sufficient coverage under such policies. If the insurance carrier is successful in rescinding or denying coverage to us and/or some of our directors or officers, or if we do not have sufficient coverage under our policies, our business, financial position, results of operations or cash flows may be adversely affected.

Continuing negative publicity may adversely affect our business.
      As a result of the delay in the filing of this Form 10-K, our internal control deficiencies and the restatement of our financial statements, we have been the subject of continuing negative publicity. This negative publicity may inhibit our ability to attract new clients and business partners and have an effect on the terms under which some clients are willing to continue to do business with us. Continuing negative publicity could have a material adverse effect on our business, financial position, results of operations or cash flows.
Risks Related to our Business

The termination of our status as the exclusive recommended provider of mortgage products and services promoted by the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, the title and settlement services business owned and operated by Realogy’s affiliate, TRG and the relocation business owned and operated by Realogy’s affiliate, Cartus, could have a material adverse effect on our business, financial position, results of operations or cash flows.
      Under the terms of the strategic relationship agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, certain customers of Realogy, and all U.S.-based employees of Cendant. The marketing agreement similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker, Century 21 and ERA. See “Item 1. Business — Arrangements with Realogy — Mortgage Venture Between Realogy and PHH,” “— Strategic Relationship Agreement” and “— Marketing Agreements” in this Form 10-K. For the year ended December 31, 2005, approximately 45% of loans originated by our Mortgage Production segment were derived from these sources. We anticipate that a similar portion of mortgage loan originations from our Mortgage Production segment will be comprised of business arising out of our arrangements with Realogy, including the Mortgage Venture. Cendant has spun-off its real estate services division, Realogy, into an independent, publicly traded company, which may require certain amendments to our agreements with Cendant and Realogy in order to continue to obtain the full benefit of these agreements following the Realogy Spin-Off. There can be no assurances that we will be able to obtain any amendments we believe are necessary or appropriate at all or, if obtained, that these amendments will be on terms favorable to us.
      Pursuant to the terms of the Mortgage Venture operating agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in the Mortgage Venture. A termination of the Mortgage Venture could have a material adverse effect on our financial condition and our results of operations. In addition, the strategic relationship agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, certain customers of Realogy, and all U.S.-based employees of Cendant, following notice and a cure period, if:

•	we materially breach any representation, warranty, covenant or other agreement contained in the strategic relationship agreement, marketing agreement, trademark license agreements or certain other related agreements;

•	we or the Mortgage Venture become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgages for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by the Mortgage Venture to its members;

•	the Mortgage Venture otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction; or

•	the Mortgage Venture does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the strategic relationship agreement.
      If Realogy were to terminate its exclusivity obligations with respect to the Mortgage Venture, it would adversely affect our business, financial position, results of operations and cash flows.

Adverse developments in general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.
      Our businesses and operations are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans, and the general condition of the U.S. economy and housing market, both nationally and in the regions in which we conduct our businesses. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, New Jersey, New York, Florida and Texas.
      A host of factors beyond our control could cause fluctuations in these conditions, including political events, such as civil unrest, war or acts or threats of war or terrorism and environmental events, such as hurricanes, earthquakes and other natural disasters. Adverse developments in these conditions and resulting general business and economic conditions, including through recession, downturn or otherwise, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on our business, financial position, results of operations or cash flows.
      Our business is significantly affected by monetary and related policies of the federal government, its agencies and government-sponsored entities. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies affect the size of the mortgage origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.
      Our principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage loan interest rates due to their impact on mortgage-related assets and commitments and also the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable borrowings and other interest rate sensitive liabilities. The level and volatility of interest rates significantly affect the mortgage lending industry. A decline in mortgage interest rates generally increases the demand for home loans as more potential homeowners seek mortgage loans and more borrowers seek to refinance existing loans, but also generally leads to accelerated payoffs in our mortgage servicing portfolio, which negatively impacts the value of our MSRs. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing activity. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing revenues from our Mortgage Production segment. Conversely, in a rising interest rate environment, revenues from our Mortgage Servicing segment generally increase because mortgage loan prepayment rates tend to decrease, extending the average life of our servicing portfolio and reducing the amortization and impairment of our MSRs. We attempt to manage our interest rate risk, in part, through the use of derivatives, particularly swap contracts, forward delivery commitments, futures, and options contracts to manage and reduce this risk. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our Mortgage Servicing and Mortgage Production segments in various interest rate environments, which is inherently uncertain. Significant changes in current market conditions and/or the assumptions used (including the relationship of the change in the value of the MSRs to the change in the value of derivatives) in developing our estimates of borrower behavior and future interest rates could result in a material adverse effect on our business, financial position, results of operations or cash flows.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
      We employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale, interest rate lock commitments and our MSRs. We use various derivative and other financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our U.S. residential real estate finance business partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio.
      Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our business, financial condition and results of operations.

Our business relies, in part, on warehouse, repurchase and other credit facilities to fund mortgage loans and vehicle purchases. If any of our warehouse, repurchase and other credit facilities are terminated as a result of our breach of the agreement or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.
      Our business relies, in part, on warehouse, repurchase and other credit facilities to fund mortgage loans and vehicle purchases, a significant portion of which is short-term. If any of our warehouse, repurchase or other credit facilities are terminated as a result of our breach of the agreement or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material and adverse effect on our business, results of operations and financial condition.

The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, our business, financial position, results of operations or cash flows could be materially adversely affected.
      We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Competition for mortgage loans comes primarily from large commercial banks and savings institutions, which typically have lower funding costs and are less reliant than we are on the sale of mortgages into the secondary markets to maintain their liquidity. In addition, technological advances and heightened e-commerce activity have generally increased consumers’ access to products and services. This has intensified competition among banking, as well as non-banking companies, in offering financial products and services, with or without the need for a physical presence. If competition in the mortgage services industry continues to increase, it could have a material adverse effect on our business, financial position, results of operations or cash flows. We believe the mortgage industry will become increasingly competitive in 2007 as industry margins and volumes contract due to higher interest rates and other competitive factors. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationship as more companies determine that it is no longer economically feasible to compete in the industry, but there can be no assurance that we will be successful in this effort.
      The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Competitive pressures could adversely affect our revenues, and operating results by decreasing our market share or depressing the prices that we can charge.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets for mortgage loans, could adversely affect our business, financial position, results of operations or cash flows.
      Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our business, financial position, results of operations or cash flows. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could adversely affect our business, financial position, results of operations or cash flows.

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.
      We are subject to numerous federal, state and local laws, rules and regulations that affect our business, including mortgage- and real estate-related regulations such as RESPA, which restricts the payment of fees or other things of value in consideration for the referral of real estate settlement services, including mortgage loans, as well as rules and regulations related to taxation, vicarious liability and accounting. Our Mortgage Production and Mortgage Servicing segments, in general, are heavily regulated by mortgage lending laws at the federal, state and local levels, and proposals for further regulation of the financial services industry are continually being introduced. The establishment of the Mortgage Venture and the continuing relationship between and among the Mortgage Venture, Realogy and us will be subject to the anti-kickback requirements of RESPA.
      The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as the race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices.
      We are also subject to privacy regulations. We manage highly sensitive non-public personal information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could adversely affect our reputation, financial position, results of operations or cash flows.
      With respect to our Fleet Management Services segment, we could be subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and are subject to limited liability in the Province of Ontario and as many as fifteen jurisdictions in the United States under the legal theory of vicarious liability.
      Congress, state legislatures, federal and state regulatory agencies and other professional and regulatory entities review existing laws, rules, regulations and policies and periodically propose changes that could significantly affect or restrict the manner in which we conduct our business. It is possible that one or more legislative proposals may be adopted or one or more regulatory changes, changes in interpretations of laws and regulations, judicial decisions or governmental enforcement actions may be implemented that would have a material adverse effect on our financial position, results of operations or cash flows. For example, certain trends in the regulatory environment could result in increased pressure from our clients for us to assume more residual risk on the value of the vehicles at the end of the lease term. If this were to occur, it could have a material adverse effect on our results of operations.
      Our failure to comply with such laws, rules or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our financial position, results of operations or cash flows.

Our Fleet Management Services business contracts with various government agencies, which may be subject to audit and potential reduction of costs and fees.
      Contracts with federal, state and local government agencies may be subject to audit, which could result in the disallowance of certain fees and costs. These audits may be conducted by government agencies and can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

If certain change in control transactions occur some of our mortgage loan origination arrangements with financial institutions could be subject to termination at the election of such institutions.
      For the year ended December 31, 2005, approximately 50% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch Credit Corporation, TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Accordingly, completion of such a change in control transaction could have a material adverse effect on our business, financial position, results of operations or cash flows. Furthermore, the existence of these termination rights could discourage offers from third parties seeking to acquire us or could reduce the amount of consideration an acquirer would be willing to pay in an acquisition transaction. Although in some cases these contracts would require the payment of liquidated damages in such event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term.

Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial condition and results of operations.
      Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in the Province of Ontario and as many as fifteen jurisdictions in the United States. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions we could be liable for property damage or injuries caused by the vehicles that we lease.
      On August 10, 2005 a new federal law was enacted in the United States which preempted those state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the states of New York and Maine and the District of Columbia. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of the new federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. The ultimate disposition of this New York case and its impact on the new federal law are uncertain at this time.
      Additionally, a new law was recently enacted in the Province of Ontario setting a cap of $1,000,000 on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. The scope, application and enforceability of this new provincial law also have not been fully tested.

A failure to maintain our investment grade ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.
      As of September 30, 2006, our senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB and BBB+, respectively. Our short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-2 and F-2, respectively. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed lines of credit, as well as a capital structure and leverage appropriate for companies in our industry.

      In the event our credit ratings were to drop below investment grade, our access to the public corporate debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make assumptions and estimates about matters that are inherently uncertain.
      Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. We have identified several accounting policies as being critical to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to the related amounts recorded in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of this Form 10-K for more information on our critical accounting policies.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported revenues, profitability and financial condition.
      Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Those changes could adversely affect our reported revenues, profitability or financial condition. In addition, new or revised accounting standards may impact certain of our leasing or lending products, which could adversely affect our profitability.

We depend on the accuracy and completeness of information provided by or on behalf of our customers and counterparties.
      In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or otherwise harm our reputation.
      We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications, reduced efficiency in loan servicing, and interruptions in our Fleet Management Services business. We are required to comply with significant U.S. and state regulations, as well as similar laws in other countries in which we operate, with respect to the handling of consumer information, and a breach in security of our information systems could result in regulatory action and litigation against us. If a failure, interruption or breach occurs, it may not be adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could harm our reputation, revenues, profitability and business prospects.

The success and growth of our business may be adversely affected if we do not adapt to and implement technological changes.
      Our business is dependent upon technological advancement, such as the ability to process loan applications over the internet, accept electronic payments and provide immediate status updates. To the extent that we become reliant on any particular technology or technological solution, we may be harmed if the technology or technological solution:

•	becomes non-compliant with existing industry standards or is no longer supported by vendors;

•	fails to meet or exceed the capabilities of our competitors’ corresponding technologies or technological solutions;

•	becomes increasingly expensive to service, retain and update; or

•	becomes subject to third-party claims of copyright or patent infringement.
      Our failure to acquire necessary technologies or technological solutions could limit our ability to remain competitive and could also limit our ability to increase our cost efficiencies, which could harm our business, financial position, results of operations or cash flows.
Risks Related to the Spin-Off

Prior to the Spin-Off, we were not an independent company and, following the Spin-Off, there is continuing uncertainty that we will be able to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.
      Prior to the Spin-Off, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to:

•	selected human resources related functions;

•	tax administration;

•	selected legal and accounting functions as well as external reporting, treasury administration, investor relations, internal audit, insurance and facilities functions and selected information technology and telecommunications services.
      Neither Cendant nor any of its affiliates, including Realogy, has any obligation to provide these functions to us other than the transition services that were provided by Cendant and its affiliates under the transition services agreement. (See “Item 1. Business — Arrangements with Cendant — Transition Services Agreement” for more information.) Once the transition services agreement expires in 2007, if we do not (i) have in place our own systems, corporate staff and business functions, (ii) have agreements with other providers of these services or (iii) make these changes cost-effectively, we may not be able to operate our business effectively and our profitability may decline. If Cendant or its affiliates do not continue to perform effectively the services that are called for under the transition services agreement, we may not be able to operate our business effectively. We have not procured alternative arrangements for certain of the services provided to us under the transition services agreement. With respect to the outsourced information technology services currently provided to us under the transition services agreement, we are pursuing alternative arrangements, including (i) extending the transition services agreement with Cendant to provide for the continuation of the outsourced information technology services and entering into our own independent relationship with the existing third-party service provider for these services; or (ii) engaging a new third party to provide these services. While we believe we will be able to implement either of these alternative arrangements in a timely manner, there can be no assurances that this result will occur. If we are unable to enter into either of these alternative arrangements in a timely manner, it will likely have a material and adverse effect on our business, financial condition, results of operations or cash flows.

Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.
      The agreements related to our separation from Cendant and the continuation of certain business arrangements with Cendant and Realogy, including the separation, transition services, strategic relationship, marketing and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. This could include, among other things, allocation of assets, liabilities, rights, indemnities and other obligations between Cendant, Realogy and us. See “Item 1. Business — Arrangements with Realogy” in this Form 10-K.

We may be required to satisfy certain indemnification obligations to Cendant or Realogy, or we may not be able to collect on indemnification rights from Cendant or Realogy.
      In connection with the Spin-Off, we and Cendant and our respective affiliates have agreed to indemnify each other for certain liabilities and obligations. Our indemnification obligations could be significant. We are required to indemnify Cendant for any taxes incurred by it and its affiliates as a result of any action, misrepresentation or omission by us or one of our subsidiaries that causes the distribution of our common stock by Cendant or transactions relating to the internal reorganization to fail to qualify as tax-free. We are also responsible for 13.7% of any taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure is not due to the actions, misrepresentations or omissions of Cendant or us or our respective subsidiaries. Such percentage was based on the relative pro forma net book values of Cendant and us as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. We cannot determine whether we will have to indemnify Cendant or its current or former affiliates for any substantial obligations in the future. There also can be no assurances that if Cendant or Realogy is required to indemnify us for any substantial obligations, they will be able to satisfy those obligations.

Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.
      In connection with the Spin-Off, we entered into certain arrangements and agreements with Cendant that could impact our tax and other assets and liabilities in the future. See “Item 1. Business — Arrangements with Cendant” in this Form 10-K. For example, we are party to an amended and restated tax sharing agreement with Cendant that contains provisions governing the allocation of liability for taxes between Cendant and us, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending contested tax positions, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. Pursuant to the tax sharing agreement, our tax assets and liabilities will be affected by Cendant’s future tax returns and may also be impacted by the results of audits of Cendant’s prior tax years, including the settlement of any such audits. In the fourth quarter of 2005, we made financial statement adjustments to reflect information reported on Cendant’s 2004 tax returns. See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K. As such, our financial statements are subject to future adjustments which may not be fully resolved until the audits of Cendant’s prior years’ returns are completed.

Our historical financial information may not be representative of results we would have achieved as an independent company or will achieve in the future.
      Because our business has changed substantially due to the reorganization in connection with the Spin-Off, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information is not indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. See Note 25, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Risks Related to our Common Stock

There may be a limited public market for our common stock and our stock price may experience volatility.
      Prior to the Spin-Off, there was no public market for our common stock. In connection with the Spin-Off, our common stock was listed on the New York Stock Exchange under the symbol “PHH.” From February 1, 2005 through November 17, 2006, the closing trading price for our common stock has ranged from $20.34 to $30.51. However, there can be no assurance that an active trading market for our common stock will be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise capital through future equity financing.

Provisions in our charter documents, the Maryland General Corporation Law (the “MGCL”) and our stockholder rights plan may delay or prevent our acquisition by a third party.
      Our charter and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, advance notice for raising business or making nominations at meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.
      We are also subject to certain provisions of the MGCL which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interest of our stockholders. These include, among other provisions:

•	The “business combinations” statute which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder and

•	The “control share” acquisition statute which provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.
      Our by-laws contain a provision exempting any share of our capital stock from the control share acquisition statute to the fullest extent permitted by the MGCL. However, our board of directors has the exclusive right to amend our by-laws and, subject to their fiduciary duties, could at any time in the future amend the by-laws to remove this exemption provision.
      In addition, we entered into a Rights Agreement, dated as of January 28, 2005, with The Bank of New York, as rights agent. This agreement entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding common stock or commences a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to effect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our board of directors. The existence of the rights agreement could therefore deter potential acquirers and reduce the likelihood that stockholders receive a premium for our common stock in an acquisition.

Certain provisions of the Mortgage Venture Operating Agreement that we have with Realogy could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.
      Pursuant to the terms of the Mortgage Venture operating agreement, as amended on May 12, 2005 and March 31, 2006, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture operating agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing twelve months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to its allocable share of the Mortgage Venture’s trailing twelve months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first twelve years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the strategic relationship agreement, marketing agreement and trademark license agreements. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction. See “Item 1. Business — Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” of this Form 10-K.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.
Mortgage Production and Mortgage Servicing Segments
      Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 800,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 220,000 square feet is occupied. In addition, our Mortgage Production segment leases 28 smaller offices located throughout the United States and our Mortgage Servicing segment leases one additional office located in the state of New York.
Fleet Management Services Segment
      Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has five smaller regional locations throughout the United States.

Item 3.	Legal Proceedings
      We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

      In March and April 2006, several class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our Common stock between May 12, 2005 and March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the United States District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits.
      Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters at this time. We intend to vigorously defend against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
      Shares of our Common stock are listed on the New York Stock Exchange (the “NYSE”) under the symbol “PHH” and began trading on that exchange immediately after the Spin-Off from Cendant Corporation on February 1, 2005. The following table sets forth the high and low sales prices for our Common stock as reported by the NYSE:

	Stock Price

	High	Low

February 1, 2005 to March 31, 2005	$22.65	$20.04
April 1, 2005 to June 30, 2005	25.96	21.21
July 1, 2005 to September 30, 2005	31.13	25.60
October 1, 2005 to December 31, 2005	30.44	25.45
      As of November 10, 2006, there were approximately 7,517 holders of record of our Common stock. As of that date, there were approximately 80,000 total holders of our Common stock including beneficial holders whose securities are held in the name of a registered clearing agency or its nominee.
Dividend Policy
      Dividends declared per share of our Common stock for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 were $0.66, $0.67, $0.66 and $0.67, respectively, after giving effect to our January 28, 2005 stock split as discussed below, and were paid to our former parent, Cendant. No dividends were declared during the year ended December 31, 2005.
      The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.4 billion as of December 31, 2005. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated retained earnings. Pursuant to the terms of the indentures governing our outstanding term notes, we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The indentures include other covenants that may restrict our ability to pay dividends, including a requirement that our ratio of debt to tangible equity exceeds 10:1. In addition, the Amended Credit Facility, the $500 Million Agreement and the Tender Support Facility (each as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness — Unsecured Debt — Credit Facilities”) each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2005, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.
Issuer Purchases of Equity Securities
      The following table presents our repurchases of our Common stock during the quarter ended December 31, 2005:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
	Purchased	per Share	Programs(1)	Programs

October 1, 2005 to October 31, 2005	66,255	$27.60	66,255
November 1, 2005 to November 30, 2005	58,386	26.32	58,386
December 1, 2005 to December 31, 2005	14,264	29.10	14,264

Total	138,905	27.22	138,905	—

(1)	On September 9, 2005, we announced an odd lot buy back program (“the Program”) pursuant to which stockholders owning fewer than 100 shares of our Common stock could sell all their shares or purchase enough additional shares to increase their holdings to 100 shares. From September 9, 2005 to November 16, 2005, we were authorized to purchase 175,000 shares under the Program. The Program expired on November 16, 2005.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below has been restated to reflect adjustments that are further discussed in the “Explanatory Note” and in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in this Form 10-K.
      As discussed under “Item 1. Business,” on February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off from Cendant. Prior to the Spin-Off and subsequent to December 31, 2004, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. STARS was previously our wholly owned subsidiary until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within our ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of our ownership from December 31, 2002 until it contributed STARS to us as part of the internal reorganization discussed above.
      Pursuant to SFAS No. 141, Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 25, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).
      In connection with and in order to consummate the Spin-Off, on January 27, 2005, our Board of Directors authorized and approved a 52,684-for-one common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. All references to the number of shares of Common stock and earnings per share amounts presented below reflect this stock split.
      The selected consolidated financial data set forth below present our historical financial data for the periods indicated. Because our business has changed substantially due to the reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods presented. Therefore, the historical financial information presented herein is not indicative of what our results of operations, financial position or cash flows will be in the future.

	Year Ended December 31,

		2004(2)	2003(3)	2002(4)	2001(5)
	2005(1)	As Restated	As Restated	As Restated	As Restated

	(In millions, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,471	$2,397	$2,636	$1,985	$2,079

Income (loss) from continuing operations	$73	$94	$157	$(55)	$195
(Loss) income from discontinued operations, net of income taxes(6)	(1)	118	98	88	71
Cumulative effect of accounting change, net of income taxes	—	—	(35)	—	(35)

Net income	$72	$212	$220	$33	$231

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.38	$1.79	$2.97	$(1.06)	$3.69
(Loss) income from discontinued operations	(0.02)	2.24	1.87	1.68	1.36
Cumulative effect of accounting change, net of income taxes	—	—	(0.67)	—	(0.67)

Net income	$1.36	$4.03	$4.17	$0.62	$4.38

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.36	$1.77	$2.95	$(1.06)	$3.66
(Loss) income from discontinued operations	(0.02)	2.22	1.85	1.68	1.34
Cumulative effect of accounting change, net of income taxes	—	—	(0.67)	—	(0.66)

Net income	$1.34	$3.99	$4.13	$0.62	$4.34

Cash dividends declared per share(7)	$—	$2.66	$2.66	$—	$0.68
Consolidated Balance Sheets Data:
Total assets	$9,965	$11,399	$11,641	$10,242	$9,581
Debt	6,744	6,504	6,829	6,237	5,966
Stockholders’ equity(8)	1,521	1,921	1,855	1,769	1,645

(1)	Income from continuing operations and Net income for the year ended December 31, 2005 included pre-tax Spin-Off related expenses of $41 million. See Note 3, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(2)	During 2004, we acquired First Fleet, a national provider of fleet management services to companies that maintain private truck fleets. See Note 4, “Acquisitions” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Income from continuing operations and Net income for the year ended December 31, 2003 included a pre-tax goodwill impairment charge of $102 million ($96 million net of income taxes). See Note 6, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in this Form 10-K. During 2003, we consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) pursuant to FIN 46 and recognized the related cumulative effect of accounting change. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Loss from continuing operations and Net income for the year ended December 31, 2002 included a goodwill impairment charge of $100 million.

(5)	On January 1, 2002, we adopted the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, our results of operations for 2001 reflect the amortization of goodwill and indefinite-lived intangible assets, while our results of operations for 2005, 2004, 2003 and 2002 do not reflect such amortization. Had we applied the non-amortization provisions of SFAS No. 142 during 2001, Net income would have been $243 million. On March 1, 2001, we completed the acquisition of the fleet management services business of Avis Group Holdings, Inc. (“Avis’ fleet business”), which formed our Fleet Management Services segment and materially impacted our results of operations and financial position. Net revenues for the Fleet Management Services segment during the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were $1,711 million, $1,578 million, $1,369 million, $1,364 million and $1,152 million, respectively. Income from continuing operations before income taxes and minority interest for the Fleet Management Services segment during the years ended December 31, 2005, 2004, 2003, 2002 and 2001 was $80 million, $48 million, $40 million, $53 million and $18 million, respectively. Also during 2001, we recognized a $35 million cumulative effect of accounting change. Of this amount, $27 million related to the adoption of the provisions of FASB Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” and $8 million related to the adoption of the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

(6)	Income from discontinued operations, net of income taxes, includes the after-tax results of discontinued operations.

(7)	Dividends declared during the years ended December 31, 2004, 2003 and 2001 were paid to our former parent, Cendant.

(8)	The net impact of the restatement discussed in the “Explanatory Note” and in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements was a reduction to Stockholders’ equity as of January 1, 2001 in the amount of $35 million, net of income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with “Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Item 1A. Risk Factors” set forth above.
      All amounts for periods prior to the year ended December 31, 2005 and comparisons to such prior period amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this section is not comparable to the discussions and data in our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. For additional information on the restatement, see the

“Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in this Form 10-K. Our review and evaluation of our internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. For additional information regarding the material weaknesses, see “Item 9A. Controls and Procedures.”
Overview
      We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage and PHH Home Loans. PHH Home Loans is a mortgage venture that we maintain with Realogy which began operations in October 2005. Our Mortgage Production segment generated 21%, 29% and 56% of our Net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originates. Our Mortgage Servicing segment also purchases mortgage servicing rights. Our Mortgage Servicing segment also acts as a subservicer for certain clients that own the underlying mortgage servicing rights. Our Mortgage Servicing segment generated 10% and 5% of our Net revenues for the years ended December 31, 2005 and 2004, respectively. The high amortization rate during the year ended December 31, 2003, coupled with the provision for MSRs impairment, caused our Mortgage Servicing segment to generate negative Net revenues for the year ended December 31, 2003. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Arval. Our Fleet Management Services segment generated 69%, 66% and 52% of our Net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2004, we were a wholly owned subsidiary of Cendant that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant changed its name to Avis Budget Group, Inc.; however, within this Form 10-K, our former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off from Cendant. See “Item 1. Business” for a discussion of the Spin-Off.
      Prior to the Spin-Off and subsequent to December 31, 2004, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. STARS was previously our wholly owned subsidiary until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within our ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of our ownership structure from December 31, 2002 until it contributed STARS to us as part of the internal reorganization discussed above.
      Pursuant to SFAS No. 141, Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 25, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).
      In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant and its real estate services division that we expect to continue to be material to our business going forward. For a discussion of these agreements and arrangements, see “Item 1. Business — Arrangements with Cendant” and “— Arrangements with Realogy.” Cendant completed the spin-off of its real estate services division, (as defined earlier, the “Realogy Spin-Off”), effective July 31, 2006.
      We, through our subsidiary, PHH Member, and Realogy, through its subsidiary, Realogy Member, formed the Mortgage Venture. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, its owned relocation business, Cartus, and its owned settlement services business, TRG. All mortgage loans originated by the Mortgage Venture are sold to PHH

Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. The Mortgage Venture did not materially impact our Consolidated Financial Statements for the year ended December 31, 2005.
      We contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. The Mortgage Venture is principally governed by the terms of the operating agreement of the Mortgage Venture between PHH Member and Realogy Member (as amended, the “Mortgage Venture Operating Agreement”) and the strategic relationship agreement. See “Item 1. Business — Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement” for a description of the terms of the Mortgage Venture Operating Agreement and the strategic relationship agreement. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination, under certain circumstances, including after the twelfth year, including a two-year notice, or non-renewal by us after 25 years subject to delivery of notice. In the event that we do not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term. The provisions of the strategic relationship agreement govern the manner in which the Mortgage Venture is recommended by NRT, Cartus and TRG as the exclusive recommended provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the Realogy independent sales associates of any Realogy franchisee acting in such capacity), (ii) all customers of Realogy Entities (excluding Realogy franchisees or any employees or independent sales associate thereof acting in such capacity) and (iii) the U.S.-based employees of Cendant. See “Item 1. Business — Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement.” We own 50.1% of the Mortgage Venture through PHH Member and Realogy owns the remaining 49.9% through Realogy Member.
      The Mortgage Venture is consolidated within our Consolidated Financial Statements, and Realogy Member’s interest in the Mortgage Venture is reflected in our Consolidated Financial Statements as a minority interest. (See Note 1, “Summary of Significant Accounting Policies — Basis of Presentation” and Note 3, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.) Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.
      Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility-related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million, $32 million and $36 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      Although we had the ability to access the public debt market or available credit facilities for required funding, prior to the Spin-Off, Cendant provided intercompany funding to us in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During the years ended December 31, 2005, 2004, and 2003, interest expense related to such intercompany funding was not significant. These intercompany funding arrangements with Cendant terminated at the time of the Spin-Off. No intercompany funding amounts were outstanding at December 31, 2004.
      In addition, prior to and as part of the Spin-Off, Cendant made a cash contribution to us of $100 million and we distributed assets net of liabilities of $593 million to Cendant. Such amount included the historical cost of the net assets of our former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between us, our former relocation and fuel card businesses and Cendant.
      During each of the years ended December 31, 2004 and 2003, we paid Cendant $140 million (or $2.66 per share after giving effect to the 52,684-for-one stock split effective January 28, 2005) of cash dividends. We did not pay cash dividends to Cendant during the year ended December 31, 2005.

      Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods presented. Therefore, the historical financial information for such periods is not indicative of what our results of operations, financial position or cash flows will be in the future.

Former Mortgage Services Segment
      During 2005, we changed the composition of our reportable business segments by separating the business that was formerly called the Mortgage Services segment into two segments — the Mortgage Production segment and the Mortgage Servicing segment. All prior period segment information has been restated to reflect our three reportable segments.

Mortgage Production Segment
      Our Mortgage Production segment principally provides fee-based mortgage loan origination services for others (including brokered mortgage loans) and sells originated mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. We originate mortgage loans through three principal business channels: financial institutions (on a private label-basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and independent brokers) and relocation (mortgage services for Cartus). We also purchase mortgage loans originated by third parties. Fee income consists primarily of fees collected on loans originated for others (including brokered loans) and is recorded as revenue when we complete our obligations relating to the underlying loan transactions. Loan origination and commitment fees paid by the borrower in connection with the origination of mortgage loans and certain direct loan origination costs are deferred until loans are sold to investors. Mortgage loans held for sale (“MLHS”) are recorded on our balance sheet at the lower of cost or market value on an aggregate basis. Sales of mortgage loans are recorded on the date that ownership is transferred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold.
      Upon the closing of a mortgage loan originated or purchased by us, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. MLHS represent mortgage loans originated or purchased by us and held until sold to investors. We primarily sell our mortgage loans to government-sponsored entities, such as Fannie Mae, Freddie Mac or Ginnie Mae. Upon sale, we generally retain the MSRs and servicing obligations of the underlying mortgage loans.
      Our Mortgage Production segment also includes the appraisal services business through STARS. The appraisal services business is closely linked to the processes by which our Mortgage Production segment originates mortgage loans. STARS derives substantially all of its business from our three principal business channels described above.

Mortgage Servicing Segment
      Our Mortgage Servicing segment services residential mortgage loans. Upon the sale of the loans originated in or purchased by the Mortgage Production segment, we generally retain the MSRs and servicing obligations of those underlying loans. An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio.
      The capitalization of MSRs occurs upon the sale of the underlying mortgages into the secondary market. Upon the sale of loans, the total cost of loans originated or acquired is allocated between the MSR retained and the mortgage loans being sold without the servicing rights based on their relative fair values. Net loan servicing income is comprised of several components, including recurring servicing fees, ancillary income and the amortization and valuation adjustments of the MSR. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of agency guaranty fees. Costs associated with mortgage loan servicing are charged to expense as incurred. MSRs are amortized over the estimated life of the related loan portfolio in proportion to projected net servicing income. Such amortization is included in Amortization and valuation adjustments related to mortgage servicing rights, net in the Consolidated Statements of Income. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.
      MSRs are routinely evaluated for impairment, but at least on a quarterly basis. For purposes of performing this impairment evaluation, we stratify our portfolio on the basis of product type and interest rates of the underlying mortgage loans. We measure impairment for each stratum by comparing its estimated fair value to the carrying amount. Fair value is estimated based upon estimates of expected future cash flows considering prepayment estimates (developed using a model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The model to forecast prepayment rates used in the development of expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Temporary impairment is recorded through a valuation allowance in the period of occurrence and is included in Amortization and valuation adjustments related to mortgage servicing rights, net in our Consolidated Statements of Income. We periodically evaluate our MSRs to determine if the carrying value before the application of the valuation allowance is recoverable. When we determine that a portion of the asset is not recoverable, the asset and the previously designated valuation are reduced to reflect the write-down.
      Our Mortgage Servicing segment also includes our reinsurance business, which we conduct through our wholly owned subsidiary, Atrium, a New York domiciled monoline mortgage guaranty insurance corporation. Atrium receives premiums from certain third-party insurance companies and provides reinsurance solely in respect of primary mortgage insurance issued by those third-party insurance companies on loans originated through our various loan origination channels.

Arrangements with Cendant and Realogy
      Prior to the Spin-Off, we entered into various agreements with Cendant in connection with the Spin-Off to provide for our separation from Cendant and the transition of our business as an independent company, including (i) a separation agreement, (ii) a tax sharing agreement, and (iii) a transition services agreement. (See “Item 1. Business — Arrangements with Cendant” for more information about these agreements and “Item 1A. Risk Factors — Risks Related to the Spin-Off — Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.” for a discussion of some of the risks associated with these agreements.)
      Also in connection with the Spin-Off, we entered into a tax sharing agreement with Cendant that contains provisions governing the allocation of liability for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. See “Item 1. Business — Arrangements with Cendant — Tax Sharing Agreement.”
      Pursuant to the tax sharing agreement, our income tax assets and liabilities may be affected by audits of Cendant’s prior tax years. In addition, adjustments to income tax assets and liabilities may be needed when we receive, from Cendant, the reconciliation of Cendant’s filed income tax returns for the year ended December 31, 2005 to the income tax asset and liability estimates. See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K. As such, our financial statements are subject to future adjustments which may not be fully resolved until we receive, from Cendant, a reconciliation of the filed tax returns for the year ended December 31, 2005 (filed in September 2006), to our income tax assets and liabilities and when audits of Cendant’s prior years’ returns are completed. See “Item 1A. Risk Factors — Risks Related to the Spin-Off — Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.”
      We also entered into several agreements with Cendant’s real estate services division prior to the Spin-Off to provide for the continuation of certain business arrangements, including (i) the Mortgage Venture Operating Agreement, (ii) a strategic relationship agreement, (iii) a marketing agreement, (iv) a trademark license agreement with PHH Mortgage and (v) a trademark license agreement with the Mortgage Venture. (See “Item 1. Business — Arrangements with Realogy” for a description of these agreements.) In connection with the Spin-Off, we, through the PHH Member, and Cendant’s real estate services division, through the Realogy Member, formed the Mortgage Venture, the purpose of which is to originate and sell mortgage loans primarily sourced through NRT, Cartus and TRG. (See “Item 1. Business — Arrangements with Realogy — Mortgage Venture Between Realogy and PHH” for a discussion of the Mortgage Venture.) The termination of rights under our agreements with Realogy, including the termination of the Mortgage Venture or of our exclusivity rights under the strategic relationship agreement or marketing agreements, could have a material adverse effect on our business, financial condition and results of operations. See “Item 1. Business — Arrangements with Realogy” and “Item 1A. Risk Factors.”

Regulatory Trends
      The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. (See “Item 1A. Risk Factors — Risks Related to our Business — The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.”) Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Changes to laws, regulations or regulatory policies can affect our operations. As discussed in “Item 1. Business — Our Business — Mortgage Servicing Segment — Mortgage Regulation,” RESPA and state real estate brokerage laws restrict the payment of fees or other consideration for the referral of real estate settlement services. The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices. The establishment of the Mortgage Venture with Realogy formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned residential real estate brokerage and corporate relocation businesses, and the continuing relationship between and among the Mortgage Venture, Realogy and us are subject to the anti-kickback requirements of RESPA. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will be applied in a manner that may adversely impact our business or make regulatory compliance more difficult or expensive.
      Our wholly owned insurance subsidiary, Atrium Insurance Corporation, a New York domiciled monoline mortgage guaranty insurance company, is subject to insurance regulations in the State of New York relating to, among other things, standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting; as well as other underwriting and claims practices. The New York State Insurance Department also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters.
      As a result of our ownership of Atrium, we are subject to New York’s insurance holding company statute, as well as certain other laws, which, among other things, limit Atrium’s ability to declare and pay dividends except from restricted cash in excess of the aggregate of Atrium’s paid-in capital, paid-in surplus and contingency reserve. Additionally, anyone seeking to acquire, directly or indirectly, 10% or more of Atrium’s outstanding common stock, or otherwise proposing to engage in a transaction involving a change in control of Atrium, will be required to obtain the prior approval of the New York Superintendent of Insurance.

Mortgage Origination Trends
      The aggregate demand for mortgage loans in the U.S. is a primary driver of our operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. According to Fannie Mae’s Economic and Mortgage Market Developments, the year ended December 31, 2005 represented historically high industry originations of approximately $3.0 trillion. As of October 2006, Economic and Mortgage Market Developments forecasted a decline in industry originations during 2006 of approximately 18% from 2005 levels. Also according to Economic and Mortgage Market Developments, purchase originations during 2006 are expected to decline by approximately 4% from 2005 levels. We expect lower origination volume, ongoing pricing pressures and a flat yield curve to negatively impact the results of operations of our Mortgage Production and Mortgage Servicing segments for 2006 and 2007. We expect to continue to seek to reduce costs in these segments to better align our resources and expenses with anticipated business levels. We believe the mortgage industry will become increasingly competitive in 2007 as industry margins and volumes contract due to higher interest rates and other competitive factors. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, but there can be no assurance that we will be successful in this effort.

Seasonality
      Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. Our Mortgage Servicing segment is not generally subject to seasonal trends; however, delinquency rates typically rise temporarily during the winter months, driven by mortgagor payment patterns.

Inflation
      An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our mortgage production revenues. Conversely in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and reducing the amortization and impairment of our MSRs. See discussion below under “— Market, Credit and Counterparty Risk” and “Item 1A. Risk Factors — Risks Related to our Business — Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.”

Fleet Management Services Segment
      We provide fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. We lease vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the customer bears substantially all of the vehicle’s residual value risk. In limited circumstances, we lease vehicles under closed-end leases where we bear all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provide for a minimum lease term of twelve months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating-rate basis that varies month-to-month in accordance with changes in the floating-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are typically based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.
      We sell certain of our truck and equipment leases to third-party banks and individual financial institutions. When we sell operating leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer of the title and the assignment of the rights associated with the operating leases, we record the proceeds from the sale as revenue and recognize an expense for the undepreciated cost of the assets sold. Under certain of these sales agreements, we retain some residual risk in connection with the fair value of the asset at lease termination.

Fleet Market Trends
      The market size for the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2005, 2004 and 2003 Fact Books. Growth in our Fleet Management Services segment will therefore be driven principally by increased fee-based services, increased market share in the large fleet market (greater than 500 units) and increased service provided to the national fleet market (75 to 500 units).

Vicarious Liability
      Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in the Province of Ontario and as many as fifteen jurisdictions in the United States. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions we could be liable for property damage or injuries caused by the vehicles that we lease.
      On August 10, 2005, a new federal law was enacted in the United States which preempted those state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the states of New York and Maine and the District of Columbia. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of the new federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. The ultimate disposition of this New York case and its impact on the new federal law are uncertain at this time.
      Additionally, a new law was recently enacted in the Province of Ontario setting a cap of $1,000,000 on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. The scope, application and enforceability of this new provincial law also have not been fully tested.

Seasonality
      The results of operations of our Fleet Management Services segment are generally not seasonal.

Inflation
      Inflation does not have a significant impact on our Fleet Management Services segment.

Market, Credit and Counterparty Risk
      We are exposed to market, credit and counterparty risks. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk” and “Item 1A. Risk Factors — Risks Related to our Business — Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.” and “— Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.”

Market Risk
      Our principal market exposure is to interest rate risk. We have particular exposure to long-term U.S. Treasury (“Treasury”) and mortgage interest rates, due to their impact on mortgage-related assets and commitments. We also have exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in floating-rate lease assets. We manage our interest rate risk through various economic hedging strategies and derivative instruments, including interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts.

Credit Risk
      While the majority of the mortgage loans serviced by us are sold without recourse, we are exposed to consumer credit risk related to loans sold with recourse. The majority of the loans sold with recourse represent sales under a program where we retain the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of mortgage loans. For these loans, we record an allowance for estimated losses, which is determined based upon our history of actual loss experience under the program. This allowance and the related activity are not significant to our results of operations or financial position. We are also exposed to credit risk for our clients under the lease and service agreements they have with PHH Arval.

Counterparty Risk
      We are exposed to counterparty risk in the event of non-performance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of potential counterparties and/or requiring collateral in instances in which financing is provided. We generally mitigate counterparty risk associated with our derivative contracts by periodically monitoring the amount for which we are at risk with respect to such contracts, requiring collateral posting above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.

Results of Operations — 2005 vs. 2004

Consolidated Results
      Our consolidated results of continuing operations for 2005 and 2004 were comprised of the following:

	Year Ended
	December 31,

		2004
	2005	As Restated	Change

	(In millions)
Net revenues	$2,471	$2,397	$74

Expenses:
Spin-Off related expenses	41	—	41
Other expenses	2,271	2,225	46

Total expenses	2,312	2,225	87

Income from continuing operations before income taxes and minority interest	159	172	(13)
Provision for income taxes	87	78	9

Income from continuing operations before minority interest	$72	$94	$(22)

      During 2005, our Net revenues increased by $74 million (3%) compared to 2004, due to $133 million and $117 million increases in Net revenues for our Fleet Management Services and Mortgage Servicing segments, respectively, partially offset by a $176 million decrease in Net revenues for our Mortgage Production segment. Our Income from continuing operations before income taxes and minority interest during 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. These Spin-Off related expenses, a $127 million decrease in Income from continuing operations before income taxes and minority interest for the Mortgage Production segment and a $5 million increase in other expenses not allocated to our reportable segments were partially offset by increases of $128 million and $32 million of Income from continuing operations before income taxes and minority interest for the Mortgage Servicing and Fleet Management Services segments, respectively.
      Our effective income tax rates were 54.7% and 45.3% during 2005 and 2004, respectively. The increase in the effective rate in 2005 from 2004 was primarily due to increases in a contingency reserve of $15 million and state income taxes of $9 million due to an increase in weighted-average state income tax rates that were partially offset by changes in valuation allowances in 2005. The increase in weighted-average state income tax rates was due in part to PHH Mortgage’s classification for state income tax purposes as a financial institution in certain states that were recorded in 2005 that were partially offset by changes in valuation allowances in 2005.
      We devoted substantial internal and external resources to the completion of our 2005 Consolidated Financial Statements and related matters. As a result of these efforts, along with efforts to complete our assessment of internal controls over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $35 million to $40 million through October 31, 2006, of which $12 million was recorded in 2005. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, we expect that these fees and expenses will remain significantly higher than historical fees and expenses for the remainder of 2006 and into 2007.

Segment Results
      Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with NRT and Cendant Mobility (now Cartus), wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the strategic relationship agreement and the marketing agreement thereafter began to govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by Realogy. (See “Item 1. Business — Arrangements with Realogy — Strategic Relationship Agreement” and “— Marketing Agreements” for a discussion of the terms on which the Mortgage Venture and PHH Mortgage are recommended by Realogy.)

	Net Revenues			Segment (Loss) Profit(1)

	Year Ended			Year Ended
	December 31,			December 31,

		2004			2004
	2005	As Restated	Change	2005	As Restated	Change

	(In millions)
Mortgage Production segment	$524	$700	$(176)	$(17)	$109	$(126)
Mortgage Servicing segment	236	119	117	140	12	128

Total Mortgage Services	760	819	(59)	123	121	2
Fleet Management Services segment	1,711	1,578	133	80	48	32

Total reportable segments	2,471	2,397	74	203	169	34
Other(2)	—	—	—	(43)	3	(46)

Total Company	$2,471	$2,397	$74	$160	$172	$(12)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Year Ended
	December 31,

		2004
	2005	As Restated

	(In millions)
Income from continuing operations before income taxes and minority interest	$159	$172
Minority interest in loss of consolidated entities	(1)	—

Segment profit	$160	$172

(2)	Expenses reported under the heading Other for 2005 were primarily $41 million of Spin-Off related expenses.

Mortgage Production Segment
      Net revenues decreased by $176 million (25%) in 2005 compared to 2004. As discussed in greater detail below, Net revenues were impacted by decreases of $105 million in Gain on sale of mortgage loans, net, $41 million in Mortgage fees, $23 million in Mortgage net finance income and $7 million in Other income.
      Segment profit decreased by $126 million in 2005 compared to 2004 driven by the $176 million decrease in Net revenues, which was partially offset by a $49 million decrease in Total expenses. The $49 million reduction in Total expenses was primarily due to decreases in Other operating expenses of $25 million and Salaries and related expenses of $16 million.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended
	December 31,
				%
	2005	2004	Change	Change

	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$36,219	$34,405	$1,814	5%
Fee-based closings	11,966	18,148	(6,182)	(34)%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Purchase closings	$32,098	$34,680	$(2,582)	(7)%
Refinance closings	16,087	17,873	(1,786)	(10)%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Fixed rate	$22,681	$31,370	$(8,689)	(28)%
Adjustable rate	25,504	21,183	4,321	20%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Number of loans closed (units)	233,810	277,902	(44,092)	(16)%

Average loan amount	$206,086	$189,106	$16,980	9%

Loans sold	$35,541	$32,465	$3,076	9%

	Year Ended
	December 31,

		2004		%
	2005	As Restated	Change	Change

	(In millions)
Mortgage fees	$185	$226	$(41)	(18)%

Gain on sale of mortgage loans, net	300	405	(105)	(26)%

Mortgage interest income	182	158	24	15%
Mortgage interest expense	(146)	(99)	(47)	(47)%

Mortgage net finance income	36	59	(23)	(39)%

Other income	3	10	(7)	(70)%

Net revenues	524	700	(176)	(25)%

Salaries and related expenses	263	279	(16)	(6)%
Occupancy and other office expenses	51	55	(4)	(7)%
Other depreciation and amortization	17	21	(4)	(19)%
Other operating expenses	211	236	(25)	(11)%

Total expenses	542	591	(49)	(8)%

Income before income tax provision	(18)	109	(127)	n/m(1)
Minority interest in loss of consolidated entities	1	—	1	n/m(1)

Segment (loss) profit	$(17)	$109	$(126)	n/m(1)

(1)	n/m — Not meaningful.

Mortgage Fees
      Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans, and appraisal and other income generated by our appraisal services business. Mortgage fees collected on loans originated through our financial institutions channel are recorded in Mortgage fees when the financial institution retains the underlying loan. Loans purchased from financial institutions are included in loans closed to be sold while loans retained by financial institutions are included in fee-based closings.
      Fee income on loans closed to be sold is deferred until the loans are sold and recognized in Gain on sale of mortgage loans, net in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”). Fee income on fee-based closings is recorded in Mortgage fees and is recognized at the time of closing.
      Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes and are associated with both loans closed to be sold and fee-based closings.
      Mortgage fees decreased by $41 million (18%) from 2004 to 2005. This decrease was primarily attributable to the decline in fee-based closings of 34%, partially offset by a 5% increase in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to the flat yield curve, which caused our financial institution clients to retain fewer loans in their portfolio in 2005 compared to 2004. Of the $4.4 billion decline in total closings, $1.8 billion was attributable to a decline in refinancing activity from 2004 to 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Purchase closings decreased by $2.6 billion over the same period. Total originations in 2005 compared to 2004 were adversely affected by the loss of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank and a decline in volume from USAA, which insourced its mortgage originations during 2004.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists of the following:

•	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 11, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

•	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income; and

•	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.
      The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended
	December 31,

		2004		%
	2005	As Restated	Change	Change

	(In millions)
Gain on loans sold	$209	$234	$(25)	(11)%
Initial value of capitalized servicing	425	448	(23)	(5)%
Recognition of deferred fees and costs, net	(334)	(277)	(57)	(21)%

Gain on sale of mortgage loans, net	$300	$405	$(105)	(26)%

      Gain on sale of mortgage loans, net decreased by $105 million (26%) in 2005 compared to 2004. Lower initial capitalization rates of our MSRs caused $58 million of this decline, as our initial capitalization rate related to mortgage loans sold declined by approximately 18 basis points (“bps”) in 2005 compared to 2004. This decrease in the initial capitalization rate was partially offset by a $3.1 billion increase in loans sold, which increased the initial value of capitalized servicing by $36 million. Gains on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $82 million in 2005 compared to 2004. Of this $82 million decline, $76 million is due to a decline in margins on loans sold during 2005. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The remaining $6 million of the decline was the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded losses of approximately $29 million in 2004 and losses of approximately $35 million in 2005.

Mortgage Net Finance Income
      Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $23 million (39%) in 2005 compared to 2004, largely because of the flattening of the yield curve in 2005 compared to 2004. Of this decline, approximately $47 million related to increased Mortgage interest expense, $59 million of which was attributable to a higher cost of funds from our outstanding borrowings, partially offset by a $12 million decrease in Mortgage interest expense due to lower average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At December 31, 2005 and 2004, one-month LIBOR, which is used as a benchmark for short-term rates, was 4.48% and 2.40%, respectively, which was an increase of 208 bps. The increase in Mortgage interest expense was partially offset by a $24 million increase in Mortgage interest income primarily due to higher note rates associated with loans held for sale. These increases were partially offset by lower average loans held for sale.

Other Income
      Other income allocable to the Mortgage Production segment decreased by $7 million (70%) in 2005 compared to 2004. This decrease was primarily attributable to the receipt of a one-time payment during 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank.

Salaries and Related Expenses
      Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $16 million (6%) in 2005 compared to 2004 primarily due to a decrease in average staffing levels due to lower origination volumes that was partially offset by higher average salaries and a $9 million increase in incentive bonus expense recorded during 2005 that was not incurred in 2004.

Other Operating Expenses
      Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $25 million (11%) during 2005 compared to 2004. This decrease was primarily attributable to an 8% decrease in loans closed during 2005 compared to those closed during 2004.

Mortgage Servicing Segment
      Net revenues increased by $117 million (98%) in 2005 compared to 2004. As discussed in greater detail below, favorable changes in Amortization and valuation adjustments related to MSRs, net of $83 million and an increase in Mortgage net finance income of $46 million were partially offset by decreases in Other income of $6 million and Loan servicing income of $6 million.
      Segment profit increased by $128 million in 2005 compared to 2004 driven by the $117 million increase in Net revenues and an $11 million decrease in Total expenses. The $11 million reduction in Total expenses was primarily due to a $6 million decrease in Other operating expenses and a decrease in Salaries and related expenses of $2 million.
      The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
				%
	2005	2004	Change	Change

		(In millions)
Average loan servicing portfolio	$147,304	$143,521	$3,783	3%

	Year Ended
	December 31,

		2004		%
	2005	As Restated	Change	Change

	(In millions)
Mortgage interest income	120	57	63	111%
Mortgage interest expense	(63)	(46)	(17)	(37)%

Mortgage net finance income	57	11	46	418%

Loan servicing income	479	485	(6)	(1)%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(433)	(285)	(148)	(52)%
Recovery of (provision for) impairment of MSRs	216	(214)	430	201%
Net derivative (loss) gain related to MSRs	(82)	117	(199)	(170)%

	(299)	(382)	83	22%

Net loan servicing income	180	103	77	75%

Other income	(1)	5	(6)	n/m(1)

Net revenues	236	119	117	98%

Salaries and related expenses	33	35	(2)	(6)%
Occupancy and other office expenses	9	10	(1)	(10)%
Other depreciation and amortization	9	11	(2)	(18)%
Other operating expenses	45	51	(6)	(12)%

Total expenses	96	107	(11)	(10)%

Segment profit	$140	$12	$128	n/m(1)

(1)	n/m — Not meaningful.

Mortgage Net Finance Income
      Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $46 million (418%) in 2005 compared to 2004, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in 2005 compared to 2004 since the escrow balances earn income based upon one-month LIBOR.

Loan Servicing Income
      Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly owned reinsurance subsidiary, Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for servicing income is average loan servicing portfolio.
      The components of Loan servicing income were as follows:

	Year Ended
	December 31,

		2004		%
	2005	As Restated	Change	Change

	(In millions)
Net service fee revenue	$467	$465	$2	—
Ancillary servicing revenue	30	30	—	—
Curtailment interest paid to investors Mortgage interest income	(51)	(45)	(6)	(13)%
Net reinsurance income	33	35	(2)	(6)%

Loan servicing income	$479	$485	$(6)	(1)%

      Loan servicing income decreased by $6 million (1%) from 2004 to 2005. This decrease primarily related to higher curtailment interest paid to investors during 2005 due to an increase in loan payoffs during 2005, as well as a decrease in net reinsurance income during 2005 compared to 2004. These decreases were partially offset by higher servicing fees due to the higher average servicing portfolio during 2005.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, Recovery of (provision for) impairment of MSRs and Net derivative (loss) gain related to MSRs. The favorable change of $83 million (22%) from 2004 to 2005 was attributable to a $430 million favorable change in the valuation of our MSRs, partially offset by a $199 million unfavorable change in net derivative gains and losses and $148 million of higher MSRs amortization. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $94 million. Amortization of our MSRs increased by $148 million (52%) during 2005 compared to 2004. The increase in amortization expense was primarily attributable to a higher amortization rate due to a decline in the beginning weighted-average life of the portfolio resulting from a flattening of the yield curve in 2005 compared to 2004.
      Recovery of (Provision for) Impairment of MSRs: The fair value of our MSRs is estimated based upon estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The MSRs valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During 2005, the Recovery of impairment of MSRs valuation was $216 million, a favorable change of $430 million (201%) from 2004. This favorable change was primarily due to the increase in mortgage interest rates during 2005 leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 18 bps during 2005. Conversely, the 10-year Treasury rate decreased by 4 bps in 2004. Additionally, the spread between mortgage coupon rates and the underlying risk-free interest rate increased during 2005. The increase in mortgage spreads also had a favorable impact on the Recovery of impairment of MSRs.
      Net Derivative (Loss) Gain Related to MSRs: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 11, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.
      During 2005, the value of derivatives related to our MSRs decreased by $82 million. In 2004, the value of derivatives related to our MSRs increased by $117 million. Our net results from MSRs risk management activities for 2005 was a gain of $40 million as described below. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at December 31, 2005.
      The following table outlines Net gain (loss) on MSRs risk management activities:

	Year Ended
	December 31,

		2004
	2005	As Restated

	(In millions)
Net derivative (loss) gain related to MSRs	$(82)	$117
Recovery of (provision for) impairment of MSRs	216	(214)
Application of amortization rate to the valuation allowance	(94)	(61)

Net gain (loss) on MSRs risk management activities	$40	$(158)

Other Income
      Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and decreased by $6 million in 2005 compared to 2004. This decrease was primarily attributable to gains on the sale of investment securities that occurred in 2004, whereas no marketable securities were sold in 2005.

Salaries and Related Expenses
      Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses decreased by $2 million (6%) in 2005 compared to 2004. This decrease was primarily due to a decrease in average staffing levels despite the 3% increase in the average loan servicing portfolio. This decrease was partially offset by a $2 million increase in incentive bonus expense recorded during 2005 that was not incurred in 2004, as well as higher average salaries.

Other Operating Expenses
      Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses decreased by $6 million (12%) during 2005 compared to 2004. This decrease was primarily attributable to a decrease in foreclosure costs primarily related to improvements in the performance of our loans sold with recourse.

Fleet Management Services Segment
      On February 27, 2004, we acquired First Fleet. Accordingly, our results for 2005 included a full year of First Fleet activity compared to ten months of activity included in 2004. The impact of the additional two months of First Fleet profit in 2005 was not material to the results of operations for our Fleet Management Services segment.
      Net revenues increased by $133 million (8%) in 2005 compared to 2004. As discussed in greater detail below, the increase in Net revenues was primarily due to increases of $111 million in Fleet lease income and $15 million in Fleet management fees.
      Segment profit increased by $32 million (67%) in 2005 compared to 2004 due to the $133 million increase in Net revenues, partially offset by a $101 million increase in Total expenses.
      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
				%
	2005	2004	Change	Change

	(In thousands of units)
Leased vehicles	325	317	8	3%
Maintenance service cards	338	334	4	1%
Fuel cards	321	305	16	5%
Accident management vehicles	332	314	18	6%

	Year Ended
	December 31,

		2004		%
	2005	As Restated	Change	Change

	(In millions)
Fleet management fees	$150	$135	$15	11%
Fleet lease income	1,468	1,357	111	8%
Other income	93	86	7	8%

Net revenues	1,711	1,578	133	8%

Salaries and related expenses	86	76	10	13%
Occupancy and other office expenses	18	18	—	—
Depreciation on operating leases	1,180	1,124	56	5%
Fleet interest expense	139	105	34	32%
Other depreciation and amortization	14	12	2	17%
Other operating expenses	194	195	(1)	(1)%

Total expenses	1,631	1,530	101	7%

Segment profit	$80	$48	$32	67%

Fleet Management Fees
      Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $15 million (11%) in 2005 compared to 2004, due to increases in all four major revenue drivers, which accounted for $12 million of the increase. Individual fees increased in line with our unit count growth. Total growth was enhanced as the result of higher revenues due to higher average transactions for both maintenance service cards and fuel cards and higher subrogation recovery for our clients.

Fleet Lease Income
      Fleet lease income increased by $111 million (8%) during 2005 compared to 2004 due to higher total lease billings resulting from the 3% increase in leased vehicles. Increased depreciation billed as a result of increased leased unit counts and increased Fleet interest expense on our variable-interest rate funded leases added to Fleet lease income.

Other Income
      Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $7 million (8%) during 2005 compared to 2004, primarily due to a $5 million increase in interest income and a $2 million increase in net truck remarketing revenue.

Salaries and Related Expenses
      Salaries and related expenses increased by $10 million (13%) compared to 2004, primarily due to increased wages and increased staffing levels.

Depreciation on Operating Leases
      Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during 2005 increased by $56 million (5%) compared to 2004, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during 2005, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase.

Fleet Interest Expense
      Fleet interest expense increased by $34 million (32%) during 2005 compared to 2004. The increase in Fleet interest expense was primarily due to rising short-term interest rates. Debt is utilized to fund the domestic fleet leases, of which approximately 77% are floating-rate leases, whereby the interest component of the lease billing changes with the movement of certain floating-rate indices. The increase in Fleet interest expense resulting from the higher interest rates was partially offset by a $28 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.

Results of Operations — 2004 vs. 2003

Consolidated Results
      Our consolidated results of continuing operations for 2004 and 2003 were comprised of the following:

	Year Ended December 31,

	2004	2003
	As Restated	As Restated	Change

	(In millions)
Net revenues	$2,397	$2,636	$(239)

Expenses:
Goodwill impairment	—	102	(102)
Other expenses	2,225	2,201	24

Total expenses	2,225	2,303	(78)

Income from continuing operations before income taxes and minority interest	172	333	(161)
Provision for income taxes	78	176	(98)

Income from continuing operations before minority interest	$94	$157	$(63)

      During 2004, our Net revenues decreased by $239 million (9%) compared to 2003, due to a $778 million decrease in Net revenues for our Mortgage Production segment that was partially offset by $330 million and $209 million increases in Net revenues for our Mortgage Servicing and Fleet Management Services segments, respectively. Our income from continuing operations before income taxes and minority interest during 2003 included a $102 million goodwill impairment charge associated with the Fleet Management Services business, which was excluded from the results of our reportable segments. The $161 million (48%) decrease in Income from continuing operations before income taxes and minority interest from 2003 to 2004 was due to a $630 million decrease in Income from continuing operations before income taxes and minority interest from our Mortgage Production segment that was partially offset by the goodwill impairment charge recorded in 2003, increases of $351 million and $8 million in Income from continuing operations before income taxes and minority interest for our Mortgage Servicing and Fleet Management Services segments, respectively, and an $8 million decrease in other expenses not allocated to our reportable segments. Our overall effective tax rate was 45.3% and 52.9% for 2004 and 2003, respectively. The difference in the effective tax rates was primarily due to the $102 million goodwill impairment charge recorded in 2003, $96 million of which was not deductible for federal and state income tax purposes, that was partially offset by valuation allowances established in 2004, relating principally to state net operating losses.

Segment Results
      Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest.

	Net Revenues			Segment Profit (Loss)(1)

	Year Ended			Year Ended
	December 31,			December 31,

	2004	2003		2004	2003
	As Restated	As Restated	Change	As Restated	As Restated	Change

	(In millions)
Mortgage Production segment	$700	$1,478	$(778)	$109	$739	$(630)
Mortgage Servicing segment	119	(211)	330	12	(339)	351

Total Mortgage Services	819	1,267	(448)	121	400	(279)
Fleet Management Services segment	1,578	1,369	209	48	40	8

Total reportable segments	2,397	2,636	(239)	169	440	(271)
Other(2)	—	—	—	3	(107)	110

Total Company	$2,397	$2,636	$(239)	$172	$333	$(161)

(1)	As there was no Minority interest recorded in the Consolidated Financial Statements during the years ended December 31, 2004 and 2003, segment profit equaled Income from continuing operations before income taxes and minority interest during those periods.

(2)	Expenses reported under the heading Other for 2003 were primarily a goodwill impairment charge of $102 million for the Fleet Management Services segment.

Mortgage Production Segment
      Net revenues decreased by $778 million (53%) during 2004 compared to 2003. As discussed in greater detail below, the decrease in Net revenues was due to decreases in Gain on sale of mortgage loans, net of $642 million, Mortgage fees of $93 million and Mortgage net finance income of $51 million that were partially offset by an $8 million increase in Other income.
      Segment profit decreased by $630 million (85%) during 2004 compared to 2003, primarily due to the $778 million decrease in Net revenues that was partially offset by a $148 million decrease in Total expenses.

      The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended
	December 31,
				%
	2004	2003	Change	Change

	(Dollars in millions, except
	average loan amount)
Loans closed to be sold	$34,405	$60,333	$(25,928)	(43)%
Fee-based closings	18,148	23,368	(5,220)	(22)%

Total closings	$52,553	$83,701	$(31,148)	(37)%

Purchase closings	$34,680	$35,037	$(357)	(1)%
Refinance closings	17,873	48,664	(30,791)	(63)%

Total closings	$52,553	$83,701	$(31,148)	(37)%

Fixed rate	$31,370	$52,544	$(21,174)	(40)%
Adjustable rate	21,183	31,157	(9,974)	(32)%

Total closings	$52,553	$83,701	$(31,148)	(37)%

Number of loans closed (units)	277,902	467,624	(189,722)	(41)%

Average loan amount	$189,106	$178,992	$10,114	6%

Loans sold	$32,465	$59,521	$(27,056)	(45)%

	Year Ended December 31,

	2004	2003		%
	As Restated	As Restated	Change	Change

	(In millions)
Mortgage fees	$226	$319	$(93)	(29)%

Gain on sale of mortgage loans, net	405	1,047	(642)	(61)%

Mortgage interest income	158	218	(60)	(28)%
Mortgage interest expense	(99)	(108)	9	8%

Mortgage net finance income	59	110	(51)	(46)%

Other income	10	2	8	400%

Net revenues	700	1,478	(778)	(53)%

Salaries and related expenses	279	353	(74)	(21)%
Occupancy and other office expenses	55	63	(8)	(13)%
Other depreciation and amortization	21	18	3	17%
Other operating expenses	236	305	(69)	(23)%

Total expenses	591	739	(148)	(20)%

Segment profit	$109	$739	$(630)	(85)%

Mortgage Fees
      Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans, and appraisal and other income generated by our appraisal services business. Mortgage fees collected on loans originated through our financial institutions channel are recorded in Mortgage fees when the financial institution retains the underlying loan. Loans purchased from financial institutions are included in loans closed to be sold while loans retained by financial institutions are included in fee-based closings.
      Fee income on loans closed to be sold is deferred until the loans are sold and recognized in Gain on sale of mortgage loans, net in accordance with SFAS No. 91. Fee income on fee-based closings is recorded in Mortgage fees and is recognized at the time of closing.
      Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes and are associated with both loans closed to be sold and fee-based closings.
      Mortgage fees decreased by $93 million (29%) during 2004 compared to 2003, which was attributed to the decline in closed loan volumes of $31.1 billion (37%) between the two periods, partially offset by higher mortgage fees per loan. Of the decline in loan closings, $30.8 billion was attributed to a decline in refinance activity during 2004 compared to 2003. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Accordingly, many borrowers had refinanced their mortgages prior to 2004 at rates that were at or below 2004 levels. Purchase closings decreased by $357 million (1%) over the same period.

Gain on Sale of Mortgage Loans, Net
      Gain on sale of mortgage loans, net consists of the following:

•	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 11, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

•	The initial value of capitalized servicing and other retained interests, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value and servicing income related to the MSRs are recorded in Net loan servicing income; and

•	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.
      The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended December 31,

	2004	2003		%
	As Restated	As Restated	Change	Change

	(In millions)
Gain on loans sold	$234	$560	$(326)	(58)%
Initial value of capitalized servicing	448	939	(491)	(52)%
Recognition of deferred fees and costs, net	(277)	(452)	175	39%

Gain on sale on sale of mortgage loans, net	$405	$1,047	$(642)	(61)%

      Gain on sale of mortgage loans, net decreased by $642 million (61%) during 2004 compared to 2003. Of this decrease, $476 million related to the decrease in loans sold of $27.1 billion (45%) between 2004 and 2003, and the remaining $166 million decline was a result of lower margins on loans sold during 2004. The lower margins were the results of competitive pricing pressures as well as changes in product mix. Typically, when industry loan volumes decline, competitive pricing pressures occur as mortgage companies compete for fewer customers, resulting in lower margins.

Mortgage Net Finance Income
      Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS, and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale, and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $51 million (46%) during 2004 compared to 2003. The decline in Mortgage interest income of $60 million (28%) was primarily due to a reduction in interest income on loans held for sale due to the lower amount of loans closed to be sold that was partially offset by the impact of higher average note rates associated with those loans. The decline in Mortgage interest income was partially offset by a $9 million reduction in Mortgage interest expense allocated to the funding of loans held for sale, which was attributable to the lower volume of loans held for sale, partially offset by the impact of higher short-term interest rates.

Other Income
      Other income increased by $8 million (400%) during 2004 compared to 2003, primarily due to the receipt of a one-time payment during 2004 associated with the termination of the Fleet Bank relationship resulting from Bank of America’s acquisition of Fleet Bank.

Salaries and Related Expenses
      Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. The $74 million (21%) decrease in Salaries and related expenses during 2004 compared to 2003 was primarily due to decreases in net commission and salary expense related to the decline in loan closings, coupled with lower incentive bonus expense recorded in 2004 as compared to 2003.

Other Operating Expenses
      Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $69 million (23%) during 2004 compared to 2003. This decrease was primarily attributable to the $31.1 billion decline in total loan closings.

Mortgage Servicing Segment
      Net revenues increased by $330 million during 2004 compared to 2003. As discussed in greater detail below, the increase in Net revenues was primarily due to increases in Amortization and valuation adjustments related to MSRs, net of $270 million and Loan servicing income of $64 million, partially offset by a $10 million decrease in Mortgage net finance income.
      Segment profit increased by $351 million during 2004 compared to 2003 driven by the $330 million increase in Net revenues and a $21 million decrease in Total expenses.
      The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
				%
	2004	2003	Change	Change

	(In millions)
Average loan servicing portfolio	$143,521	$127,992	$15,529	12%

	Year Ended December 31,

	2004	2003		%
	As Restated	As Restated	Change	Change

	(In millions)
Mortgage interest income	57	59	(2)	(3)%
Mortgage interest expense	(46)	(38)	(8)	(21)%

Mortgage net finance income	11	21	(10)	(48)%

Loan servicing income	485	421	64	15%

Amortization and valuation adjustments related to MSRs, net:
Amortization of MSRs	(285)	(592)	307	52%
Provision for impairment of MSRs	(214)	(223)	9	4%
Net derivative gain related to MSRs	117	163	(46)	(28)%

	(382)	(652)	270	41%

Net loan servicing income	103	(231)	334	145%

Other income	5	(1)	6	n/m (1)

Net revenues	119	(211)	330	n/m (1)

Salaries and related expenses	35	39	(4)	(10)%
Occupancy and other office expenses	10	10	—	—
Other depreciation and amortization	11	9	2	22%
Other operating expenses	51	70	(19)	(27)%

Total expenses	107	128	(21)	(16)%

Segment profit (loss)	$12	$(339)	$351	n/m (1)

(1)	n/m — Not meaningful.

Mortgage Net Finance Income
      Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income declined by $10 million (48%) during 2004 compared to 2003, primarily due to a decrease in income from escrow balances, as well as higher Mortgage interest expense on debt allocated to fund MSRs. The decrease in income from escrow balances was due to a reduction in the amount of escrow balances held, partially offset by the impact of increasing short-term interest rates during 2004 compared to 2003. This increase in Interest expense on debt allocated to fund MSRs was also due to increasing short-term interest rates during 2004 compared to 2003.

Loan Servicing Income
      Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly owned reinsurance subsidiary, Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for servicing income is average loan servicing portfolio.

      The components of Loan servicing income were as follows:

	Year Ended December 31,

	2004	2003		%
	As Restated	As Restated	Change	Change

	(In millions)
Net service fee revenue	$465	$427	$38	9%
Ancillary servicing revenue	30	38	(8)	(21)%
Curtailment interest paid to investors
Mortgage interest income	(45)	(88)	43	49%
Net reinsurance income	35	44	(9)	(20)%

Loan servicing income	$485	$421	$64	15%

      Loan servicing income increased by $64 million (15%) from 2003 to 2004, primarily due to the $15.5 billion (12%) increase in the average loan servicing portfolio.

Amortization and Valuation Adjustments Related to MSRs, Net
      Amortization and valuation adjustments related to MSRs, net includes Amortization of MSRs, Provision for impairment of MSRs and Net derivative gain related to MSRs. The favorable change of $270 million (41%) from 2003 to 2004 was attributed to a $307 million decline in amortization of MSRs, coupled with a $9 million favorable change in the valuation of our MSRs and a $46 million decline in net derivative gains. The components of Amortization and valuation adjustments related to MSRs, net are discussed separately below.
      Amortization of MSRs: We amortize our MSRs based on the ratio of net servicing income to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine amortization expense. The application of the amortization rate to the gross book value resulted in higher amortization expense being offset by a recovery of the MSRs valuation by approximately $61 million in 2004 and $140 million in 2003. Amortization of our MSRs decreased by $307 million (52%) during 2004 compared to 2003. The decrease in amortization expense was primarily attributed to a lower amortization rate in 2004 compared to 2003 due to a higher weighted-average life during each amortization period.
      Provision for Impairment of MSRs: The fair value of our MSRs is estimated based upon estimates of expected future cash flows from our MSRs considering prepayment estimates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The MSRs valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.
      During 2004, the Provision for impairment of MSRs valuation was $214 million, a favorable change of $9 million (4%) from 2003. The impairment in 2004 was primarily due to a flattening of the yield curve during 2004.
      Net Derivative Gain Related to MSRs: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 11, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.

      During 2004, the value of derivatives related to our MSRs increased by $117 million. During 2003, the value of derivatives related to our MSRs increased by $163 million. Our net results from MSRs risk management activities for 2004 was a loss of $158 million as described below.
      The following table outlines Net loss on MSRs risk management activities:

	Year Ended December 31,

	2004	2003
	As Restated	As Restated

	(In millions)
Net derivative gain related to MSRs	$117	$163
Provision for impairment of MSRs	(214)	(223)
Application of amortization rate to the valuation allowance	(61)	(140)

Net loss on MSRs risk management activities	$(158)	$(200)

Other Income
      Other income allocable to the Mortgage Servicing segment consists primarily of net gains on investment securities and increased by $6 million during 2004 compared to 2003, primarily due to higher gains on the sale of investment securities during 2004.

Salaries and Related Expenses
      Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. The $4 million (10%) decrease in Salaries and related expenses during 2004 compared to 2003 was primarily due to lower incentive bonus payments in 2004 as compared to 2003 and lower general and administrative costs allocated to the Mortgage Servicing segment.

Other Operating Expenses
      Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses decreased by $19 million (27%) during 2004 compared to 2003. This decrease was primarily attributable to improved foreclosure loss experience.

Fleet Management Services Segment
      On February 27, 2004, we acquired First Fleet. Accordingly, our 2004 results include ten months of First Fleet activity while 2003 did not include any activity of First Fleet.
      Net revenues increased by $209 million (15%) in 2004 compared to 2003, primarily due to the $153 million impact of the First Fleet acquisition. As discussed in greater detail below, the increase in revenues was due to increases of $187 million in Fleet lease income, $15 million in Other income and $7 million in Fleet management fees.
      Segment profit increased by $8 million (20%) in 2004 compared to 2003 due to the $209 million increase in Net revenues, partially offset by a $201 million increase in Total expenses.

      The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for
	the Year
	Ended
	December 31,
				%
	2004	2003	Change	Change

	(In thousands of units)
Leased vehicles	317	316	1	—
Maintenance service cards	334	331	3	1%
Fuel cards	305	303	2	1%
Accident management vehicles	314	290	24	8%

	Year Ended December 31,

	2004	2003		%
	As Restated	As Restated	Change	Change

	(In millions)
Fleet management fees	$135	$128	$7	5%
Fleet lease income	1,357	1,170	187	16%
Other income	86	71	15	21%

Net revenues	1,578	1,369	209	15%

Salaries and related expenses	76	71	5	7%
Occupancy and other office expenses	18	16	2	13%
Depreciation on operating leases	1,124	1,055	69	7%
Fleet interest expense	105	89	16	18%
Other depreciation and amortization	12	10	2	20%
Other operating expenses	195	88	107	122%

Total expenses	1,530	1,329	201	15%

Segment profit	$48	$40	$8	20%

Fleet Management Fees
      Fleet management fees consist primarily of the net revenues of our principal fee-based products: fuel cards, maintenance services, accident management services, and monthly management fees for leased vehicles. Fleet management fees increased by $7 million (5%) during 2004 compared to 2003. Unit counts increased in fuel cards, maintenance service cards and accident management vehicles. Revenues were positively impacted by higher total volumes in the maintenance services program.

Fleet Lease Income
      Fleet lease income increased by $187 million (16%) during 2004 compared to 2003, primarily due to the $146 million effect of the First Fleet acquisition. Additionally, increased depreciation billed as a result of increased leased unit counts and increased Fleet interest expense on our variable-interest rate funded leases added to Fleet lease income.

Other Income
      Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased $15 million (21%) during 2004 compared to 2003, primarily due to the $7 million effect of the First Fleet acquisition and a $6 million increase in revenue at our dealerships that was a result of a 9% increase in new and used car sales.

Depreciation on Operating Leases
      Depreciation on operating leases is the depreciation expense associated with our leased assets portfolio. Depreciation on operating leases increased by $69 million (7%) during 2004 compared to 2003, primarily due to a $32 million effect of the First Fleet acquisition and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during 2004, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase.

Fleet Interest Expense
      Fleet interest expense increased by $16 million (18%) during 2004 compared to 2003. The increase in Fleet interest expense was primarily due to an $11 million effect of the First Fleet acquisition and higher interest rates.

Other Operating Expenses
      Other Operating increased by $107 million (122%) during 2004 compared to 2003. This increase was primarily due to the First Fleet acquisition of $96 million.
Liquidity and Capital Resources

General
      Our liquidity is dependent upon our ability to fund maturities of indebtedness, to fund growth in assets under management and business operations and to meet contractual obligations. We estimate how these liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to changes in our business operations, levels of interest rates and unanticipated events. The primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of MSRs. Sources of liquidity include equity capital including retained earnings, the unsecured debt markets, bank lines of credit, secured borrowing including the asset-backed debt markets and the liquidity provided by the sale or securitization of assets.
      In order to ensure adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity. We maintain liquidity at the parent company level through access to the unsecured debt markets and through contractually committed unsecured bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets are utilized to fund both vehicles under management and mortgages held for resale.
      Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations at least through the end of 2007. We expect aggregate capital expenditures for 2006 to be between $26 million and $30 million.

Cash Flows
      At December 31, 2005, we had $107 million of Total cash and cash equivalents, a decrease of $238 million from $345 million at December 31, 2004. The following table summarizes the changes in Total cash and cash equivalents during the years ended December 31, 2005 and 2004:

	Year Ended December 31,

		2004
	2005	As Restated	Change

	(In millions)
Cash provided by (used in) continuing operations:
Operating activities	$731	$1,937	$(1,206)
Investing activities	(1,246)	(1,282)	36
Financing activities	365	(527)	892
Effects of changes in exchange rates on cash and cash equivalents	—	3	(3)

Net cash (used in) provided by continuing operations	(150)	131	(281)

Cash provided by (used in) discontinued operations:
Operating activities	184	(10)	194
Investing activities	(30)	(54)	24
Financing activities	(242)	103	(345)
Effects of changes in exchange rates on cash and cash equivalents	—	1	(1)

Net cash (used in) provided by discontinued operations	(88)	40	(128)

Net (decrease) increase in cash	$(238)	$171	$(409)

Continuing Operations

Operating Activities
      During 2005, we generated $1.2 billion less cash from operating activities than during 2004. This decrease was primarily attributable to the timing of transactions whereby cash used to fund the origination of mortgage loans exceeded cash received from the sale of mortgage loans. During 2005, net cash outflows related to the origination and sale of mortgage loans was $924 million greater than during 2004. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities
      During 2005, we used $36 million less in investing activities than during 2004. The decrease in cash used in investing activities was primarily attributable to a $557 million greater decrease in Restricted cash related principally to the redemption of $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse asset-backed debt arrangement, a $266 million decrease in cash paid on derivatives related to MSRs and a $158 million increase in proceeds received from the sale of investment vehicles by our Fleet Management Services segment. These decreases in cash used in investing activities were offset by $363 million of additional cash used by our Fleet Management Services segment to acquire vehicles, a decrease of $474 million in net settlement proceeds for derivatives related to MSRs and an $86 million decrease in cash provided by other investing activities.

Financing Activities
      During 2005, we generated $892 million more cash from financing activities than during 2004. During 2005, we used $6.5 billion more cash for the repayment of debt, including the repayment of $443 million aggregate principal amount of our privately placed senior notes and $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse asset-backed debt arrangement. This was offset by $6.5 billion of higher proceeds from borrowings, a $570 million increase in net short-term borrowings, a $100 million cash contribution from Cendant related to the Spin-Off, $15 million of proceeds from the issuance of our Common stock and $39 million more cash provided by other financing activities. In 2004, we paid $140 million of dividends to Cendant and received $2 million of intercompany funding from Cendant. In 2005, we purchased an aggregate of $6 million of our Common stock from Cendant in connection with the Spin-Off and under our odd lot repurchase program.

Discontinued Operations
      During 2005, our discontinued operations generated $128 million less cash than during 2004, primarily due to a $345 million decrease in cash provided by financing activities of discontinued operations that was partially offset by a $194 million increase in cash provided by operating activities of discontinued operations. The decrease in cash provided by financing activities was primarily attributable to a $228 million distribution of discontinued operations cash and cash equivalents to Cendant in connection with the Spin-Off and $100 million in dividends paid to Cendant by the discontinued operations during the first month of 2005. The increase in cash provided by operating activities was primarily due to a $120 million cash inflow related to fuel card receivables.

Secondary Mortgage Market
      We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-agency (or non-conforming) MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the SEC, and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.
      The Agency MBS market, whole-loan and non-conforming markets for prime mortgage loans provide substantial liquidity for our mortgage loan production. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to be able to access these markets.

Indebtedness
      We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,

		2004
	2005	As Restated

	(In millions)
Restricted cash	$497	$855
Mortgage loans held for sale, net	2,395	2,012
Net investment in fleet leases	3,966	3,707
Mortgage servicing rights, net	1,909	1,606
Investment securities	41	46

Assets under management programs	$8,808	$8,226

      The following tables summarize the components of our indebtedness as of December 31, 2005 and 2004:

	December 31, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated notes	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under domestic revolving credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

	December 31, 2004, As Restated

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Variable funding notes	615	—	—	615
Subordinated notes	370	101	—	471
Commercial paper	—	—	130	130
Other	34	40	10	84

	$3,190	$1,341	$1,973	$6,504

Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents floating-rate debt issued under a domestic financing facility, Chesapeake Funding LLC (“Chesapeake”), our wholly owned subsidiary that provides for the issuance of variable-rate term notes and variable funding notes. As of December 31, 2005 and 2004, variable-rate term notes and variable funding notes outstanding under this arrangement aggregated $3.0 billion and $2.8 billion, respectively. As of December 31, 2005 and 2004, subordinated notes issued by Terrapin Funding LLC (“Terrapin”), a consolidated entity, aggregated $367 million and $370 million, respectively. Variable-rate term notes, variable funding notes and the subordinated notes were issued to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. The debt issued was collateralized by approximately $3.9 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Consolidated Balance Sheet as of December 31, 2005, which are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. The holders of the notes receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. Repayments are required on the notes as cash inflows are received relating to the securitized vehicle leases and related assets, but no later than the final maturity dates specified in the indentures of between August 2008 and April 2018 for the variable-rate notes and variable funding notes, and between August 2030 and August 2037 for the subordinated notes. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 4.8% and 2.8% as of December 31, 2005 and 2004, respectively.

      On July 15, 2005, Chesapeake entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity was used to support the acquisition of vehicles used in PHH Arval’s fleet leasing operations and to retire $120 million of outstanding term notes. The parties to the Amended Supplement include Chesapeake as issuer, PHH Arval as administrator, JPMorgan Chase Bank, N.A. as administrative agent and indenture trustee, and certain other commercial paper conduit purchasers, funding agents and banks. The Amended Supplement was scheduled to expire on July 14, 2006.
      On March 7, 2006, Chesapeake changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC, a newly formed wholly owned subsidiary, issued two series of up to $2.7 billion and $1.0 billion of variable funding notes under Series 2006-1 and Series 2006-2, respectively, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The newly issued variable funding notes are collateralized by leased vehicles and related assets that are primarily included in Net investment in fleet leases in the accompanying Consolidated Balance Sheets. The assets collateralizing the liabilities of Chesapeake Funding LLC are not available to pay our general obligations. The Series 2006-1 and Series 2006-2 notes will mature on March 6, 2007 and December 1, 2006, respectively.
      The variable-rate term notes and the variable funding notes were rated AAA and Aaa by Standard & Poor’s and Moody’s Investors Service, respectively, as of December 31, 2005. These ratings are based largely upon the bankruptcy remoteness of the structure, the performance of the assets and the maintenance of appropriate levels of over-collateralization. The ratings of the debt issued by Chesapeake Finance were withdrawn with the redemption of its term notes on March 7, 2006. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement, (ii) our inability to access the asset-backed debt market to refinance maturing debt or (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent.
      As of December 31, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.4 billion, and we had no unused capacity available.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate is a consolidated bankruptcy remote special purpose entity (“SPE”) that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. As of December 31, 2005, term notes, subordinated notes and commercial paper issued by Bishop’s Gate aggregated $1.0 billion. As of December 31, 2004, term notes and subordinated notes issued by Bishop’s Gate aggregated $1.3 billion. The debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet as of December 31, 2005. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated variable-rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. The debt issued by Bishop’s Gate primarily represents floating-rate instruments and matures between January 2006 and November 2008. The weighted-average interest rate on debt issued by Bishop’s Gate as of December 31, 2005 and 2004 was 4.8% and 2.8%, respectively.
      As of September 30, 2006, Bishop’s Gate’s commercial paper was rated A1/P1/ F1, its senior term notes are rated AAA/ Aaa/ AAA and its variable-rate certificates are rated BBB/ Baa2/ BBB by Standard & Poor’s, Moody’s

Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement, (ii) our inability to access the asset-backed debt market to refinance maturing debt, (iii) our inability to access the secondary market for mortgage loans or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations, (b) we declare bankruptcy or become insolvent or (c) our senior unsecured credit ratings fall below BB+ or Ba1 by Standard and Poor’s and Moody’s Investors Service, respectively.
      On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from The Bank of New York, as Indenture Trustee (the “Trustee”), that certain events of default had occurred under the Base Indenture dated December 11, 1998 (the “Bishop’s Gate Indenture”) between the Trustee and Bishop’s Gate, pursuant to which Bishop’s Gate Residential Mortgage Loan Medium-Term Notes and Variable-Rate Notes, Series 1999-1, Due 2006 and Variable-Rate Notes, Series 2001-2, Due 2008 (collectively, the “Bishop’s Gate Notes”) were issued. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Trustee with our and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Amended and Restated Liquidity Agreement dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”).
      As of August 15, 2006 we received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture waiving any event of default arising as a result of the failure to provide the Trustee with our and certain other audited annual and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. This waiver is effective provided that such financial statements are delivered to the Trustee and the rating agencies on the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements are required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also executed was a related waiver of the default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements. A subsequent waiver to the Bishop’s Gate Liquidity Agreement became effective on September 30, 2006, which extended the delivery date for 2005 annual audited financial statements to November 30, 2006 and to December 29, 2006 for the quarterly unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Per the previously obtained approvals under the Supplemental Indenture to the Bishop’s Gate Indenture, the financial statement delivery requirements under the Bishop’s Gate Indenture have been extended to deadlines that are identical to the Bishop’s Gate Liquidity Agreement.
      On September 20, 2006, Bishop’s Gate retired $400 million of term notes and $51 million of subordinated notes in accordance with their scheduled maturity dates. Accordingly, availability under our mortgage warehouse asset-backed debt arrangements has been reduced by $451 million. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper by Bishop’s Gate.
      We also maintain a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary. We generally use this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. On June 30, 2005, we amended the Mortgage Repurchase Facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Mortgage Repurchase Facility Agreement”) among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Mortgage Repurchase Facility Agreement increased the capacity of the Mortgage Repurchase Facility from $150 million to $500 million and eliminated certain restrictions on the eligibility of underlying mortgage loan collateral. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $274 million, included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet as of December 31, 2005, and is funded by a multi-seller conduit. As of December 31, 2005, borrowings under this floating-rate facility were $247 million and bore interest at 4.3%. There were no borrowings under this facility during the year ended December 31, 2004. The Mortgage Repurchase Facility has a one-year term that is renewable on an annual basis, subject to agreement by both parties. Depending on anticipated mortgage loan origination volume, we may increase the capacity under the Mortgage Repurchase Facility subject to agreement with the lender. On January 13, 2006, we extended the expiration date for this facility to January 12, 2007.
      On October 30, 2006, we further amended the Mortgage Repurchase Facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of the Mortgage Repurchase Facility from $500 million to $750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. In addition, the Mortgage Repurchase Facility has been modified to conform to the revised bankruptcy remoteness rules with regard to repurchase facilities adopted by the IRS in October 2005. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements has a one-year term expiring on October 29, 2007 that is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay our general obligations.
      During 2005, the Mortgage Venture entered into a $350 million secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. Borrowings outstanding under this secured line of credit were $177 million as of December 31, 2005 and were collateralized by underlying mortgage loans of $241 million, included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. Effective June 27, 2006, we amended this agreement to reduce the capacity under this credit agreement to $200 million. This floating-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 5.2% on December 31, 2005. On September 28, 2006, the maturity date of this facility was extended to January 3, 2007.
      On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The obligations under the repurchase facility are collateralized by underlying mortgage loans. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps. In addition, the Mortgage Venture pays a liquidity fee of approximately 20 bps on the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
      As of December 31, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.3 billion, and we had approximately $1.9 billion of unused capacity available.

Unsecured Debt
      The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of December 31, 2005, we had a total of approximately $1.9 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of September 30, 2006 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB	BBB+
Short-term debt	P-3	A-2	F-2

      As of September 30, 2006, the ratings outlooks on our unsecured debt provided by Moody’s Investors Service was Negative, Standard & Poor’s was CreditWatch Negative and Fitch Ratings was Rating Watch Negative.
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
      In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of Baa3, BBB-and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Term Notes
      On February 9, 2005, we prepaid $443 million aggregate principal amount of outstanding privately placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made to avoid any potential debt covenant compliance issues arising from the distributions made prior to the Spin-Off and the related reduction in our Stockholders’ equity. The prepayment price included an aggregate make-whole amount of $44 million. During the year ended December 31, 2005, we recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge was included in Spin-Off related expenses in the Consolidated Statement of Income for the year ended December 31, 2005.
      The outstanding carrying value of term notes at December 31, 2005 consisted of $1.1 billion of publicly issued medium-term notes (the “MTNs”) issued under the Indenture, dated as of November 6, 2000 by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (as amended and supplemented, the “Indenture”) that mature between January 2007 and April 2018. The outstanding carrying value of term notes at December 31, 2004 consisted of $1.4 billion of MTNs and $453 million ($443 million principal amount) of privately placed senior notes. The effective rate of interest for the MTNs outstanding as of December 31, 2005 and 2004 was 6.8% and 6.7%, respectively. The effective rate of interest for the privately placed fixed-rate senior notes outstanding as of December 31, 2004 was 7.6%.
      On September 14, 2006, we concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the Indenture. We received consents on behalf of $585 million and tenders on behalf of $416 million of the aggregate notional principal amount of the $1.081 billion of the MTNs. Borrowings of $415 million were drawn under our Tender Support Facility (defined below) to fund the bulk of the tendered bonds. Upon receipt of the required consents related to the Offer, we entered into Supplemental Indenture No. 4 to the Indenture governing the MTNs (“Supplemental Indenture No. 4”) with the trustee on August 31, 2006, pursuant to which the deadline for the delivery of our financial statements to the trustee was extended to December 31, 2006, if necessary. In addition, the Supplemental Indenture provided for the waiver of all defaults that have occurred prior to August 31, 2006 relating to our financial statements and other delivery requirements.

Commercial Paper
      Our policy is to maintain available capacity under our committed revolving credit facility (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $747 million and $130 million as of December 31, 2005 and 2004, respectively. This floating-rate commercial paper matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2005 and 2004 was 4.7% and 2.7%, respectively.

Credit Facilities
      We were party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, we entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to our Fleet Management Services operations in Canada.
      Pricing under the Credit Facility was based upon our senior unsecured long-term debt credit ratings and, as of December 31, 2005, bore interest at LIBOR plus a margin of 60 bps. The Credit Facility also required us to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if our usage exceeded 33% of the aggregate commitments under the Credit Facility. Pricing under the Amended Credit Facility is also based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 38 bps. The Amended Credit Facility also requires us to pay a per annum facility fee of 12 bps and a per annum utilization fee of 10 bps if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility. In the event that our second highest credit rating is downgraded, the margin over LIBOR would become 47.5 bps for the first downgrade and 70 bps for subsequent downgrades, the facility fee would become 15 bps for the first downgrade and 17.5 bps for subsequent downgrades and the utilization fee would become 12.5 bps for the first downgrade and any subsequent downgrades. Debt covenants associated with the Amended Credit Facility are described below in “Debt Covenants.” There were no borrowings outstanding under the Credit Facility as of December 31, 2005 and 2004.
      On April 6, 2006, we entered into a $500 million unsecured revolving credit agreement (the “$500 Million Agreement”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Pricing, transaction terms and financial covenants, including the net worth and ratio of indebtedness to tangible net worth restrictions under the $500 Million Agreement are substantially the same as those under the Amended Credit Facility with the addition of a facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
      On July 21, 2006, we entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. The Tender Support Facility provides $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bear interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps after December 14, 2006. In the event that our higher credit rating is downgraded on or before December 14, 2006, the margin over LIBOR would become 87.5 bps for the first downgrade and 125 bps for subsequent downgrades. After December 14, 2006, the margin over LIBOR would become 100 bps for the first downgrade and 150 bps for subsequent downgrades. The Tender Support Facility also requires us to pay an initial fee of 10 bps of the commitment and a per annum facility fee of 12 bps. In the event that our higher credit rating is downgraded on or before December 14, 2006, the per annum facility fee would become 15 bps for the first downgrade and 20 bps for subsequent downgrades. After December 14, 2006, the per annum facility fee would become 17.5 bps for the first downgrade and 22.5 bps for subsequent downgrades. In addition, we are subject to up to an additional 15 bps in fees against drawn amounts under the Tender Support Facility. The net worth and net ratio of indebtedness to tangible net worth restrictions under the Tender Support Facility are generally consistent with those under the Amended Credit Facility.
      We maintain other unsecured revolving credit facilities in the ordinary course of business as displayed in “Debt Maturities” below.

Debt Maturities
      The following table provides the contractual maturities of our indebtedness at December 31, 2005 except for our vehicle management asset-backed notes, where estimated prepayments have been used (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets):

	Asset-Backed	Unsecured	Total

	(In millions)
Within one year	$2,588	$790	$3,378
Between one and two years	861	38	899
Between two and three years	966	414	1,380
Between three and four years	183	—	183
Between four and five years	118	6	124
Thereafter	141	639	780

	$4,857	$1,887	$6,744

      As of December 31, 2005, available funding under our asset-backed debt arrangements and committed unsecured credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity

	(In millions)
Asset-Backed Funding Arrangements
Vehicle management	$3,406	$3,406	$—
Mortgage warehouse	3,304	1,451	1,853
Committed Unsecured Credit Facilities(2)	1,286	747	539

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability under the facilities due to an allocation against the facilities of $747 million which fully supports the outstanding unsecured commercial paper issued by us as of December 31, 2005. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured credit facilities.
      As of December 31, 2005, we also had $874 million of availability for public debt issuances under a shelf registration statement. On March 16, 2006, access to our shelf registration statement for public debt issuances was no longer available due to our non-current status with the SEC.

Debt Covenants
      Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Credit Facility required that we maintain: (i) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (ii) a ratio of debt to net worth no greater than 8:1. The Amended Credit Facility requires that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1.

The indentures pursuant to which the publicly issued medium-term notes have been issued require that we maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At September 30, 2006, we were in compliance with all of our financial covenants related to our debt arrangements.
      Under many of our financing, servicing, hedging and related agreements and instruments (collectively, our “Financing Agreements”), we are required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and other documents. The delay in completing the 2005 audited financial statements, as well as the restatement of prior period financial results created the potential for breaches under these agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. We obtained waivers to extend financial statement delivery and other document deadlines (the “Deadlines”) as well as waive certain other potential breaches under our Amended Credit Agreement, the $500 Million Agreement, the Bishop’s Gate Liquidity Agreement, the financing agreements for Chesapeake Funding LLC and other financing agreements. Initial waivers were obtained to extend the Deadlines to June 15, 2006, and subsequent waivers were obtained to extend the Deadlines to September 30, 2006. We have obtained waivers under these facilities, the Tender Support Facility and other agreements which waive certain potential breaches of covenants under those instruments and extend the Deadlines (the “Extended Deadlines”) for the delivery of our financial statements and other documents to the various lenders under those instruments. With respect to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the Extended Deadline is December 29, 2006. An additional waiver was not needed for the extension of the delivery date for the Chesapeake Funding LLC annual servicing report as this report was provided to the lenders by the existing September 30, 2006 deadline. We may require additional waivers in the future, particularly if we are unable to meet the Extended Deadlines for delivery of our quarterly financial statements. Our independent registered public accounting firm’s audit report with respect to the Consolidated Financial Statements contains an explanatory paragraph stating that the uncertainty about our ability to comply with certain of our financial agreement covenants relating to the timely filing of our financial statements raises substantial doubt about our ability to continue as a going concern.
      Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under certain of our Financing Agreements would trigger cross-default provisions under certain of our other financing arrangements. We also obtained certain waivers and may need to seek additional waivers extending the date for delivery of the financial statements of our subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. We will continue to seek similar waivers as may be necessary in the future.
      There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material and adverse effect on our business, liquidity and financial condition.

Restrictions on Paying Dividends
      Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.4 billion as of December 31, 2005. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the terms of the indentures governing our outstanding term notes, we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The indentures include other covenants that may restrict our ability to pay dividends, including a requirement that our ratio of debt to tangible equity exceeds 10:1. In addition, the Amended Credit Facility, the $500 Million Agreement and the Tender Support Facility each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2005, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.

Contractual Obligations
      The following table summarizes our future contractual obligations as of December 31, 2005. The table below does not include future cash payments related to interest expense.

	2006	2007	2008	2009	2010	Thereafter	Total

	(In millions)
Asset-backed debt(1)(2)	$2,588	$861	$966	$183	$118	$141	$4,857
Unsecured debt(1)(3)	790	38	414	—	6	639	1,887
Operating leases(4)	23	20	19	17	17	130	226
Capital leases(1)	3	2	1	—	—	—	6
Other purchase commitments(5)	30	12	3	—	—	—	45

	$3,434	$933	$1,403	$200	$141	$910	$7,021

(1)	The table above excludes future cash payments related to interest expense. Interest payments during the year ended December 31, 2005 totaled $348 million. Interest is calculated on most of our debt obligations based on floating rates referenced to LIBOR or other short-term interest rate indexes. Short-term interest rates increased substantially during 2005. For this and other reasons, we expect interest cost to increase significantly in 2006. A substantial portion of our interest cost related to asset-backed debt is charged to lessees pursuant to lease agreements.

(2)	Represents the contractual maturities for asset-backed debt arrangements, except for notes issued where the indentures require payments based on cash inflows relating to the securitized vehicle leases and related assets and for which estimates of repayments have been used. See “— Liquidity and Capital Resources — Indebtedness — Asset-Backed Debt” and Note 15, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Represents unsecured debt including our outstanding unsecured term notes and commercial paper. See “— Liquidity and Capital Resources — Indebtedness — Unsecured Debt” and Note 15, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Includes operating leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and 29 smaller regional locations throughout the United States. Also includes leases for our Fleet Management Services segment of its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and five smaller regional locations throughout the United States. See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(5)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.
      In the normal course of business, we enter into commitments to either originate or purchase mortgage loans at specified rates. As of December 31, 2005, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.4 billion. Additionally, as of December 31, 2005, we had commitments to fund home equity lines of credit of $2.3 billion and construction loans of $111 million.
      Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $3.8 billion of forward delivery commitments as of December 31, 2005 generally will be settled within 90 days of the individual commitment date.
      See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities and use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, and we are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.
Critical Accounting Policies
      In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Mortgage Servicing Rights
      An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. The value of mortgage servicing rights is estimated based upon estimates of expected future cash flows considering prepayment estimates (developed using a third-party model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. More specifically, we incorporate a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2005, the implied forward interest rates project an increase of approximately 2 basis points in the yield of the 10-year Treasury over the next twelve months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.
      As noted above, a key assumption in our estimate of the MSR valuation is forecasted prepayments. We use a third-party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The prepayment forecast is based on historical observations of prepayment behavior in similar circumstances. The prepayment forecast incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity to determine the prepayment forecast at each monthly point for each interest rate path.
      To the extent that fair value is less than carrying value at the individual strata level (which is based upon product type and interest rates of underlying mortgage loans), we would consider the portfolio to have been impaired and record a related charge. Reductions in interest rates different than those used in our models could cause us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSRs, requiring a corresponding reduction in the carrying value. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and conversely decline in value as interest rates increase. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a higher level of refinancing activity, which over time has historically mitigated the impact on earnings of the decline in our MSRs (the natural business hedge).
      Changes in the estimated fair value of the mortgage servicing rights based upon variations in the assumptions (e.g., future interest rate levels, implied volatility, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. The carrying value of our MSRs was approximately $1.9 billion as of December 31, 2005 and the total portfolio associated with our capitalized MSRs approximated $145.8 billion as of December 31, 2005 (see Note 8, “Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements included in this Form 10-K for a detailed discussion of the effect of any changes to the value of this asset during 2005, 2004 and 2003). The effects of certain adverse potential changes in the estimated fair value of our MSRs are detailed in Note 10, “Mortgage Loan Securitizations” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Financial Instruments
      We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option-pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. See Note 22, “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements included in this Form 10-K. In addition, hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in the fair value of derivatives designated as hedges compared to the changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment involves an estimation of changes in the fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes to these assumptions.

Goodwill
      In accordance with SFAS No. 142, we assess the carrying value of goodwill annually, or more frequently if circumstances indicate impairment may have occurred. In performing this analysis, we compare the carrying value of our reporting units to their fair value. Our reporting units are First Fleet, the Fleet Management Services segment excluding First Fleet, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. When determining the fair value of our reporting units, we utilize discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. When available and as appropriate, we use comparative market multiples and other factors to corroborate the discounted cash flow results.
      In connection with the Spin-Off, there was a change to Cendant’s reporting unit structure, which included our Mortgage Services business that resulted in the reallocation of Goodwill from us to other Cendant entities. We recorded a goodwill impairment charge of $102 million in 2003 for the Fleet Management Services segment resulting from our analysis of the fair market value of the Fleet Management Services business in relation to the carrying value of its net assets. The aggregate carrying value of our Goodwill was $87 million at December 31, 2005. See Note 6, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Recently Issued Accounting Pronouncements
      For detailed information regarding recently issued accounting pronouncements and the expected impact on our business, see Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in floating-rate lease assets. We anticipate that such interest rates will remain a primary market risk for the foreseeable future.
Interest Rate Risk

Mortgage Servicing Rights
      Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings.

Other Mortgage-Related Assets
      Our other mortgage-related assets are subject to interest rate and price risk created by (i) our commitments to fund mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheets). We use a combination of forward delivery commitments and option contracts to economically hedge our commitments to fund mortgages. Interest rate and price risk related to MLHS are hedged with mortgage forward delivery commitments. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

Indebtedness
      The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps and instruments with purchase option features.
Consumer Credit Risk
      Conforming conventional loans serviced by us are securitized through Fannie Mae or Freddie Mac programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by us are generally securitized through Ginnie Mae programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.
      While the majority of the mortgage loans serviced by us are sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.1 billion as of December 31, 2005. In addition, we have $594 million of recourse on specific mortgage loans that have been sold as of December 31, 2005.
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
      As of December 31, 2005, we had a liability of $20 million, recorded in Other liabilities in our Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.
      Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of December 31, 2005, we provided such mortgage reinsurance for approximately $11.2 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to losses, which was $746 million as of December 31, 2005. We are required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Consolidated Balance Sheet as of December 31, 2005. As of December 31, 2005, a liability of $15 million was recorded in Other liabilities in our Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.
      See Note 18, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.
Commercial Credit Risk
      We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represents more than 5% of the Net revenues of the business during the year ended December 31, 2005. PHH Arval’s historical net losses as a percentage of the ending dollar amount of leases have not exceeded 0.07% in any of the last five fiscal years.

Counterparty Credit Risk
      We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. We mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.
      As of December 31, 2005 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
Sensitivity Analysis
      We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.
      We use a duration-based model in determining the impact of interest rate shifts on our debt portfolio, certain other interest-bearing liabilities and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
      We utilize a probability weighted OAS model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations and non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and Treasury rates. For mortgage loans, IRLCs, forward delivery commitments and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
      Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
      We used December 31, 2005 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

      The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2005 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value

	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps

	(In millions)
Mortgage Assets
Mortgage loans held for sale, net	$33	$18	$10	$(11)	$(23)	$(50)
Interest rate lock commitments	31	21	12	(16)	(37)	(90)
Forward loan sale commitments	(72)	(41)	(22)	24	51	109
Options	(6)	(3)	(2)	3	7	19

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(14)	(5)	(2)	—	(2)	(12)

Mortgage servicing rights, net	(541)	(267)	(130)	116	217	369
Mortgage servicing rights derivatives	480	220	101	(78)	(134)	(162)

Total Mortgage servicing rights, net and related derivatives	(61)	(47)	(29)	38	83	207

Mortgage-backed securities	1	1	—	—	(1)	(1)

Total Mortgage Assets	(74)	(51)	(31)	38	80	194
Total Vehicle Assets	12	6	3	(3)	(6)	(12)
Total Liabilities	(13)	(6)	(3)	3	6	12

Total, net	$(75)	$(51)	$(31)	$38	$80	$194

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PHH Corporation:
      We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”), formerly a wholly-owned subsidiary of Cendant Corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted the fair-value method of accounting for stock-based compensation, and during 2003, the Company adopted the consolidation provisions for variable interest entities.
      As discussed in Note 2 to the consolidated financial statements, the accompanying 2004 and 2003 consolidated financial statements have been restated.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 28 to the consolidated financial statements, the uncertainty about the Company’s ability to comply with certain of its financing agreement covenants relating to the timely filing of the Company’s financial statements raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 28. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and our report dated November 22, 2006 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PHH Corporation:
      We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2005. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
      As described in the accompanying Management’s Report on Internal Control over Financial Reporting on page 181, the Company was unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management’s assessment.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following five material weaknesses have been identified and included in management’s assessment:

I. The Company did not have adequate controls in place to establish and maintain an effective control environment. Specifically, the following deficiencies in the control environment in the aggregate constitute a material weakness:

•	Senior management of the Company did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

•	The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (“GAAP”) and in internal control over financial reporting commensurate with its financial reporting obligations.

•	The Company did not maintain sufficient, formalized and consistent finance and accounting policies nor did the Company maintain adequate controls with respect to the review, supervision and monitoring of its accounting operations.

•	The Company did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication to provide reasonable assurance that it was in compliance with existing policies and procedures.

•	The Company did not establish and maintain a sufficient internal audit function and did not complete an adequate fraud risk assessment to determine the appropriate internal audit scope.
      The material weakness in the Company’s internal control environment increases the likelihood of material misstatements in the Company’s interim and annual financial statements and contributed to the existence of the other material weaknesses.

II. The Company did not maintain effective controls, including monitoring, to provide reasonable assurance that the Company’s financial closing and reporting process was timely and accurate. Specifically, the following deficiencies in the aggregate constitute a material weakness:

•	The Company did not maintain sufficient, formalized written policies and procedures governing the financial closing and reporting process.

•	The Company did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in its consolidated financial statements. In addition, the Company did not maintain effective controls over the reporting of information to management to provide reasonable assurance that the preparation of its consolidated financial statements and disclosures were complete and accurate.

•	The Company did not maintain effective controls over the recording of journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed supporting documentation and that reconciliations of accounts were properly performed, reviewed and approved.

III. The Company did not maintain effective controls, including policies and procedures, over accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, the following deficiencies in the process of accounting for derivative instruments in the aggregate constitute a material weakness:

•	In its transition to an independent, publicly-traded company, the Company did not implement effective policies and procedures to transition the responsibilities related to ongoing monitoring of debt-related derivative transactions and the application of appropriate accounting for debt-related derivative transactions to its corporate treasury and accounting functions.

•	The Company did not establish and maintain sufficient policies and procedures relating to the application of the proper accounting treatment for derivative financial instruments and the Company did not maintain sufficient documentation to meet the criteria for hedge accounting treatment under SFAS No. 133.

•	The Company did not monitor and maintain adequate documentation relating to compliance with existing policies and procedures to provide reasonable assurance of the proper accounting treatment for derivatives.

IV. The Company did not maintain effective controls, including policies and procedures, over accounting for contracts. Specifically, the Company did not have sufficient policies and procedures to provide reasonable assurance that contracts were reviewed by the accounting department to evaluate and document the appropriate application of GAAP which resulted in a material weakness in the accounting for contracts.

V. The Company did not design and maintain effective controls over accounting for income taxes. Specifically, the following deficiencies in the process of accounting for income taxes in the aggregate constitute a material weakness:

•	The Company did not maintain effective policies and procedures to provide reasonable assurance that management oversight and review procedures were adequately performed for the proper reporting of income taxes in the Company’s consolidated financial statements.

•	The Company did not maintain effective controls over the calculation and recording of federal and state income taxes to provide reasonable assurance of the appropriate accounting treatment in the Company’s consolidated financial statements.
      The material weaknesses identified resulted in the restatement of the Company’s consolidated financial statements and related disclosures for the years ended December 31, 2004 and 2003. The material weakness in the Company’s internal control environment increases the likelihood of material misstatements in the Company’s interim and annual financial statements and contributed to the existence of the other material weaknesses.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedules.
      Because of the limitation on the scope of our audit described in the second paragraph of this report, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s assessment referred to above. In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria and the effects of any other material weaknesses, if any, that we might have identified if we had been able to perform sufficient auditing procedures relating to management’s assessment regarding the effectiveness of internal control over financial reporting, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and have issued our reports dated November 22, 2006. Our reports expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included explanatory paragraphs regarding the uncertainty about the Company’s ability to comply with certain of its financing agreement covenants relating to the timely filing of the Company’s financial statements which raises substantial doubt about its ability to continue as a going concern, the Company’s adoption of new accounting standards and the restatement of the 2004 and 2003 consolidated financial statements.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 22, 2006

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions, except per share data)
Revenues
Mortgage fees	$185	$226	$319
Fleet management fees	150	135	128

Net fee income	335	361	447

Fleet lease income	1,468	1,357	1,170

Gain on sale of mortgage loans, net	300	405	1,047

Mortgage interest income	302	215	277
Mortgage interest expense	(209)	(145)	(146)

Mortgage net finance income	93	70	131

Loan servicing income	479	485	421
Amortization and valuation adjustments related to mortgage servicing rights, net	(299)	(382)	(652)

Net loan servicing income	180	103	(231)

Other income	95	101	72

Net revenues	2,471	2,397	2,636

Expenses
Salaries and related expenses	389	395	469
Occupancy and other office expenses	78	83	89
Depreciation on operating leases	1,180	1,124	1,055
Fleet interest expense	139	105	89
Other depreciation and amortization	40	44	37
Other operating expenses	445	474	462
Goodwill impairment	—	—	102
Spin-Off related expenses	41	—	—

Total expenses	2,312	2,225	2,303

Income from continuing operations before income taxes and minority interest	159	172	333
Provision for income taxes	87	78	176

Income from continuing operations before minority interest	72	94	157
Minority interest in loss of consolidated entities, net of income taxes of $(1)	(1)	—	—

Income from continuing operations	73	94	157
(Loss) income from discontinued operations, net of income taxes of $0, $76 and $60	(1)	118	98

Income before cumulative effect of accounting change	72	212	255
Cumulative effect of accounting change, net of income taxes of $0, $0 and $(25)	—	—	(35)

Net income	$72	$212	$220

Basic earnings (loss) per share:
Income from continuing operations	$1.38	$1.79	$2.97
(Loss) income from discontinued operations	(0.02)	2.24	1.87
Cumulative effect of accounting change, net of income taxes	—	—	(0.67)

Net income	$1.36	$4.03	$4.17

Diluted earnings (loss) per share:
Income from continuing operations	$1.36	$1.77	$2.95
(Loss) income from discontinued operations	(0.02)	2.22	1.85
Cumulative effect of accounting change, net of income taxes	—	—	(0.67)

Net income	$1.34	$3.99	$4.13

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

		2004
	2005	As Restated

	(In millions, except
	share data)
ASSETS
Cash and cash equivalents	$107	$257
Restricted cash	497	855
Mortgage loans held for sale, net	2,395	2,012
Accounts receivable, net of allowance for doubtful accounts of $6 and $7	471	433
Net investment in fleet leases	3,966	3,707
Mortgage servicing rights, net	1,909	1,606
Investment securities	41	46
Property, plant and equipment, net	73	88
Goodwill	87	88
Other assets	419	526
Assets of discontinued operations	—	1,781

Total assets	$9,965	$11,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$565	$485
Debt	6,744	6,504
Deferred income taxes	790	737
Other liabilities	314	369
Liabilities of discontinued operations	—	1,383

Total liabilities	8,413	9,478

Commitments and contingencies (See Note 18)	—	—
Minority interest	31	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2005; none authorized, issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 53,408,728 shares issued and outstanding at December 31, 2005; 52,684,398 shares issued and outstanding at December 31, 2004	1	1
Additional paid-in capital	983	829
Retained earnings	556	1,102
Accumulated other comprehensive income (loss)	12	(11)
Deferred compensation	(31)	—

Total stockholders’ equity	1,521	1,921

Total liabilities and stockholders’ equity	$9,965	$11,399

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Compensation	Equity

	(In millions, except share data)
Balance at December 31, 2002, as previously reported	1,000	$—	$925	$1,083	$(20)	$—	$1,988
Adjustments (see Note 2)	—	—	(94)	(117)	(8)	—	(219)

Balance at December 31, 2002, as restated	1,000	—	831	966	(28)	—	1,769
Comprehensive income, as restated:
Net income, as restated	—	—	—	220	—	—
Currency translation adjustment	—	—	—	—	13	—
Unrealized gains on cash flow hedges, net of income taxes of $0, as restated	—	—	—	—	1	—
Unrealized losses on available-for-sale securities, net of income taxes of $(4), as restated	—	—	—	—	(7)	—
Total comprehensive income, as restated							227
Cash dividend to Cendant	—	—	—	(140)	—	—	(140)
Other	—	—	(1)	—	—	—	(1)

Balance at December 31, 2003, as restated	1,000	—	830	1,046	(21)	—	1,855
Comprehensive income, as restated:
Net income, as restated	—	—	—	212	—	—
Currency translation adjustment	—	—	—	—	9	—
Unrealized gains on available-for-sale securities, net of income taxes of $4, as restated	—	—	—	—	5	—
Reclassification of realized holding gains on available-for-sale securities, net of income taxes of $(2)	—	—	—	—	(3)	—
Minimum pension liability adjustment, net of income taxes of $(2)	—	—	—	—	(1)	—
Total comprehensive income, as restated							222
Cash dividend to Cendant	—	—	—	(140)	—	—	(140)
Transfer of subsidiary to Cendant	—	—	—	(16)	—	—	(16)

Balance at December 31, 2004, as restated	1,000	—	830	1,102	(11)	—	1,921
Comprehensive income:
Net income	—	—	—	72	—	—
Currency translation adjustment	—	—	—	—	2	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Minimum pension liability adjustment, net of income taxes of $(3)	—	—	—	—	(4)	—
Total comprehensive income							71
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	(617)	24	—	(593)
Cash contribution from Cendant	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with the Spin-Off	—	—	27	—	—	(27)	—
Stock compensation expense	—	—	1	—	—	7	8
Stock options exercised, net of income taxes of $(2)	797,964	—	17	—	—	—	17
Restricted stock award vesting, net of income taxes of $(1)	182,565	—	(1)	—	—	—	(1)
Restricted stock award grants, net of forfeitures	—	—	11	—	—	(11)	—
Purchases of common stock	(256,199)	—	(5)	(1)	—	—	(6)

Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Cash flows from operating activities of continuing operations:
Net income	$72	$212	$220
Adjustment for discontinued operations	1	(118)	(98)
Adjustment for cumulative effect of accounting change	—	—	35

Income (loss) from continuing operations	73	94	157
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Goodwill impairment charge	—	—	102
Stock option expense related to the Spin-Off	4	—	—
Capitalization of originated mortgage servicing rights	(425)	(448)	(939)
Amortization and impairment of mortgage servicing rights	217	499	815
Net unrealized loss (gain) on mortgage servicing rights and related derivatives	82	(117)	(163)
Vehicle depreciation	1,180	1,124	1,055
Other depreciation and amortization	40	44	37
Origination of mortgage loans held for sale	(37,737)	(36,518)	(62,880)
Proceeds on sale of and payments from mortgage loans held for sale	37,341	37,046	64,401
Other adjustments and changes in other assets and liabilities, net	(44)	213	40

Net cash provided by operating activities of continuing operations	731	1,937	2,625

Cash flows from investing activities of continuing operations:
Investment in vehicles	(2,518)	(2,155)	(1,894)
Proceeds on sale of investment vehicles	1,095	937	1,000
Purchase of mortgage servicing rights, net	(97)	(50)	(51)
Cash paid on derivatives related to mortgage servicing rights	(294)	(560)	(402)
Net settlement proceeds for derivatives related to mortgage servicing rights	228	702	697
Purchases of property, plant and equipment	(20)	(25)	(39)
Net assets acquired, net of cash acquired of $0, $10 and $2, and acquisition-related payments	(7)	(27)	(2)
Decrease (increase) in Restricted cash	358	(199)	(221)
Other, net	9	95	86

Net cash used in investing activities of continuing operations	(1,246)	(1,282)	(826)

Cash flows from financing activities of continuing operations:
Net increase (decrease) in short-term borrowings	533	(37)	(699)
Proceeds from borrowings	9,207	2,712	20,661
Principal payments on borrowings	(9,516)	(3,057)	(21,442)
Issuances of Company common stock	15	—	—
Purchases of Company common stock	(6)	—	—
Payment of dividends to Cendant	—	(140)	(140)
Capital contribution from Cendant	100	—	—
Net intercompany funding from (to) Cendant	—	2	(68)
Other, net	32	(7)	(20)

Net cash provided by (used in) financing activities of continuing operations	365	(527)	(1,708)

Effect of changes in exchange rates on Cash and cash equivalents of continuing operations	—	3	(4)
Cash provided by (used in) discontinued operations:
Operating activities	184	(10)	240
Investing activities	(30)	(54)	(98)
Financing activities	(242)	103	(140)
Effect of changes in exchange rates on Cash and cash equivalents	—	1	(13)

Net cash (used in) provided by discontinued operations	(88)	40	(11)

Net (decrease) increase in Cash and cash equivalents	(238)	171	76

Cash and cash equivalents at beginning of period:
Continuing operations	257	126	39
Discontinued operations	88	48	59

Total Cash and cash equivalents at beginning of period	345	174	98

Cash and cash equivalents at end of period:
Continuing operations	107	257	126
Discontinued operations	—	88	48

Total Cash and cash equivalents at end of period	$107	$345	$174

Supplemental Disclosure of Cash Flows Information:
Interest payments(1)	$344	$256	$247
Income tax payments, net	84	13	11

(1)	Excludes a $44 million make-whole payment made during the year ended December 31, 2005 that is discussed further in Note 15, “Debt and Borrowing Arrangements.”
See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Throughout these Notes to the Consolidated Financial Statements, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 2, “Prior Period Adjustments.”

1.	Summary of Significant Accounting Policies
Basis of Presentation
      PHH Corporation and subsidiaries (“PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

•	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

•	Mortgage Servicing — provides servicing activities for originated and purchased loans.

•	Fleet Management Services — provides commercial fleet management services.
      As of December 31, 2004, PHH was a wholly owned subsidiary of Cendant Corporation that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant Corporation changed its name to Avis Budget Group, Inc. (see Note 27, “Subsequent Events”); however, within these Notes to Consolidated Financial Statements, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). Prior to the Spin-Off and subsequent to December 31, 2004, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. STARS was previously a wholly owned subsidiary of PHH until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within the PHH ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of PHH from December 31, 2002 until it contributed STARS to PHH as part of the internal reorganization discussed above.
      The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest. The Mortgage Venture (as defined and discussed further in Note 3, “Spin-Off from Cendant”) is consolidated within PHH’s Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as Minority interest in the Consolidated Balance Sheet and Statement of Income. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 25, “Discontinued Operations” for more information).
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Changes in Accounting Policies
      Consolidation Policy. On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”) that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46. Although adoption for non-SPEs was not required until March 31, 2004, the Company adopted FIN 46R in its entirety as of December 31, 2003.
      In connection with FIN 46R, when evaluating an entity for consolidation, the Company first determines whether an entity should be evaluated as a voting interest entity or a VIE. The primary factors analyzed include determining the rights and obligations of the investees as well as the equity at risk of each investee. Generally, the Company will consolidate an entity not deemed either a VIE or qualifying special purpose entity (“QSPE”) upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights.
      If the entity is determined to be a VIE, the Company evaluates which entity would be considered the entity’s primary beneficiary. The primary beneficiary is determined by assessing which variable interest holder absorbs the majority of the expected losses of the entity, receives a majority of the expected returns of the entity or both. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary.
      For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are classified as available-for-sale debt securities or accounted for using the equity or cost method, as appropriate.
      Prior to the adoption of FIN 46 and FIN 46R, the Company did not consolidate SPE and SPE-type entities unless the Company retained both control of the assets transferred and the risks and rewards of those assets. Additionally, non-SPE-type entities were only consolidated if the Company’s ownership exceeded fifty percent of the outstanding voting shares of an entity and/or if the Company had the ability to control the financial or operating policies of an entity through its voting rights, board representation or other similar rights. In connection with the implementation of FIN 46, the Company consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) effective July 1, 2003 through the application of the prospective transition method. The consolidation of Bishop’s Gate resulted in the recognition of a non-cash charge of $35 million, net of $25 million of income taxes, in the third quarter of 2003 to account for the cumulative effect of the accounting change. See Note 15, “Debt and Borrowing Arrangements” for more information regarding Bishop’s Gate.
      Derivative Instruments and Hedging Activities. On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The impact of adopting this standard was not material to the Company’s results of operations or financial position.
      Stock-Based Compensation. Prior to the Spin-Off, all employee stock awards were granted by Cendant. Prior to January 1, 2003, Cendant measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, Cendant did not recognize compensation expense upon the issuance of its stock options to employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant. Therefore, the Company was not allocated compensation expense upon Cendant’s issuance of common stock options to the Company’s employees.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 1, 2003, Cendant adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. Cendant also adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting. After the adoption of these standards, Cendant expensed all employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. As Cendant elected to use the prospective transition method, Cendant allocated expense to the Company for only employee stock awards that were granted subsequent to December 31, 2002.
      Subsequent to the Spin-Off, certain Cendant stock-based awards previously granted to the Company’s employees were converted into options and restricted stock units of the Company, and certain employees were awarded additional stock-based compensation. The Company continued to apply the fair value method of accounting for stock-based compensation provisions of SFAS No. 123.
      The following table illustrates the effect on net income and net earnings per share as if the fair value-based method had been applied to all employee stock awards granted to the Company’s employees for all periods presented:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Reported net income	$72	$212	$220
Add back: Stock-based employee compensation expense included in reported net income, net of income taxes(1)	7	4	2
Less: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of income taxes	(7)	(4)	(6)

Pro forma net income	$72	$212	$216

Basic earnings per share:
As reported	$1.36	$4.03	$4.17

Pro forma	$1.36	$4.03	$4.09

Diluted earnings per share:
As reported	$1.34	$3.99	$4.13

Pro forma	$1.34	$3.99	$4.05

(1)	Stock-based compensation expense recorded during the year ended December 31, 2005 included a pre-tax charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options, as discussed in Note 21, “Stock-Based Compensation.”
      Loan Commitments. On March 9, 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarized the views of the SEC staff regarding the application of accounting principles generally accepted in the United States to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows, as the Company’s pre-existing accounting treatment for such loan commitments was consistent with the provisions of SAB 105.
Recently Issued Accounting Pronouncements
      Share-Based Payments. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by APB No. 25 and SFAS No. 123. Prior to the Spin-Off and since Cendant’s adoption on January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, the Company was allocated compensation expense upon Cendant’s issuance of common stock options to the Company’s employees. As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.
      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The adoption of SFAS No. 123(R) and the related SEC guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
      Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20, “Accounting Changes.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements when voluntary changes in accounting principles are adopted and when adopting changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
      Accounting for Hybrid Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 permits an entity to elect fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would have required bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective January 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 155 on its Consolidated Financial Statements.
      Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156: (i) clarifies when a servicing asset or servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) subsequent to initial measurement, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities; and (iv) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company has chosen to adopt SFAS No. 156 effective January 1, 2006 and has elected the fair value measurement method for subsequently measuring its servicing assets. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s Consolidated Financial Statements as all of the servicing asset strata are impaired as of December 31, 2005 as discussed further in Note 8, “Mortgage Servicing Rights.”
      Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.
      Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.
      Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, net of income taxes. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition provisions of SFAS No. 158 are effective on December 31, 2006, and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Prospective application is required. The Company is currently evaluating the impact of adopting SFAS No. 158 on its Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      Mortgage Production. Mortgage production includes the origination (funding either a purchase or refinancing) and sale of residential mortgage loans. Mortgage loans are originated through a variety of marketing channels, including relationships with corporations, financial institutions and real estate brokerage firms. The Company also purchases mortgage loans originated by third parties. Fee income consists primarily of fees collected on loans originated for others (including brokered loans) and is recorded as revenue when the Company has completed its obligations related to the underlying loan transaction. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Such fees are recorded as adjustments to the cost-basis of the loan and are included in Gain on sale of mortgage loans, net when the loan is sold. Sales of mortgage loans are recorded on the date that ownership is transferred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the allocated carrying value of the related mortgage loans sold.
      The Company principally sells its originated mortgage loans directly to government-sponsored entities and other investors; however, in limited circumstances, the Company sells loans through a wholly owned subsidiary’s public registration statement. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company evaluates each type of sale or securitization for sales treatment. This review includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor. To the extent the transfer of assets qualifies as a sale, the Company derecognizes the asset and records the gain or loss on the sale date. In the event the Company determines that the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.
      Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
      Mortgage Servicing. Mortgage servicing is the servicing of residential mortgage loans. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income from the Company’s wholly owned reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”). Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgages and the amount paid to the investor, less guaranty fees, expenses associated with business relationships and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.
      Fleet Leasing Services. The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreement provides for a minimum lease term of twelve months and after the minimum term, the lease may be continued at the lessee’s election for successive monthly renewals. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. Gains or losses on the sales of vehicles under closed-end leases are recorded in Other income. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a floating-rate basis that varies month-to-month in accordance with changes in the floating-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.
      Revenue for certain services, including fuel card, accident management services and maintenance services, is based on a negotiated percentage of the purchase price retained by the Company for the underlying products or services provided by third-party suppliers and is recognized when the service is provided by the supplier. Revenue for other services, including management fees for leased vehicles, is recognized when such services are provided to the lessee.
      The Company sells certain of its truck and equipment leases to third-party banks and individual financial institutions. When the Company sells operating leases, it sells the underlying assets and assigns any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer of the title and the assignment of the rights associated with the operating leases, the Company records the proceeds from the sale as revenue and recognizes an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded in Other income. Under certain of these sales agreements, the Company retains some residual risk in connection with the fair value of the asset at lease termination.

Depreciation on Operating Leases and Net Investment in Fleet Leases
      Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from vehicle manufacturers. Leased vehicles are depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years.

Advertising Expenses
      Advertising costs are expensed in the period incurred. Advertising expenses, recorded within Other operating expenses in the Consolidated Statements of Income, were $10 million, $11 million and $11 million in 2005, 2004 and 2003, respectively.

Income Taxes
      The Company filed its income tax returns for the fiscal years ended December 31, 2004 and 2003 and for the short period ended on the effective date of the Spin-Off as part of the Cendant consolidated federal return and certain Cendant consolidated state returns. Income tax expense for periods prior to the Spin-Off is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. The Company filed a consolidated federal return and state returns, as required, for the period from February 1, 2005 through December 31, 2005 which reported only its taxable income and the taxable income of those corporations which were its subsidiaries subsequent to the Spin-Off. The Company recognizes deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company regularly reviews the deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that the benefit will not be realized. Generally, any change in the valuation allowance is recorded in current tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the Provision for income taxes. Income tax expense includes (i) deferred tax expense, which represents the net

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for tax contingencies (including both tax and interest) in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income as well as the tax effects of cumulative effects of changes in accounting principles.

Cash and Cash Equivalents
      Marketable securities with original maturities of three months or less are included in Cash and cash equivalents.

Restricted Cash
      Restricted cash primarily relates to (i) amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization within the Company’s bankruptcy remote asset-backed debt arrangements, (ii) funds collected and held for pending mortgage closings and (iii) accounts held for the capital fund requirements of and potential claims related to the Company’s mortgage reinsurance subsidiary.

Mortgage Loans Held for Sale
      Mortgage loans held for sale (“MLHS”) represent mortgage loans originated or purchased by the Company and held until sold to investors. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. MLHS are recorded in the Consolidated Balance Sheets at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. The cost-basis of MLHS is adjusted to reflect changes in the fair value of the loans as applicable through fair value hedge accounting. The fair value is estimated using quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. Upon the sale of the underlying mortgage loans, the mortgage servicing rights (“MSRs”) and servicing obligations of those loans are generally retained by the Company.

Mortgage Servicing Rights
      An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio.
      MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. Purchased servicing is recorded at the lower of the purchase price or fair value. Servicing created through the sale of an originated loan is determined by an allocation of the cost of the mortgage loan between the loan sold and the retained servicing, based on their relative fair values. The initial capitalization of the servicing is recorded as an addition to Mortgage servicing rights, net in the Consolidated Balance Sheets and has a direct impact on Gain on sale of mortgage loans, net in the Consolidated Statements of Income.
      MSRs are routinely evaluated for impairment, but at least on a quarterly basis. Valuation changes in the MSRs are recognized in the Consolidated Statements of Income in Amortization and valuation adjustments related to mortgage servicing rights, net and the carrying value of the MSRs is adjusted through a valuation allowance in the Consolidated Balance Sheets. The fair value is estimated based upon estimates of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The model to forecast prepayment rates used in the development of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. The loans underlying the MSRs are stratified into note rate pools based on certain risk characteristics including product type and rate. Fixed-rate loans are stratified into interest rate bands of less than 6%, 6-6.5% and greater than 6.5%. Variable-rate loans are stratified into adjustable-rate mortgage, hybrid adjustable-rate mortgage and home equity line of credit products. The Company also obtains quarterly estimates of the value of each stratum of MSRs from an independent third party and considers these independent valuations in its evaluation of potential impairment of MSRs. Management periodically reviews the various strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. If the value is not expected to recover with a 200 basis point increase in rates, the impairment is deemed to be other-than-temporary. If other-than-temporary impairment is indicated, MSRs are written off directly with a corresponding decrease to the valuation allowance and cannot be subsequently recovered. Recovery of the valuation allowance resulting from a temporary impairment is recorded if the fair value of the stratum increases, but is limited to the cost-basis of a given stratum.
      The Company amortizes MSRs based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate is applied to the gross book value of the MSRs to determine the amortization expense.

Investment Securities
      The Company’s Investment securities totaled $41 million and $46 million as of December 31, 2005 and 2004, respectively, and consisted of its retained interests in securitizations. Management determines the appropriate classification of its investments at the time acquired. The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of MSRs (the accounting for which is described above under “Mortgage Servicing Rights”), are classified as available-for-sale or trading securities. Gains or losses relating to the assets securitized are allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company evaluates its investment securities for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment is recorded within Other income in the Consolidated Statements of Income. The Company estimates the fair value of retained interests based upon the present value of expected future cash flows, which is subject to prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 10, “Mortgage Loan Securitizations” for more information regarding these retained interests.
      Available-for-sale securities are carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Trading securities are recorded at fair value with unrealized gains and losses reported in Other income in the Consolidated Statements of Income. All realized gains and losses are determined on a specific identification basis and are recorded within Other income in the Consolidated Statements of Income.

Property, Plant and Equipment
      Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Income, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for the Company’s building, 3 years for capitalized software, and range from 3 to 20 years for leasehold improvements and 3 to 7 years for furniture, fixtures and equipment.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company capitalizes internal software development costs during the application development stage. The costs capitalized by the Company relate to external direct costs of materials and services and employee costs related to the time spent on the project during the capitalization period. Capitalized software costs are evaluated for impairment annually or when changing circumstances indicate that amounts capitalized may be impaired. Impaired items are written down to their estimated fair values at the date of evaluation.

Goodwill and Other Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses the carrying value of its goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair value. The Company’s reporting units are First Fleet Corporation (“First Fleet”), the Fleet Management Services segment excluding First Fleet, PHH Home Loans, LLC (as defined in Note 3, “Spin-Off from Cendant”), the Mortgage Production segment excluding PHH Home Loans, LLC and the Mortgage Servicing segment. When determining the fair value of its reporting units, the Company utilizes discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.
      Customer lists are generally amortized over a 20-year period.

Derivative Instruments
      The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes.
      All derivatives are recorded at fair value and included in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedging instruments and derivatives designated as fair value hedging instruments are recognized in earnings. Changes in the fair value of the hedged item in a fair value hedge are recorded as adjustments to the carrying amount of the hedged item and recognized in earnings in the Consolidated Statements of Income. The changes in the fair values of hedged items and related derivatives are included in the following line items in the Consolidated Statements of Income:

•	Loan-related derivatives and changes in the fair value of MLHS are included in Gain on sale of mortgage loans, net;

•	Debt-related derivatives and changes in the fair value of the debt are included in Interest expense.
      The effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments is recorded as a component of Accumulated other comprehensive income. The ineffective portion is reported in earnings as a component of Interest expense. Amounts included in Accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
      The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. As of and for the year ended December 31, 2003, the derivatives associated with the MSRs were designated in a fair value hedge relationship pursuant to SFAS No. 133. As of and for the years ended December 31, 2005 and 2004, the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. Changes in the fair value of MSR-related derivatives and changes in the fair value of MSRs are included in Amortization and valuation adjustments related to mortgage servicing rights, net.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Custodial Accounts
      The Company has fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $3.1 billion and $2.8 billion as of December 31, 2005 and 2004, respectively. These funds are maintained in segregated bank accounts, which are not included in the assets and liabilities of the Company. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Income.

2.	Prior Period Adjustments
      During the preparation of the Consolidated Financial Statements for the year ended December 31, 2005, the Company determined that it was necessary to restate previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters described below. Prior to the Company’s Spin-off from Cendant, the Company underwent an internal reorganization which required significant accounting adjustments and allocations, including the allocation and valuation of the tax attributes to the Company’s post-Spin-off businesses, which previously had been reported for tax filings prepared as part of the Cendant consolidated income tax returns. The Company and its outside advisors, under the direction of the Audit Committee of the Company’s Board of Directors, performed an extensive review of certain complex accounting adjustments and valuations. Upon completion of the review by the Company and its outside advisors, the Company concluded that various matters identified would require restatement of the Company’s prior period financial statements. Restatement adjustments included (i) entries which the Company previously believed were prepared in accordance with accounting principles generally accepted in the United States, but which were subsequently determined to be errors and (ii) entries which the Company had previously concluded were immaterial to the Company’s Consolidated Financial Statements for prior periods. Additionally, control deficiencies identified in the Company’s internal control over financial reporting contributed to the occurrence of certain of the errors contained in its previously issued financial statements.
      The Company has restated its financial results for the years ended December 31, 2004 and 2003, all quarters in 2004, each of the first three quarters in 2005 and prior periods through an adjustment to Retained earnings at December 31, 2002. The adjustments generally fall into the following categories: adjustments in connection with (i) accounting for the allocation of Goodwill and other intangible assets associated with a 2001 business combination; (ii) exclusion of mortgage reinsurance premiums within the capitalization of mortgage servicing rights; (iii) accounting for the revenue recognition of loans sold to a special purpose entity; (iv) accounting for derivatives and hedging activities; (v) the timing of recognition of motor company monies that impact the Company’s basis in leased vehicles and the depreciation methodologies applied to certain of the Company’s leased vehicles and (vi) other miscellaneous errors. Additionally, adjustments were also recorded for the tax effects of the restatement adjustments.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net impact of the restatement on Net (loss) income for the nine months ended September 30, 2005 (unaudited), the years ended December 31, 2004 and 2003 and years prior to December 31, 2003 and the restatement adjustments recorded directly to Total stockholders’ equity accounts are set forth below:

	Restatement Adjustments to Net (Loss) Income

	Nine Months						Direct to	Total
	Ended	Year Ended					Stockholders’	Stockholders’
	September 30,	December 31,			Prior to		Equity	Equity Impact
	2005				January 1,		Restatement	of Restatement
	(Unaudited)	2004	2003		2003	Total	Adjustments(1)	Adjustments(2)

	(In millions)
Net (loss) income, as previously reported	$(186)	$194	$310

Pre-tax restatement adjustments:
Goodwill and other intangible assets	239	—	(102)		$(96)	$41	$(15)	$26
Exclusion of reinsurance premiums from capitalized MSRs	2	27	71		(100)	—	—	—
Revenue recognition of loans sold to a special purpose entity	—	—	(44	)(3)	44	—	—	—
Accounting for derivatives and hedging activity	2	(1)	(4)		11	8	(6)	2
Recognition of motor company monies and depreciation methodologies	2	6	1		(4)	5	(9)	(4)
Other miscellaneous	—	(5)	(2)		1	(6)	19	13

Total pre-tax restatement adjustments	245	27	(80	)(3)	(144)	48	(11)	37
Income tax effect of restatement adjustments	(5)	(12)	(6	)(3)	22	(1)	(5)	(6)
STARS income tax liability	24	—	—		—	24	(24)	—
Other discrete income tax adjustments	—	3	(4)		25	24	(19)	5

Effect of net restatement adjustments	264	18	(90)		$(97)	$95	$(59)	$36

Net income, as restated	$78	$212	$220

(1)	Represents cumulative adjustments to Stockholders’ equity accounts as of September 30, 2005, other than adjustments recognized through the statements of income.
(2)	Represents cumulative adjustments to Stockholders’ equity accounts as of September 30, 2005.

(3)	The pre-tax restatement adjustments in this presentation include a reduction of pre-tax income of $60 million, which is reflected in the Consolidated Statements of Income as the Cumulative effect of accounting change ($35 million, net of $25 million of income taxes) which should have been reported at the time of the adoption of FIN 46 in 2003.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net impact of the restatement on Total stockholders’ equity as of September 30, 2005 (unaudited), December 31, 2004 and 2003 and periods prior to December 31, 2003 is set forth below:

	September 30,	December 31,
	2005			January 1,
	(Unaudited)	2004	2003	2003	Total

	(In millions)
Total stockholders’ equity, as previously reported	$1,511	$2,220	$2,171

Carryforward of previous period’s adjustments to Total stockholders’ equity	(299)	(316)	(219)
Impact of adjustments to Net income (from table above)	264	18	(90)	$(97)	$95

Impact of other adjustments to Total stockholders’ equity:
Goodwill and other intangible assets	69	—	—	(84)	(15)
Accounting for derivatives and hedging activity	2	1	2	(11)	(6)
Recognition of motor company monies and depreciation methodologies	—	—	—	(9)	(9)
Other miscellaneous	1	(2)	(9)	29	19
Income tax effect on direct to equity restatement entries	(1)	—	—	(4)	(5)
STARS income tax liability	(5)	—	—	(19)	(24)
Other discrete income tax adjustments	5	—	—	(24)	(19)

Total impact of other adjustments to Total stockholders’ equity	71	(1)	(7)	(122)	$(59)

Total adjustments to Total stockholders’ equity	36	(299)	(316)	$(219)

Total stockholders’ equity, as restated	$1,547	$1,921	$1,855

      The restatement also affected periods prior to the year ended December 31, 2003. The net impact of the restatement on such prior periods has been reflected as a reduction to Stockholders’ equity as of December 31, 2002 in the amount of $219 million, net of tax benefits of $2 million. The restatement adjustments are more fully described below:
1. Goodwill and other intangible assets:
      The Company discovered errors in the accounting for the allocation of the purchase price, and therefore, goodwill and other intangible assets resulting from its 2001 acquisition of Avis Group Holdings, Inc. (“Avis”). The correction of these errors caused the goodwill resulting from the 2001 acquisition accounting to be allocated differently to the three businesses acquired, resulting in: (i) the original allocation of goodwill associated with Avis’ car rental operations was increased by $52 million; (ii) the original allocation of goodwill associated with Wright Express was increased by $141 million; and (iii) the original allocation of goodwill associated with PHH Vehicle Management Services Group LLC (“PHH Arval”) (the Company’s Fleet Management Services business) was reduced by $256 million. The Company’s Fleet Management Services business remained in the PHH ownership structure from the time of the 2001 acquisition to the present. Wright Express remained in the PHH ownership structure from the time of the 2001 acquisition until the Company distributed it to Cendant in the first quarter of 2005, immediately prior to the Company’s Spin-off from Cendant, and is classified as discontinued operations in the Company’s Consolidated Financial Statements. The Company distributed Avis’ car rental

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations to Cendant immediately following the 2001 acquisition. Additionally, the Company concluded that the Fleet Management Services business and Wright Express should not have been combined into a single reporting unit for purposes of accounting for goodwill under SFAS No. 142. The Company previously considered the Fleet Management Services business and Wright Express to be a single reporting unit since the adoption of SFAS No. 142 and through the time of Wright Express’ distribution to Cendant in the first quarter of 2005. After correcting the errors related to the original allocation of goodwill in 2001, the Company adjusted amortization of goodwill for the restated goodwill balances and reevaluated goodwill balances for impairment purposes for First Fleet, the Fleet Management Services segment excluding First Fleet and Wright Express as separate reporting units. The Company recorded goodwill impairment charges of $100 million and $102 million in the fourth quarters of 2002 and 2003, respectively, for the Fleet Management Services business resulting in a full write-off of the Fleet Management Services business’ restated Goodwill balance at December 31, 2003. The goodwill impairment charge previously recorded in the first quarter of 2005 of $239 million was reversed.
2. Exclusion of reinsurance premiums from capitalized MSRs:
      Prior to the second quarter of 2003, the Company inappropriately capitalized the estimated future cash flows related to mortgage reinsurance premiums as part of its MSRs. The Company ceased capitalizing new mortgage reinsurance premiums in the second quarter of 2003 and the balance of previously capitalized mortgage reinsurance premiums was fully amortized as of the end of 2005. The restatement adjustments correct this accounting such that the estimated cash flows related to mortgage reinsurance premiums are not capitalized as part of the MSRs for periods prior to the second quarter of 2003 and eliminate the related amortization for all relevant periods.
3. Revenue recognition of loans sold to a special purpose entity:
      The Company corrected the timing of revenue recognition prior to the adoption of FIN 46 related to loan sales from PHH Mortgage Corporation (“PHH Mortgage”), a wholly owned subsidiary of the Company, to Bishop’s Gate, a special purpose entity consolidated upon the adoption of FIN 46. Prior to the date of adoption of FIN 46 on July 1, 2003 and the related consolidation of Bishop’s Gate, the Company recorded loan sales to Bishop’s Gate at the time of the sale; however, the gain on sale was deferred until the loans were sold by Bishop’s Gate to third-party investors. The restatement recognizes the gain on sale at the time of the Company’s sale to Bishop’s Gate for the periods prior to Bishop’s Gate’s consolidation in 2003. A portion of the pre-tax impact of the restatement adjustment for 2003, a reduction of pre-tax income of $60 million, is reflected on the Consolidated Statements of Income as the Cumulative effect of accounting change ($35 million, net of $25 million of income taxes) for the adoption of FIN 46.
4. Accounting for derivatives and hedging activities:
      The Company’s reevaluation of the application of SFAS No. 133 hedge accounting to certain financial instruments used to hedge interest rate risk resulted in the disallowance of hedge accounting previously used for these hedging arrangements due to inadequate contemporaneous documentation and errors in applying certain other requirements of SFAS No. 133. The restatement corrects the accounting previously applied by treating the derivatives used in these hedging arrangements as freestanding derivatives. (See Note 11, “Derivatives and Risk Management Activities.”)
5. Recognition of motor company monies and depreciation methodologies:
      The restatement corrects the timing of recognition of motor company monies that impact the basis in the Company’s leased assets and therefore Depreciation on operating leases. Generally, these monies were previously recorded as adjustments to the basis in leased vehicles when received and were amortized over the estimated lease life of the vehicles. The restatement corrects the accounting previously applied by accruing for the monies as earned rather than upon receipt. The amounts are now recognized either: (i) immediately when accrued through a reduction of Depreciation on operating leases for the portion related to the time the related vehicles have been in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
service under the lease; or (ii) as a basis adjustment for leased vehicles for the portion related to the undepreciated basis in the vehicle to be recognized as a reduction to Depreciation on operating leases over the remaining estimated lease life of the vehicle. Additionally, the restatement corrects the depreciation methodologies applied to certain of the Company’s leased vehicles that did not comply with the Company’s policy to depreciate leased vehicles on a straight-line basis.
6. Other miscellaneous:
      Adjustments were made to recognize the effects of other miscellaneous errors corrected as part of the restatement.
7. STARS income tax liability:
      The Company previously recorded an income tax expense in the first quarter of 2005 associated with the Spin-Off relating to a tax liability the Company incurred associated with its distribution of STARS to Cendant in 2002. The restatement corrects this accounting treatment by recording the income tax liability in 2002 as an equity adjustment associated with the distribution of STARS to Cendant and by reversing the income tax expense previously recorded in the first quarter of 2005 of $24 million.
      In addition, certain other adjustments were made which have no net income or equity impact, but restate the classification of prior period amounts. These reclassifications included in the Consolidated Financial Statements principally relate to the items set forth below:
1. Reclassification of Depreciation on operating leases from a contra revenue account to an expense account:
      In previous periods, Depreciation on operating leases was reported as a contra revenue account in the determination of Net revenues. During the fourth quarter of 2005, the Company revised its Consolidated Statements of Income to report $1.1 billion of Depreciation on operating leases for both the years ended December 31, 2004 and 2003, as a component of Total expenses rather than as a component of Net revenues. Certain items previously reported in Depreciation on operating leases such as excess mileage and early lease termination fees, losses on the sale of vehicles coming off lease and the costs of lease syndications have been reclassified to various other revenue and expense line items to conform to the Company’s current period presentation.
2. Reclassification of dealership cost of goods sold from Other income to Other operating expenses:
      In previous periods, both the revenue generated by the Company’s dealership businesses and the associated cost of goods sold was included in Other income, a component of Net revenues. During the fourth quarter of 2005, the Company reclassified dealership cost of goods sold of $62 million and $56 million for the years ended December 31, 2004 and 2003, respectively, to Other operating expenses.
3. Presentation of cash flow from discontinued operations:
      In the fourth quarter of 2005, the Company revised its Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing cash flows and the effect of exchange rate changes attributable to its discontinued operations. In its prior filings, the Company previously reported cash flows of discontinued operations on a combined basis as a single amount, which represented cash flows to and from its discontinued operations. The effect of this reclassification for the year ended December 31, 2004 was a $177 million increase in both cash flows from operating activities of continuing operations and total cash flows from continuing operations. The effect of this reclassification for the year ended December 31, 2003 was a $71 million decrease in both cash flows from operating activities of continuing operations and total cash flows from continuing operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Presentation of cash flow activity related to MSRs:
      In the fourth quarter of 2005, the Company revised the presentation in its Consolidated Statements of Cash Flow related to the capitalization of originated MSRs. The restatement adjustments correct the presentation such that $50 million and $51 million of purchases of MSRs for the years ended December 31, 2004 and 2003, respectively, are presented in cash flows from investing activities and $448 million and $939 million of the capitalization of originated MSRs for the years ended December 31, 2004 and 2003, respectively, are presented in cash flows from operating activities.
5. Other miscellaneous reclassifications:
      As disclosed above, certain reclassifications have been made to prior period amounts to conform to the current period presentation.
      The following tables set forth the effects of the restatement adjustments as discussed above on the Consolidated Statements of Income for the years ended December 31, 2004 and 2003. The “As Previously Reported” columns in the following tables reflect the financial statements reported in the Company’s Current Report filed on Form 8-K on September 7, 2005, which updated its Consolidated Financial Statements and related disclosures for each of the years ended December 31, 2004, 2003 and 2002 included in its Annual Report on Form 10-K for the year ended December 31, 2004 in order to (i) reflect a reclassification of its former relocation and fuel card businesses distributed to Cendant as discontinued operations in accordance with SFAS No. 144; (ii) reflect Cendant’s contribution of STARS, an entity previously under common control, to the Company and add the financial position and results of operations of STARS into its Consolidated Financial Statements in continuing operations for all periods presented and accounted for as a transfer of net assets between entities under common control; and (iii) certain other modifications made to the Company’s financial statement presentation in conjunction with the changes in the composition of the businesses included in continuing operations. For the year ended December 31, 2004, the Company’s restatement of its financial statements resulted in increases to net income, basic earnings per share and diluted earnings per share of $18 million, $0.34 and $0.33, respectively. For the year ended December 31, 2003, the Company’s restatement of its financial statements resulted in decreases to net income, basic earnings per share and diluted earnings per share of $90 million, $1.71 and $1.69, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Revenues
Mortgage fees	$227	$(1)	$226
Fleet management fees	137	(2)	135

Net fee income	364	(3)	361

Fleet lease income	1,459	(102)	1,357

Gain on sale of mortgage loans, net	349	56	405

Depreciation on operating leases	(1,302)	1,302	—

Fleet interest expense	(104)	104	—

Mortgage interest income	257	(42)	215
Mortgage interest expense	(137)	(8)	(145)

Mortgage net finance income	120	(50)	70

Loan servicing income	488	(3)	485
Amortization and valuation adjustments related to mortgage servicing rights, net	(410)	28	(382)

Net loan servicing income	78	25	103

Other income	27	74	101

Net revenues	991	1,406	2,397

Expenses
Salaries and related expenses	403	(8)	395
Occupancy and other office expenses	82	1	83
Depreciation on operating leases	—	1,124	1,124
Fleet interest expense	—	105	105
Other depreciation and amortization	45	(1)	44
Other operating expenses	316	158	474

Total expenses	846	1,379	2,225

Income from continuing operations before income taxes	145	27	172
Provision for income taxes	69	9	78

Income from continuing operations	76	18	94
Income from discontinued operations, net of income taxes of $76, $0 and $76	118	—	118

Net income	$194	$18	$212

Basic earnings per share:
Income from continuing operations	$1.45	$0.34	$1.79
Income from discontinued operations	2.24	—	2.24

Net income	$3.69	$0.34	$4.03

Diluted earnings per share:
Income from continuing operations	$1.44	$0.33	$1.77
Income from discontinued operations	2.22	—	2.22

Net income	$3.66	$0.33	$3.99

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Revenues
Mortgage fees	$331	$(12)	$319
Fleet management fees	129	(1)	128

Net fee income	460	(13)	447

Fleet lease income	1,211	(41)	1,170

Gain on sale of mortgage loans, net	994	53	1,047

Depreciation on operating leases	(1,089)	1,089	—

Fleet interest expense	(86)	86	—

Mortgage interest income	311	(34)	277
Mortgage interest expense	(138)	(8)	(146)

Mortgage net finance income	173	(42)	131

Loan servicing income	425	(4)	421
Amortization and valuation adjustments related to mortgage servicing rights, net	(730)	78	(652)

Net loan servicing income	(305)	74	(231)

Other income	17	55	72

Net revenues	1,375	1,261	2,636

Expenses
Salaries and related expenses	475	(6)	469
Occupancy and other office expenses	88	1	89
Depreciation on operating leases	—	1,055	1,055
Fleet interest expense	—	89	89
Other depreciation and amortization	37	—	37
Other operating expenses	422	40	462
Goodwill impairment	—	102	102

Total expenses	1,022	1,281	2,303

Income (loss) from continuing operations before income taxes	353	(20)	333
Provision for income taxes	141	35	176

Income (loss) from continuing operations	212	(55)	157
Income from discontinued operations, net of income taxes of $60, $0 and $60	98	—	98

Income (loss) before cumulative effect of accounting change, net of income taxes	310	(55)	255
Cumulative effect of accounting change, net of income taxes of $0, $(25) and $(25)	—	(35)	(35)

Net (loss) income	$310	$(90)	$220

Basic earnings (loss) per share:
Income (loss) from continuing operations	$4.01	$(1.04)	$2.97
Income from discontinued operations	1.87	—	1.87
Cumulative effect of accounting change, net of income taxes	—	(0.67)	(0.67)

Net (loss) income	$5.88	$(1.71)	$4.17

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.97	$(1.02)	$2.95
Income from discontinued operations	1.85	—	1.85
Cumulative effect of accounting change, net of income taxes	—	(0.67)	(0.67)

Net (loss) income	$5.82	$(1.69)	$4.13

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2004:

	December 31, 2004

	As
	Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions)
ASSETS
Cash and cash equivalents	$257	$—	$257
Restricted cash	854	1	855
Mortgage loans held for sale, net	1,981	31	2,012
Accounts receivable, net	361	72	433
Net investment in fleet leases	3,765	(58)	3,707
Mortgage servicing rights, net	1,608	(2)	1,606
Investment securities	47	(1)	46
Property, plant and equipment, net	98	(10)	88
Goodwill	512	(424)	88
Other assets	532	(6)	526
Assets of discontinued operations	1,650	131	1,781

Total assets	$11,665	$(266)	$11,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	428	57	485
Debt	6,494	10	6,504
Deferred income taxes	720	17	737
Other liabilities	414	(45)	369
Liabilities of discontinued operations	1,389	(6)	1,383

Total liabilities	9,445	33	9,478

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	1	—	1
Additional paid-in capital	934	(105)	829
Retained earnings	1,291	(189)	1,102
Accumulated other comprehensive loss	(6)	(5)	(11)
Deferred compensation	—	—	—

Total stockholders’ equity	2,220	(299)	1,921

Total liabilities and stockholders’ equity	$11,665	$(266)	$11,399

      The Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 were also restated for the adjustments discussed above. The restatement adjustments (decreased) increased cash flows from operating activities, investing activities and financing activities of continuing operations by $(315) million, $487 million and $5 million for the year ended December 31, 2004 and $(1,047) million, $995 million and $(19) million for the year ended December 31, 2003, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Spin-Off from Cendant
      On January 31, 2005, each holder of Cendant common stock received one share of PHH common stock for every twenty shares of Cendant common stock held on January 19, 2005, the record date for the distribution. The Spin-Off was effective on February 1, 2005.
      In connection with the Spin-Off, PHH and Cendant’s real estate services division became parties to a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”). Effective July 31, 2006, Cendant completed the spin-off of its real estate services division (the “Realogy Spin-Off”) into an independent publicly traded company, Realogy Corporation (NYSE: H) (“Realogy”). (See Note 23, “Related Party Transactions” and Note 27, “Subsequent Events.”) The Mortgage Venture originates and sells mortgage loans sourced through Realogy’s owned real estate brokerage business, NRT Incorporated (“NRT”), its owned relocation business, Cartus Corporation (formerly known as Cendant Mobility Services Corporation (“Cendant Mobility”)) (“Cartus”) and its owned settlement services business, Title Research Group, LLC (formerly known as Cendant Settlement Services Group, Inc.) (“TRG”). The Mortgage Venture commenced operations in October 2005. The Company contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. PHH Broker Partner Corporation (“PHH Broker Partner”), a wholly owned subsidiary of PHH, owns 50.1% of the Mortgage Venture, and Realogy Real Estate Services Venture Partner, Inc. (“Realogy Venture Partner”), a wholly owned subsidiary of Realogy, owns the remaining 49.9%. The Mortgage Venture is consolidated within PHH’s Consolidated Financial Statements, and Realogy Venture Partner’s interest in the Mortgage Venture is presented as Minority interest in the Consolidated Balance Sheet and Statement of Income. Through the Mortgage Venture, PHH is the exclusive recommended provider of mortgage loans by NRT, Cartus and TRG to (i) the independent sales associates affiliated with Realogy Services Group LLC and Realogy Venture Partner (collectively, the “Realogy Entities”) (excluding the independent sales associates of any Realogy franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant.
      Also in connection with the Spin-Off, PHH entered into a tax sharing agreement with Cendant, which is more fully described in Note 18, “Commitments and Contingencies,” and the Amended and Restated Limited Liability Company Operating Agreement for PHH Home Loans, LLC, dated as of January 31, 2005 and amended as of May 12, 2005 (the “Mortgage Venture Operating Agreement”), a transition services agreement (the “Transition Services Agreement”) and certain other agreements which are more fully described in Note 23, “Related Party Transactions.”
      During 2005, the Company recognized Spin-Off related expenses of $41 million, consisting of a charge of $37 million resulting from the prepayment of debt, more fully described in Note 15, “Debt and Borrowing Arrangements,” and a charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options, more fully described in Note 21, “Stock-Based Compensation.” See Note 17, “Income Taxes,” for additional tax-related charges related to the Spin-Off.

4.	Acquisitions
      Assets acquired and liabilities assumed in business combinations were recorded in the Consolidated Balance Sheets as of their respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.
      First Fleet. During 2004, the Company acquired First Fleet, a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, net of cash acquired of $10 million and including $4 million of contingent consideration that was paid in the first quarter of 2005. As of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, the Company recorded goodwill of $24 million related to this acquisition, none of which is deductible for income tax purposes. This goodwill was assigned to the Fleet Management Services segment. In the fourth quarter of 2005, the Company recorded $2 million of goodwill related to this acquisition due to a contingent payment of $2 million paid in the first quarter of 2006.
      Other. The Company participates in acquisitions made by NRT by acquiring the mortgage operations of the real estate brokerage firms acquired by NRT. During 2005, the Company completed an acquisition for $3 million in cash, which resulted in $3 million of goodwill (based on the preliminary allocation of the purchase price), all of which was assigned to the Mortgage Production segment. During 2004, the Company completed two acquisitions for $5 million in cash, which resulted in $5 million of goodwill, all of which was assigned to the Mortgage Production segment. During 2003, the Company completed certain acquisitions for aggregate consideration of $2 million in cash. The goodwill resulting from the acquisitions completed in 2003 aggregated $2 million, all of which was assigned to the Mortgage Production segment.

5.	Earnings Per Share
      Basic earnings per share was computed by dividing net earnings during the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share was computed by dividing net earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three years ended December 31, 2005, 2004 and 2003 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 19, “Stock-Related Matters”). The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted earnings per share for all periods prior to the Spin-Off.
      The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions, except share and per share data)
Income from continuing operations	$73	$94	$157

Weighted-average common shares outstanding — basic	53,018,376	52,684,398	52,684,398
Effect of potentially dilutive securities:
Stock options	505,313	254,112	254,112
Restricted stock units	240,927	274,209	274,209

Weighted-average common shares outstanding — diluted	53,764,616	53,212,719	53,212,719

Basic earnings per share from continuing operations	$1.38	$1.79	$2.97

Diluted earnings per share from continuing operations	$1.36	$1.77	$2.95

6.	Goodwill and Other Intangible Assets
      In connection with the Spin-Off, there was a change to Cendant’s reporting unit structure, which included the Company’s Mortgage Services business that resulted in the reallocation of goodwill from the Company to other Cendant entities. The Company recorded a goodwill impairment charge of $102 million during the year ended December 31, 2003 for the Fleet Management Services segment resulting from its analysis of the fair market value of the Fleet Management Services business in relation to the carrying value of its net assets. The

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
calculation of fair market value, derived from a projection of future cash flows for this business, was negatively impacted by the declining interest rate environment during the years ended December 31, 2002 and 2003 due to the impact that declining interest rates have on revenue and income from the business’ lease portfolio as new leases originated at lower rates replace higher rate leases.
      Intangible assets consisted of:

	December 31, 2005			December 31, 2004, As Restated

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In millions)
Amortized Intangible Assets:
Customer lists	$40	$9	$31	$40	$7	$33
Other	17	12	5	17	10	7

	$57	$21	$36	$57	$17	$40

Unamortized Intangible Assets:
Goodwill	$87			$88
Trademarks	16			17

	$103			$105

      The following table summarizes the activity associated with goodwill, by segment, during the years ended December 31, 2005 and 2004:

	Fleet
	Management		Mortgage
	Services		Production		Total

	(In millions)
Goodwill at January 1, 2004, as previously reported	$422		$62		$484
Adjustments (see Note 2)	(422)		—		(422)

Goodwill at January 1, 2004, as restated	—		62		62
Goodwill acquired during 2004, as restated	24	(1)	5	(2)	29
Goodwill of a subsidiary transferred to Cendant during 2004	—		(3	)(3)	(3)

Goodwill at December 31, 2004, as restated	24		64		88
Reallocation due to the Spin-Off	—		(6)		(6)

Goodwill at the Spin-Off date	24		58		82
Goodwill acquired during 2005	2	(1)	3	(2)	5

Goodwill at December 31, 2005	$26		$61		$87

(1)	Relates to the acquisition of First Fleet. See Note 4, “Acquisitions.”

(2)	Relates to the acquisitions of the mortgage operations of real estate brokerage firms by NRT. See Note 4, “Acquisitions.”

(3)	Relates to the transfer of a subsidiary to Cendant. See Note 23, “Related Party Transactions.”

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense included within Other depreciation and amortization relating to all intangible assets excluding MSRs (see Note 8, “Mortgage Servicing Rights”) was as follows:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Customer lists	$2	$2	$2
Other	2	3	2

	$4	$5	$4

      Based on the Company’s amortizable intangible assets as of December 31, 2005 (excluding MSRs), the Company expects the related amortization expense for each of the next five fiscal years to approximate $4 million, $4 million, $3 million, $2 million and $2 million, respectively.

7.	Mortgage Loans Held for Sale
      Mortgage loans held for sale, net consisted of:

	December 31,

		2004
	2005	As Restated

	(In millions)
Mortgage loans held for sale	$2,091	$1,762
Home equity lines of credit	156	95
Construction loans	116	110
Net deferred loan origination fees and expenses	32	45

Mortgage loans held for sale, net	$2,395	$2,012

      At December 31, 2005, the Company pledged $1.6 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

8.	Mortgage Servicing Rights
      The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Balance, beginning of period	$138,494	$126,219	$105,322
Additions	43,157	42,609	72,885
Payoffs and curtailments	(35,824)	(30,334)	(51,988)

Balance, end of period	$145,827	$138,494	$126,219

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the Company’s capitalized MSRs consisted of:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Mortgage Servicing Rights:
Balance, beginning of period	$2,173	$1,976	$1,782
Additions, net	522	498	962
Changes in fair value	—	—	168
Amortization	(433)	(285)	(592)
Sales and deletions	(2)	(5)	(29)
Other-than-temporary impairment	(108)	(11)	(315)

Balance, end of period	2,152	2,173	1,976

Valuation Allowance:
Balance, beginning of period	(567)	(365)	(464)
Recovery of (provision for) impairment	216	(214)	(223)
Reductions	—	1	7
Other-than-temporary impairment	108	11	315

Balance, end of period	(243)	(567)	(365)

Mortgage servicing rights, net	$1,909	$1,606	$1,611

      As of December 31, 2005, the Company’s MSRs had a weighted-average life of approximately 4.7 years. The estimated fair values of the MSRs were $1.9 billion and $1.6 billion as of December 31, 2005 and 2004, respectively. Approximately 70% of the MSRs associated with the loan servicing portfolio as of December 31, 2005 were restricted from sale without prior approval from the Company’s private label clients or investors.
      The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Year Ended
	December 31,

	2005	2004

Initial capitalization rate of additions to MSRs	1.21%	1.17%

	December 31,

	2005	2004

Capitalized servicing rate (based on fair value)	1.31%	1.16%
Capitalized servicing multiple (based on fair value)	4.1	3.6
Weighted-average servicing fee (in basis points)	32	32

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net impact to the Consolidated Statements of Income resulting from amortization of the Company’s MSRs and changes in the fair value of the Company’s MSRs and related derivatives was as follows:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Amortization of MSRs	$(433)	$(285)	$(592)
Recovery of (provision for) impairment of MSRs	216	(214)	(223)
Net derivative (loss) gain related to MSRs (See Note 11)	(82)	117	163

Amortization and valuation adjustments related to MSRs, net	$(299)	$(382)	$(652)

      Based upon the composition of the portfolio as of December 31, 2005, the Company expects MSRs amortization expense for the five succeeding fiscal years to approximate $389 million, $311 million, $247 million, $200 million and $162 million, respectively. This projection was developed using the assumptions made by the Company in its December 31, 2005 valuation of the MSRs. The assumptions underlying this projection may be affected as market conditions and portfolio composition and behavior change, which could cause projected amortization expense to change over time. Therefore, these estimates may change in a manner and amount not presently determinable by management.

9.	Loan Servicing Portfolio
      The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Balance, beginning of period	$143,056	$136,427	$114,079
Additions	48,155	38,829	76,427
Payoffs and curtailments	(36,368)	(32,200)	(54,079)

Balance, end of period(1)	$154,843	$143,056	$136,427

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Composition

	December 31,

	2005	2004

	(In millions)
Owned servicing portfolio	$149,405	$141,504
Subserviced portfolio	7,897	4,212

Total servicing portfolio	$157,302	$145,716

Fixed rate	$95,579	$82,648
Adjustable rate	61,723	63,068

Total servicing portfolio	$157,302	$145,716

Conventional loans	$146,236	$133,816
Government loans	6,851	7,978
Home equity lines of credit	4,215	3,922

Total servicing portfolio	$157,302	$145,716

Weighted-average interest rate(1)	5.8%	5.4%

Portfolio Delinquency(1)(2)

	December 31,

	2005		2004

	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.12%	1.75%	2.15%	1.72%
60 days	0.48%	0.36%	0.46%	0.32%
90 or more days	0.54%	0.38%	0.46%	0.29%

Total delinquency	3.14%	2.49%	3.07%	2.33%

Foreclosure/real estate owned/bankruptcies	1.05%	0.67%	0.98%	0.59%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.5 billion, $2.7 billion and $2.2 billion as of December 31, 2005, 2004 and 2003, respectively.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.
      During the fourth quarter of 2005, the Company purchased the loan servicing portfolio of CUNA Mutual Mortgage Corporation (“CUNA”) and assumed its servicing and subservicing contracts. The aggregate loan servicing portfolio purchased from CUNA was $9.7 billion, including a $2.9 billion subserviced portfolio. This purchase is included within additions in the Portfolio Activity table presented above.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Mortgage Loan Securitizations
      The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. The Company did not retain any interests from securitizations in 2005, other than MSRs. Key economic assumptions used during 2005, 2004 and 2003 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows:

	Year Ended December 31,

	2005	2004		2003

		Mortgage-		Mortgage-
		Backed		Backed
	MSRs	Securities	MSRs	Securities	MSRs

Prepayment speed	6-45%	10-24%	13-36%	7-25%	11- 50%
Weighted-average life (in years)	1.7-8.0	4.2-9.7	2.2-7.0	1.9-6.9	1.3-6.8
Discount rate	10-12%	7%	9-10%	5-15%	6-21%
Volatility	16-19%	N/A	12- 20%	N/A	12%
      Key economic assumptions used in subsequently measuring the fair value of the Company’s retained interests in securitized mortgage loans at December 31, 2005 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Mortgage-
	Backed
	Securities	MSRs

	(Dollars in millions)
Fair value of retained interests	$41	$1,909
Weighted-average life (in years)	4.5	4.7
Annual servicing fee	N/A	0.32%
Prepayment speed (annual rate)	2-32%	18%
Impact on fair value of 10% adverse change	$(1)	$(101)
Impact on fair value of 20% adverse change	(2)	(191)
Discount rate (annual rate)	3-15%	10%
Impact on fair value of 10% adverse change	$(2)	$(54)
Impact on fair value of 20% adverse change	(3)	(105)
Volatility (annual rate)	N/A	16%
Impact on fair value of 10% adverse change	N/A	$(27)
Impact on fair value of 20% adverse change	N/A	(53)
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information about delinquencies and components of securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the year ended December 31, 2005:

Principal
	Total	Amount 60		Average
	Principal	Days or More	Net Credit	Principal
	Amount	Past Due(1)	Losses	Balance

(In millions)
Residential mortgage loans(2)	$135	$10	$3	$164

(1)	Amounts are based on total securitized assets at December 31, 2005.

(2)	Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.
      The following table sets forth information regarding cash flows relating to the Company’s loan sales.

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Proceeds from new securitizations(1)	$31,803	$32,699	$59,511
Servicing fees received(2)	467	465	426
Other cash flows received on retained interests(3)	7	9	24
Purchases of delinquent or foreclosed loans	(141)	(262)	(677)
Servicing advances	(300)	(575)	(512)
Repayment of servicing advances	316	615	473

(1)	Includes sales to Bishop’s Gate prior to its consolidation on July 1, 2003. See Note 15, “Debt and Borrowing Arrangements.”

(2)	Excludes ancillary servicing revenue.

(3)	Represents cash flows received on retained interests other than servicing fees.
      During 2005, 2004 and 2003, the Company recognized pre-tax gains of $300 million, $405 million and $1,047 million, respectively, related to the securitization of residential mortgage loans which are recorded as Gain on sale of mortgage loans, net in the Consolidated Statements of Income.
      The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and servicing responsibilities, in connection with the securitization of these assets. See Note 18, “Commitments and Contingencies.”

11.	Derivatives and Risk Management Activities

Market Risk
      The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in floating-rate lease assets. The Company uses various financial instruments, including swap contracts, forward delivery commitments, futures and options contracts to manage and reduce this risk.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a description of the Company’s risk management policies related to interest rate lock commitments (“IRLCs”), MLHS, MSRs and debt:
      Interest Rate Lock Commitments. IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the IRLC through the loan funding date or expiration date. In addition, the Company is subject to fallout risk, which is the risk that an approved borrower will choose not to close on the loan. The Company uses a combination of forward delivery commitments and option contracts to manage these risks. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.
      IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149. Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on sale of mortgage loans, net in the Consolidated Statements of Income.
      Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Consolidated Statements of Income. Changes in the fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.
      The Company uses the following instruments in its risk management activities related to its IRLCs and MLHS:

•	Forward loan sales commitments: represent obligations to sell mortgage-backed securities at specified prices in the future. The value of these instruments increase as mortgage rates rise.

•	Treasury futures: represent obligations to purchase or deliver U.S. Treasury securities (“Treasuries”) at specified prices in the future. Treasury futures increase in value as the interest rate on the underlying Treasury declines.

•	Options on Treasuries: represent rights to buy or sell Treasuries at specified prices in the future.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Change in value of IRLCs	$(30)	$29	$(64)
Change in value of MLHS	(8)	—	—

Total change in value of IRLCs and MLHS	(38)	29	(64)

Mark-to-market of derivatives designated as hedges of MLHS	(11)	(14)	—
Mark-to-market of freestanding derivatives(1)	40	(45)	37

Net gain (loss) on derivatives	29	(59)	37

Net loss on hedging activities(2)	$(9)	$(30)	$(27)

(1)	Amount includes $11 million and $8 million of ineffectiveness recognized on hedges of MLHS during the years ended December 31, 2005 and 2004, respectively, due to the application of SFAS No. 133. There was no ineffectiveness recognized on hedges of MLHS during the year ended December 31, 2003. In accordance with SFAS No. 133, the change in the mark-to-market of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the years ended December 31, 2005 and 2004, the Company recognized $(19) million and $(14) million of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.
      Mortgage Servicing Rights. The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The gain or loss on derivatives will react in the opposite direction of the MSRs valuation. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. As of and for the year ended December 31, 2003, the derivatives associated with the MSRs were designated in a fair value hedge relationship pursuant to SFAS No. 133. As of and for the years ended December 31, 2005 and 2004, the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded as a component of Amortization and valuation adjustments related to mortgage servicing rights, net in the Consolidated Statements of Income.
      The Company uses the following instruments in its risk management activities related to its MSRs:

•	Interest rate swap contracts: represent agreements to exchange interest rate payments on underlying notional amounts. In the hedge of the Company’s MSRs, the Company generally receives the fixed rate and pays the floating rate. Such contracts increase in value as interest rates decline.

•	Interest rate futures contracts: represent obligations to purchase or deliver financial instruments at a future date based upon underlying debt securities (such as Treasuries or Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities). Interest rate futures contracts increase in value as the interest rate on the underlying instrument declines.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Interest rate forward contracts: represent obligations to purchase or deliver financial instruments to specific counterparties at future dates based upon underlying debt securities. Interest rate forward contracts increase in value as the interest rate on the underlying instrument declines.

•	Mortgage forward contracts: represent obligations to buy mortgage-backed securities at a specified price in the future. Sometimes referred to as “to be announced” securities (“TBAs”). Mortgage forward contracts increase in value as interest rates decline.

•	Options on forward contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities.

•	Options on futures contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities, generally through an exchange.

•	Options on swap contracts: represent rights to enter into predetermined interest rate swaps at a future date (sometimes referred to as “swaptions”). In a receiver swaption, the fixed rate is received and the floating rate is paid upon exercise of the option. Receiver swaptions generally increase in value as rates fall. Conversely, in a payor swaption, the fixed rate is paid and the floating rate is received upon the exercise of the option. Payor swaptions generally increase in value as rates rise.

•	Principal-only swaps: represent agreements to exchange the principal amount of underlying securities and are economically similar to purchasing principal-only securities. Principal-only swaps increase in value as interest rates decline.
      The net activity in the Company’s derivatives related to MSRs consisted of:

	Year Ended December 31,

			2004		2003
	2005		As Restated		As Restated

	(In millions)
Net balance, beginning of period	$60	(1)	$85	(2)	$385	(3)
Additions	294		560		402
Changes in fair value	(82)		117		(5)
Net settlement proceeds	(228)		(702)		(697)

Net balance, end of period	$44	(4)	$60	(1)	$85	(2)

(1)	The net balance represents the gross asset of $79 million (recorded with Other assets in the accompanying Consolidated Balance Sheet) net of the gross liability of $19 million (recorded within Other liabilities in the accompanying Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $316 million (recorded within Other assets) net of the gross liability of $231 million (recorded within Other liabilities).

(3)	The net balance represents an asset of $385 million.

(4)	The net balance represents the gross asset of $73 million (recorded within Other assets in the accompanying Consolidated Balance Sheet) net of the gross liability of $29 million (recorded within Other liabilities in the accompanying Consolidated Balance Sheet).
      Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed- and floating-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in floating-rate lease assets, the Company either issues floating-rate debt or fixed-rate debt, which may be swapped to floating LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the years ended December 31, 2005, 2004 and 2003, except to create the accrual of interest expense at variable rates. The Company recognized losses of $4 million, $5 million and $5 million related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 for the years ended December 31, 2005, 2004 and 2003, respectively, which were included in Fleet interest expense and Mortgage interest expense in the Consolidated Statements of Income. During 2003, the Company terminated certain of its fair value hedges, which resulted in cash gains of $24 million. Such gains were deferred and were being recognized over future periods as a component of interest expense. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 15, “Debt and Borrowing Arrangements”). As a result, the unamortized balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which was included in Spin-Off related expenses in the accompanying Consolidated Statement of Income for the year ended December 31, 2005. Amortization of this deferred swap gain recorded during the year ended December 31, 2005 prior to the prepayment was not significant. During the years ended December 31, 2004 and 2003, the Company recorded $5 million and $4 million of amortization related to this deferred swap gain, respectively.
      From time to time, the Company uses derivatives that convert floating cash flows to fixed cash flows to manage the risk associated with its floating-rate debt and net investment in floating-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The amount of gains or losses excluded from Accumulated other comprehensive income and recorded directly to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges during the years ended December 31, 2005, 2004 and 2003 was not significant. The amount of gains or losses the Company expects to reclassify from Accumulated other comprehensive income to earnings during the next twelve months is not significant. The Company recognized a net loss of $2 million and a net gain of $1 million related to instruments that were not designated as cash flow hedges for the years ended December 31, 2005 and 2004, respectively, as a component of Mortgage interest expense and Fleet interest expense in the Consolidated Statements of Income. The total net gain recorded in the Consolidated Statement of Income related to derivatives that convert floating cash flows to fixed cash flows but were not designated as cash flow hedges for the year ended December 31, 2003 was not significant.

Credit Risk and Exposure
      The Company originates loans in all 50 states and the District of Columbia. Concentrations of credit risk are considered to exist when there are amounts loaned to multiple borrowers with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. California was the only state that represented more than 10% of the unpaid principal balance in the Company’s loan servicing portfolio, accounting for approximately 11% of the balance as of December 31, 2005. For the year ended December 31, 2005, approximately 45% of loans originated by the Company were derived from Realogy’s owned real estate brokerage business, NRT, and relocation business, Cartus or its franchisees. In addition, approximately 24% of the Company’s loan originations were derived from one private label partner during the year ended December 31, 2005.
      The Company is exposed to commercial credit risk for its clients under the lease and service agreements for PHH Arval. The Company manages such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represents more than 5% of the Net revenues of the business for the year ended

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005. PHH Arval’s historical net losses as a percentage of Net investment in fleet leases have not exceeded 0.07% in any of the last three years.
      The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.
      As of December 31, 2005, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its mortgage business, the Company does not generally require collateral or other security to support credit sales.

12.	Vehicle Leasing Activities
      The components of Net investment in fleet leases were as follows:

	December 31,

		2004
	2005	As Restated

	(In millions)
Operating Leases:
Vehicles under open-end operating leases	$6,588	$5,964
Vehicles under closed-end operating leases	221	182

Vehicles under operating leases	6,809	6,146
Less: Accumulated depreciation	(3,273)	(2,865)

Net investment in operating leases	3,536	3,281

Direct Financing Leases:
Lease payments receivable	132	129
Less: Unearned income	(15)	(15)

Net investment in direct financing leases	117	114

Off-Lease Vehicles:
Vehicles not yet subject to a lease	306	307
Vehicles held for sale	16	12
Less: Accumulated depreciation	(9)	(7)

Net investment in off-lease vehicles	313	312

Net investment in fleet leases	$3,966	$3,707

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, future minimum lease payments to be received on the Company’s operating and direct financing leases were as follows:

	Future Minimum
	Lease Payments(1)

		Direct
	Operating	Financing
	Leases	Leases

	(In millions)
2006	$1,559	$22
2007	60	10
2008	28	8
2009	14	5
2010	7	3
Thereafter	2	4

	$1,670	$52

(1)	Amounts included for the interest component of the future minimum lease payments are based on the interest rate in effect at the inception of each lease. Contingent rentals from operating leases were $16 million, $7 million and $3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contingent rentals from direct financing leases were not significant for the years ended December 31, 2005, 2004 and 2003.
      The future minimum lease payments disclosed above include the monthly payments for the unexpired portion of the minimum lease term, which is twelve months under the Company’s open-end lease agreements, and the residual values guaranteed by the lessees during the minimum lease term. These leases may be continued after the minimum lease term at the lessee’s election.

13.	Property, Plant and Equipment, net
      Property, plant and equipment, net consisted of:

	December 31,

		2004
	2005	As Restated

	(In millions)
Furniture, fixtures and equipment	$140	$139
Capitalized software	130	112
Building and leasehold improvements	15	15

	285	266
Less: Accumulated depreciation and amortization	(212)	(178)

	$73	$88

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consisted of:

	December 31,

		2004
	2005	As Restated

	(In millions)
Accounts payable	$358	$288
Accrued payroll and benefits	45	30
Accrued interest	41	43
Other	121	124

	$565	$485

15.	Debt and Borrowing Arrangements
      The following tables summarize the components of the Company’s indebtedness at December 31, 2005 and 2004:

	December 31, 2005

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated notes	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under domestic revolving credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

	December 31, 2004, As Restated

	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total

	(In millions)
Term notes	$2,171	$1,200	$1,833	$5,204
Variable funding notes	615	—	—	615
Subordinated notes	370	101	—	471
Commercial paper	—	—	130	130
Other	34	40	10	84

	$3,190	$1,341	$1,973	$6,504

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset-Backed Debt

Vehicle Management Asset-Backed Debt
      Vehicle management asset-backed debt primarily represents floating-rate debt issued under a domestic financing facility, Chesapeake Funding LLC (“Chesapeake”), the Company’s wholly owned subsidiary that provides for the issuance of variable-rate term notes and variable funding notes. As of December 31, 2005 and 2004, variable-rate term notes and variable funding notes outstanding under this arrangement aggregated $3.0 billion and $2.8 billion, respectively. As of December 31, 2005 and 2004, subordinated notes issued by Terrapin Funding LLC (“Terrapin”), a consolidated entity, aggregated $367 million and $370 million, respectively. Variable-rate term notes, variable funding notes and the subordinated notes were issued to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued was collateralized by approximately $3.9 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Consolidated Balance Sheet as of December 31, 2005, which are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. The holders of the notes receive cash flows from lease and other related receivables, as well as receipts from the sale of vehicles. Repayments are required on the notes as cash inflows are received relating to the securitized vehicle leases and related assets, but no later than the final maturity dates specified in the indentures of between August 2008 and April 2018 for the variable-rate notes and variable funding notes, and between August 2030 and August 2037 for the subordinated notes. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 4.8% and 2.8% as of December 31, 2005 and 2004, respectively.
      On July 15, 2005, Chesapeake entered into the Series 2005-1 Indenture Supplement (the “Supplement”) to the Base Indenture dated June 30, 1999, as amended, pursuant to which Chesapeake issued $100 million of variable funding notes (the “Notes”). On August 8, 2005, Chesapeake amended the Supplement (the “Amended Supplement”) to permit the issuance of up to an additional $600 million of Notes, bringing the total capacity of the Amended Supplement to $700 million. This additional asset-backed debt capacity was used to support the acquisition of vehicles used in PHH Arval’s fleet leasing operations and to retire $120 million of outstanding term notes. The parties to the Amended Supplement include Chesapeake as issuer, PHH Arval as administrator, JPMorgan Chase Bank, N.A. as administrative agent and indenture trustee, and certain other commercial paper conduit purchasers, funding agents and banks. The Amended Supplement was scheduled to expire on July 14, 2006. As discussed in Note 27, “Subsequent Events,” on March 7, 2006, the Company redeemed all of the outstanding Notes under the Amended Supplement.
      As of December 31, 2005, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.4 billion, and the Company had no unused capacity available.

Mortgage Warehouse Asset-Backed Debt
      Bishop’s Gate is a consolidated bankruptcy remote SPE that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. As of December 31, 2005, term notes, subordinated notes and commercial paper issued by Bishop’s Gate aggregated $1.0 billion. As of December 31, 2004, term notes and subordinated notes issued by Bishop’s Gate aggregated $1.3 billion. The debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet as of December 31, 2005. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated variable-rate certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transactions. The debt issued by Bishop’s Gate primarily represents floating-rate instruments and matures between January 2006 and November 2008. The weighted-average interest rate on debt issued by Bishop’s Gate as of December 31, 2005 and 2004 was 4.8% and 2.8%, respectively. See Note 27, “Subsequent Events” for a discussion of modifications made to Bishop’s Gate’s mortgage warehouse asset-backed debt arrangements after December 31, 2005.
      The Company also maintains a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary of the Company. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. On June 30, 2005, the Company amended the Mortgage Repurchase Facility by executing the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement (the “Amended Mortgage Repurchase Facility Agreement”) among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor. The Amended Mortgage Repurchase Facility Agreement increased the capacity of the Mortgage Repurchase Facility from $150 million to $500 million and eliminated certain restrictions on the eligibility of underlying mortgage loan collateral. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $274 million, included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet as of December 31, 2005, and is funded by a multi-seller conduit. As of December 31, 2005, borrowings under this floating-rate facility were $247 million and bore interest at 4.3%. There were no borrowings under this facility during the year ended December 31, 2004. The Mortgage Repurchase Facility has a one-year term that is renewable on an annual basis, subject to agreement by both parties. See Note 27, “Subsequent Events” for a discussion of modifications made to the Mortgage Repurchase Facility after December 31, 2005. Depending on anticipated mortgage loan origination volume, the Company may increase the capacity under the Mortgage Repurchase Facility subject to agreement with the lender.
      During 2005, the Mortgage Venture entered into a $350 million secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. Borrowings outstanding under this secured line of credit were $177 million as of December 31, 2005 and were collateralized by underlying mortgage loans of $241 million, included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. This floating-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 5.2% on December 31, 2005. See Note 27, “Subsequent Events” for a discussion of modifications made to the Mortgage Venture’s mortgage warehouse asset-backed debt arrangements after December 31, 2005.
      As of December 31, 2005, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.3 billion, and the Company had approximately $1.9 billion of unused capacity available.
Unsecured Debt

Term Notes
      On February 9, 2005, the Company prepaid $443 million aggregate principal amount of outstanding privately placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made to avoid any potential debt covenant compliance issues arising from the distributions made prior to the Spin-Off and the related reduction in the Company’s Stockholders’ equity. The prepayment price included an aggregate make-whole amount of $44 million. During the year ended December 31, 2005, the Company recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge was included in Spin-Off related expenses in the Consolidated Statement of Income for the year ended December 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The outstanding carrying value of term notes at December 31, 2005 consisted of $1.1 billion of publicly issued medium-term notes (the “MTNs”) issued under the Indenture, dated as of November 6, 2000 by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (as amended and supplemented, the “Indenture”) that mature between January 2007 and April 2018. The outstanding carrying value of term notes at December 31, 2004 consisted of $1.4 billion of MTNs and $453 million ($443 million principal amount) of privately placed senior notes. The effective rate of interest for the MTNs outstanding as of December 31, 2005 and 2004 was 6.8% and 6.7%, respectively. The effective rate of interest for the privately placed fixed-rate senior notes outstanding as of December 31, 2004 was 7.6%. See Note 27, “Subsequent Events” for a discussion of modifications made to the Company’s MTNs after December 31, 2005.

Commercial Paper
      The Company’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $747 million and $130 million as of December 31, 2005 and 2004, respectively. This floating-rate commercial paper matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2005 and 2004 was 4.7% and 2.7%, respectively.

Credit Facilities
      The Company was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, the Company entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. See Note 27, “Subsequent Events” for more information regarding the Amended Credit Facility. Pricing under the Credit Facility was based upon the Company’s senior unsecured long-term debt credit ratings. Borrowings under the Credit Facility would have matured in June 2007 and, as of December 31, 2005, bore interest at LIBOR plus a margin of 60 basis points (“bps”). The Credit Facility also required the Company to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if the Company’s usage exceeded 33% of the aggregate commitments under the Credit Facility. There were no borrowings outstanding under the Credit Facility as of December 31, 2005 and 2004. The Company maintains other unsecured revolving credit facilities in the ordinary course of business as displayed in “Debt Maturities” below. See Note 27, “Subsequent Events” for a discussion of modifications made to the Company’s unsecured credit facilities after December 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Maturities
      The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2005 except for the Company’s vehicle management asset-backed notes, where estimated prepayments have been used (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets):

	Asset-Backed	Unsecured	Total

	(In millions)
Within one year	$2,588	$790	$3,378
Between one and two years	861	38	899
Between two and three years	966	414	1,380
Between three and four years	183	—	183
Between four and five years	118	6	124
Thereafter	141	639	780

	$4,857	$1,887	$6,744

      As of December 31, 2005, available funding under the Company’s asset-backed debt arrangements and committed unsecured credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity

	(In millions)
Asset-Backed Funding Arrangements
Vehicle management	$3,406	$3,406	$—
Mortgage warehouse	3,304	1,451	1,853
Committed Unsecured Credit Facilities(2)	1,286	747	539

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability under the facilities due to an allocation against the facilities of $747 million which fully supports the outstanding unsecured commercial paper issued by the Company as of December 31, 2005. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured credit facilities. See Note 27, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements and committed unsecured credit facilities after December 31, 2005.
      As of December 31, 2005, the Company also had $874 million of availability for public debt issuances under a shelf registration statement. On March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current status with the SEC.
Debt Covenants
      Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Credit Facility required that the Company maintain: (i) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (ii) a ratio of debt to net worth no greater than 8:1. See Note 27, “Subsequent Events” for information regarding debt covenants in the Amended Credit Facility. The indentures pursuant to which the publicly issued medium-term notes have been issued require that the Company maintain a debt to tangible equity

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ratio of not more than 10:1. These indentures also restrict the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At December 31, 2005, the Company was in compliance with all of its financial covenants related to its debt arrangements. (See Note 27, “Subsequent Events” for further information.)

16.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans
      The Company and the Mortgage Venture sponsor separate defined contribution savings plans that provide certain eligible employees of the Company and the Mortgage Venture an opportunity to accumulate funds for retirement. Prior to the Spin-Off and the creation of the Mortgage Venture, Cendant sponsored a similar defined contribution savings plan for the Company’s employees. The Company and the Mortgage Venture match the contributions of participating employees on the basis specified by these plans. The Company’s cost for contributions to these plans for continuing operations was $16 million during each of the years ended December 31, 2005, 2004 and 2003.

Defined Benefit Pension Plan and Other Employee Benefit Plan
      Prior to the Spin-Off, Cendant sponsored a domestic non-contributory defined benefit pension plan, which covered certain eligible employees. Benefits were based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, Cendant maintained an other post employment benefits (“OPEB”) plan for retiree health and welfare for certain eligible employees.
      In conjunction with the Spin-Off, the Company is responsible only for the obligations related to its active employees under both of these plans, which were transferred to Company-sponsored plans. Cendant retained responsibility for the current and future obligations of the Company’s retirees as of January 31, 2005. Both the defined benefit pension plan and the OPEB plan are frozen plans, wherein the plans only accrue additional benefits for a very limited number of the Company’s employees. The amounts presented below for the defined benefit pension plan and the OPEB plan represent those of the entire Company.
      The measurement date for all of the Company’s benefit obligations and plan assets is December 31; however, due to the Spin-Off, these obligations and assets were also measured at January 31, 2005. The weighted-average discount rate and rate of compensation increase used to measure the defined benefit pension and OPEB plans’ benefit obligations at January 31, 2005 were 5.50% and 4.50%, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Company’s defined benefit pension and OPEB plans:

			Other Post
			Employment
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(In millions)
Change in benefit obligation:
Benefit obligation — January 1	$154	$146	$7	$9
Change due to the Spin-Off	(125)	—	(5)	—
Service cost	—	1	—	—
Interest cost	2	8	—	—
Actuarial losses (gains)	—	6	—	(2)
Benefits paid	(1)	(7)	—	—

Benefit obligation — December 31	30	154	2	7

Change in plan assets:
Fair value of plan assets — January 1	89	80	—	—
Change due to the Spin-Off	(74)	—	—	—
Actual return on plan assets	—	8	—	—
Company contributions	6	7	—	—
Benefits paid	(2)	(6)	—	—

Fair value of plan assets — December 31	19	89	—	—

Funded status	(11)	(65)	(2)	(7)
Unrecognized prior service cost	—	—	—	(1)
Unrecognized net transition obligation	—	—	—	2
Unrecognized net actuarial loss	10	55	1	1

Accrued benefit cost	$(1)	$(10)	$(1)	$(5)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(11)	$(65)	$(1)	$(5)
Accumulated other comprehensive income	10	55	—	—

Net amount recognized — December 31	$(1)	$(10)	$(1)	$(5)

Weighted-average assumptions as of December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.50%	4.50%	N/A	N/A
Additional information:
Accumulated benefit obligation — December 31	$30	$154	N/A	N/A
(Decrease) increase in minimum liability included in other comprehensive income	(45)	3	—	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The allocation, by asset category, of the fair value of plan assets of the defined benefit pension plan at December 31, 2005 and 2004 was as follows:

	December 31,

	2005	2004

Equity securities	66%	59%
Fixed income securities	34%	38%
Real estate	—	3%

	100%	100%

      At December 31, 2005, the Company’s targeted allocation, by asset category, of the fair value of plan assets of the defined benefit pension plan is 45% to 77% equity securities, 30% to 52% fixed income securities and 0% to 6% real estate. To the extent that the actual allocation of plan assets differs from the targeted allocation, the Company will consider rebalancing the assets. The Company’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.
      The net periodic benefit cost related to the defined benefit pension plan included the following components:

	Year Ended
	December 31,

	2005	2004	2003

	(In millions)
Service cost	$—	$1	$1
Interest cost	2	8	8
Expected return on plan assets	(1)	(7)	(6)
Amortization of the actuarial loss	1	3	3

Net periodic benefit cost	$2	$5	$6

      The weighted-average assumptions used to determine net periodic benefit cost were as follows:

		Expected Long-	Rate of
	Discount	Term Return	Compensation
	Rate	on Assets	Increase

For the eleven months ended December 31, 2005	5.50%	8.25%	4.50%
For the month ended January 31, 2005	5.75%	8.25%	4.50%
For the year ended December 31, 2004	6.00%	8.50%	4.50%
For the year ended December 31, 2003	6.50%	9.00%	4.50%
      The expense recorded for the OPEB plan during the years ended December 31, 2005 and 2004 was insignificant. During 2003, the Company recorded $1 million of expense related to the OPEB plan. The health care cost trend rate used to determine the postretirement benefit obligation as of December 31, 2005 was 10.0%. This rate decreases gradually to an ultimate rate of 5.0% as of December 31, 2010 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A 1% increase or decrease in assumed health care cost trend rates in each year would not have a material effect on the accumulated postretirement benefit obligation as of December 31, 2005 or the aggregate service and interest components of the net periodic postretirement benefit cost for the year then ended.
      The assumed discount rate at December 31, 2005 is based on Moody’s Aa rating for a bond portfolio with a duration similar to the duration of the liabilities in the defined benefit pension and OPEB plans at December 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company establishes its expected long-term return on assets considering various factors, which include targeted asset allocation percentages, historic returns and expected future returns. These factors are considered in the fourth quarter of the year preceding the year in which those assumptions are applied.
      As of December 31, 2005, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

		Other Post
	Pension	Employment
	Benefits	Benefits

	(In millions)
2006	$1	$—
2007	1	—
2008	1	—
2009	1	—
2010	1	—
2011 through 2015	8	1
      The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. The Company made contributions of $6 million and $7 million to the defined benefit pension plans during the years ended December 31, 2005 and 2004, respectively. The Company made a $3 million contribution to its defined benefit plan during the third quarter of 2006 and does not expect to make any further contributions in 2006.

17.	Income Taxes
      The income tax provision consisted of the following:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Current:
Federal	$50	$214	$(87)
State	6	43	(1)
Foreign	6	6	4

	62	263	(84)

Deferred:
Federal	16	(167)	239
State	11	(17)	21
Foreign	(2)	(1)	—

	25	(185)	260

Provision for income taxes	$87	$78	$176

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income from continuing operations before income taxes and minority interest consisted of the following:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Domestic operations	$147	$162	$321
Foreign operations	12	10	12

Income from continuing operations before income taxes and minority interest	$159	$172	$333

      Deferred income taxes were comprised of the following:

	December 31,

		2004
	2005	As Restated

	(In millions)
Deferred income tax assets:
Accrued liabilities, provisions for losses and deferred income	$76	$54
Federal net operating loss carryforwards and credits	3	—
State net operating loss carryforwards and credits	58	81
Purchased mortgage servicing rights	54	—
Alternative minimum tax credit carryforward	23	23
Other	6	81

Deferred income tax assets	220	239
Valuation allowance	(62)	(86)

Deferred income tax assets, net of valuation allowance	158	153

Deferred income tax liabilities:
Unamortized mortgage servicing rights	535	424
Depreciation and amortization	379	437
Other	34	29

Deferred income tax liabilities	948	890

Net deferred income tax liability	$790	$737

      The valuation allowances of $62 million and $86 million at December 31, 2005 and 2004, respectively, primarily relate to state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that it is more likely than not that the net operating loss carryforwards will be realized. The federal and state net operating loss carryforwards expire in 2023 and from 2007 to 2023, respectively.
      The Company has an alternative minimum tax credit of $23 million that is not subject to limitations. The credits were carefully evaluated, and the appropriate actions were taken by Cendant and the Company to make the credits available to the Company after the Spin-Off. The Company has determined at this time that the Company can utilize the credits in future years; therefore, no reserve or valuation allowance has been recorded.
      No provision has been made for federal deferred income taxes on approximately $39 million of accumulated and undistributed earnings of the Company’s foreign subsidiaries at December 31, 2005 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determination of the amount of unrecognized federal deferred income tax liability for unremitted earnings is not practicable.
      The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	4.6	2.1	1.0
Goodwill impairment charge	—	—	10.8
Contingency reserves	9.7	—	—
Changes in state apportionment factor	5.8	(3.3)	—
Changes in valuation allowance	(0.2)	10.4	6.0
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.1)	—	—
Other	(0.1)	1.1	0.1

	54.7%	45.3%	52.9%

      During the year ended December 31, 2005, the Company recorded a net deferred income tax charge related to the Spin-Off of $9 million representing the change in estimated deferred state income taxes and a tax contingency reserve of $15 million, both of which significantly impacted its effective tax rate for that year.
      During the year ended December 31, 2004, the Company recorded an $18 million increase in valuation allowances and a $6 million reduction of the state apportionment factor, both of which significantly impacted its effective tax rate for that year.
      During the year ended December 31, 2003, the Company recorded a non-cash goodwill impairment charge of $102 million, $96 million of which was not deductible for federal and state income tax purposes and a $20 million increase in valuation allowances, both of which significantly impacted its effective tax rate for that year.
      Significant judgment is required in determining the Company’s provision for income taxes and recording the related assets and liabilities. During the year ended December 31, 2005, the Company established an accrual in Other liabilities in the Consolidated Balance Sheet for expected tax contingencies through a charge to current tax expense in accordance with SFAS No. 5.
      In connection with the Spin-Off, the Company entered into a tax sharing agreement with Cendant, more fully described in Note 18, “Commitments and Contingencies.” For the tax periods prior to the Spin-Off, the Company will be included in Cendant’s consolidated federal and state income tax filings. For the tax periods subsequent to the Spin-Off, the Company will file its own consolidated federal and state income tax returns.

18.	Commitments and Contingencies

Tax Contingencies
      In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”). The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the Company was included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.
      Also, pursuant to the Amended Tax Sharing Agreement, the Company and Cendant have agreed to indemnify each other for certain liabilities and obligations. The Company’s indemnification obligations could be significant in certain circumstances. For example, the Company is required to indemnify Cendant for any taxes incurred by it and its affiliates as a result of any action, misrepresentation or omission by the Company or its affiliates that causes the distribution of the Company’s Common stock by Cendant or the internal reorganization transactions relating thereto to fail to qualify as tax-free. In the event that the Spin-Off or the internal reorganization transactions relating thereto do not qualify as tax-free for any reason other than the actions, misrepresentations or omissions of Cendant or the Company or its respective subsidiaries, then the Company would be responsible for 13.7% of any taxes resulting from such a determination. This percentage was based on the relative pro forma net book values of Cendant and the Company as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. The Company cannot determine whether it will have to indemnify Cendant or its affiliates for any substantial obligations in the future. The Company also has no assurance that if Cendant or any of its affiliates is required to indemnify the Company for any substantial obligations, they will be able to satisfy those obligations.
      The Company’s income tax returns for the fiscal year ended December 31, 2004 and for the period from January 1, 2005 to the effective date of the Spin-Off were filed as part of the Cendant consolidated federal return and certain Cendant consolidated state returns. The Company filed a consolidated federal return and state returns, as required, for the remainder of 2005 on which was reported only its taxable income and the taxable income of those corporations which were its subsidiaries subsequent to the Spin-Off. The Company’s income tax provision was based upon estimated taxable income and the associated estimated differences between the book and tax basis of the assets and liabilities for the fiscal years ended December 31, 2005 and 2004. Once the Company’s and Cendant’s income tax returns for the fiscal year ended December 31, 2005 are reconciled to tax asset and liability estimates, the Company’s tax assets and liabilities will be adjusted to reflect actual amounts.
      Cendant and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 1998 through 2002 and the Company, since it was a subsidiary of Cendant in those years, is included in this IRS audit of Cendant. The Company will continue to be included in this audit following the Spin-Off. Any subsequent audits of Cendant for the tax years ended December 31, 2003 through 2005 would also include the Company for tax periods ending through the date of the Spin-Off. Pursuant to the Amended Tax Sharing Agreement, Cendant is responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is responsible for adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for periods prior to the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be responsible for any adjustments to separate state and local income tax returns for periods after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.
      The June 1999 disposition of the fleet businesses by Cendant was structured as a tax-free reorganization by Cendant pursuant to the IRS guidance at the time of the transaction. Accordingly, no income tax expense was recorded on a majority of the gain from this transaction. However, pursuant to an interpretive ruling, the IRS has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). An adverse ruling by the IRS on the tax-free structure of this transaction could create a tax benefit to the Company, and the Company would be required to pay Cendant

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any tax benefits that are realized by the Company as a result of such ruling. Any cash payments that would be made for federal or state taxes in connection with an adverse ruling are not expected to be significant.

Legal Contingencies
      The Company is party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, the Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.
      In March and April 2006, several class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and directors and their affiliates) who purchased the Company’s Common stock between May 12, 2005 and March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the United States District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits.
      Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters at this time. The Company intends to vigorously defend against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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
      Conforming conventional loans serviced by the Company are securitized through Fannie Mae or Freddie Mac programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally securitized through Ginnie Mae programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.
      While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $5.1 billion as of December 31, 2005. In addition, the Company has $594 million of recourse on specific mortgage loans that have been sold as of December 31, 2005.
      As of December 31, 2005, the Company had a liability of $20 million, recorded in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Reinsurance
      Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of December 31, 2005, the Company provided such mortgage reinsurance for approximately $11.2 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to losses, which was $746 million as of December 31, 2005. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Consolidated Balance Sheet as of December 31, 2005. As of December 31, 2005, a liability of $15 million was recorded in Other liabilities in the Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments
      As of December 31, 2005, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.4 billion. Additionally, as of December 31, 2005, the Company had commitments to fund open home equity lines of credit of $2.3 billion and construction loans of $111 million.

Forward Delivery Commitments
      Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.8 billion of forward delivery commitments as of December 31, 2005 generally will be settled within 90 days of the individual commitment date.

Lease Commitments
      The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2005 were as follows:

Future
Minimum
Lease
Payments

(In millions)
2006	$23
2007	20
2008	19
2009	17
2010	17
Thereafter	130

$226

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Commitments under capital leases as of December 31, 2005 and 2004 were not significant. During the years ended December 31, 2005, 2004 and 2003, the Company incurred rental expense of $35 million, $35 million and $33 million, respectively.

Purchase Commitments
      In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments made by the Company as of December 31, 2005 were approximately $45 million. Of this aggregate amount, $12 million represented a contract for software services to be provided to the Company over the next two fiscal years. An additional $10 million included in the aggregate amount was associated with an outsource contract to provide payroll, benefits and human resources administration to the Company.

Indemnification of Cendant
      In connection with the Spin-Off, the Company entered into a separation agreement with Cendant (the “Separation Agreement”), pursuant to which, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (i) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the Spin-Off, (c) all liabilities that relate to, or arise from any performance guaranty of Avis in connection with indebtedness issued by Chesapeake, a wholly owned subsidiary of the Company, (d) any liabilities relating to the Company’s or its affiliates’ employees, and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement; (ii) any breach by the Company or its affiliates of the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement; and (iii) any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005, the information statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.
      There are no specific limitations on the maximum potential amount of future payments to be made under this indemnification, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under this indemnification, if any, as the triggering events are not subject to predictability.

Off-Balance Sheet Arrangements and Guarantees
      In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities and use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, and the Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

19.	Stock-Related Matters

Stock Split
      In connection with and in order to consummate the Spin-Off, on January 27, 2005, the Company’s Board of Directors authorized and approved a 52,684-for-one common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The effect of this stock split is detailed in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005. The effect on Common stock and Additional paid-in capital is reflected in the Consolidated Balance Sheets at December 31, 2005 and 2004. All references to the number of common shares and earnings per share amounts in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Notes to Consolidated Financial Statements reflect this stock split.

Rights Agreement
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

Common Stock Repurchases
      In connection with the Spin-Off, the Company entered into a letter agreement dated January 31, 2005 with Cendant requiring the Company to purchase shares of the Company’s Common stock held by Cendant following the Spin-Off. Pursuant to the agreement, the Company purchased a total of 117,294 shares from Cendant during the year ended December 31, 2005, for an aggregate purchase price of $3 million, or an average of $21.73 per share. The Company’s obligations related to this agreement were satisfied as of February 15, 2005.
      On September 9, 2005, the Company announced an odd lot buy back program (the “Program”) pursuant to which stockholders owning fewer than 100 shares of the Company’s Common stock could sell all their shares or purchase enough additional shares to increase their holdings to 100 shares. From September 9, 2005 to November 16, 2005, the Company was authorized to purchase up to 175,000 shares under the Program. The net number of shares repurchased under the Program was 138,905 for an aggregate purchase price of $4 million, or an average of $27.22 per share. The Program expired on November 16, 2005.
      All repurchased shares have been returned to the status of authorized and unissued shares of the Company.

Restrictions on Paying Dividends
      Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of the Company’s asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s insurance subsidiary, Atrium. The aggregate restricted net

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets of these subsidiaries totaled $1.4 billion as of December 31, 2005. These restrictions on net assets of certain subsidiaries, however, do not directly limit the Company’s ability to pay dividends from consolidated Retained earnings. As discussed in Note 15, “Debt and Borrowing Arrangements,” certain of the Company’s debt arrangements require maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit its ability to pay dividends.

20.	Accumulated Other Comprehensive (Loss) Income
      The after-tax components of Accumulated other comprehensive (loss) income were as follows:

		Unrealized	Unrealized
		(Losses)	Gains	Minimum	Accumulated
	Currency	Gains on	(Losses) on	Pension	Other
	Translation	Cash Flow	Available-for-	Liability	Comprehensive
	Adjustment	Hedges	Sale Securities	Adjustment	(Loss) Income

	(In millions)
Balance at December 31, 2002, as restated	$(1)	$(1)	$6	$(32)	$(28)
Change during 2003, as restated	13	1	(7)	—	7

Balance at December 31, 2003, as restated	12	—	(1)	(32)	(21)
Change during 2004, as restated	9	—	2	(1)	10

Balance at December 31, 2004, as restated	21	—	1	(33)	(11)
Distributions of assets and liabilities to Cendant during 2005	(7)	—	—	31	24
Other change during 2005	2	—	1	(4)	(1)

Balance at December 31, 2005	$16	$—	$2	$(6)	$12

      All components of Accumulated other comprehensive (loss) income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

21.	Stock-Based Compensation
      Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, options and restricted stock units (“RSUs”). Subsequent to the Spin-Off, certain Cendant stock-based awards previously granted to the Company’s employees were converted into options and RSUs of the Company. The conversion of the stock-based compensation was based on maintaining the intrinsic value of each employee’s previous Cendant grants through an adjustment of both the number of options or RSUs and, in the case of options, the exercise price. This computation resulted in a change in the fair value of the awards immediately prior to the conversion compared to immediately following the conversion and, accordingly, a $4 million charge was recorded during the year ended December 31, 2005, which was included in Spin-Off related expenses in the accompanying Consolidated Statement of Income.
      Subsequent to the Spin-Off, certain Company employees were awarded stock-based compensation in the form of RSUs and options to purchase shares of PHH Common stock under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The awards vest over periods ranging from four to six years, some based upon the achievement of certain performance-based criteria. Options awarded expire ten years after the grant date. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. The maximum number of shares of PHH Common stock issuable under the Plan is 7,500,000, including those Cendant awards that were converted into PHH awards in connection with the Spin-Off.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s policy is to grant options with exercise prices at then-current fair market value of the Company’s shares of Common stock. In 2005, in accordance with its policy at the time, the Company calculated fair market value for purposes of determining exercise prices for options granted by averaging the opening and closing share price for the Company’s Common stock for the day prior to the grant. As a result, all of the options granted by the Company during eleven months ended December 31, 2005 were granted at exercise prices that were less than the market price of the stock on the grant date. Subsequent to grants made during the year ended December 31, 2005, the Company has changed its policy for calculating the fair market value for purposes of determining exercise prices for options granted such that the fair market value will be the closing share price for the Company’s Common stock on the date of grant. The following table summarizes the options converted and granted under the Plan from February 1, 2005 to December 31, 2005:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Cendant options converted into PHH options at the Spin-Off	3,461,376	$18.88
Granted	941,515	21.08
Exercised	(797,964)	18.96
Forfeited	(63,548)	21.70

Outstanding at December 31, 2005	3,541,379	19.40

      Exercise prices for options outstanding as of December 31, 2005 ranged from $10.38 to $24.99. The table below summarizes information regarding outstanding and exercisable stock options as of December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Options	(in years)	Price	Options	Price

Under $17.00	39,570	6.6	$12.74	22,132	$12.95
$17.00 to $18.99	1,411,338	6.0	17.51	1,411,338	17.51
$19.00 to $21.00	1,694,690	6.5	20.49	878,766	20.22
Over $21.00	395,781	3.9	22.15	269,299	21.86

	3,541,379	6.0	19.40	2,581,535	18.85

      The weighted-average fair value at the date of grant for options granted from February 1, 2005 to December 31, 2005 was $7.84 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year Ended
December 31, 2005

Expected life (in years)	5.6
Risk-free interest rate	4.04%
Expected volatility	30.0%
Dividend yield	—
      RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. From February 1, 2005 to December 31, 2005, the Company granted 501,512 RSUs with a weighted-average grant-date fair value of $25.53.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred compensation associated with RSUs recorded in connection with the Spin-Off was $27 million and is included in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005. The deferred compensation balance was $31 million as of December 31, 2005, and is amortized to expense based upon estimates for achieving the related vesting criteria during the remaining vesting period of the RSUs. If the vesting criteria are not achieved, the underlying RSUs will not vest and the deferred compensation balance and any related expense will be reversed.

22.	Fair Value of Financial Instruments
      The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of Cash and cash equivalents, Restricted cash, Investment securities, Accounts receivable, net and Accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.
      The carrying amounts and estimated fair values of all financial instruments were as follows:

	December 31,

	2005		2004, As Restated

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Assets:
Cash and cash equivalents	$107	$107	$257	$257
Restricted cash	497	497	855	855
Mortgage loans held for sale, net	2,395	2,399	2,012	2,022
Mortgage servicing rights, net	1,909	1,909	1,606	1,606
Investment securities	41	41	46	46
Derivatives:
Derivatives related to mortgage servicing rights	73	73	79	79
Foreign exchange forwards	—	—	1	1
Commitments to fund mortgages	6	6	11	11
Interest rate and other swaps	28	28	29	29
Forward delivery commitments	4	4	2	2
Option contracts	7	7	10	10
Liabilities:
Debt	6,744	6,828	6,504	6,662
Derivatives:
Derivatives related to mortgage servicing rights	29	29	19	19
Commitments to fund mortgages	4	4	3	3
Interest rate and other swaps	50	50	35	35
Forward delivery commitments	13	13	6	6
Option contracts	7	7	8	8

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Related Party Transactions

Spin-Off from Cendant
      Prior to the Spin-Off, the Company entered into various agreements with Cendant and Cendant’s real estate services division in connection with the Spin-Off (collectively, the “Spin-Off Agreements”), including (i) the Mortgage Venture Operating Agreement and related trademark license, management services, marketing agreements, and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT, Cartus and TRG, which commenced operations in October 2005, and is consolidated within the Company’s financial statements; (ii) a strategic relationship agreement whereby Cendant’s real estate services division and the Company have agreed on non-competition, indemnification and exclusivity arrangements (the “Strategic Relationship Agreement”); (iii) the Separation Agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant; (iv) the Amended Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters; and (v) the Transition Services Agreement governing certain continuing arrangements between the Company and Cendant to provide for the transition of the Company from a wholly owned subsidiary of Cendant to an independent, publicly traded company.
      Prior to and as part of the Spin-Off, Cendant made a cash contribution to the Company of $100 million and the Company distributed assets net of liabilities of $593 million to Cendant. Such amount included the historical cost of the net assets of the Company’s former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between the Company, its former relocation and fuel card businesses and Cendant.
      On May 12, 2005, PHH Broker Partner and Realogy Venture Partner entered into an amendment to the Mortgage Venture Operating Agreement (the “Amended Mortgage Venture Operating Agreement”). Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture in the event of:

•	a Regulatory Event (defined below) continuing for six months or more; provided that the Company may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy a $1.0 million fee at the beginning of each such one-month period;

•	a change in control of PHH involving a competitor of Realogy or certain other specified parties;

•	a material breach, not cured within the requisite cure period, by the Company or its affiliates of the representations, warranties, covenants or other agreements related to the formation of the Mortgage Venture;

•	failure by the Mortgage Venture to make scheduled distributions pursuant to the Amended Mortgage Venture Operating Agreement;

•	bankruptcy or insolvency of PHH, or

•	any act or omission by PHH that causes or would reasonably be expected to cause material harm to Realogy.
      A “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture, and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Amended Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
engaged in the mortgage lending business such that PHH Mortgage or such affiliate or the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above, or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.
      In addition, beginning on February 1, 2015, Realogy Venture Partner may terminate the Amended Mortgage Venture Operating Agreement at any time by giving two years’ notice to the Company. Upon termination of the Amended Mortgage Venture Operating Agreement by Realogy Venture Partner, Realogy will have the option either to require that PHH purchase Realogy’s interest in the Mortgage Venture at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in the Mortgage Venture to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to its allocable share of the Mortgage Venture’s trailing twelve months net income multiplied by the greater of (i) the number of years remaining in the first twelve years of the term of the Mortgage Venture Operating Agreement or (ii) two years.
      The Company has the right to terminate the Amended Mortgage Venture Operating Agreement upon, among other things, a material breach by Realogy of a material provision of the Amended Mortgage Venture Operating Agreement, in which case the Company has the right to purchase Realogy’s interest in the Mortgage Venture at a price derived from an agreed-upon formula based upon fair market value (which is determined with reference to that trailing twelve months earnings before income taxes, depreciation and amortization (“EBITDA”)) for the Mortgage Venture and the average market EBITDA multiple for mortgage banking companies.
      Upon termination of the Mortgage Venture, all of the Mortgage Venture agreements will terminate automatically (excluding certain privacy, non-competition, venture-related transition provisions and other general provisions), and Realogy will be released from any restrictions under the Mortgage Venture agreements that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third-party mortgage operation.

Corporate Expenses and Dividends
      Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million, $32 million and $36 million during the years ended December 31, 2005, 2004 and 2003, respectively. In addition, at December 31, 2004, the Company had a $131 million receivable from Cendant, representing amounts paid by the Company on behalf of Cendant, net of the accumulation of corporate allocations and amounts paid by Cendant on behalf of the Company. Amounts receivable from Cendant were included in Other assets in the Consolidated Balance Sheet as of December 31, 2004. As described above, in connection with the Spin-Off, certain payables and receivables between Cendant and the Company were forgiven. Accordingly, there was no such receivable from Cendant as of December 31, 2005.
      During each of the years ended December 31, 2004 and 2003, the Company paid Cendant $140 million (or $2.66 per share after giving effect to the 52,684-for-one stock split effected January 28, 2005) of cash dividends. The Company did not pay cash dividends to Cendant during the year ended December 31, 2005. During the year ended December 31, 2004, the Company transferred a subsidiary owned by STARS to a wholly owned subsidiary of Cendant not within the Company’s ownership structure. The net assets of the subsidiary transferred were $16 million.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment Information
      The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments are reported under the heading Other.
      In the fourth quarter of 2005, the Company changed the composition of its reportable business segments by separating the business that was formerly called the Mortgage Services segment into two segments — the Mortgage Production segment and the Mortgage Servicing segment. All prior period segment information has been revised for comparability to reflect the Company’s new reportable segments presentation.
      Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest. The Mortgage Production segment profit or loss excludes Cendant’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with NRT and Cendant Mobility (now Cartus), wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and marketing agreements entered into in connection with the Spin-Off govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and TRG.

	Year Ended December 31, 2005

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)	Total

	(In millions)
Net revenues	$524	$236	$760	$1,711	$—	$2,471
Segment (loss) profit(2)	(17)	140	123	80	(43)	160
Interest income	182	120	302	11	—	313
Interest expense	146	63	209	139	—	348
Amortization of MSRs	—	433	433	—	—	433
Depreciation on operating leases	—	—	—	1,180	—	1,180
Other depreciation and amortization	17	9	26	14	—	40
Assets of continuing operations	2,640	2,555	5,195	4,716	54	9,965

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004, As Restated

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total

	(In millions)
Net revenues	$700	$119	$819	$1,578	$—	$2,397
Segment profit(2)	109	12	121	48	3	172
Interest income	158	57	215	6	—	221
Interest expense	99	46	145	105	—	250
Amortization of MSRs	—	285	285	—	—	285
Depreciation on operating leases	—	—	—	1,124	—	1,124
Other depreciation and amortization	21	11	32	12	—	44
Assets of continuing operations	2,797	2,242	5,039	4,409	170	9,618

	Year Ended December 31, 2003, As Restated

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(3)	Total

	(In millions)
Net revenues	$1,478	$(211)	$1,267	$1,369	$—	$2,636
Segment profit (loss)(2)	739	(339)	400	40	(107)	333
Interest income	218	59	277	5	—	282
Interest expense	108	38	146	89	—	235
Amortization of MSRs	—	592	592	—	—	592
Depreciation on operating leases	—	—	—	1,055	—	1,055
Other depreciation and amortization	18	9	27	10	—	37
Assets of continuing operations	3,078	2,597	5,675	4,030	361	10,066

(1)	Expenses reported under the heading Other for the year ended December 31, 2005 were primarily Spin-Off related expenses.

(2)	The following is a reconciliation of income from continuing operations before income taxes and minority interest to segment profit:

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Income from continuing operations before income taxes and minority interest	$159	$172	$333
Minority interest in loss of consolidated entities	(1)	—	—

Segment profit	$160	$172	$333

(3)	Expenses reported under the heading Other for the year ended December 31, 2003 included a goodwill impairment charge of $102 million for the Fleet Management Services segment.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s operations are substantially located in the United States.

25.	Discontinued Operations
      As described in Note 1, “Summary of Significant Accounting Policies,” prior to and in connection with the Spin-Off and subsequent to December 31, 2004, the Company underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant. The results of operations of these businesses are presented in the Consolidated Financial Statements as discontinued operations.
      Summarized statement of income data for the discontinued operations follows:

	Year Ended December 31, 2005

	Fuel Card	Relocation	Total

	(In millions)
Net revenues	$17	$31	$48

(Loss) income before income taxes	$(5)	$4	$(1)
(Benefit from) provision for income taxes	(2)	2	—

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)

	Year Ended December 31, 2004

	Fuel Card	Relocation	Total

	As Restated
	(In millions)
Net revenues	$188	$457	$645

Income before income taxes	$83	$111	$194
Provision for income taxes	32	44	76

Income from discontinued operations, net of income taxes	$51	$67	$118

	Year Ended December 31, 2003

	Fuel Card	Relocation	Total

	As Restated
	(In millions)
Net revenues	$156	$424	$580

Income before income taxes	$57	$101	$158
Provision for income taxes	21	39	60

Income from discontinued operations, net of income taxes	$36	$62	$98

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 31, 2005, all of the assets and liabilities of the Company’s discontinued operations were distributed to Cendant in conjunction with the Spin-Off (see Note 1, “Summary of Significant Accounting Policies”). The assets and liabilities of the Company’s discontinued operations at December 31, 2004, as restated, are presented below:

	Fuel Card	Relocation	Total

	(In millions)
Assets of discontinued operations:
Cash	$32	$56	$88
Restricted cash	—	11	11
Accounts receivable, net	35	54	89
Property, plant and equipment, net	37	51	88
Goodwill	273	52	325
Other assets	445	735	1,180

Total assets of discontinued operations	$822	$959	$1,781

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$212	$130	$342
Income taxes payable to Cendant	90	286	376
Debt	215	400	615
Other liabilities	6	44	50

Total liabilities of discontinued operations	$523	$860	$1,383

26.	Selected Quarterly Financial Data — (unaudited)
      Provided below is selected unaudited quarterly financial data for 2005 and 2004, restated to give effect to the adjustments described in Note 2, “Prior Period Adjustments.”

	Quarter Ended March 31, 2005

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$279	$338	$617
(Loss) income from continuing operations before income taxes and minority interest	(204)	240	36
(Loss) income from continuing operations before minority interest	(249)	262	13
Net (loss) income	(250)	262	12
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(4.73)	$4.97	$0.24
Net (loss) income	(4.75)	4.97	0.22
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(4.73)	$4.97	$0.24
Net (loss) income	(4.75)	4.97	0.22

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended June 30, 2005

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$232	$352	$584
Income from continuing operations before income taxes and minority interest	24	—	24
Income from continuing operations before minority interest	18	—	18
Net income	18	—	18
Basic earnings per share:
Income from continuing operations	$0.34	$—	$0.34
Net income	0.34	—	0.34
Diluted earnings per share:
Income from continuing operations	$0.34	$—	$0.34
Net income	0.34	—	0.34

	Quarter Ended September 30, 2005

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$292	$358	$650
Income from continuing operations before income taxes and minority interest	78	5	83
Income from continuing operations before minority interest	46	2	48
Net income	46	2	48
Basic earnings per share:
Income from continuing operations	$0.86	$0.05	$0.91
Net income	0.86	0.05	0.91
Diluted earnings per share:
Income from continuing operations	$0.85	$0.05	$0.90
Net income	0.85	0.05	0.90

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarter Ended
December 31, 2005

(In millions,
except per share
data)
Net revenues	$620
Income from continuing operations before income taxes and minority interest	16
Loss from continuing operations before minority interest	(7)
Net loss	(6)
Basic loss per share:
Loss from continuing operations	$(0.12)
Net loss	(0.12)
Diluted loss per share:
Loss from continuing operations	$(0.12)
Net loss	(0.12)

	Quarter Ended March 31, 2004

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$220	$324	$544
Income from continuing operations before income taxes and minority interest	6	20	26
Income from continuing operations before minority interest	3	12	15
Net income	23	12	35
Basic earnings per share:
Income from continuing operations	$0.06	$0.22	$0.28
Net income	0.44	0.22	0.66
Diluted earnings per share:
Income from continuing operations	$0.06	$0.21	$0.27
Net income	0.44	0.21	0.65

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended June 30, 2004

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$292	$321	$613
Income (loss) from continuing operations before income taxes and minority interest	65	(14)	51
Income (loss) from continuing operations before minority interest	38	(9)	29
Net income (loss)	72	(9)	63
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.72	$(0.16)	$0.56
Net income (loss)	1.36	(0.16)	1.20
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.71	$(0.15)	$0.56
Net income (loss)	1.34	(0.15)	1.19

	Quarter Ended September 30, 2004

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$245	$359	$604
Income from continuing operations before income taxes and minority interest	40	9	49
Income from continuing operations before minority interest	24	6	30
Net income	62	6	68
Basic earnings per share:
Income from continuing operations	$0.47	$0.10	$0.57
Net income	1.19	0.10	1.29
Diluted earnings per share:
Income from continuing operations	$0.47	$0.10	$0.57
Net income	1.18	0.10	1.28

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended December 31, 2004

	As Previously	Effect of
	Reported	Adjustments	As Restated

	(In millions, except per share data)
Net revenues	$234	$402	$636
Income from continuing operations before income taxes and minority interest	34	12	46
Income from continuing operations before minority interest	11	9	20
Net income	37	9	46
Basic earnings per share:
Income from continuing operations	$0.20	$0.18	$0.38
Net income	0.70	0.18	0.88
Diluted earnings per share:
Income from continuing operations	$0.20	$0.17	$0.37
Net income	0.70	0.17	0.87

27.	Subsequent Events
      On January 6, 2006, the Company entered into the Amended Credit Facility, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to the Company’s Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 38 bps. The Amended Credit Facility also requires the Company to pay a per annum facility fee of 12 bps and a per annum utilization fee of 10 bps if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility. In the event that the Company’s second highest credit rating is downgraded, the margin over LIBOR would become 47.5 bps for the first downgrade and 70 bps for subsequent downgrades, the facility fee would become 15 bps for the first downgrade and 17.5 bps for subsequent downgrades and the utilization fee would become 12.5 bps for the first downgrade and any subsequent downgrades. The Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1.
      On January 13, 2006, PHH Mortgage extended the expiration date for its $500 million Mortgage Repurchase Facility to January 12, 2007.
      On March 7, 2006, Chesapeake changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC, a newly formed wholly owned subsidiary, issued two series of up to $2.7 billion and $1.0 billion of variable funding notes under Series 2006-1 and Series 2006-2, respectively, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The newly issued variable funding notes are collateralized by leased vehicles and related assets that are primarily included in Net investment in fleet leases in the Company’s Consolidated Balance Sheets. The assets collateralizing the liabilities of Chesapeake Funding LLC are not available to pay the Company’s general obligations. The Series 2006-1 and Series 2006-2 notes will mature on March 6, 2007 and December 1, 2006, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current status with the SEC.
      On April 6, 2006, the Company entered into a $500 million unsecured revolving credit agreement (the “$500 Million Agreement”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Pricing, transaction terms and financial covenants, including the net worth and ratio of indebtedness to tangible net worth restrictions under the $500 Million Agreement are substantially the same as those under the Amended Credit Facility with the addition of a facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
      On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The obligations under the repurchase facility are collateralized by underlying mortgage loans. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps. In addition, the Mortgage Venture pays a liquidity fee of approximately 20 bps on the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
      Effective June 27, 2006, the Company amended the agreement governing the Mortgage Venture’s $350 million secured line of credit to reduce the capacity under this credit agreement to $200 million.
      On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from The Bank of New York, as Indenture Trustee (the “Trustee”), that certain events of default had occurred under the Base Indenture dated December 11, 1998 (the “Bishop’s Gate Indenture”) between the Trustee and Bishop’s Gate, pursuant to which Bishop’s Gate Residential Mortgage Loan Medium-Term Notes and Variable-Rate Notes, Series 1999-1, Due 2006 and Variable-Rate Notes, Series 2001-2, Due 2008 (collectively, the “Bishop’s Gate Notes”) were issued. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Trustee with the Company’s and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”).
      As of August 15, 2006, the Company received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture waiving any event of default arising as a result of the failure to provide the Trustee with the Company’s and certain other audited annual and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. This waiver is effective provided that such financial statements are delivered to the Trustee and the rating agencies on the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements are required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also executed was a related waiver of the default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements. A subsequent waiver to the Bishop’s Gate Liquidity Agreement became effective on September 30, 2006, which extended the delivery date for 2005 annual audited financial statements to November 30, 2006 and to December 29, 2006 for the quarterly unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Per the previously obtained approvals under the Supplemental Indenture to the Bishop’s Gate Indenture, the financial statement delivery requirements under the Bishop’s Gate Indenture have been extended to deadlines that are identical to the Bishop’s Gate Liquidity Agreement.
      On July 21, 2006, the Company entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. The Tender Support Facility provides $750 million of capacity solely for the repayment of the MTNs, and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was put in place in conjunction with the Company’s tender and consent offer discussed below. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bear interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps after December 14, 2006. In the event that the Company’s higher credit rating is downgraded on or before December 14, 2006, the margin over LIBOR would become 87.5 bps for the first downgrade and 125 bps for subsequent downgrades. After December 14, 2006, the margin over LIBOR would become 100 bps for the first downgrade and 150 bps for subsequent downgrades. The Tender Support Facility also requires the Company to pay an initial fee of 10 bps of the commitment and a per annum facility fee of 12 bps. In the event that the Company’s higher credit rating is downgraded on or before December 14, 2006, the per annum facility fee would become 15 bps for the first downgrade and 20 bps for subsequent downgrades. After December 14, 2006, the per annum facility fee would become 17.5 bps for the first downgrade and 22.5 bps for subsequent downgrades. In addition, the Company is subject to up to an additional 15 bps in fees against drawn amounts under the Tender Support Facility. The net worth and net ratio of indebtedness to tangible net worth restrictions under the Tender Support Facility are generally consistent with those under the Amended Credit Facility.
      On July 31, 2006, Cendant executed a spin-off of both Realogy and Wyndham Worldwide Corporation. The 49.9% ownership in the Mortgage Venture was included in the spin-off of Realogy, which owns NRT and Cartus and franchises to real estate brokerage companies under the Century 21, Coldwell Banker, ERA and Sotheby’s International Realty brands. On September 1, 2006, Cendant Corporation changed its name to Avis Budget Group, Inc.
      On September 14, 2006, the Company concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the Indenture. The Company received consents on behalf of $585 million and tenders on behalf of $416 million of the aggregate notional principal amount of the $1.081 billion of the MTNs. Borrowings of $415 million were drawn under the Company’s Tender Support Facility to fund the bulk of the tendered bonds. Upon receipt of the required consents related to the Offer, the Company entered into Supplemental Indenture No. 4 to the Indenture governing the MTNs (“Supplemental Indenture No. 4”) with the trustee on August 31, 2006, pursuant to which the deadline for the delivery of the Company’s financial statements to the trustee was extended to December 31, 2006, if necessary. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that have occurred prior to August 31, 2006 relating to the Company’s financial statements and other delivery requirements.
      On September 20, 2006, Bishop’s Gate retired $400 million of term notes and $51 million of subordinated notes in accordance with their scheduled maturity dates. Accordingly, availability under the Company’s mortgage warehouse asset-backed debt arrangements has been reduced by $451 million. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper by Bishop’s Gate.
      On September 28, 2006, the maturity date of the Mortgage Venture’s $200 million secured line of credit was extended to January 3, 2007.
      On September 29, 2006, the Company received an extension to file its Annual Report on Form 10-K for the year ended December 31, 2005 from the New York Stock Exchange. This extension allows for the continued listing of its Common stock through January 2, 2007, subject to review by the New York Stock Exchange on an ongoing basis.
      On October 30, 2006, the Company further amended the Mortgage Repurchase Facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of the Mortgage Repurchase Facility from $500 million to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. In addition, the Mortgage Repurchase Facility has been modified to conform to the revised bankruptcy remoteness rules with regard to repurchase facilities adopted by the IRS in October 2005. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements has a one-year term expiring on October 29, 2007 that is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.
      Under many of the Company’s financing, servicing, hedging and related agreements and instruments, the Company is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and other documents. The delay in completing the 2005 audited financial statements, as well as the restatement of prior period financial results created the potential for breaches under these agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. The Company obtained waivers to extend financial statement delivery and other document deadlines (the “Deadlines”) as well as waive certain other potential breaches under its Amended Credit Agreement, the $500 Million Agreement, the Bishop’s Gate Liquidity Agreement, the financing agreements for Chesapeake Funding LLC and other financing agreements. Initial waivers were obtained to extend the Deadlines to June 15, 2006, and subsequent waivers were obtained to extend the Deadlines to September 30, 2006. The Company has obtained waivers under these facilities, the Tender Support Facility and other agreements which waive certain potential breaches of covenants under those instruments and extend the Deadlines (the “Extended Deadlines”) for the delivery of its financial statements and other documents to the various lenders under those instruments. With respect to the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the Extended Deadline is December 29, 2006. An additional waiver was not needed for the extension of the delivery date for the Chesapeake Funding LLC annual servicing report as this report was provided to the lenders by the existing September 30, 2006 deadline.

28.	Going Concern
      As discussed in Note 27, “Subsequent Events,” under many of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, its “Financing Agreements”), the Company is required to deliver annual and quarterly financial statements within a specified period after the date of such financial statements. Also as discussed in Note 27, “Subsequent Events,” through negotiations with the lenders and trustees under the Financing Agreements, the Company has obtained extensions of the deadlines for delivery of annual and quarterly financial statements in the past. Most recently, the deadlines for delivery of the quarterly unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 have been extended to December 29, 2006. Due to the existence of material weaknesses in the Company’s internal control over financial reporting and delays in completing the 2005 audited financial statements, it is now uncertain whether the Company can issue its 2006 quarterly financial statements within this extended date. It is also uncertain as to whether the Company can issue its 2006 annual and 2007 quarterly financial statements within the deadlines prescribed in its Financing Agreements or by the SEC. The Company is negotiating with the lenders and trustees to the Financing Agreements to extend the existing waivers and believes such further extensions will be granted before the expiration of the current deadlines. The Company is not presently in default under any of the Financing Agreements.
      If the Company is unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due or, in the case of asset-backed debt, new borrowings may be precluded. Since repayments are required on asset-backed debt as cash inflows are received relating to the securitized assets, new borrowings are necessary for the Company to continue normal operations. Therefore, unless the Company can obtain the necessary further extensions or negotiate alternative borrowing arrangements, the uncertainty about the Company’s ability to meet its financial statement delivery requirements raises substantial doubt about the Company’s ability to continue as a going concern.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of PHH Corporation:
      We have audited the consolidated financial statements of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated November 22, 2006 (which report expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards, the restatement of the 2004 and 2003 consolidated financial statements, and the uncertainty about the Company’s ability to comply with certain of its financing agreement covenants relating to the timely filing of the Company’s financial statements which raises substantial doubt about its ability to continue as a going concern); such report is included elsewhere in this Form 10-K. We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and our report dated November 22, 2006 disclaimed an opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting because of a scope limitation and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses. Our audits also included the financial statement schedules listed in Item 15. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 22, 2006

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Net revenues from consolidated subsidiaries	$94	$118	$113

Expenses:
Salaries and related expenses	7	5	6
Interest expense	127	107	106
Interest income	(5)	(2)	—
Other operating expenses	15	16	28
Spin-Off related expenses	41	—	—

Total expenses	185	126	140

Loss from continuing operations before income taxes and equity in earnings of subsidiaries	(91)	(8)	(27)
Benefit from income taxes	35	3	11

Loss from continuing operations before equity in earnings of subsidiaries	(56)	(5)	(16)
Equity in earnings of subsidiaries	128	217	236

Net income	$72	$212	$220

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
CONDENSED BALANCE SHEETS

	December 31,

		2004
	2005	As Restated

	(In millions)
ASSETS
Cash and cash equivalents	$7	$170
Due from consolidated subsidiaries	1,095	2,237
Investment in consolidated subsidiaries	2,560	2,566
Other assets	201	224

Total assets	$3,863	$5,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,883	$1,963
Due to consolidated subsidiaries	366	1,076
Due to parent	—	47
Other liabilities	93	190

Total liabilities	2,342	3,276

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	983	829
Retained earnings	556	1,102
Accumulated other comprehensive income (loss)	12	(11)
Deferred compensation	(31)	—

Total stockholders’ equity	1,521	1,921

Total liabilities and stockholders’ equity	$3,863	$5,197

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		2004	2003
	2005	As Restated	As Restated

	(In millions)
Net cash (used in) provided by operating activities of continuing operations	$(62)	$8	$(24)

Cash flows from investing activities of continuing operations:
Dividends from consolidated subsidiaries	23	8	6
Other, net	(26)	—	(49)

Net cash (used in) provided by investing activities of continuing operations	(3)	8	(43)

Cash flows from financing activities of continuing operations:
Net cash (used in) provided by consolidated subsidiaries	(125)	307	488
Contribution from (dividend to) parent	100	(140)	(140)
Net cash used to pay other borrowings	(82)	(109)	(188)
Other, net	9	(3)	—

Net cash (used in) provided by financing activities of continuing operations	(98)	55	160

Net (decrease) increase in cash from continuing operations	(163)	71	93
Cash and cash equivalents at beginning of period	170	99	6

Cash and cash equivalents at end of period	$7	$170	$99

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Debt and Borrowing Arrangements

The following table summarizes the components of PHH Corporation’s unsecured indebtedness:

	December 31,

		2004
	2005	As Restated

	(In millions)
Term notes	$1,136	$1,833
Commercial paper	747	130

	$1,883	$1,963

Unsecured Debt

Term Notes
      On February 9, 2005, PHH Corporation prepaid $443 million aggregate principal amount of outstanding privately placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made to avoid any potential debt covenant compliance issues arising from the distributions made prior to the PHH Corporation’s spin-off from Cendant and the related reduction in PHH Corporation’s Stockholders’ equity. The prepayment price included an aggregate make-whole amount of $44 million. During the year ended December 31, 2005, PHH Corporation recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million. This charge was included in Spin-Off related expenses in the Condensed Statement of Income for the year ended December 31, 2005.
      The outstanding carrying value of term notes at December 31, 2005 consisted of $1.1 billion of publicly issued medium-term notes (the “MTNs”) issued under the Indenture, dated as of November 6, 2000 by and between PHH Corporation and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (as amended and supplemented, the “Indenture”) that mature between January 2007 and April 2018. The outstanding carrying value of term notes at December 31, 2004 consisted of $1.4 billion of MTNs and $453 million ($443 million principal amount) of privately placed senior notes. The effective rate of interest for the MTNs outstanding as of December 31, 2005 and 2004 was 6.8% and 6.7%, respectively. The effective rate of interest for the privately placed fixed-rate senior notes outstanding as of December 31, 2004 was 7.6%. See Note 3, “Subsequent Events” for a discussion of modifications made to the MTNs after December 31, 2005.

Commercial Paper
      PHH Corporation’s policy is to maintain available capacity under its committed revolving credit facility (described below) to fully support its outstanding unsecured commercial paper. PHH Corporation had unsecured commercial paper obligations of $747 million and $130 million as of December 31, 2005 and 2004, respectively. This floating-rate commercial paper matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2005 and 2004 was 4.7% and 2.7%, respectively.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Credit Facility
      PHH Corporation was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, PHH Corporation entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. See Note 3, “Subsequent Events” for more information regarding the Amended Credit Facility. Pricing under the Credit Facility was based upon PHH Corporation’s senior unsecured long-term debt credit ratings. Borrowings under the Credit Facility would have matured in June 2007 and, as of December 31, 2005, bore interest at LIBOR plus a margin of 60 basis points (“bps”). The Credit Facility also required PHH Corporation to pay a per annum facility fee of 15 bps and a per annum utilization fee of approximately 12.5 bps if PHH Corporation’s usage exceeded 33% of the aggregate commitments under the Credit Facility. There were no borrowings outstanding under the Credit Facility as of December 31, 2005 and 2004. See Note 3, “Subsequent Events” for a discussion of modifications made to the PHH Corporation’s unsecured credit facilities after December 31, 2005.
Debt Maturities
      The following table provides the contractual maturities of PHH Corporation’s indebtedness at December 31, 2005:

Unsecured
Debt

(In millions)
Within one year	$786
Between one and two years	38
Between two and three years	414
Between three and four years	—
Between four and five years	6
Thereafter	639

$1,883

      As of December 31, 2005, available funding under PHH Corporation’s committed unsecured credit facility consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity

	(In millions)
Committed unsecured credit facility(2)	$1,250	$747	$503

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Available capacity reflects a reduction in availability under the facility due to an allocation against the facility of $747 million which fully supports the outstanding unsecured commercial paper issued by PHH Corporation as of December 31, 2005. Under PHH Corporation’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured credit facility. See Note 3,

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

“Subsequent Events” for information regarding changes in PHH Corporation’s capacity under committed unsecured credit facilities after December 31, 2005.
      As of December 31, 2005, PHH Corporation also had $874 million of availability for public debt issuances under a shelf registration statement. On March 16, 2006, access to PHH Corporation’s shelf registration statement for public debt issuances was no longer available due to its non-current status with the SEC.
Debt Covenants
      Certain of PHH Corporation’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Credit Facility required that PHH Corporation maintain: (i) net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter after December 31, 2004 and (ii) a ratio of debt to net worth no greater than 8:1. See Note 3, “Subsequent Events” for information regarding debt covenants in the Amended Credit Facility. The indentures pursuant to which the publicly issued medium-term notes have been issued require that PHH Corporation maintain a debt to tangible equity ratio of not more than 10:1. These indentures also restrict PHH Corporation from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At December 31, 2005, PHH Corporation was in compliance with all of its financial covenants related to its debt arrangements. (See Note 3, “Subsequent Events” for further information.)

2.	Guarantees and Indemnifications
      PHH Corporation provides guarantees to third parties on behalf of its consolidated subsidiaries. These include guarantees of payments under derivative contracts that are used to manage interest rate risk, rent payments to landlords under operating lease agreements, payments of principal under certain borrowing arrangements and guarantees of performance under certain service arrangements.

3.	Subsequent Events
      On January 6, 2006, PHH Corporation entered into the Amended Credit Facility, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to the PHH Corporation’s Fleet Management Services subsidiary in Canada. Pricing under the Amended Credit Facility is based upon PHH Corporation’s senior unsecured long-term debt ratings. If the ratings on PHH Corporation’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 38 bps. The Amended Credit Facility also requires PHH Corporation to pay a per annum facility fee of 12 bps and a per annum utilization fee of 10 bps if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility. In the event that PHH Corporation’s second highest credit rating is downgraded, the margin over LIBOR would become 47.5 bps for the first downgrade and 70 bps for subsequent downgrades, the facility fee would become 15 bps for the first downgrade and 17.5 bps for subsequent downgrades and the utilization fee would become 12.5 bps for the first downgrade and any subsequent downgrades. The Amended Credit Facility requires that PHH Corporation maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      On March 16, 2006, access to the PHH Corporation’s shelf registration statement for public debt issuances was no longer available due to its non-current status with the SEC.
      On April 6, 2006, PHH Corporation entered into a $500 million unsecured revolving credit agreement (the “$500 Million Agreement”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Pricing, transaction terms and financial covenants, including the net worth and ratio of indebtedness to tangible net worth restrictions under the $500 Million Agreement are substantially the same as those under the Amended Credit Facility with the addition of a facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
      On July 21, 2006, PHH Corporation entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. The Tender Support Facility provides $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with PHH Corporation’s tender and consent offer discussed below. Pricing under the Tender Support Facility is based upon PHH Corporation’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bear interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps after December 14, 2006. In the event that PHH Corporation’s higher credit rating is downgraded on or before December 14, 2006, the margin over LIBOR would become 87.5 bps for the first downgrade and 125 bps for subsequent downgrades. After December 14, 2006, the margin over LIBOR would become 100 bps for the first downgrade and 150 bps for subsequent downgrades. The Tender Support Facility also requires PHH Corporation to pay an initial fee of 10 bps of the commitment and a per annum facility fee of 12 bps. In the event that the Company’s higher credit rating is downgraded on or before December 14, 2006, the per annum facility fee would become 15 bps for the first downgrade and 20 bps for subsequent downgrades. After December 14, 2006, the per annum facility fee would become 17.5 bps for the first downgrade and 22.5 bps for subsequent downgrades. In addition, PHH Corporation is subject to up to an additional 15 bps in fees against drawn amounts under the Tender Support Facility. The net worth and net ratio of indebtedness to tangible net worth restrictions under the Tender Support Facility are generally consistent with those under the Amended Credit Facility.
      On September 14, 2006, PHH Corporation concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the Indenture. PHH Corporation received consents on behalf of $585 million and tenders on behalf of $416 million of the aggregate notional principal amount of the $1.081 billion of the MTNs. Borrowings of $415 million were drawn under PHH Corporation’s $750 million Tender Support Facility to fund the bulk of the tendered bonds. Upon receipt of the required consents related to the Offer, PHH Corporation entered into Supplemental Indenture No. 4 to the Indenture governing the MTNs (“Supplemental Indenture No. 4”) with the trustee on August 31, 2006, pursuant to which the deadline for the delivery of PHH Corporation’s financial statements to the trustee was extended to December 31, 2006, if necessary. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that have occurred prior to August 31, 2006 relating to PHH Corporation’s financial statements and other delivery requirements.
      On September 29, 2006, PHH Corporation received an extension to file its Annual Report on Form 10-K for the year ended December 31, 2005 from the New York Stock Exchange. This extension allows for the continued listing of its Common stock through January 2, 2007, subject to review by the New York Stock Exchange on an ongoing basis.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
      Under many of PHH Corporation’s financing, servicing, hedging and related agreements and instruments, it is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and other documents. The delay in completing the 2005 audited financial statements, as well as the restatement of prior period financial results created the potential for breaches under these agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. PHH Corporation obtained waivers to extend financial statement delivery and other document deadlines (the “Deadlines”) as well as waive certain other potential breaches under its Amended Credit Agreement, the $500 Million Agreement and other financing agreements. Initial waivers were obtained to extend the Deadlines to June 15, 2006, and subsequent waivers were obtained to extend the Deadlines to September 30, 2006. PHH Corporation has obtained waivers under these facilities, the Tender Support Facility and other agreements which waive certain potential breaches of covenants under those instruments and extend the Deadlines (the “Extended Deadlines”) for the delivery of its financial statements and other documents to the various lenders under those instruments. With respect to the PHH Corporation’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the Extended Deadline is December 29, 2006.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PHH CORPORATION AND SUBSIDIARIES

		Additions

	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

	(In millions)
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	$86	$1	$—	$(25	)(1)	$62
Year Ended December 31, 2004:
Deferred tax asset valuation allowance	88	18	—	(20	)(2)	86
Year Ended December 31, 2003:
Deferred tax asset valuation allowance	68	20	—	—		88

(1)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating losses with corresponding reductions in valuation allowances.

(2)	Expired net operating losses and changes in the state tax apportionment factor resulted in corresponding reductions in valuation allowances during the year ended December 31, 2004.
PHH CORPORATION

		Additions

	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

	(In millions)
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	$9	$—	$5	(3)	$(8	)(1)	$6
Year Ended December 31, 2004:
Deferred tax asset valuation allowance	11	1	—		(3	)(2)	9
Year Ended December 31, 2003:
Deferred tax asset valuation allowance	10	1	—		—		11

(1)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating losses with corresponding reductions in valuation allowances.

(2)	Expired net operating losses and changes in the state tax apportionment factor resulted in corresponding reductions in valuation allowances during the year ended December 31, 2004.

(3)	Intercompany transfer resulting from corporate restructuring in connection with the spin-off from Cendant Corporation during the year ended December 31, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, management concluded that our disclosure controls and procedures were not effective for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, and management further expects that our disclosure controls and procedures will not be effective for the year ending December 31, 2006.
      Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, where necessary, so that our consolidated financial statements for all accounting periods beginning with the year ended December 31, 2001 and through the year ended December 31, 2005, including quarterly periods, and the Selected Financial Data for all accounting periods, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures included, among other things, evaluating the accounting treatment relating to our spin-off from Cendant Corporation (the “Spin-Off”) and certain other matters; validating data to independent source documentation and reassessing original judgments we made about various accounting treatments; reviewing our existing contracts to determine proper financial reporting; performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts; and performing additional procedures in other areas requiring restatement adjustments.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
      Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management utilized substantial internal resources and engaged outside consultants to assist in various aspects of its assessment and compliance efforts. Based on the material weaknesses identified below, management concluded that our internal control over financial reporting was not effective as of December 31, 2005. A “material weakness” is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      In conducting its assessment, management was unable to complete its review and testing of certain controls for information technology systems operated by a third party and provided in support of our financial reporting, general ledger, accounts payable, accounts receivable, customer billing, and human resource and payroll system processes (the “Outsourced IT Services”). Pursuant to our transition services agreement, dated January 31, 2005 with Cendant Corporation (now known as Avis Budget Group, Inc., but referred to herein as “Cendant”), Cendant provided certain information technology services to us following the Spin-Off, including maintaining the software, databases and servers for the Outsourced IT Services. See also “Item 1. Business — Arrangements with Cendant — Transition Services Agreement” for additional information. The servers were housed in a data center operated by a third party with whom we did not have a separate contractual arrangement. In addition, we did not complete all necessary testing of our internal controls over the human resource and payroll processes (the “HR Processes”) in 2005 prior to a material change in our control environment resulting from the transition of the HR Processes from Cendant to a third-party payroll processing provider, effective January 1, 2006, and were unable to recreate this control environment following the transition. Because we were unable to complete our review and testing of all the internal controls surrounding the Outsourced IT Services and HR Processes, there can be no assurance that there were not additional material weaknesses relating to the Outsourced IT Services and HR Processes.
      In connection with management’s assessment of our internal control over financial reporting, we identified five material weaknesses in our internal control over financial reporting as of December 31, 2005:
      I. We did not have adequate controls in place to establish and maintain an effective control environment. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:

•	Our senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

•	We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting obligations.

•	We did not maintain sufficient, formalized and consistent finance and accounting policies nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

•	We did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication to provide reasonable assurance that we were in compliance with existing policies and procedures.

•	We did not establish and maintain a sufficient internal audit function and did not complete an adequate fraud risk assessment to determine the appropriate internal audit scope.
      The material weakness in our control environment increases the likelihood of material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected and contributed to the existence of the material weaknesses discussed in the items below.

      II. We did not maintain effective controls, including monitoring, to provide reasonable assurance that our financial closing and reporting process was timely and accurate. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:

•	We did not maintain sufficient, formalized written policies and procedures governing the financial closing and reporting process.

•	We did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in our consolidated financial statements. In addition, we did not maintain effective controls over the reporting of information to management to provide reasonable assurance that the preparation of our consolidated financial statements and disclosures were complete and accurate.

•	We did not maintain effective controls over the recording of journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

•	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed supporting documentation and that reconciliations of accounts were properly performed, reviewed and approved.
      III. We did not maintain effective controls, including policies and procedures, over accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Specifically, we identified the following deficiencies in the process of accounting for derivative instruments that in the aggregate constituted a material weakness:

•	In our transition to an independent, publicly traded company, we did not implement effective policies and procedures to transition the responsibilities related to ongoing monitoring of debt-related derivative transactions and the application of appropriate accounting for debt-related derivative transactions to our corporate treasury and accounting functions.

•	We did not establish and maintain sufficient policies and procedures relating to the application of the proper accounting treatment for derivative financial instruments and we did not maintain sufficient documentation to meet the criteria for hedge accounting treatment under SFAS No. 133.

•	We did not monitor and maintain adequate documentation relating to compliance with existing policies and procedures to provide reasonable assurance of the proper accounting treatment for derivatives.
      IV. We did not maintain effective controls, including policies and procedures, over accounting for contracts. Specifically, we did not have sufficient policies and procedures to provide reasonable assurance that contracts were reviewed by the accounting department to evaluate and document the appropriate application of GAAP which resulted in a material weakness related to contract administration.
      V. We did not design and maintain effective controls over accounting for income taxes. Specifically, we identified the following deficiencies in the process of accounting for income taxes that in the aggregate constituted a material weakness:

•	We did not maintain effective policies and procedures to provide reasonable assurance that management oversight and review procedures were adequately performed for the proper reporting of income taxes in our consolidated financial statements.

•	We did not maintain effective controls over the calculation, recording and reconciliation of federal and state income taxes to provide reasonable assurance of the appropriate accounting treatment in our consolidated financial statements.
      Because of the five material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the Internal Control — Integrated Framework issued by COSO.
      The material weaknesses identified above contributed to the occurrence of certain errors identified in our consolidated financial statements for prior periods. As a result, we are restating our consolidated financial statements and related disclosures for the years ended December 31, 2004 and 2003. Certain restatement adjustments affecting our audited annual financial statements for periods prior to December 31, 2003 have also been reflected in the Selected Financial Data in this Form 10-K. Certain restatement adjustments also affected our unaudited quarterly financial statements for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 previously filed on Form 10-Q. See Note 2, “Prior Period Adjustments” to the Consolidated Financial Statements included in this Form 10-K for additional information regarding the restatement of our consolidated financial statements. These material weaknesses could result in additional material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.
      As a result of management’s incomplete assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, Deloitte & Touche LLP, our independent registered public accounting firm, was unable to perform auditing procedures necessary to form an opinion on management’s assessment and did not express an opinion on management’s assessment and expressed an adverse opinion on the effectiveness of internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report which is included in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
changes in internal control over financial reporting
      There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
      We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. It is management’s goal to remediate as many material weaknesses as feasible in 2006, but we expect that we will need to continue our remediation efforts into 2007. The following paragraphs describe the ongoing changes to our internal control over financial reporting subsequent to December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We significantly strengthened our executive management ranks during 2006, including the appointment of a new Chief Financial Officer. During 2006, we also committed substantial resources to enhance our finance, accounting and tax departments. We have engaged outside consultants and hired additional professionals in our finance and accounting staff in order to address the delay in the preparation of our financial statements. We continue to seek experienced personnel to augment our finance, accounting and tax departments. In addition, we will implement training programs for our finance and accounting staff during the remainder of 2006 and in 2007.

•	During 2006, management formed a SOX steering committee to oversee the remainder of our 2005 SOX assessment and implement and oversee our 2006 SOX assessment process. The committee meets regularly to review significant findings and resolve issues and has retained one big four accounting firm to serve as our internal audit co-source provider for 2006 and another to serve as our SOX advisor. Our SOX steering committee reports its progress and summary results to the Audit Committee on a periodic basis. In the third quarter of 2006, we initiated periodic communications from senior management regarding the importance of adherence to internal controls and company policies and will be implementing internal control training programs for employees.

•	We recently began to revise our existing policies and procedures and implement additional policies and procedures as necessary. This process will continue through the remainder of 2006 and into 2007. Management has also begun designing controls to provide reasonable assurance that we comply with these enhanced policies and procedures in key areas, including accounting for income taxes, contracts and derivatives.

•	During the third quarter of 2006, we expanded our Disclosure Committee and introduced a management confirmation process requiring individual control owners to verify the results of management’s SOX assessment on a quarterly basis, in support of our management representation process.

•	As it relates to the HR processes, during the first quarter of 2006 we changed our third-party payroll processing provider and continue to enhance the implementation of monitoring controls over the functions performed by this third-party provider.

•	As it relates to the Outsourced IT Services, we migrated our consolidation and reporting application to an in-house server in the first quarter of 2006. For those critical applications that remain under the management of the Outsourced IT Services provider, we expect to obtain access to enable us to adequately review and test the controls surrounding the Outsourced IT Services in 2006.
      Our continuing remediation efforts noted above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. We expect that our internal control over financial reporting will not be effective as of March 31, 2006, June 30, 2006, September 30, 2006 or December 31, 2006.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Executive Officers
      Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Terence W. Edwards	51	President and Chief Executive Officer President and Chief Executive Officer — PHH Mortgage Corporation (“PHH Mortgage”)
Clair M. Raubenstine	65	Executive Vice President and Chief Financial Officer
George J. Kilroy	58	President and Chief Executive Officer — PHH Vehicle Management Services Group LLC (“PHH Arval”)
Mark R. Danahy	47	Senior Vice President and Chief Financial Officer — PHH Mortgage
William F. Brown	49	Senior Vice President, General Counsel and Corporate Secretary Senior Vice President, General Counsel and Secretary — PHH Mortgage
Mark E. Johnson	46	Vice President and Treasurer
Michael D. Orner	39	Vice President and Controller
      Terence W. Edwards serves as our President and Chief Executive Officer, a position he has held since February 2005 and President and Chief Executive Officer of PHH Mortgage, a position he has held since August 2005. Prior to our spin-off from Cendant in the first quarter of 2005 (the “Spin-Off”), Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now PHH Mortgage) since February 1996, and as such, was responsible for overseeing its entire mortgage banking operations. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer of PHH Corporation (“PHH”) and was responsible for PHH’s investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined PHH in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.
      Clair M. Raubenstine serves as our Executive Vice President and Chief Financial Officer, a position he has held since February 2006. From October 1998 through June 2002, Mr. Raubenstine served as a national independence consulting partner with PricewaterhouseCoopers, LLP (“PricewaterhouseCoopers”). He also previously served as an Accounting, Auditing and Securities and Exchange Commission (“SEC”) consulting partner and as an assurance and business advisory services partner to various public and private companies. Mr. Raubenstine’s career at PricewaterhouseCoopers spanned 39 years until his retirement in June 2002. From July 2002 through February 2006, Mr. Raubenstine provided accounting and financial advisory services to various charitable and educational organizations.
      George J. Kilroy serves as President and Chief Executive Officer of PHH Arval, a position that he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s U.S. operations. Mr. Kilroy joined PHH in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.
      Mark R. Danahy serves as Senior Vice President and Chief Financial Officer of PHH Mortgage, a position he has held since April 2001. Mr. Danahy is responsible for directing the mortgage accounting and financial planning teams, which include financial reporting, asset valuation and capital markets accounting, planning and forecasting. Mr. Danahy joined Cendant Mortgage in December 2000 as Controller. From 1999 to 2000, Mr. Danahy served as Senior Vice President, Capital Market Operations for GE Capital Market Services, Inc.
      William F. Brown serves as our Senior Vice President, General Counsel and Corporate Secretary, a position he has held since February 2005 and Senior Vice President, General Counsel and Secretary of PHH Mortgage. Mr. Brown has served as Senior Vice President and General Counsel of Cendant Mortgage since June 1999 and oversees its legal, contract, licensing and regulatory compliance functions. From June 1997 to June 1999, Mr. Brown served as Vice President and General Counsel of Cendant Mortgage. From January 1995 to June 1997, Mr. Brown served as Counsel in the PHH Corporate Legal Department.
      Mark E. Johnson serves as our Vice President and Treasurer, a position he has held since February 2005. Prior to the Spin-Off, Mr. Johnson served as Vice President, Secondary Marketing of Cendant Mortgage since May 2003 and was responsible for various funding initiatives and financial management of certain subsidiary operations. From May 1997 to May 2003, Mr. Johnson served as Assistant Treasurer of Cendant Corporation, where he had a range of responsibilities, including banking and rating agency relations and management of unsecured funding and securitization.
      Michael D. Orner serves as our Vice President and Controller, a position he has held since March 2005. Prior to joining us in March 2005, Mr. Orner was employed by Millennium Chemicals, Inc. as Corporate Controller from January 2003 through March 2005 and Director of Accounting and Financial Reporting from December 1999 through December 2002. Prior to joining Millennium Chemicals, Inc., Mr. Orner served as a Senior Manager, Audit and Business Advisory Services for PricewaterhouseCoopers, where he was employed from September 1989 through November 1999.
Board of Directors
      Our Board of Directors currently consists of seven members. Our charter divides our Board of Directors into three classes of Directors having staggered terms, with one class being elected each year for a new three-year term and until their successors are elected and qualified. Class I Directors have an initial term expiring at the annual meeting of our stockholders for 2006, Class II Directors have an initial term expiring at the annual meeting of our stockholders for 2007, and Class III Directors have an initial term expiring at the annual meeting of our stockholders for 2008. The following table sets forth certain information with respect to the members of our Board of Directors:

			Term Expires
			at Annual
			Meeting Held
Name	Age	Position(s)	for the Year

A.B. Krongard	70	Non-Executive Chairman of the Board of Directors	2006
Terence W. Edwards	51	Director; President and Chief Executive Officer; President and Chief Executive Officer — PHH Mortgage	2006
George J. Kilroy	58	Director; President and Chief Executive Officer — PHH Arval	2007
James W. Brinkley	69	Director	2008
Ann D. Logan	52	Director	2007
Jonathan D. Mariner	52	Director	2008
Francis J. Van Kirk	57	Director	2006
      A.B. Krongard was elected Non-Executive Chairman of the Board of Directors effective upon the Spin-Off. Since December 2004, Mr. Krongard has been pursuing personal interests. From March 2001 until December 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From February 1998 until March 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Mr. Krongard previously worked in various capacities at Alex. Brown, Incorporated (“Alex. Brown”). In 1991, Mr. Krongard was elected as Chief Executive Officer of Alex. Brown and assumed the additional duties of Chairman of the Board of Alex. Brown in 1994. Upon the merger of Alex. Brown with Bankers Trust Corporation in September 1997, Mr. Krongard became Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency. Since July 2005, Mr. Krongard has served as a member of the Board of Directors of Under Armour, Inc. and is the Chairman of its Audit Committee. Under Armour, Inc. files reports pursuant to the Exchange Act.
      James W. Brinkley was elected as a Director effective upon the Spin-Off. In December 2005, Mr. Brinkley became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup Inc.’s acquisition of Legg Mason Wood Walker, Incorporated (“LMWW”). Mr. Brinkley served as a Director of Legg Mason, Inc., a holding company that, through its subsidiaries, provides financial services to individuals, institutions, corporations, governments and government agencies since its formation in 1981. Mr. Brinkley has served as a Senior Executive Vice President of Legg Mason, Inc. since December 1983. Mr. Brinkley became Chairman of LMWW, Legg Mason Inc.’s principal brokerage subsidiary, in February 2004. Mr. Brinkley previously served as LMWW’s Vice Chairman and Chief Executive Officer from July 2003 through February 2004, as its President from 1985 until July 2003 and as its Chief Operating Officer from February 1998 until July 2003.
      Ann D. Logan was elected as a Director effective upon the Spin-Off. Since July 2000, Ms. Logan has worked with various non-profit organizations and is currently Chair of the Annual Fund at Bryn Mawr College and a member of that college’s campaign steering committee. Ms. Logan was an Executive Vice President at the Federal National Mortgage Association (“Fannie Mae”) from January 1993 to July 2000. Ms. Logan ran the single-family mortgage business at Fannie Mae from 1998 to 2000 and was the Chief Credit Officer from 1993 to 1998. From 1989 to 1993, Ms. Logan was a Senior Vice President in charge of Fannie Mae’s Northeast Regional Office in Philadelphia. Prior to joining Fannie Mae, Ms. Logan was Assistant Vice President at Standard & Poor’s Corporation in New York. From 1976 to 1980, Ms. Logan worked for the U.S. Senate Judiciary Committee and served as the Committee Staff Director in 1980.
      Jonathan D. Mariner was elected as a Director effective upon the Spin-Off. Mr. Mariner has been the Executive Vice President and Chief Financial Officer of Major League Baseball since January 2004. From March 2002 to January 2004, Mr. Mariner served as the Senior Vice President and Chief Financial Officer of Major

League Baseball. From December 2000 to March 2002, Mr. Mariner served as the Chief Operating Officer of Charter Schools U.S.A., a charter school development and management company. Mr. Mariner was the Executive Vice President and Chief Financial Officer of the Florida Marlins Baseball Club from February 1992 to December 2000. Mr. Mariner served on the Board of Directors of BankAtlantic Bancorp, Inc. through May 2006 and currently serves on the Board of Directors of Steiner Leisure, Limited, both of which file reports pursuant to the Exchange Act.
      Francis J. Van Kirk was elected as a Director effective July 1, 2005. Since November 2005, Mr. Van Kirk has been a partner with Heidrick & Struggles, an international executive search and leadership consulting services company. Prior to joining Heidrick & Struggles, Mr. Van Kirk served as the Managing Partner of PricewaterhouseCoopers’ Philadelphia office from 1996 through June 2005. In this role, Mr. Van Kirk oversaw the integration and coordination of PricewaterhouseCoopers’ lines of service and industry groups to ensure seamless service to its clients. Mr. Van Kirk began his career with PricewaterhouseCoopers in 1971 as a Staff Auditor and was employed in positions of increasing responsibility during his 34-year career with that firm.
Independence of the Board of Directors
      Under the rules of the New York Stock Exchange (“NYSE”), our Board of Directors is required to affirmatively determine which Directors are independent and to disclose such determination in this Annual Report on Form 10-K (“Form 10-K”) and in the proxy statement for each annual meeting of stockholders going forward. On March 9, 2006 and October 23, 2006, our Board of Directors reviewed each Director’s relationships with us in conjunction with our previously adopted Independence Standards for Directors (the “Independence Standards”) and Section 303A of the NYSE’s Listed Company Manual (“NYSE Listing Standards”). A copy of our Independence Standards is attached to this Form 10-K as Exhibit 99.1 and is available on our corporate website at www.phh.com under the heading “Investor Relations — Corporate Governance.” A copy of our Independence Standards is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). At those meetings, the Board affirmatively determined that all non-employee Directors, Messrs. Brinkley, Krongard, Mariner and Van Kirk and Ms. Logan, meet the categorical standards under the Independence Standards and are independent directors under the NYSE Listing Standards. In March 2005, Mr. Krongard, our Non-Executive Chairman, became a member of the global Board of DLA Piper, our principal outside law firm. Based on the nature of this position, our Board specifically considered Mr. Krongard’s relationship with DLA Piper and determined that it was not a material relationship for the purposes of determining his independence. In addition, Mr. Brinkley, one of our Directors, serves as Vice Chairman of Smith Barney, which was acquired by the Global Wealth Management segment of Citigroup Inc. in November 2005. We have certain relationships with the Corporate and Investment Banking segment of Citigroup, including financial services, commercial banking and other transactions. Based on the nature of his position, our Board specifically considered Mr. Brinkley’s relationship with Citigroup and determined that it was not a material relationship for the purposes of determining his independence. Our Board also determined that Messrs. Edwards and Kilroy, who serve as executive officers, are not independent directors. Accordingly, more than two-thirds of the members of our Board of Directors are independent as required by our Corporate Governance Guidelines.
Non-Executive Chairman
      Mr. Krongard serves as our Non-Executive Chairman. The Non-Executive Chairman is not an officer of PHH and leads all meetings of our Board of Directors at which he is present. The Non-Executive Chairman serves on appropriate committees as requested by the Board of Directors, sets meeting schedules and agendas and manages information flow to the Board of Directors to assure appropriate understanding of, and discussion regarding matters of interest or concern to the Board of Directors. The Non-Executive Chairman also has such additional powers and performs such additional duties consistent with organizing and leading the actions of the Board of Directors as the Board of Directors may from time to time prescribe.

Committees of the Board
      The Board of Directors has a standing Audit Committee, Compensation Committee and Corporate Governance Committee consisting of Directors who have been affirmatively determined to be “independent” as defined in the NYSE Listing Standards. Each of these Committees operates pursuant to a written charter approved by the Board of Directors and available on our corporate website at www.phh.com under the heading “Investor Relations — Corporate Governance.” A copy of each Committee charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). In addition, the Board of Directors has a standing Executive Committee which may take certain actions on behalf of the Board of Directors when the Board is not in session.

Audit Committee
      The Audit Committee assists our Board of Directors in the oversight of the integrity of our financial statements, our independent registered public accountants’ qualifications and independence, the performance of our independent registered public accountants and our internal audit function and our compliance with legal and regulatory requirements. The Committee also oversees our corporate accounting and reporting practices by meeting with our financial management and independent registered public accountants to review our financial statements, quarterly earnings releases and financial data; appointing and pre-approving all services provided by the independent registered public accountants that will audit our financial statements; reviewing the selection of the internal auditors that provide internal audit services; reviewing the scope, procedures and results of our audits; and evaluating our key financial and accounting personnel. The Audit Committee is comprised of Messrs. Van Kirk (Chairman) and Mariner and Ms. Logan. Mr. Krongard served as Chairman of the Committee from the Spin-Off until June 30, 2005 prior to Mr. Van Kirk’s election to the Board of Directors and to the Audit Committee, which was effective July 1, 2005. Each member of the Audit Committee is required to have the ability to read and understand fundamental financial statements. The Audit Committee is also required to have at least one member that qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Our Board of Directors has determined that Messrs. Mariner and Van Kirk qualify as audit committee financial experts and are non-employee, independent directors. During 2005, the Audit Committee met twelve times. During 2006, the Audit Committee met twenty-four times through November 17, 2006.

Compensation Committee
      The Compensation Committee determines, approves and reports to our Board of Directors on all elements of compensation for our Chief Executive Officer and senior management; reviews and approves our compensation strategy, including the elements of total compensation for senior management; reviews and approves the annual bonus and long-term bonus incentive plans; and reviews and recommends equity awards for our employees. The Compensation Committee also assists us in developing compensation and benefit strategies to attract, develop and retain qualified employees. The Compensation Committee is comprised of Messrs. Brinkley (Chairman) and Krongard and Ms. Logan. During 2005, the Compensation Committee met six times and acted by unanimous written consent on three occasions.

Corporate Governance Committee
      The Corporate Governance Committee’s responsibilities with respect to its governance function include considering matters of corporate governance and reviewing and revising our Board of Directors’ Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors and our Code of Conduct for Employees and Officers. The Corporate Governance Committee identifies, evaluates and recommends nominees for our Board of Directors for each annual meeting (see “Nomination Process and Qualifications for Director Nominees” below); evaluates the composition, organization and governance of our Board of Directors and its committees; and develops and recommends corporate governance principles and policies applicable to us. The Committee is comprised of Messrs. Krongard (Chairman), Brinkley and Mariner. During 2005, the Corporate Governance Committee met one time.

Executive Committee
      The Executive Committee may exercise all of the powers of our Board of Directors when the Board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee has no power to alter, amend or repeal our by-laws or any resolution or resolutions of the Board of Directors, declare any dividend or make any other distribution to our stockholders, appoint any member of the Executive Committee or take any other action which legally may be taken only by the full Board of Directors. The Executive Committee is comprised of Messrs. Krongard (Chairman), Edwards and Kilroy. During 2005, the Executive Committee did not meet.
Board Meetings
      During 2005, our Board of Directors held five meetings and acted by unanimous written consent on three occasions. In addition, the Committees of the Board of Directors held an aggregate of nineteen meetings and acted by unanimous written consent on three occasions in that period. In 2005, all incumbent Directors attended at least 89% of the aggregate number of meetings of the Board of Directors and Committees of the Board of Directors on which they served. All Directors are required to attend each regularly scheduled Board of Directors meeting as well as each annual meeting of our stockholders (subject to certain limited exceptions).
Director Compensation
      The following table sets forth the compensation that will be paid to our non-employee Directors:

Compensation(1)

Annual Non-Executive Chairman of the Board Retainer	$170,000
Annual Non-Executive Board Member Retainer	120,000
New Director Equity Grant	60,000
Audit Committee Chair Stipend	20,000
Audit Committee Member Stipend	12,000
Compensation Committee Chair Stipend	15,000
Compensation Committee Member Stipend	10,000
Corporate Governance Committee Chair Stipend	9,000
Corporate Governance Committee Member Stipend	7,000

(1)	Members of our Board of Directors who are also our officers or employees do not receive compensation for serving as a Director (other than travel-related expenses for meetings held outside of our headquarters). The non-employee Director retainers and stipends described above are paid in arrears on a quarterly basis, half in cash and half in shares of PHH common stock (“Common Stock”), which are restricted stock units required to be deferred under our Non-Employee Directors Deferred Compensation Plan (such deferred Common Stock is referred to as “Director RSUs”). These Director RSUs are immediately vested and are paid in shares of our Common Stock one year after the Director is no longer a member of the Board of Directors. A non-employee Director may also elect to receive all or a portion of the cash retainer, stipends or any other compensation for service as a non-employee Director in the form of additional Director RSUs. These Director RSUs are also immediately vested and are paid in shares of our Common Stock 200 days after the Director is no longer a member of the Board of Directors. The number of shares of Common Stock to be received pursuant to the Director RSU portion of the retainer or any other compensation the non-employee Director elects to receive in the form of Director RSUs equals the value of the compensation being paid in the form of restricted stock units, divided by the fair market value of our Common Stock on the date on which the compensation would otherwise have been paid. The Director RSUs and the shares of Common Stock to be received pursuant to those Director RSUs are issued under our 2005 Equity and Incentive Plan. Non-employee Directors may not sell or receive value from any Director RSU prior to the receipt of the Common Stock following termination of service. Following the announcement in the delay in the filing of our Form 10-K, the Board of Directors determined that the award of Director RSUs to be granted to Directors be postponed until we are a current filer with the SEC.

Corporate Governance

Executive Sessions of Non-Management Directors
      Executive sessions of non-management Directors without management present are held regularly by the Board of Directors and its Committees to discuss the criteria upon which the performance of the Chief Executive Officer and other senior executives is based, the performance of the Chief Executive Officer against such criteria, the compensation of the Chief Executive Officer and other senior executives and any other relevant matters. In 2005, the non-management Directors met in executive session without management two times.

Presiding Director of Executive Sessions
      Our Board of Directors has also designated Mr. Krongard, our Non-Executive Chairman and Chairman of the Corporate Governance Committee, as the presiding Director of executive sessions of the non-management Directors of the Board of Directors.

Corporate Governance Guidelines
      The Board of Directors has adopted Corporate Governance Guidelines to assist the Board of Directors in monitoring the effectiveness of decision-making, both at the Board of Directors and management levels, to enhance long-term stockholder value. The Corporate Governance Guidelines outline the responsibilities of the Board of Directors; composition of the Board of Directors, including the requirement that two-thirds of the Directors are independent as defined by the NYSE Listing Standards; Director duties, tenure, retirement and succession; conduct of Board of Directors and Committee meetings; and the selection and evaluation of the Chief Executive Officer. Our Corporate Governance Guidelines are available on our corporate website at www.phh.com under the heading “Investor Relations — Corporate Governance.” A copy of our Corporate Governance Guidelines is available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

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

•	guidelines for Directors with respect to what constitutes a conflict of interest between a Director’s private interests and interests of PHH;

•	a set of standards that must be followed whenever we contemplate a business relationship between us and a Director;

•	restrictions on competition between our Directors and PHH and the use of our confidential information by Directors for their personal benefit; and

•	disciplinary measures for violations of the Directors Code and any other applicable rules and regulations.
      The Directors Code is available on our corporate website at www.phh.com under the heading “Investor Relations — Corporate Governance.” We will post any amendments to the Directors Code, or waivers of the provisions thereof, to our website under the heading “Investor Relations — Corporate Governance.” A copy of the Directors Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

Code of Conduct for Employees and Officers
      Our Board of Directors has also adopted a Code of Conduct for Employees and Officers (the “Employees and Officers Code”) that is applicable to all of our officers and employees, including our chief executive officer, chief financial officer and chief accounting officer. The Employees and Officers Code provides, among other things:

•	guidelines for our officers and employees with respect to ethical handling of conflicts of interest, including examples of the most common types of conflicts of interest that should be avoided (e.g., receipt of improper personal benefits from us, having an ownership interest in other businesses that may compromise an officer’s loyalty to us, obtaining outside employment with a competitor of ours, etc.);

•	a set of standards to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, including, for example, a specific requirement that all accounting records must be duly preserved and must accurately reflect our assets and liabilities;

•	a requirement to comply with all applicable laws, rules and regulations;

•	guidance promoting prompt internal communication of any suspected violations of the Employees and Officers Code to the appropriate person or persons identified in the Employees and Officers Code; and

•	disciplinary measures for violations of the Employees and Officers Code and any other applicable rules and regulations.
      The Employees and Officers Code is available on our corporate website at www.phh.com under the heading “Investor Relations — Corporate Governance.” We will post any amendments to the Employees and Officers Code, or waivers of the provisions thereof for any of our executive officers, to our website under the heading “Investor Relations — Corporate Governance.” A copy of the Employees and Officers Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

Nomination Process and Qualifications for Director Nominees
      The Board of Directors has established certain procedures and criteria for the selection of nominees for election to our Board of Directors. Pursuant to its charter, the Corporate Governance Committee is required to identify individuals qualified to become members of the Board, which shall be consistent with the Board’s criteria for selecting new Directors. The Committee considers criteria such as diversity, age, skills and experience so as to enhance the Board of Directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of Committees of the Board to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation or NYSE requirement. The Committee is also responsible for conducting a review of the credentials of individuals it wishes to recommend to the Board of Directors as a Director nominee, recommending Director nominees to the Board of Directors for submission for a shareholder vote at either an annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors, reviewing the suitability for continued service as a Director of each Board member when his or her term expires and when he or she has a significant change in status, including but not limited to an employment change, and recommending whether such a Director should be re-nominated to the Board or continue as a Director.
      Our bylaws provide the procedure for stockholders to make Director nominations either at any annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. A stockholder who is a stockholder of record on the date of notice as provided for in our by-laws and on the record date for the determination of stockholders entitled to vote at such meeting who gives timely notice can nominate persons for election to our Board of Directors either for an annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. The notice must be delivered to or mailed and received by the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH):

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

      The stockholder’s notice to our Corporate Secretary must be in writing and set forth (i) as to each person whom the stockholder proposes to nominate for election as a Director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder; and (ii) as to the stockholder giving the notice:

•	the name and address of the stockholder as they appear on our books and of the beneficial owner, if any, on whose behalf the nomination is made;

•	the class or series and number of shares of our capital stock which are owned beneficially or of record by the stockholder and beneficial owner;

•	a description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by the stockholder;

•	a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person(s) named in its notice; and

•	any other information relating to the stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of Directors pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.
      In addition, the notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a Director if elected.

Communication with Non-Management Directors
      In accordance with our Corporate Governance Guidelines, all stockholder and interested party communications to any Director, the non-management Directors as a group or the Board of Directors shall be forwarded to the attention of the Chairman of the Corporate Governance Committee, c/o the Corporate Secretary, 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054. The Corporate Secretary shall review all such stockholder and interested party communications and discard those which (i) are not related to our business or governance of our company, (ii) are commercial solicitations which are not relevant to the Board’s responsibilities and duties, (iii) pose a threat to health or safety or (iv) the Chairman of the Corporate Governance Committee has otherwise instructed the Corporate Secretary not to forward. The Corporate Secretary will then forward all relevant stockholder and interested party communications to the Chairman of the Corporate Governance Committee for review and dissemination.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that all of our officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2005.

Legal Proceedings
      In March and April 2006, several class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than our officers and directors and their affiliates) who purchased our Common Stock between May 12, 2005 and March 1, 2006 (the “Class Period”). The plaintiffs allege among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. In addition, two derivative actions were filed in the United States District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits. See “Item 3. Legal Proceedings” of this Form 10-K for additional information regarding these matters.

Item 11.	Executive Compensation
Summary Compensation Table
      The information below sets forth the compensation of our Chief Executive Officer, the four most highly compensated executive officers, our current Chief Financial Officer and one officer who would have been included in our four most highly compensated executive officers for the fiscal year ended December 31, 2005 had he served in the capacity listed in the table below at the end of that fiscal year (collectively referred to as our “Named Executive Officers”). The services prior to the Spin-Off were, in some cases, in capacities not equivalent to those being provided after the Spin-Off. The form and amount of the compensation to be paid to our Named Executive Officers for the fiscal year ended December 31, 2005 was determined by the Compensation Committee of our Board of Directors.

					Long-Term
					Compensation Awards
		Annual Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position(s)	Year	Salary(1)	Bonus(2)	Compensation(3)	Awards(4)	Options(5)	Compensation(6)

Terence W. Edwards	2005	$564,635	$643,684	$9,402	$1,921,397	435,021	$16,108
President and Chief Executive Officer;	2004	583,704	—	8,943	1,000,009	—	16,705
President and Chief Executive Officer	2003	547,780	1,097,590	13,564	449,997	24,835	73,017
— PHH Mortgage
Clair M. Raubenstine(7)	2005	—	—	—	—	—	—
Executive Vice President and Chief	2004	—	—	—	—	—	—
Financial Officer	2003	—	—	—	—	—	—
George J. Kilroy	2005	369,547	434,218	4,992	1,724,512	37,121	10,686
President and Chief Executive	2004	317,885	229,274	4,761	1,000,009	—	23,117
Officer — PHH Arval	2003	296,514	258,257	3,330	400,007	—	29,924
Mark R. Danahy	2005	290,210	163,592	13,450	1,110,909	97,060	14,520
Senior Vice President and Chief	2004	282,698	—	14,830	550,002	—	14,633
Financial Officer — PHH Mortgage	2003	226,927	216,506	5,660	225,005	—	13,488
William F. Brown	2005	255,674	131,161	13,256	829,329	84,106	13,798
Senior Vice President, General Counsel	2004	210,068	—	14,257	349,991	—	13,456
and Corporate Secretary	2003	197,009	106,228	7,228	179,933	—	12,265
Neil J. Cashen(8)	2005	365,837	417,054	6,311	985,409	142,030	14,218
Former Executive Vice President and	2004	271,625	191,495	5,916	519,992	—	22,046
Chief Financial Officer; Former Chief	2003	262,620	222,364	3,825	215,935	—	12,294
Financial Officer — PHH Arval
Joseph E. Suter(9)	2005	327,995	303,333	14,337	1,009,542	253,969	14,400
Former President and Chief Executive	2004	272,110	—	14,553	499,993	—	14,712
Officer — PHH Mortgage	2003	255,192	238,852	9,733	249,994	—	13,640

(1)	For 2006, on February 22, 2006, the Compensation Committee determined that the annual salary for Messrs. Kilroy, Danahy and Brown be increased to $450,000, $325,000 and $300,000, respectively, effective on February 25, 2006. Mr. Edward’s base salary for 2005 and 2004 was $564,635; however, as a result of how our pay periods fell within the calendar year in 2004, there was an additional pay period for all employees, which resulted in actual base salary payments to Mr. Edwards of $583,704 in 2004. For 2005, the annual salaries for Messrs. Kilroy, Danahy and Brown were increased to $375,000, $292,130 and $260,000, respectively, effective as of the Spin-Off for Messrs. Kilroy and Brown and as of April 19, 2005 for Mr. Danahy.

(2)	For 2005, bonus amounts reflect the fact that our performance exceeded the targets established under the 2005 Management Incentive Plans. These bonuses will be paid in the fourth quarter of 2006 as a result of the delay in completing the 2005 financial statements. For 2004, (i) bonus amounts for Messrs. Kilroy and Cashen represent profit-sharing performance-based bonuses under the Fleet Management Services segment’s bonus program and (ii) no profit-sharing performance-based bonuses were paid to Messrs. Edwards, Danahy, Brown or Suter under the former Mortgage Services segment’s bonus program. For 2003, the amounts shown reflect all bonuses paid for such year, including performance-based profit-sharing bonuses paid in the first quarter of the year following the end of the performance year.

(3)	These amounts include the value of perquisites including a company car, gasoline and financial planning which do not exceed $50,000 or 10% of the annual salary and bonus for any Named Executive Officer. These other annual compensation amounts also include amounts reimbursed during 2005 for the payment of taxes on the value of the perquisites by each of Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter of $3,944, $1,257, $4,296, $4,228, $1,761 and $4,232, respectively.

(4)	During 2005, Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter were granted restricted stock units payable in shares of our Common Stock (“PHH RSUs”) (i) to convert certain existing restricted stock units in Cendant common stock granted in 2003 (“2003 Cendant RSUs”) and 2004 (“2004 Cendant RSUs”) to PHH RSUs at the time of the Spin-Off and (ii) as part of our 2005 annual long-term incentive grant of PHH RSUs to certain management employees (the “2005 Annual Award”). Upon vesting of a PHH RSU, the Named Executive Officer becomes entitled to receive one share of our Common Stock.

On June 28, 2005, Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter were granted 11,505, 6,378, 9,604, 9,004, 6,378 and 6,378 PHH RSUs, respectively, as part of our 2005 Annual Award. The value of the shares underlying the 2005 Annual Award as of the date of grant is shown in the table above based upon the closing price of $25.57 for our Common Stock on June 28, 2005. The PHH RSUs granted under the 2005 Annual Award vest equally in three annual installments beginning on June 28, 2009, subject to potential acceleration of vesting of the total award in 25% increments upon the achievement of financial performance targets based on our pre-tax income after minority interest, excluding certain Spin-Off related expenses, for each of the first four fiscal years ending prior to June 28, 2009.

The 2003 Cendant RSUs and the 2004 Cendant RSUs granted to the Named Executive Officers were converted to PHH RSUs in connection with the Spin-Off (the “2003 Converted RSUs” and “2004 Converted RSUs,” respectively) in accordance with conversion procedures discussed in “— Conversion of Cendant Stock Options and Restricted Stock Units into PHH Stock Options and Restricted Stock Units” set forth below. The value of the shares underlying the 2003 Converted RSUs and 2004 Converted RSUs as of the date of grant is shown in the table above based upon the closing price of $21.90 for our Common Stock on February 1, 2005. The 2003 Converted RSUs vest in three equal installments on April 22, 2005, 2006 and 2007, subject only to continued employment. One-eighth of the 2004 Converted RSUs vested on April 27, 2005, and either one-eighth or three-sixteenths of the 2004 Converted RSUs will vest with respect to each of the first three fiscal years ending after the Spin-Off to the extent we achieve certain performance goals based on our pre-tax income after minority interest, excluding certain Spin-Off related expenses. The remainder of the 2004 Converted RSUs vest only in the event of a change in control transaction involving our company. As of the date of the Spin-Off, Mr. Edwards was awarded 27,038 2003 Converted RSUs and 47,264 2004 Converted RSUs; Mr. Kilroy was awarded 24,034 2003 Converted RSUs and 47,264 2004 Converted RSUs; Mr. Danahy was awarded 13,518 2003 Converted RSUs and 25,995 2004 Converted RSUs; Mr. Brown was awarded 10,815 2003 Converted RSUs and 16,541 2004 Converted RSUs; Mr. Cashen was awarded 12,974 2003 Converted RSUs and 24,575 2004 Converted RSUs; and Mr. Suter was awarded 15,021 2003 Converted RSUs and 23,630 2004 Converted RSUs.

The value of the shares underlying the 2005 Annual Award, the 2004 Converted RSUs and the 2003 Converted RSUs as of December 31, 2005, held by each of the following Named Executive Officers, reflecting a value of $28.02 per share of our Common Stock, equaled as follows: Mr. Edwards, $2,404,312; Mr. Kilroy, $2,176,482; Mr. Danahy, $1,376,258; Mr. Brown, $1,018,807; Mr. Cashen, $1,230,835; and Mr. Suter, $1,261,713.

The 2004 Cendant RSUs were granted on June 3, 2004. Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter were granted 43,253, 43,253, 23,789, 15,138, 22,491 and 21,626 2004 Cendant RSUs, respectively. The value of the shares underlying the 2004 Cendant RSUs as of the date of grant is shown in the table based upon the closing price of $23.12 for Cendant common stock on June 3, 2004. Up to one-eighth of the 2004 Cendant RSUs were scheduled to vest over four years based on annual and cumulative performance goals based upon the total growth of Cendant common stock in relation to the average historic total stockholder return of the Standard & Poor’s 500.

The 2003 Cendant RSUs were granted on April 22, 2003. Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter were granted 32,991, 29,326, 16,496, 13,196, 15,831 and 18,328 2003 Cendant RSUs, respectively. The value of the shares underlying the 2003 Cendant RSUs as of the date of grant is shown in the table above based upon the closing price of $13.64 for Cendant common stock on April 22, 2003. One-fourth of the 2003 Cendant RSUs were scheduled to vest each year commencing on April 22, 2004.

(5)	The stock options reported in this column reflect options to purchase our Common Stock, except the 2003 stock option award to Mr. Edwards which was an option to purchase Cendant stock, the unvested portion of which was converted to options to purchase our Common Stock at the time of the Spin-Off. See “— Option Grants in Last Fiscal Year” for information regarding stock option awards in 2005.

(6)	Payments included in these amounts for 2005 consist of matching contributions to a 401(k) plan maintained by PHH (the “Defined Contribution Match”) and life and long-term disability insurance coverage. These amounts do not include payments to Messrs. Edwards and Kilroy from a non-qualified deferred compensation plan maintained by Cendant (the “Cendant Plan”), which were triggered when they ceased to be participants in the Cendant Plan as a result of the Spin-Off. Messrs. Edwards and Kilroy each received payment of previously reported deferred salary and/or bonus which were contributed to the Cendant Plan, Cendant matching funds and any earnings thereon in the sum of $1,123,366 and $369,711, respectively. For 2005, the Defined Contribution Match, life and long-term disability insurance coverage and deferred compensation payments for the following Named Executive Officers were as follows:

		Life &
	Defined	Disability
	Contribution	Insurance
	Match	Coverage	Total

Terence W. Edwards	$12,600	$3,508	$16,108
George J. Kilroy	8,638	2,048	10,686
Mark R. Danahy	12,600	2,020	14,620
William F. Brown	12,341	1,458	13,799
Neil J. Cashen	12,431	1,787	14,218
Joseph E. Suter	12,600	1,800	14,400

(7)	Effective February 23, 2006, Mr. Raubenstine joined PHH as Executive Vice President and Chief Financial Officer. For 2006, Mr. Raubenstine will receive an annual salary of $1,000,000 and will not be eligible for a bonus for 2006. He will also receive an award of shares of our Common Stock equivalent to $250,000, which will be granted in two equal installments (i) when we become current in our filing obligations with the SEC and are permitted to issue shares of our Common Stock from our 2005 Equity and Incentive Plan and (ii) the later of February 23, 2007 or the date on which we become a current filer with the SEC.

(8)	Effective February 23, 2006, Mr. Cashen ceased serving as PHH’s Executive Vice President and Chief Financial Officer and assumed the role of Senior Vice President, Strategic Planning and Investor Relations. On September 20, 2006, Mr. Cashen resigned his employment and entered into a Release and Restrictive Covenants Agreement with us, which provides a release of all claims by Mr. Cashen, except for certain indemnification and benefit claims; a non-competition restriction for a period of five years; and non-disclosure and non-disparagement restrictions. The agreement provides for a one-time lump sum cash payment of $1,864,800, his company vehicle, vesting of outstanding stock options and restricted stock units and payment of Mr. Cashen’s 2005 bonus in the event that the other Named Executive Officers are awarded such bonuses under the 2005 Management Incentive Plan.

(9)	Effective August 12, 2005, Joseph Suter resigned as President and Chief Executive Officer of PHH Mortgage and continued his employment with PHH Mortgage as Senior Vice President, Subsidiary Operations. Mr. Suter requested this change in his role with PHH Mortgage in order to pursue a master’s degree in Elementary Education for the purpose of meeting the requirements necessary to teach elementary school. Mr. Suter started as an elementary school teacher in September 2006 and is serving as a part-time employee of PHH Mortgage.

Option Grants in Last Fiscal Year
      The following table sets forth the options to purchase shares of our Common Stock (“Stock Options”) that were awarded to the Named Executive Officers during the fiscal year ended December 31, 2005. Stock Options listed in the table with expiration dates prior to the year 2015 represent awards converted from certain options to purchase Cendant common stock options which were awarded prior to the Spin-Off. See “Conversion of Cendant Stock Options and Restricted Stock Units into PHH Stock Options and Restricted Stock Units” below for additional information.

			Percentage
			of Total
	Securities		Options	Exercise
	Underlying		Granted to	or Base		Grant Date
	Options/		Employees in	Price Per	Expiration	Present
Name(1)	Granted		Fiscal Year	Share	Date	Value(2)

Terence W. Edwards	183,045	(3)	4.16%	$20.22	1/13/2010	$1,321,585
	157,364	(3)	3.57%	17.43	1/22/2012	1,449,322
	20,355	(4)	0.46%	12.48	4/22/2013	235,304
	49,229	(5)	1.12%	20.78	3/3/2015	374,140
	25,028	(6)	0.57%	24.99	6/28/2015	272,305
Clair M. Raubenstine	—		—	—	—	—
George J. Kilroy	23,247	(5)	0.53%	20.78	3/3/2015	176,677
	13,874	(6)	0.32%	24.99	6/28/2015	150,949
Mark R. Danahy	43,712	(3)	0.99%	18.55	7/17/2011	383,791
	35,844	(3)	0.81%	17.43	1/22/2012	330,123
	17,504	(5)	0.40%	20.78	3/3/2015	133,030
William F. Brown	19,695	(3)	0.45%	20.32	6/2/2007	115,610
	23,085	(3)	0.52%	20.22	1/13/2010	166,674
	24,916	(3)	0.57%	17.43	1/22/2012	229,476
	16,410	(5)	0.37%	20.78	3/3/2015	124,716
Neil J. Cashen	104,909	(3)	2.38%	17.43	1/22/2012	966,212
	23,247	(5)	0.53%	20.78	3/3/2015	176,677
	13,874	(6)	0.32%	24.99	6/28/2015	150,949
Joseph E. Suter	91,914	(3)	2.09%	21.85	4/30/2007	477,034
	51,498	(3)	1.17%	20.22	1/13/2010	371,816
	73,436	(3)	1.67%	17.43	1/22/2012	676,346
	23,247	(5)	0.53%	20.78	3/3/2015	176,677
	13,874	(6)	0.32%	24.99	6/28/2015	150,949

(1)	During 2005, certain of our Named Executive Officers were awarded options to purchase our Common Stock for one or more of the following: (i) the conversion of certain outstanding options to purchase Cendant common stock as a result of the Spin-Off on February 1, 2005, (ii) an initial or “charter” grant to certain management employees following the Spin-Off on March 3, 2005, and (iii) performance-based awards as part of our 2005 Annual Award on June 28, 2005. In connection with the Spin-Off, options to purchase Cendant common stock with exercise prices of $18.00 and higher held by Messrs. Edwards, Kilroy, Danahy, Brown, Cashen and Suter were converted into options to purchase an equivalent number of shares of our Common Stock on substantially similar terms and conditions. For a description of the manner in which options relating to Cendant common stock were converted into options relating to our Common Stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.” In addition, the unvested portion of Mr. Edwards’ options to purchase Cendant common stock granted on April 22, 2003, with an exercise price of $13.64 per share, was also converted into options to purchase an equivalent number of shares of our Common Stock. Messrs. Edwards, Danahy, Brown, Cashen and Suter received 360,764, 79,556, 67,696, 104,909 and 216,848 options to purchase our Common Stock as of the date of the Spin-Off, respectively, which were converted from existing options to purchase Cendant common stock.

(2)	These values were calculated using the Black-Scholes option-pricing model based on dividend yield of 0%, expected volatility of 30% for all stock option awards, and the following assumptions for each Stock Option award with the expiration date specified:

	Expected Life	Risk-Free
Expiration Date	(In years)	Interest Rate

4/30/2007	3.00	3.41%
6/2/2007	3.00	3.41%
1/13/2010	4.40	3.67%
7/17/2011	5.48	3.67%
1/22/2012	5.32	3.67%
4/22/2013	4.50	3.67%
3/3/2015	5.50	4.05%
6/28/2015	7.50	3.81%

(3)	These options to purchase our Common Stock vested on February 10, 2005.

(4)	These options to purchase our Common Stock vest in three equal installments on April 22, 2005, April 22, 2006 and April 22, 2007 subject to continued employment.

(5)	These options to purchase our Common Stock will vest on March 3, 2009 subject to continued employment.

(6)	These options to purchase our Common Stock vest annually in three equal installments beginning on June 28, 2009, subject to continued employment and performance acceleration in 25% increments for achievement of performance targets based on our pre-tax income after minority interest, excluding certain Spin-Off related expenses, as established by our Compensation Committee for each of the four fiscal years ending prior to June 28, 2009.
Conversion of Cendant Stock Options and Restricted Stock Units into PHH Stock Options and Restricted Stock Units
      In connection with the Spin-Off, outstanding stock options to purchase Cendant common stock (“Cendant Options”) held by our employees with an exercise price of at least $18.00 per share were converted into stock options to purchase our Common Stock (“PHH Options”). Additionally, the unvested portion of Mr. Edwards’ Cendant Options granted on April 22, 2003, with an exercise price of $13.64 per share, was also converted into PHH Options. Each Cendant Option was converted into 1.0928 PHH Options based on a conversion ratio, with the total rounded down to the nearest whole number. The conversion ratio was determined by dividing the last trade of Cendant common stock on January 31, 2005, or $23.55, by the first trade of our Common Stock on February 1, 2005, or $21.55. The exercise price for the PHH Options was determined by dividing the exercise price for the Cendant Options by the conversion ratio, rounded up to the nearest cent.
      In addition, the outstanding restricted stock units related to Cendant common stock (“Cendant RSUs”) held by our employees were converted PHH RSUs. The number of PHH RSUs received by each of our employees equaled the number of Cendant RSUs multiplied by the conversion ratio.

Aggregated Option Exercises in 2005 and Year-End Option Values
      The following table summarizes the exercise of options to purchase our Common Stock by the following Named Executive Officers during the last fiscal year and the value of the unexercised options held by such officers as of the end of such fiscal year.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at Fiscal Year End		Options at Fiscal Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Terence W. Edwards	—	$—	347,194	87,827	$3,199,675	$643,131
Clair M. Raubenstine	—	—	—	—	—	—
George J. Kilroy	—	—	—	37,121	—	210,347
Mark R. Danahy	—	—	79,556	17,504	793,541	126,729
William F. Brown	—	—	67,696	16,410	595,575	118,808
Neil J. Cashen	—	—	104,909	37,121	1,110,986	210,347
Joseph E. Suter(2)	—	—	216,848	23,247	1,746,481	168,308

(1)	These columns represent the difference on December 31, 2005 between the closing market price of our Common Stock ($28.02 per share) and the option exercise price.

(2)	In conjunction with Mr. Suter’s resignation as President and Chief Executive Officer of PHH Mortgage in August 2005, Mr. Suter forfeited 13,874 options to purchase our Common Stock awarded on June 28, 2005. These options are not included in this table.

PHH Corporation Pension Plan
      Effective as of the Spin-Off, we adopted a defined benefit employee pension plan, named the PHH Corporation Pension Plan (the “PHH Plan”), which is identical in all material respects to the Cendant Corporation Pension Plan. Benefits under the Cendant Pension Plan were frozen for participants including our Named Executive Officers. The PHH Plan assumed all liabilities and obligations owed under the Cendant Pension Plan to Cendant Pension Plan participants who were actively employed by us at the time of the Spin-Off, including Messrs. Edwards, Kilroy, Brown, Cashen and Suter. Certain of our employees, including Messrs. Raubenstine and Danahy, were not participants in the Cendant Pension Plan and are not participants in the PHH Plan. The benefits under the PHH Plan that are accrued to our Named Executive Officers were frozen and such officers may not accrue further benefits under the PHH Plan.
      Each of the Named Executive Officers, other than Messrs. Raubenstine and Danahy, is eligible to receive a benefit under the PHH Plan based on 2% of their final average compensation times the number of their years of benefit service (up to a maximum of 30 years) minus 50% of their annualized primary Social Security benefit. For purposes of determining the Named Executive Officers’ benefits under the PHH Plan, their final average compensation and years of benefit service shall be based on compensation and service earned prior to October 31, 1999 (October 31, 2004, for Mr. Kilroy). The Named Executive Officers will not accrue any additional benefits under the PHH Plan or under any other defined benefit plan of PHH or Cendant after October 31, 1999 (October 31, 2004 for Mr. Kilroy).

      The table below shows the estimated annual benefit payable to each such Named Executive Officer commencing at age 65 under the PHH Plan. For Mr. Suter, the amount also includes benefits payable under a supplemental pension plan formerly sponsored by us which provides additional benefits which otherwise would have been payable but for Internal Revenue Service limitations. The benefits payable to each of the following Named Executive Officers have been frozen and such officers may not accrue further benefits under the PHH Plan or under any other defined benefit plan provided by us or Cendant. The benefits set forth in the table below for each of the following Named Executive Officers reflect straight-line annuity amounts and reflect any offsets for estimated Social Security benefits.

		Year
	Years of Credited	Individual	Estimated
	Service as of	Reaches	Annual Benefit
Name	December 31, 2005	Age 65	at Age 65

Terence W. Edwards	20	2020	$41,300
George J. Kilroy	28	2012	83,500
William F. Brown	15	2022	20,650
Neil J. Cashen	21	2019	33,300
Joseph E. Suter	16	2024	34,900
Compensation Committee Report on Executive Compensation
      The Compensation Committee of the Board of Directors is comprised of three independent, non-executive directors who are responsible for overseeing our executive compensation policies and programs. The Board of Directors adopted a Compensation Committee Charter (the “Charter”) which sets forth the purpose, composition, authority and responsibilities of the Compensation Committee. The Compensation Committee evaluates the performance, base salaries, annual and long-term cash and equity incentives, and other compensation for executive officers, including the Chief Executive Officer.
      Executive Officer Compensation Policies. The purpose of our executive compensation policies is to attract, retain and motivate qualified executive officers to manage our business in order to maximize stockholder value. Our executive officer compensation policies are intended to facilitate the achievement of our business strategies through aligning compensation with our company’s performance by including variable, at-risk compensation that is dependant upon meeting specified performance targets and aligning the interests of our executive officers with the interests of the stockholders by providing equity-based compensation as a component of total compensation. The Compensation Committee does not rely upon a fixed formula or specific numerical criteria in determining an executive officer’s total compensation, and considers our company’s and personal performance criteria, competitive compensation levels for companies in similar businesses and of similar size, where available, the economic environment as well as the recommendation of an independent executive compensation consultant. The Compensation Committee exercises its business judgment based on all of these criteria.
      Components of Executive Compensation. The material elements of executive compensation arrangements include base salary, variable compensation programs, and long-term incentive awards.

•	Base Salaries. The Compensation Committee is responsible for determining the salary of our Chief Executive Officer and other senior executive officers, which includes the approval of annual adjustments to their base compensation. Salary recommendations for executive officers, other than the Chief Executive Officer, are also reviewed annually by the chief executive officer, chief financial officer and senior vice president of human resources for the appropriate operating subsidiary. The Compensation Committee assesses salary levels based upon the nature of the position and the contribution, achievement, experience and tenure of the executive officer as well as economic factors and competitive compensation levels for companies in similar businesses and of similar size, where available. The base salaries of the Named Executive Officers for 2005 were established by Cendant prior to the Spin-Off and reviewed and approved by the Compensation Committee following the Spin-Off. The Compensation Committee received market research from an independent executive compensation consultant regarding comparable compensation programs for similarly situated executive officers at companies in similar business and of similar size, where available. The Compensation Committee considers such advice and compensation surveys in connection with establishing salaries for executive officers.

•	Variable Compensation Programs. Our executive officers may receive additional compensation through incentive programs or bonus programs designed to motivate eligible recipients to achieve our strategic objectives. Each executive officer is eligible to receive an annual performance bonus based upon the performance of the individual executive officer and operating segment and/or Company performance goals established by the Compensation Committee. Those bonus payments are subject to the approval of the Compensation Committee. The performance goals are adjusted each year to coincide with our overall strategy. In February 2005, the Compensation Committee established performance targets based upon the achievement of target return on equity and net income for 2005 under the 2005 Management Incentive Plans. As a result of the significant changes to our business operations following the Spin-Off, the Compensation Committee amended the 2005 Management Incentive Plans in November 2005 establishing pre-tax income after minority interest as the performance target replacing return on equity and net income. The Compensation Committee has determined that the performance target for 2005 had been exceeded and authorized the payment of cash bonuses in excess of 100% of the payout target in accordance with the terms of the 2005 Management Incentive Plans to our executive officers, including the Chief Executive Officer. The bonuses paid to our Named Executive Officers for 2005 are set forth in the “— Summary Compensation Table.”

•	Long-Term Incentive Plan. The Compensation Committee administers our 2005 Equity and Incentive Plan (the “Plan”), which provides for equity awards, including restricted stock units and options to purchase our Common Stock. The Compensation Committee considers equity awards to executive officers an appropriate and effective method of retaining key management employees and aligning the interest of employees with those stockholders. Eligibility for stock awards, the number of shares underlying each award and the terms and conditions of each award are determined by the Compensation Committee upon consultation with management and an independent executive compensation consultant. Following the Spin-Off, the Compensation Committee authorized certain conversion awards which replaced Cendant stock awards with comparable awards of our Common Stock in the form of restricted stock units and stock options. On March 3, 2005, following the Spin-Off, the Compensation Committee granted stock options to certain executive officers and other employees (the “Charter Grant”), all of which vest on March 3, 2009. In addition, on June 28, 2005, the Compensation Committee awarded service-based restricted stock units and/or stock options to executive officers with provisions for accelerated vesting upon the achievement of certain annual performance targets established by the Committee for 2005, 2006, 2007 and 2008. Additional information with respect to the Charter Grant and 2005 Equity Award to our Named Executive Officers is set forth above under “— Summary Compensation Table” and “— Option Grants in Last Fiscal Year.”

      Chief Executive Officer Compensation. Mr. Edwards has served as our President and Chief Executive Officer since the Spin-Off and prior to that was the President and Chief Executive Officer of PHH Mortgage from February 1996 until the Spin-Off. Since August 2005, Mr. Edwards has also resumed his role as President and Chief Executive Officer of PHH Mortgage in addition to his role with the Company. Immediately after the Spin-Off, we entered into an employment agreement with Mr. Edwards. That agreement had a term ending on February 1, 2008, and provided for a minimum base salary of $625,000 and participation in employee benefit plans generally available to our executive officers. Mr. Edwards’ agreement provided for an annual incentive award with a target amount equal to no less than 100% of his base salary, subject to attainment of performance goals, and grants of long-term incentive awards based upon such terms and conditions as determined by our board of directors or our Compensation Committee. In addition, Mr. Edwards was entitled to receive an equity incentive award under the employment agreement relating to our Common Stock that would have vested based on the achievement of specified performance goals and would have had a value on the grant date of $2.5 million, which value would have been based on such performance criteria determined by our Compensation Committee. After the Spin-Off, we generally do not enter into employment agreements with any of our executive officers. In accordance with this practice, we and Mr. Edwards terminated his employment agreement effective February 24, 2005, and Mr. Edwards’ employment with us is now on an at-will basis.

      The Compensation Committee reviewed and approved Mr. Edwards’ compensation for 2005, which included a base salary of $564,635 and target bonus payout under the 2005 Management Incentive Plan of 100% of base salary upon achievement of the 2005 performance target. The 2005 Management Incentive Plan permits a payout of up to 125% of the target bonus payout in the event the performance target is exceeded. As previously discussed, the Compensation Committee established the performance target as pre-tax income after minority interest excluding certain Spin-Off related expenses in 2005. Mr. Edwards received a bonus award of $643,684 as a result of us exceeding the established performance target for pre-tax income after minority interest. As noted above, certain awards of Cendant stock options and restricted stock units for the years prior to 2005 were converted to shares of restricted stock units and options to purchase our Common Stock effective as of the Spin-Off. These awards did not relate to Mr. Edwards’ performance in 2005 and continued the vesting schedule provided under the original awards agreements. Mr. Edwards received a stock option award on March 3, 2005 under the Charter Grant of 49,229 options to purchase our Common Stock, all of which vest on March 3, 2009, and an award of 25,028 stock options and 11,505 restricted stock units on June 28, 2005, which vest annually in three equal installments beginning on June 28, 2009, subject to performance acceleration in 25% increments for achievement of performance targets established by the Compensation Committee for each of the four fiscal years ending prior to June 28, 2009. Mr. Edwards’ base salary was not changed for 2006.
      Deductibility for Compensation. In accordance with Section 162(m) of the Internal Revenue Code, the deductibility for federal corporate tax purposes of compensation paid to certain of our individual executive officers in excess of $1 million in any year may be restricted. The Compensation Committee believes that it is in the best interests of our stockholders to comply with such tax law, while still maintaining the goals of our compensation programs. Accordingly, where it is deemed necessary and in our best interests to continue to attract and retain the best possible executive talent and to motivate such executives to achieve the goals inherent in our business strategy, the Compensation Committee will recommend compensation to executive officers which may exceed the limits of deductibility. In this regard, certain portions of compensation paid to the Named Executive Officers may not be deductible for federal income tax purposes under Section 162(m).

Compensation Committee of the Board of Directors
James W. Brinkley (Chairman)
A.B. Krongard
Ann D. Logan
      The report of the Compensation Committee of the Board of Directors should not be deemed to be “soliciting material” or to be “filed” with the SEC, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act. Such information will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee is comprised entirely of “outside directors” within the meaning of the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended, “non-employee directors” under SEC Rule 16b-3, and “independent” directors as affirmatively determined by the Board of Directors pursuant to the NYSE Listing Standards. The members of the Compensation Committee are the individuals named as signatories to the report immediately preceding this paragraph. None of the members of the Compensation Committee are our former officers or employees.

Employment contracts and termination, severance and change in control arrangements

Employment Agreements
      Immediately after the Spin-Off, we entered into an employment agreement with Terence W. Edwards, our President and Chief Executive Officer with a term ending on February 1, 2008. In addition to providing for a minimum base salary of $625,000 and participation in employee benefit plans generally available to our executive officers, Mr. Edwards’ agreement provided for an annual incentive award with a target amount equal to no less than 100% of his base salary, subject to attainment of performance goals, and grants of long-term incentive awards upon such terms and conditions as determined by our board of directors or our Compensation Committee. In addition, Mr. Edwards was entitled to receive an equity incentive award under the employment agreement relating to our Common Stock that would have vested based on the achievement of specified performance goals and would have had a value on the grant date of $2.5 million, which value would have been based on such performance criteria determined by our Compensation Committee. After the Spin-Off, we generally do not enter into employment agreements with any of our executive officers. In accordance with this practice, we and Mr. Edwards terminated his employment agreement and Mr. Edwards’ employment with us is on an at-will basis.

Change in Control Arrangements
      Generally, all stock options granted to each of the Named Executive Officers under our 2005 Equity and Incentive Plan will become fully and immediately vested and exercisable, and all restricted stock units will vest upon the occurrence of any change in control transaction affecting our company.

Performance Graph
      The following graph and table compare the cumulative total shareholder return on our Common Stock with (i) the Russell 2000 Index and (ii) the Russell 2000 Financial Services Index. On January 31, 2005, all shares of our Common Stock were spun-off from Cendant to the holders of Cendant’s common stock on a pro rata basis. Our Common Stock began trading on the NYSE on February 1, 2005. Cendant distributed one share of our Common Stock for every twenty shares of Cendant common stock outstanding on the record date for the distribution.

	Investment Value as of

	2/1/2005	3/31/2005	6/30/2005	9/30/2005	12/31/2005

Russell 2000 Index	$100.00	$99.61	$100.97	$104.61	$106.80

Russell 2000 Financial Services Index	100.00	95.87	103.00	104.45	107.56

PHH Common Stock	100.00	99.86	117.44	125.39	127.95

      The graph and chart above assume that $100 was invested in the Russell 2000 Index, the Russell 2000 Financial Services Index and our Common Stock on February 1, 2005. Total shareholder returns assume reinvestment of dividends. The stock price performance depicted in the graph and table above may not be indicative of future stock price performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth the beneficial ownership of our outstanding Common Stock, as of September 15, 2006, by those persons who are known to us to be beneficial owners of 5% or more of our Common Stock, by each of our Directors, by each of our Named Executive Officers and by our Directors and Executive Officers as a group.

		Percent of
	Shares	Common
	Beneficially	Stock
Name	Owned(1)	Outstanding(2)

Principal Stockholders:
Farallon Capital Management, L.L.C.(3)	4,356,300	8.10%
One Maritime Plaza, Suite 1325
San Francisco, CA 94111
Citadel Limited Partnership(4)	4,147,741	7.71%
131 S. Dearborn Street, 32nd Floor
Chicago, IL 60603
SAB Capital Partners(5)	3,529,677	6.57%
712 Fifth Avenue, 42nd Floor
New York, NY 10019
Maverick Capital, Ltd.(6)	3,230,000	6.01%
300 Crescent Court, 18th Floor
Dallas, TX 75201
Dimensional Fund Advisors Inc.(7)	2,784,324	5.18%
1299 Ocean Avenue
Santa Monica, CA 90401
Directors and Named Executive Officers:
Terence W. Edwards(8)	357,250	*
Clair M. Raubenstine	—	—
George J. Kilroy(9)	9,819	*
Mark R. Danahy(10)	84,481	*
William F. Brown(11)	71,418	*
Neil J. Cashen(12)	110,027	*
Joseph E. Suter(13)	223,000	*
James W. Brinkley(14)	5,510	*
A.B. Krongard(15)	8,594	*
Ann D. Logan(16)	5,260	*
Jonathan D. Mariner(17)	5,205	*
Francis J. Van Kirk(18)	3,442	*
All Directors and Executive Officers as a Group (14 persons)	929,575	1.73%

*	Represents less than one percent.

(1)	Based upon information furnished to us by the respective stockholders or contained in filings made with the SEC. For purposes of this table, if a person has or shares voting or investment power with respect to any of our Common Stock, then such Common Stock is considered beneficially owned by that person under the SEC rules. Shares of our Common Stock beneficially owned include direct and indirect ownership of shares, stock options and restricted stock units granted to our Directors and Executive Officers which are vested or will become vested within sixty days of September 15, 2006, and shares of our Common Stock, the receipt of which has been deferred until retirement from our Board of Directors (“Deferred Shares”). The award of stock options and restricted stock units which were scheduled to vest during 2006 for Executive Officers and

Deferred Shares scheduled to be awarded to Directors have been postponed until we become current with our SEC filing requirements and have not been included in this table. Unless otherwise indicated in the table, the address of all listed stockholders is c/o PHH Corporation, 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

(2)	Based upon 53,763,021 shares of our Common Stock outstanding as of September 15, 2006. Shares which vest or will become vested within sixty days of September 15, 2006 are deemed outstanding for the purpose of computing the percentage ownership.

(3)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13F filed with the SEC by Farallon Capital Management, L.L.C. on behalf of itself and its affiliates on August 14, 2006.

(4)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13F filed with the SEC by Citadel Limited Partnership on behalf of itself and its affiliates on August 11, 2006.

(5)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13F filed with the SEC by SAB Capital Partners on behalf of itself and its affiliates on August 14, 2006.

(6)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13F filed with the SEC by Maverick Capital, Ltd. on behalf of itself and its affiliates on August 14, 2006.

(7)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13F filed with the SEC by Dimensional Fund Advisors Inc. on behalf of itself and its affiliates on August 14, 2006.

(8)	Represents 10,056 shares of our Common Stock directly held by Mr. Edwards and options to purchase 347,194 shares of our Common Stock.

(9)	Represents 9,184 shares of our Common Stock directly held by Mr. Kilroy and 635 shares of our Common Stock held in Mr. Kilroy’s 401(k) account.

(10)	Represents 4,925 shares of our Common Stock directly held by Mr. Danahy and options to purchase 79,556 shares of our Common Stock.

(11)	Represents 3,722 shares of our Common Stock directly held by Mr. Brown and options to purchase 67,696 shares of our Common Stock.

(12)	Represents 4,974 shares of our Common Stock directly held by Mr. Cashen, 144 shares of our Common Stock held in Mr. Cashen’s 401(k) account and options to purchase 104,909 shares of our Common Stock.

(13)	Represents 5,611 shares of our Common Stock directly held by Mr. Suter, 541 shares of our Common Stock held in Mr. Suter’s 401(k) account and options to purchase 216,848 shares of our Common Stock.

(14)	Represents 5,260 Deferred Shares and 250 shares of our Common Stock held by Brinkley Investments, LLC, a partnership among Mr. Brinkley, his wife and his children.

(15)	Represents 8,594 Deferred Shares.

(16)	Represents 5,260 Deferred Shares.

(17)	Represents 5,205 Deferred Shares.

(18)	Represents 3,442 Deferred Shares.

Equity Compensation Plan Information

Equity Compensation Plan Information
      The table below reflects the number of securities issued and the number of securities remaining which were available for issuance under the 2005 Equity and Incentive Plan as of December 31, 2005.

	(a)		(b)		(c)

Number of Securities
Remaining Available for
	Number of Securities to				Future Issuance Under
	be Issued Upon		Weighted-Average		Equity Compensation
	Exercise of Outstanding		Exercise Price of		Plans (Excluding
	Options, Warrants		Outstanding Options,		Securities Reflected in
Plan Category	and Rights		Warrants and Rights		Column (a))

Equity compensation plans approved by security holders(1)	5,258,366	(2)	$19.40	(3)	1,261,104
Equity compensation plans not approved by security holders	—		—		—

Total	5,258,366		$19.40		1,261,104

(1)	Our 2005 Equity and Incentive Plan was approved on January 14, 2005 by Cendant as our sole shareholder.

(2)	Includes 1,716,987 restricted stock units and 3,541,379 Stock Options, of which 959,946 restricted stock units and 64,438 Stock Options are subject to performance-based vesting at target levels. Depending upon the level of achievement of these performance goals, the performance-based units may not be fully paid out as shares.

(3)	Because there is no exercise price associated with the restricted stock units, those restricted stock units described in Note 2 above are not included in the weighted-average exercise price calculation.

Item 13.	Certain Relationships and Related Transactions
Spin-Off from Cendant
      Prior to the Spin-Off, we entered into various agreements with Cendant and Cendant’s real estate services division in connection with the Spin-Off (collectively, the “Spin-Off Agreements”), including (i) the Mortgage Venture Operating Agreement and related trademark license, management services, marketing agreements, and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT Incorporated, Cartus Corporation and Title Research Group LLC, which commenced operations in October 2005, and is consolidated within our financial statements; (ii) a strategic relationship agreement whereby Cendant’s real estate services division and we have agreed on non-competition, indemnification and exclusivity arrangements; (iii) the Separation Agreement that requires the exchange of information with Cendant and other provisions regarding our separation from Cendant; (iv) the Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and us, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters; and (v) the Transition Services Agreement governing certain continuing arrangements between us and Cendant to provide for the transition of our company from a wholly owned subsidiary of Cendant to an independent, publicly traded company. For a discussion of these agreements, see “Item 1. Business — Arrangements with Cendant Corporation” in this Form 10-K.
      Prior to and as part of the Spin-Off, Cendant made a cash contribution to us of $100 million and we distributed assets net of liabilities of $577 million to Cendant. Such amount included the historical cost of the net assets of our former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between us, our former relocation and fuel card businesses and Cendant.

      On May 12, 2005, PHH Broker Partner and Realogy Venture Partner entered into an amendment (the “Amendment”) to the Mortgage Venture Operating Agreement. The Amendment extends to ten years the time period after which Realogy Venture Partner may provide a two-year notice of termination in connection with the Mortgage Venture, other than as the result of material breach and certain other events. For additional discussion of the Amendment, see Note 23, “Related Party Transactions” in the Notes to Consolidated Financial Statements in this Form 10-K.
Corporate Expenses and Cash Dividends
      Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility-related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million, $32 million and $36 million during the years ended December 31, 2005, 2004 and 2003, respectively. In addition, at December 31, 2004, we had a $131 million receivable from Cendant, representing amounts paid by us on behalf of Cendant, net of the accumulation of corporate allocations and amounts paid by Cendant on behalf of us. Amounts receivable from Cendant were included in Other assets in the Consolidated Balance Sheet as of December 31, 2004. There was no such receivable from Cendant as of December 31, 2005.
      During each of the years ended December 31, 2004 and 2003, we paid Cendant $140 million (or $2.66 per share after giving effect to the 52,684-for-one stock split effected January 28, 2005) of cash dividends. We did not pay cash dividends to Cendant during the year ended December 31, 2005. During the year ended December 31, 2004, we transferred a subsidiary owned by Speedy Title and Appraisal Review Services LLC to a wholly owned subsidiary of Cendant not within our ownership structure. The net assets of the subsidiary transferred were $16 million.
      Pursuant to the Transition Services Agreement among us, Cendant and Cendant Operations, Inc., in 2005 we received approximately $398,000 in fees for certain information technology support, equipment and services at or from our data center, and certain personal computer desktop support for approximately 100 Cendant personnel, located at our facility in Sparks, Maryland. During 2005, we also received approximately $434,000 in fees for information technology services as well as security, maintenance and related services provided under other agreements with Realogy Corporation (“Realogy”) and certain Realogy affiliates, subsidiaries and business units.
Certain Business Relationships
      A.B. Krongard, our Non-Executive Chairman, is also a member of the global Board of our principal outside law firm, DLA Piper. Our legal fees and disbursements paid to DLA Piper during 2005 did not exceed 5% of DLA Piper’s gross revenues for 2005.
      James W. Brinkley, one of our Directors, serves as Vice Chairman of Smith Barney, which was acquired by Citigroup, Inc. as part of Citigroup’s Global Wealth Management segment in a transaction with Legg Mason, Inc. in December 2005. We have certain relationships with the Corporate and Investment Banking segment of Citigroup, including financial services, commercial banking and other transactions. Citigroup is a lender in our $1.3 billion Five Year Competitive Advance and Revolving Credit Agreement, $500 million Revolving Credit Agreement and the Base Indenture and supplements thereto for Chesapeake Funding LLC (the “Citigroup Agreements”). The fees paid to Citigroup, and indebtedness incurred by us, pursuant to these relationships did not exceed 5% of either Citigroup’s or our revenues during 2005, or our total consolidated assets as of December 31, 2005. During 2006, we have incurred additional indebtedness with Citigroup under the Citigroup Agreements totaling approximately $767 million as of June 30, 2006.
      We have employed Bradford C. Burgess, who serves as a Director, Business Development at PHH Arval, since 2001. During 2005, he became the son-in-law of George J. Kilroy. Mr. Burgess received compensation in excess of $60,000 for 2005 and was eligible to participate in employee benefit plans available to employees generally.

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
      Our Audit Committee is responsible for pre-approving all audit services and permitted non-audit services, including the fees and terms thereof, to be performed for us and our subsidiaries by our independent registered public accounting firm (the “Independent Auditor”). The Audit Committee has adopted a pre-approval policy and implemented procedures which provide that all engagements of our Independent Auditor are reviewed and pre-approved by the Audit Committee, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which our Audit Committee approves prior to the completion of the audit. The pre-approval policy also permits the delegation of pre-approval authority to a member of the Audit Committee between meetings of the Audit Committee, and any such approvals are reviewed and ratified by the Audit Committee at its next scheduled meeting.
      For the years ended December 31, 2005 and 2004, professional services were performed for us by Deloitte & Touche LLP, our Independent Auditor, pursuant to the oversight of our Audit Committee following the Spin-Off and subject to the processes used by Cendant’s Audit Committee to approve and monitor services by its Independent Auditor prior to the Spin-Off. Audit and audit-related fees aggregated $16.8 million and $2.1 million for the years ended December 31, 2005 and 2004, respectively. In 2004, Cendant was billed certain fees directly by our Independent Auditor. Set forth below are the fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates. All fees and services were approved in accordance with the Audit Committee’s pre-approval policy since the Spin-Off.

	Year Ended
	December 31,

Fees by Type	2005	2004

	(In millions)
Audit fees	$16.6	$1.4
Audit-related fees	0.2	0.7
Tax fees	0.1	0.3
All other fees	—	—

Total	$16.9	$2.4

      Audit Fees. The aggregate fees billed for professional services rendered by the Independent Auditor were $16.6 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, and, for 2005, primarily related to the annual audits of the Consolidated Financial Statements included in this Form 10-K and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the reviews of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services provided in connection with regulatory and statutory filings.
      Audit-Related Fees. Audit-related fees billed during the year ended December 31, 2005 were $0.2 million and primarily related to comfort letters related to registration statements and securitization transactions. Audit-related fees of $0.7 million billed during the year ended December 31, 2004 primarily related to due diligence pertaining to acquisitions, comfort letters and consents related to registration statements and agreed-upon procedures.

      Tax Fees. The aggregate fees billed for tax services during the years ended December 31, 2005 and 2004 were $0.1 million and $0.3 million, respectively. These fees related to tax compliance, tax advice and tax planning for the years ended December 31, 2005 and 2004.
      All Other Fees. The aggregate fees billed for all other services during the year ended December 31, 2005 were approximately $2,000 and related to software license fees. There were no fees billed for any other services during the year ended December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1). Financial Statements
      Information in response to this Item is included in Item 8 of Part II of this Form 10-K.
(a)(2). Financial Statement Schedules
      Information in response to this Item is included in Item 8 of Part II of this Form 10-K and incorporated herein by reference to Exhibit 12 attached to this Form 10-K.
(a)(3) and (b). Exhibits
      Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November, 2006.

PHH CORPORATION

By:	/s/ TERENCE W. EDWARDS

Name: Terence W. Edwards
Title: President and Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Terence W. Edwards, Clair M. Raubenstine and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ TERENCE W. EDWARDS Terence W. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2006

/s/ CLAIR M. RAUBENSTINE Clair M. Raubenstine	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2006

/s/ A.B. KRONGARD A.B. Krongard	Non-Executive Chairman of the Board of Directors	November 22, 2006

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	November 22, 2006

/s/ GEORGE J. KILROY George J. Kilroy	Director	November 22, 2006

/s/ ANN D. LOGAN Ann D. Logan	Director	November 22, 2006

/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	November 22, 2006

/s/ FRANCIS J. VAN KIRK Francis J. Van Kirk	Director	November 22, 2006

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dates as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation filed on April 3, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 5, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York.	Incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated as of February 1, 2005.

4.3		Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.

4.4		Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2002.

Exhibit
No.	Description	Incorporation by Reference

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.

10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.

10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002.

10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank Plc. New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 10.17 to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 3, 2003.

10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 10.1 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed on August 7, 2003.

10.8	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 10.2 to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed on August 7, 2003.

10.9	Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to the Amendment to the Registration Statement on Forms S-3/A and S-1/A (Nos. 333-103678 and 333-103678-01, respectively) filed on August 1, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.10		Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Chesapeake Funding LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed on November 6, 2003.

10.11		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Cendant Corporation’s Form 10-K for the year ended December 31, 2003 filed on March 1, 2004.

10.12		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2004.

10.13		Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.

10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.

10	.15‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated as of February 1, 2005.

10.19		Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated as of February 1, 2005.

10.21		Employment Agreement, dated as of January 1, 2005, by and between PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.

10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchases, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.

10	.42‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2005.

10	.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 21, 2005.

10	.44†‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 21, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.45†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 21, 2005.

10	.46†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 21, 2005.

10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.

10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 13, 2006.

10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A. as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A. as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.52		Master Exchange Agreement, dated as of March 7, 2006, among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.

10	.54‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.

10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.

10.57		Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

10.58		Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.

10.59		Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.60		Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.61		$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.62		Amended and Restated Liquidity Agreement Dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.

10.63		Supplemental Indenture, dated as of August 11, 2006 among the Bank of New York, as Indenture Trustee and Bishop’s Gate Residential Mortgage Trust.	Incorporated by reference to our Current Report on Form 8-K dated as of August 16, 2006.

10.64		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.65‡	Release and Restrictive Covenants Agreement, dated September 21, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).

10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).

10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).

10	.70‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006 by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.

10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).

Exhibit
No.		Description	Incorporation by Reference

10	.72‡	Fifth Amended and Restated Master Repurchase Agreement, dated as of October 30, 2006, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2006.

10.73		Servicing Agreement, dated as of October 30, 2006, among Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2006.

10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.

12		Computation of Ratio of Earnings to Fixed Charges.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		PHH Corporation Independence Standards for Directors.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2006.

99.2		Glossary of Terms.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 15(a)(3) and (b) of this Annual Report on Form 10-K.