Form 10-Q
period 2006-03-31
PHH CORP
filed 2007-03-30
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of March 15, 2007, 53,506,822 shares of common stock were outstanding.

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 18, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“Form 10-Q”)); however, within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”

EXPLANATORY NOTE

     During the preparation of our Consolidated Financial Statements for the year ended December 31, 2005, we determined that it was necessary to restate previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters. As a result, all amounts as of and for the three months ended March 31, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this Form 10-Q is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2005. For additional information about the effects of the restatement adjustments on the Condensed Consolidated Financial Statements included in this Form 10-Q, see Note 15, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein. For additional information about the effects of the restatement adjustments on our Consolidated Financial Statements for the year ended December 31, 2005, see the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.
     Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) the beliefs regarding the increasing competition in the mortgage industry and the contraction of margins and volumes in the industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (ii) the expected level of savings in 2007 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (iii) the expectation that any existing legal claims or proceedings other than the several class actions filed against us as discussed in this Form 10-Q will not have a material adverse effect on our financial position, results of operations or cash flows and our intent to vigorously defend against the several class actions filed against us as discussed in this Form 10-Q; (iv) the expectation that our agreements and arrangements with Cendant and Realogy Corporation (“Realogy”) will continue to be material to our business; (v) the expectation that our sources of liquidity are adequate to fund operations for the next twelve months; (vi) the expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements and (vii) the expectation that fees and expenses relating to the preparation of our financial results in 2007 will be significantly higher than historical fees and expenses.
     The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” could cause actual results to differ materially from those expressed in such forward-looking statements:
▪	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

▪	the outcome of civil litigation pending against us, our Directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such Directors and executive officers will be covered by our Directors and officers insurance;

▪	our ability to meet the extended deadlines for the delivery of our quarterly and annual financial statements under our waivers under financing agreements and, if not, our ability to obtain additional waivers under our financing agreements and to satisfy our obligations under certain of our contractual and regulatory requirements for the delivery of our quarterly and annual financial statements;

▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of a decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our mortgage services business;

▪       the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;
▪       the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;
▪       our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;
▪       the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;
▪       the impact of the proposed merger on our business and the price of our Common stock, including our ability to satisfy the conditions required to consummate the merger, the impact of the announcement of the merger on our business relationships and operating results and the impact of costs, fees and expenses related to the merger;
▪       our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;
▪       our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;
▪       our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;
▪       our ability to establish and maintain a functional corporate structure and to operate as an independent organization;
▪       our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;
▪       our ability to maintain our relationships with our existing clients;
▪       a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants could negatively impact our access to the secondary market for mortgage loans and our ability to act as servicer for mortgage loans sold into the secondary market; and
▪       changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated

Revenues
Mortgage fees	$30	$44
Fleet management fees	40	37

Net fee income	70	81

Fleet lease income	368	341

Gain on sale of mortgage loans, net	57	59

Mortgage interest income	76	51
Mortgage interest expense	(60)	(42)

Mortgage net finance income	16	9

Loan servicing income	130	124

Amortization and recovery of impairment of mortgage servicing rights	—	10
Change in fair value of mortgage servicing rights	68	—
Net derivative loss related to mortgage servicing rights	(180)	(28)

Amortization and valuation adjustments related to mortgage servicing rights, net	(112)	(18)

Net loan servicing income	18	106

Other income	20	21

Net revenues	549	617

Expenses
Salaries and related expenses	87	94
Occupancy and other office expenses	20	20
Depreciation on operating leases	306	291
Fleet interest expense	43	31
Other depreciation and amortization	9	10
Other operating expenses	83	94
Spin-Off related expenses	—	41

Total expenses	548	581

Income from continuing operations before income taxes and minority interest	1	36
Provision for income taxes	13	23

(Loss) income from continuing operations before minority interest	(12)	13
Minority interest in loss of consolidated entities, net of income taxes of $1	(1)	—

(Loss) income from continuing operations	(11)	13
Loss from discontinued operations, net of income taxes of $0	—	(1)

Net (loss) income	$(11)	$12

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.20)	$0.24
Loss from discontinued operations	—	(0.02)

Net (loss) income	$(0.20)	$0.22

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.20)	$0.24
Loss from discontinued operations	—	(0.02)

Net (loss) income	$(0.20)	$0.22

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$143	$107
Restricted cash	443	497
Mortgage loans held for sale, net	2,286	2,395
Accounts receivable, net	432	471
Net investment in fleet leases	4,082	3,966
Mortgage servicing rights, net	2,073	1,909
Investment securities	38	41
Property, plant and equipment, net	71	73
Goodwill	86	87
Other assets	432	419

Total assets	$10,086	$9,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$505	$565
Debt	6,834	6,744
Deferred income taxes	796	790
Other liabilities	406	314

Total liabilities	8,541	8,413

Commitments and contingencies (Note 11)	—	—
Minority interest	32	31

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at March 31, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,474,248 shares issued and outstanding at March 31, 2006; 53,408,728 shares issued and outstanding at December 31, 2005	1	1
Additional paid-in capital	956	983
Retained earnings	545	556
Accumulated other comprehensive income	11	12
Deferred compensation	—	(31)

Total stockholders’ equity	1,513	1,521

Total liabilities and stockholders’ equity	$10,086	$9,965

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(Unaudited)
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity
Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Net loss	—	—	—	(11)	—	—	(11)
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	(1)	—	(1)
Stock compensation expense	—	—	3	—	—	—	3
Stock options exercised, net of income taxes of $0	65,520	—	1	—	—	—	1

Balance at March 31, 2006	53,474,248	$1	$956	$545	$11	$—	$1,513

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
Cash flows from operating activities of continuing operations:
Net (loss) income	$(11)	$12
Adjustment for discontinued operations	—	1

(Loss) income from continuing operations	(11)	13
Adjustments to reconcile (Loss) income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Stock option expense related to the Spin-Off	—	4
Capitalization of originated mortgage servicing rights	(92)	(77)
Amortization and recovery of impairment of mortgage servicing rights	—	(10)
Net unrealized loss on mortgage servicing rights and related derivatives	112	28
Vehicle depreciation	306	291
Other depreciation and amortization	9	10
Origination of mortgage loans held for sale	(7,476)	(7,025)
Proceeds on sale of and payments from mortgage loans held for sale	7,577	6,811
Other adjustments and changes in other assets and liabilities, net	7	(66)

Net cash provided by (used in) operating activities of continuing operations	432	(21)

Cash flows from investing activities of continuing operations:
Investment in vehicles	(636)	(553)
Proceeds on sale of investment vehicles	208	209
Purchase of mortgage servicing rights, net	(5)	—
Cash paid on derivatives related to mortgage servicing rights	(26)	(222)
Net settlement proceeds for derivatives related to mortgage servicing rights	(70)	234
Purchases of property, plant and equipment	(7)	(4)
Net assets acquired, net of cash acquired and acquisition-related payments	(2)	(4)
Decrease in Restricted cash	54	392
Other, net	1	7

Net cash (used in) provided by investing activities of continuing operations	(483)	59

Cash flows from financing activities of continuing operations:
Net increase in short-term borrowings	64	223
Proceeds from borrowings	5,666	1,185
Principal payments on borrowings	(5,643)	(1,748)
Issuances of Company Common stock	1	—
Purchases of Company Common stock	—	(3)
Capital contribution from Cendant	—	100
Other, net	(1)	1

Net cash provided by (used in) financing activities of continuing operations	$87	$(242)

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
Cash provided by (used in) discontinued operations:
Operating activities	$—	$184
Investing activities	—	(30)
Financing activities	—	(242)

Net cash used in discontinued operations	—	(88)

Net increase (decrease) in Cash and cash equivalents	36	(292)

Cash and cash equivalents at beginning of period:
Continuing operations	107	257
Discontinued operations	—	88

Total Cash and cash equivalents at beginning of period	107	345

Cash and cash equivalents at end of period:
Continuing operations	143	53
Discontinued operations	—	—

Total Cash and cash equivalents at end of period	$143	$53

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts as of and for the three months ended March 31, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. For information on the restatement, see Note 15, “Prior Period Adjustments” included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in PHH Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
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
     As of December 31, 2004, PHH was a wholly owned subsidiary of Cendant Corporation that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant Corporation changed its name to Avis Budget Group, Inc. (see Note 18, “Subsequent Events”); however, within these Notes to Condensed Consolidated Financial Statements, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). During 2005, prior to the Spin-Off, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. STARS was previously a wholly owned subsidiary of PHH until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within the PHH ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of PHH from December 31, 2002 until it contributed STARS to PHH as part of the internal reorganization discussed above.
     The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest. PHH Home Loans, LLC (the “Mortgage Venture”) is consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as Minority interest in the Condensed Consolidated Balance Sheets and Minority interest in loss of consolidated entities, net of income taxes in the Condensed Consolidated Statement of Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Condensed Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 17, “Discontinued Operations” for more information).
     The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2005 Form 10-K.
     During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the three months ended March 31, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Changes in Accounting Policies
     Share-Based Payments. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the Spin-Off and since Cendant’s adoption on January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), the Company was allocated compensation expense upon Cendant’s issuance of stock-based awards to the Company’s employees. As a result, the Company has been recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.
     The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method. The modified prospective application method applies to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of outstanding awards of stock-based compensation for which the requisite service has not been rendered as of the effective date of SFAS No. 123(R) is recognized as the requisite service is rendered based on their grant-date fair value under SFAS No. 123. Compensation cost for stock-based awards granted after the effective date will be based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The Company previously recognized the effect of forfeitures on compensation expense in the period that the forfeitures occurred. SFAS No. 123(R) requires the accrual of compensation cost based on the estimated number of instruments for which the requisite service is expected to be rendered. In addition, the Company previously presented tax benefits in excess of the value recognized for financial reporting purposes related to equity

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
instruments issued under stock-based payments arrangements as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from these excess tax benefits to be classified as cash inflows from financing activities.
     The Company previously reported the entire fair value of its restricted stock unit (“RSU”) awards within Stockholders’ equity as an increase to Additional paid-in capital with an offsetting increase to Deferred compensation, a contra-equity account, at the date of grant. With the adoption of SFAS No. 123(R), the Company records increases to Additional paid-in capital for grants of RSUs as compensation cost is recognized. As of the effective date of adopting SFAS No. 123(R), the Deferred compensation related to the unrecognized compensation cost for RSUs was eliminated against Additional paid-in capital in accordance with the modified prospective application method.
     The adoption of SFAS No. 123(R) did not have a significant effect on any line item of the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. Additionally, the adoption of SFAS No. 123(R) did not have a significant effect on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006. In accordance with the transition provisions of SFAS No. 123(R)’s modified prospective application method of adoption, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated.
     Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20, “Accounting Changes.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements when voluntary changes in accounting principles are adopted and upon adopting changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not impact the Company’s Condensed Consolidated Financial Statements.
     Servicing of Financial Assets. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156: (i) clarifies when a servicing asset or servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) subsequent to initial measurement, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities and (iv) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights.
     SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted SFAS No. 156 effective January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. The Company services residential mortgage loans, which represent its single class of servicing rights and has elected the fair value measurement method for subsequently measuring these servicing rights. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and recovery of impairment of mortgage servicing rights in the Company’s Condensed Consolidated

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Statement of Operations for the three months ended March 31, 2005.
     The adoption of SFAS No. 156 on January 1, 2006 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as all of the servicing asset strata were impaired as of December 31, 2005.
2. Recently Issued Accounting Pronouncements
     Accounting for Hybrid Instruments. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits an entity to elect fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would have required bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective January 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 155 on its Consolidated Financial Statements.
     Uncertainty in Income Taxes. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.
     Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
comprehensive income, net of income taxes. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition provisions of SFAS No. 158 are effective on December 31, 2006, and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Prospective application is required. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on its Consolidated Financial Statements.
     Effects of Prior Year Misstatements. In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior year financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of Retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a significant impact on its Consolidated Financial Statements.
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company is currently evaluating the impact of adopting SFAS No. 159 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.
3. (Loss) Earnings Per Share
     Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The calculation of diluted loss per share for the three months ended March 31, 2006 does not include 588,104 and 383,545 weighted-average shares of common stock potentially issuable for stock options and RSUs, respectively, because the effect would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months
	Ended March 31,
		2005
	2006	As Restated
	(In millions, except share and
	per share data)

(Loss) income from continuing operations	$(11)	$13

Weighted-average common shares outstanding — basic	53,481,316	52,618,146
Effect of potentially dilutive securities:
Stock options	—	329,334
RSUs	—	314,440

Weighted-average common shares outstanding — diluted	53,481,316	53,261,920

Basic (loss) earnings per share from continuing operations	$(0.20)	$0.24

Diluted (loss) earnings per share from continuing operations	$(0.20)	$0.24

4. Mortgage Loans Held for Sale
     Mortgage loans held for sale, net consisted of:

	March 31,	December 31,
	2006	2005
	(In millions)

Mortgage loans held for sale (“MLHS”)	$2,045	$2,091
Home equity lines of credit	93	156
Construction loans	118	116
Net deferred loan origination fees and expenses	30	32

Mortgage loans held for sale, net	$2,286	$2,395

     At March 31, 2006, the Company pledged $1.6 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.
5. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized mortgage servicing rights (“MSRs”) consisted of:

	Three Months
	Ended March 31,
	2006	2005
	(In millions)

Balance, beginning of period	$145,827	$138,494
Additions	7,505	5,865
Payoffs and curtailments	(6,918)	(7,251)

Balance, end of period	$146,414	$137,108

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The activity in the Company’s capitalized MSRs consisted of:

	Three Months
	Ended March 31,
		2005(2)
	2006(1)	As Restated
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$2,152	$2,173
Effect of adoption of SFAS No. 156	(243)	—
Additions	97	77
Changes in fair value due to:
Realization of expected cash flows	(84)	—
Changes in market inputs or assumptions used in the valuation model	152	—
Sales and deletions	(1)	—
Amortization	—	(102)
Other-than-temporary impairment	—	(14)

Balance, end of period	2,073	2,134

Valuation Allowance:
Balance, beginning of period	(243)	(567)
Effect of adoption of SFAS No. 156	243	—
Recovery of impairment	—	112
Other-than-temporary impairment	—	14

Balance, end of period	—	(441)

Mortgage servicing rights, net	$2,073	$1,693

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

(2)	Prior to the adoption of SFAS No. 156 effective January 1, 2006, MSRs were recorded at the lower of fair value or amortized basis based on defined strata. See Note 1, “Summary of Significant Accounting Policies.”
     The significant assumptions used in estimating the fair value of MSRs at March 31, 2006 and 2005 were as follows (in annual rates):

	March 31,
	2006	2005
Prepayment speed	18%	18%
Discount rate	10%	12%
Volatility	14%	18%
     The value of the Company’s MSRs is driven by the net positive cash flows associated with the Company’s servicing activities. These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue. The Company recorded contractually specified servicing fees, late fees and other ancillary servicing revenue within Loan servicing income in the Condensed Consolidated Statements of Operations as follows:

	Three Months
	Ended March 31,
		2005
	2006	As Restated
	(In millions)

Net service fee revenue	$122	$116
Late fees	5	5
Other ancillary servicing revenue	5	3

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of March 31, 2006, the Company’s MSRs had a weighted-average life of approximately 5.0 years. Approximately 69% of the MSRs associated with the loan servicing portfolio as of March 31, 2006 were restricted from sale without prior approval from the Company’s private label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Three Months
	Ended March 31,
	2006	2005
Initial capitalization rate of additions to MSRs	1.29%	1.31%

	March 31,
	2006	2005
Capitalized servicing rate (based on fair value)	1.42%	1.23%
Capitalized servicing multiple (based on fair value)	4.4	3.8
Weighted-average servicing fee (in basis points)	32	33
     The net impact to the Condensed Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs, amortization and related derivatives was as follows:

	Three Months
	Ended March 31,
	2006	2005 As Restated
	(In millions)

Amortization of mortgage servicing rights	$—	$(102)
Recovery of impairment of mortgage servicing rights	—	112
Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	(84)	—
Changes in market inputs or assumptions used in the valuation model	152	—
Net derivative loss related to mortgage servicing rights (See Note 7)	(180)	(28)

Amortization and valuation adjustments related to mortgage servicing rights, net	$(112)	$(18)

6. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.
Portfolio Activity

	Three Months
	Ended March 31,
	2006	2005
	(In millions)

Balance, beginning of period	$154,843	$143,056
Additions	8,441	7,945
Payoffs and curtailments	(7,217)	(7,508)

Balance, end of period(1)	$156,067	$143,493

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Portfolio Composition

	March 31,
	2006	2005
	(In millions)

Owned servicing portfolio	$149,676	$141,459
Subserviced portfolio	8,727	4,573

Total servicing portfolio	$158,403	$146,032

Fixed rate	$97,195	$82,652
Adjustable rate	61,208	63,380

Total servicing portfolio	$158,403	$146,032

Conventional loans	$147,143	$134,461
Government loans	6,848	7,651
Home equity lines of credit	4,412	3,920

Total servicing portfolio	$158,403	$146,032

Weighted-average interest rate(1)	5.9%	5.5%

Portfolio Delinquency (1) (2)

	March 31,
	2006		2005
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	1.49%	1.23%	1.69%	1.33%
60 days	0.28%	0.22%	0.31%	0.22%
90 or more days	0.35%	0.26%	0.36%	0.23%

Total delinquency	2.12%	1.71%	2.36%	1.78%

Foreclosure/real estate owned/bankruptcies	0.90%	0.58%	0.98%	0.60%

(1)	Excludes certain home equity loans subserviced for others. These amounts were approximately $2.3 billion and $2.5 billion as of March 31, 2006 and 2005, respectively.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.
7. Derivatives and Risk Management Activities
     The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury (“Treasury”) and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. The Company uses various financial instruments, including swap contracts, forward delivery commitments, futures and options contracts to manage and reduce this risk.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
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
     IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Operations.
     Mortgage Loans Held for Sale. The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.
     The Company uses forward loan sales commitments, Treasury futures and options on Treasury securities in its risk management activities related to its IRLCs and MLHS.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
	(In millions)

Change in value of IRLCs	$(20)	$(6)
Change in value of MLHS	(2)	(9)

Total change in value of IRLCs and MLHS	(22)	(15)

Mark-to-market of derivatives designated as hedges of MLHS	(1)	(3)
Mark-to-market of freestanding derivatives(1)	44	25

Net gain on derivatives	43	22

Net gain on hedging activities (2)	$21	$7

(1)	Amount includes $4 million and $5 million of ineffectiveness recognized on hedges of MLHS during the three months ended March 31, 2006 and 2005, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three months ended March 31, 2006 and 2005, the Company recognized $(3) million and $(12) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.
     Mortgage Servicing Rights. The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The gain or loss on derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded in Net derivative gain (loss) related to mortgage servicing rights in the Condensed Consolidated Statements of Operations.
     The Company uses interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps in its risk management activities related to its MSRs.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The net activity in the Company’s derivatives related to MSRs consisted of:

	Three Months
	Ended March 31,
			2005
			As
	2006		Restated
	(In millions)

Net balance, beginning of period	$44	(1)	$60	(2)
Additions	26		222
Changes in fair value	(180)		(28)
Net settlement proceeds	70		(234)

Net balance, end of period	$(40)	(3)	$20	(4)

(1)	The net balance represents the gross asset of $73 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $29 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $79 million (recorded within Other assets) net of the gross liability of $19 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $33 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $73 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $78 million (recorded within Other assets) net of the gross liability of $58 million (recorded within Other liabilities).
     Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months ended March 31, 2006 and 2005, except to create the accrual of interest expense at variable rates. Losses recognized during the three months ended March 31, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. The Company recognized losses of $3 million related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 for the three months ended March 31, 2005, which were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations.
     From time to time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. Net losses related to instruments that were not designated as cash flow hedges for the three months ended March 31, 2006 and 2005 were not significant and were recorded in Fleet interest expense in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
8. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	March 31,	December 31,
	2006	2005
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$6,580	$6,588
Vehicles under closed-end operating leases	293	221

Vehicles under operating leases	6,873	6,809
Less: Accumulated depreciation	(3,202)	(3,273)

Net investment in operating leases	3,671	3,536

Direct Financing Leases:
Lease payments receivable	149	132
Less: Unearned income	(17)	(15)

Net investment in direct financing leases	132	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	273	306
Vehicles held for sale	17	16
Less: Accumulated depreciation	(11)	(9)

Net investment in off-lease vehicles	279	313

Net investment in fleet leases	$4,082	$3,966

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
9. Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$800	$1,049	$1,849
Variable funding notes	3,347	201	—	3,548
Subordinated debt	—	101	—	101
Commercial paper	—	76	829	905
Borrowings under credit facilities	—	281	96	377
Other	12	36	6	54

	$3,359	$1,495	$1,980	$6,834

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     As of December 31, 2005, vehicle management asset-backed debt primarily represented variable-rate term notes and variable funding notes issued by Chesapeake Funding LLC, a wholly owned subsidiary. Variable-rate term notes and variable funding notes outstanding under this arrangement as of December 31, 2005 aggregated $3.0 billion. As of December 31, 2005, subordinated notes issued by Terrapin Funding LLC (“Terrapin”), a consolidated entity, aggregated $367 million. This debt was issued to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations.
     On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The Company recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of March 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.3 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of March 31, 2006 was collateralized by approximately $4.0 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of March 31, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.1% and 4.8% as of March 31, 2006 and December 31, 2005, respectively.
     As of March 31, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and the Company had $353 million of unused capacity available. See Note 18, “Subsequent Events” for a discussion of modifications made to vehicle management asset-backed debt arrangements after March 31, 2006.
     Mortgage Warehouse Asset-Backed Debt
     Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both March 31, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $800 million. The Bishop’s Gate Notes are variable-rate instruments and, as of March 31, 2006, were scheduled to mature between September 2006 and November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of March 31, 2006 and December 31, 2005 was 5.0% and 4.7%, respectively. As of both March 31, 2006 and December 31, 2005, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $101 million. As of March 31, 2006, the Bishop’s Gate Certificates were primarily variable-rate instruments and were scheduled to mature between September 2006 and May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of March 31, 2006 and December 31, 2005 was 6.1% and 5.8%, respectively. As of March 31, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $76 million and $84 million, respectively. As of March 31, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of March 31, 2006, were scheduled to mature in April 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of March 31, 2006 and December 31, 2005 was 4.9% and 4.3%, respectively. As of March 31, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. See Note 18,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
“Subsequent Events” for a discussion of modifications made to Bishop’s Gate’s mortgage warehouse asset-backed debt arrangements after March 31, 2006.
     The Company also maintains a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage Corporation (“PHH Mortgage”), a wholly owned subsidiary of the Company. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. As of March 31, 2006 and December 31, 2005, borrowings under this variable-rate facility were $201 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $225 million, included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet as of March 31, 2006, and is funded by a multi-seller conduit. As of March 31, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 4.9% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007. See Note 18, “Subsequent Events” for a discussion of modifications made to the Mortgage Repurchase Facility after March 31, 2006.
     The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. The capacity of this line of credit was $350 million as of March 31, 2006. Borrowings outstanding under this line of credit were $269 million and $177 million as of March 31, 2006 and December 31, 2005, respectively, and, as of March 31, 2006, were collateralized by underlying mortgage loans and related assets of $338 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. This variable-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 5.7% and 5.2% on March 31, 2006 and December 31, 2005, respectively. See Note 18, “Subsequent Events” for a discussion of modifications made to the Mortgage Venture’s mortgage warehouse asset-backed debt arrangements after March 31, 2006.
     As of March 31, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.3 billion, and the Company had approximately $1.8 billion of unused capacity available.
Unsecured Debt
     Term Notes
     The outstanding carrying value of term notes at March 31, 2006 and December 31, 2005 consisted of $1.0 billion and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”) that mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of March 31, 2006 and December 31, 2005 was 6.7% and 6.8%, respectively. See Note 18, “Subsequent Events” for a discussion of repurchases of the MTNs and modifications made to the Company’s MTN Indenture after March 31, 2006.
     Commercial Paper
     The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $829 million and $747 million as of March 31, 2006 and December 31, 2005, respectively. This commercial paper is primarily fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of March 31, 2006 and December 31, 2005 was 5.1% and 4.7%, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Credit Facilities
     As of December 31, 2005, the Company was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, the Company entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to the Company’s Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 basis points (“bps”) as of March 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. Borrowings under the Amended Credit Facility were $96 million as of March 31, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.
     The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below. See Note 18, “Subsequent Events” for a discussion of modifications made to the Company’s unsecured credit facilities and changes in the Company’s senior unsecured long-term debt ratings after March 31, 2006.
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at March 31, 2006 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,140	$835	$1,975
Between one and two years	1,068	445	1,513
Between two and three years	1,404	6	1,410
Between three and four years	683	—	683
Between four and five years	389	102	491
Thereafter	170	592	762

	$4,854	$1,980	$6,834

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of March 31, 2006, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,712	$3,359	$353
Mortgage warehouse	3,303	1,495	1,808

Unsecured Committed Credit Facilities (2)	1,302	927	375

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $829 million which fully supports the outstanding unsecured commercial paper issued by the Company as of March 31, 2006. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See Note 18, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements and unsecured committed credit facilities after March 31, 2006.
     Beginning on March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC.
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At March 31, 2006, the Company was in compliance with all of its financial covenants related to its debt arrangements.
     Under many of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the Company is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delay in completing the unaudited quarterly financial statements for 2006 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. On March 17, 2006, the Company obtained waivers under its Amended Credit Facility and its Bishop’s Gate Liquidity Agreement which extended the deadlines for the delivery of the 2005 annual audited financial statements, the unaudited financial statements for the quarter ended March 31, 2006 and related documents to June 15, 2006 and waived certain other potential breaches. See Note 18, “Subsequent Events” for a discussion of additional debt waivers obtained by the Company which extended the deadlines for the delivery of financial statements and related documents under certain of the Financing Agreements.
     Under certain of the Financing Agreements, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. See Note 18, “Subsequent Events” for a further discussion of potential events of default under the Financing Agreements.
10. Income Taxes
     The Company records its interim tax provisions by applying a projected full-year effective income tax rate to its quarterly Income from continuing operations before income taxes and minority interest for results that it deems to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.
     During the three months ended March 31, 2006, the Provision for income taxes was $13 million and was significantly impacted by a $15 million increase in income tax contingency reserves and a $1 million increase in valuation allowances for state net operating losses (“NOLs”) generated during the three months ended March 31, 2006 for which the Company believes it is more likely than not that the NOLs will not be realized. In addition, the Company recorded a state income tax benefit of $4 million. Due to the Company’s year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.
     During the three months ended March 31, 2005, the Provision for income taxes was $23 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors and an increase in valuation allowances of $3 million for state NOLs generated during the three months ended March 31, 2005 for which the Company believed it was more likely than not that the NOLs would not be realized.
11. Commitments and Contingencies
     Tax Contingencies
     In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”). The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the Company was included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
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
     Cendant and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 (filed on March 1, 2007 under Avis Budget Group, Inc.) that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.
     The June 1999 disposition of the fleet businesses by Cendant was structured as a tax-free reorganization by Cendant pursuant to the IRS guidance at the time of the transaction. Accordingly, no income tax expense was recorded on a majority of the gain from this transaction. However, pursuant to an interpretive ruling, the IRS has subsequently taken the position that similarly structured transactions do not qualify as tax-free reorganizations under the Internal Revenue Code Section 368(a)(1)(A). An adverse ruling by the IRS on the tax-free structure of this transaction could create a tax benefit to the Company, and the Company would be required to pay Cendant any tax benefits that are realized by the Company as a result of such ruling. Any cash payments that would be made for federal or state taxes in connection with an adverse ruling are not expected to be significant.
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
     In March and April 2006, several class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and Directors and their affiliates) who purchased the Company’s Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the United States District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits. See Note 18, “Subsequent Events” for additional discussion of legal contingencies.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
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
     Conforming conventional loans serviced by the Company are securitized through Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally securitized through Government National Mortgage Association (“Ginnie Mae”) programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.
     While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $4.5 billion as of March 31, 2006. In addition, the outstanding balance of loans sold with recourse by the Company was $599 million as of March 31, 2006.
     As of March 31, 2006, the Company had a liability of $31 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.
     Mortgage Reinsurance
     Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of March 31, 2006, the Company provided such mortgage reinsurance for approximately $11.0 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $737 million as of March 31, 2006. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the Condensed Consolidated Balance Sheet as of March 31, 2006. As of March 31, 2006, a liability of $14 million was recorded in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Loan Funding Commitments
     As of March 31, 2006, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $6.3 billion. Additionally, as of March 31, 2006, the Company had commitments to fund open home equity lines of credit of $2.7 billion and construction loans of $110 million.
     Forward Delivery Commitments
     Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.8 billion of forward delivery commitments as of March 31, 2006 generally will be settled within 90 days of the individual commitment date.
     Indemnification of Cendant
     In connection with the Spin-Off, the Company entered into a separation agreement with Cendant (the “Separation Agreement”), pursuant to which, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (i) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the Spin-Off, (c) all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake, (d) any liabilities relating to the Company’s or its affiliates’ employees, and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement, the Amended Tax Sharing Agreement or a transition services agreement the Company entered into in connection with the Spin-Off (the “Transition Services Agreement”); (ii) any breach by the Company or its affiliates of the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement and (iii) any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005, the information statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
12. Accumulated Other Comprehensive Income
     The components of comprehensive (loss) income are summarized as follows:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
	(In millions)

Net (loss) income	$(11)	$12

Other comprehensive loss:
Minimum pension liability, net of income taxes	—	(5)
Currency translation adjustments	—	(1)
Unrealized loss on available-for-sale securities, net of income taxes	(1)	—

Total other comprehensive loss	(1)	(6)

Total comprehensive (loss) income	$(12)	$6

     The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains	Minimum	Accumulated
	Currency	(Losses) on	Pension	Other
	Translation	Available-for-	Liability	Comprehensive
	Adjustment	Sale Securities	Adjustment	Income
	(In millions)

Balance at December 31, 2005	$16	$2	$(6)	$12
Change during 2006	—	(1)	—	(1)

Balance at March 31, 2006	$16	$1	$(6)	$11

     All components of Accumulated other comprehensive income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
13. Stock-Based Compensation
     Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and RSUs. On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were converted into stock options and RSUs of the Company under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The conversion, which was accounted for as a modification, was based on maintaining the intrinsic value of each employee’s previous Cendant grants through an adjustment of both the number of stock options or RSUs and, in the case of stock options, the exercise price. This computation resulted in a change in the fair value of the stock option awards immediately prior to the conversion compared to immediately following the conversion, and accordingly, a $4 million charge was recorded during the three months ended March 31, 2005, which was included in Spin-Off related expenses in the Condensed Consolidated Statement of Operations. The fair value of the stock options was estimated using the Black-Scholes option valuation model using the following pre-modification and post-modification weighted-average assumptions:

	Pre-Modification	Post-Modification
	(Cendant Awards)	(PHH Awards)
Exercise price	$20.64	$18.88
Expected life (in years)	4.7	4.7
Risk-free interest rate	3.60%	3.60%
Expected volatility	30.0%	30.0%
Dividend yield	1.5%	—
     At the modification date, 3,167,602 Cendant stock options with a weighted-average fair value of $7.61 per option were converted into 3,461,376 of the Company’s stock options with a weighted-average fair value of $8.11 per option. Additionally, 1,460,720 Cendant RSUs with a fair value of $23.55 per RSU based on the closing price of Cendant’s common stock on January 31, 2005 were converted into 1,595,998 of the Company’s RSUs with a fair value of $21.55 per RSU based on the opening price of the Company’s Common stock on February 1, 2005. The conversion affected 292 employees holding stock options and 348 employees holding RSUs.
     Subsequent to the Spin-Off, certain Company employees were awarded stock-based compensation in the form of RSUs and stock options to purchase shares of the Company’s Common stock under the Plan. The stock option awards have a maximum contractual term of ten years after the grant date. Service-based stock awards vest solely upon the fulfillment of a service condition (i) ratably over four years from the grant date, (ii) four years after the grant date or (iii) ratably in each of years four through six after the grant date with the possibility of accelerated vesting of 25% of the total award in each of years one through four on the anniversary of the grant date if certain Company performance criteria are achieved. Performance-based stock awards require the fulfillment of a service condition and the achievement of certain Company performance criteria and vest ratably over four years from the grant date if both conditions are met. In addition, all outstanding and unvested stock options and RSUs vest immediately upon a change in control. (See Note 18, “Subsequent Events” for additional information regarding a potential change in control.) Additionally, the Company grants RSUs to its non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. The Company issues new shares of Common stock to employees and Directors to satisfy its stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. The maximum number of shares of PHH Common stock issuable under the Plan is 7,500,000, including those Cendant awards that were converted into PHH awards in connection with the Spin-Off.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company generally recognizes compensation cost for service-based stock awards on a straight-line basis over the requisite service period. Compensation cost for performance-based stock awards is recognized when it is probable that the performance condition will be achieved. Since the adoption of SFAS No. 123(R), the Company recognizes compensation cost, net of estimated forfeitures. Prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures in the period that the forfeitures occurred.
     Stock options vested and expected to vest and RSUs expected to be converted into shares of Common stock reflected in the tables below summarizing stock option and RSU activity include the awards for which achievement of performance conditions is considered probable and exclude the awards estimated to be forfeited.
     The following table summarizes stock option activity during the three months ended March 31, 2006:
Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)
Outstanding at January 1, 2006 and March 31, 2006	73,643	$21.16	8.2	$—

Exercisable at March 31, 2006	9,204	$21.16	8.2	$—

Stock options vested and expected to vest (1)	9,204	$21.16	8.2	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)
Outstanding at January 1, 2006	3,467,736	$19.36
Exercised	(65,520)	19.20
Forfeited or expired	(19,153)	20.68

Outstanding at March 31, 2006	3,383,063	$19.36	5.7	$25

Exercisable at March 31, 2006	2,506,287	$18.83	4.6	$20

Stock options vested and expected to vest (1)	3,237,752	$19.28	5.6	$24

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)
Outstanding at January 1, 2006	3,541,379	$19.40
Exercised	(65,520)	19.20
Forfeited or expired	(19,153)	20.68

Outstanding at March 31, 2006	3,456,706	$19.40	5.8	$25

Exercisable at March 31, 2006	2,515,491	$18.84	4.6	$20

Stock options vested and expected to vest (1)	3,246,956	$19.29	5.6	$24

(1)	All outstanding and unvested stock options vest immediately upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control.
     The Company’s policy is to grant options with exercise prices at the then-current fair market value of the Company’s shares of Common stock. In 2005, in accordance with its policy at the time, the Company calculated the fair market value of its shares of Common stock for purposes of determining exercise prices for options granted by averaging the opening and closing share price for the Company’s Common stock for the day prior to the grant. As a result, all of the options granted by the Company during the eleven months ended December 31, 2005 were granted at exercise prices that were less than the market price of the stock on the grant date. In 2006, the Company changed its policy for calculating the fair market value for purposes of determining exercise prices for options granted such that the fair market value will be the closing share price for the Company’s Common stock on the date of grant.
     There were no stock options granted during the three months ended March 31, 2006. The weighted-average grant-date fair value of $7.61 per option for awards granted during the three months ended March 31, 2005 was estimated using the Black-Scholes option valuation model using the following weighted-average assumptions:

Three Months
Ended
March 31, 2005
Expected life (in years)	5.5
Risk-free interest rate	4.05%
Expected volatility	30.0%
Dividend yield	—
     The Company estimated the expected life of the stock options based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. Due to the limited trading history of the Company’s Common stock since the Spin-Off, the expected volatility was based on the historical volatility of the Company’s peer group’s common stock.
     The intrinsic value of options exercised was $1 million during the three months ended March 31, 2006. No stock options were exercised during the three months ended March 31, 2005.
     The table below summarizes RSU activity during the three months ended March 31, 2006:
Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	964,296	$21.55
Forfeited	(16,664)	21.55

Outstanding at March 31, 2006	947,632	$21.55

RSUs expected to be converted into shares of Common stock (1)	135,108	$21.55

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	752,691	$24.14
Granted (2)	4,155	26.70
Forfeited	(12,793)	24.81

Outstanding at March 31, 2006	744,053	$24.14

RSUs expected to be converted into shares of Common stock (1)	653,118	$24.05

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	1,716,987	$22.69
Granted (2)	4,155	26.70
Forfeited	(29,457)	22.97

Outstanding at March 31, 2006	1,691,685	$22.69

RSUs expected to be converted into shares of Common stock (1)	788,226	$23.62

(1)      All outstanding and unvested RSUs vest immediately upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control.
(2)      These grants are comprised entirely of RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.
     For RSUs converted from Cendant RSUs to the Company’s RSUs in connection with the Spin-Off, the fair value used to calculate the weighted-average grant-date fair value presented above is $21.55 per RSU, which was the opening price of the Company’s Common stock on February 1, 2005. The original weighted-average grant-date fair value of the Cendant RSUs that were converted to the Company’s RSUs, after applying the conversion ratio, was $18.88 per RSU. The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2005 was $21.87 per RSU. No RSUs were converted into shares of Common stock during either the three months ended March 31, 2006 or 2005.
     The table below summarizes expense recognized related to stock-based compensation arrangements during the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
	2006	2005
	(In millions)

Stock-based compensation expense	$3	$6
Income tax benefit related to stock-based compensation expense	(1)	(2)

Stock-based compensation expense, net of income taxes	$2	$4

     As of March 31, 2006, there was $32 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control. As of March 31, 2006, there was $12 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 3.9 years.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
14. Segment Information
     The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments are reported under the heading Other.
     In the fourth quarter of 2005, the Company changed the composition of its reportable business segments by separating the business that was formerly called the Mortgage Services segment into two segments—the Mortgage Production segment and the Mortgage Servicing segment. All prior period segment information has been revised for comparability to reflect the Company’s new reportable segments presentation.
     Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy Corporation’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with Realogy Corporation’s (formerly Cendant’s) owned real estate brokerage business, NRT Incorporated (“NRT”) and its owned relocation business, Cartus Corporation (“Cartus”), (formerly known as Cendant Mobility Services Corporation), wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of a strategic relationship agreement and marketing agreements entered into in connection with the Spin-Off govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and Realogy’s (formerly Cendant’s) owned settlement services business, Title Resource Group LLC (“TRG”) (formerly known as Cendant Settlement Services Group, Inc.).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
			(In millions)

Mortgage Production segment	$88	$107	$(19)	$(29)	$(26)	$(3)
Mortgage Servicing segment	33	112	(79)	7	87	(80)

Total Mortgage Services	121	219	(98)	(22)	61	(83)
Fleet Management Services segment	428	398	30	24	17	7

Total reportable segments	549	617	(68)	2	78	(76)
Other (2)	—	—	—	—	(42)	42

Total Company	$549	$617	$(68)	$2	$36	$(34)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
	(In millions)

Income from continuing operations before income taxes and minority interest	$1	$36
Minority interest in loss of consolidated entities, net of income taxes	(1)	—

Segment profit	$2	$36

(2)	Expenses reported under the heading Other for the three months ended March 31, 2005 were primarily $41 million of Spin-Off related expenses.
15. Prior Period Adjustments
     As previously disclosed in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K, during the preparation of the Consolidated Financial Statements for the year ended December 31, 2005, the Company determined that it was necessary to restate previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters.

     Certain of these adjustments for corrections of errors restated the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005 and related to the following:

     1.     Goodwill and other intangible assets:

     The Company discovered errors in the accounting for the allocation of the purchase price, and therefore, goodwill and other intangible assets resulting from its 2001 acquisition of Avis Group Holdings, Inc. The goodwill impairment charge originally recorded in the first quarter of 2005 of $239 million ($236 million after tax) was reversed in the restatement.

     2.     Exclusion of reinsurance premiums from capitalized MSRs:

     Prior to the second quarter of 2003, the Company inappropriately capitalized the estimated future cash flows related to mortgage reinsurance premiums as part of its MSRs. The Company ceased capitalizing new mortgage reinsurance premiums in the second quarter of 2003 and the balance of previously capitalized mortgage reinsurance premiums was fully amortized as of the end of 2005. The restatement adjustments for the first quarter of 2005 eliminated the related amortization and increased income from continuing operations before income taxes by $3 million ($2 million after tax).

     3.     Accounting for derivatives and hedging activities:

     The Company’s reevaluation of the application of SFAS No. 133 hedge accounting to certain financial instruments used to hedge interest rate risk resulted in the disallowance of hedge accounting previously used for these hedging arrangements due to inadequate contemporaneous documentation and errors in applying certain other requirements of SFAS No. 133. The effect on the first quarter of 2005 was to decrease income from continuing operations before income taxes by $2 million ($1 million after tax).

     4.     Recognition of motor company monies and depreciation methodologies:

     The restatement corrects the timing of recognition of motor company monies that impact the basis in the Company’s leased assets and therefore Depreciation on operating leases. The effect on the first quarter of 2005 was to increase income from continuing operations before income taxes by $1 million ($1 million after tax).

     5.     Other miscellaneous:

     Adjustments were made to recognize the effects of other miscellaneous errors corrected as part of the restatement, which decreased income from continuing operations before income taxes by $1 million ($0 million after tax) for the first quarter of 2005.

     6.     STARS income tax liability:

     The Company previously recorded an income tax expense in the first quarter of 2005 associated with the Spin-Off relating to a tax liability the Company incurred associated with its distribution of STARS to Cendant in 2002. The restatement corrects this accounting treatment by recording the income tax liability in 2002 as an equity adjustment associated with the distribution of STARS to Cendant and by reversing the income tax expense originally recorded in the first quarter of 2005 of $24 million.

     In addition, certain other adjustments were made which have no net income or equity impact, but restate the classification of prior period amounts. These reclassifications included in the Condensed Consolidated Financial Statements principally relate to the items set forth below:

     1.     Reclassification of Depreciation on operating leases from a contra revenue account to an expense account:

     In previous periods, Depreciation on operating leases was reported as a contra revenue account in the determination of Net revenues. As a result of the restatement adjustments, Depreciation on operating leases is reported as a component of Total expenses rather than as a component of Net revenues and certain items previously reported in Depreciation on operating leases were reclassified to various other revenue and expense line items.

     2.     Reclassification of dealership cost of goods sold from Other income to Other operating expenses:

     In previous periods, both the revenue generated by the Company’s dealership businesses and the associated cost of goods sold was included in Other income, a component of Net revenues. As a result of the restatement adjustments, dealership cost of goods sold was reclassified to Other operating expenses.

     3.     Presentation of cash flow from discontinued operations:

     The Company revised its Condensed Consolidated Statement of Cash Flows to separately disclose the operating, investing and financing cash flows and the effect of exchange rate changes attributable to its discontinued operations.

     4.     Presentation of cash flow activity related to MSRs:

     The Company revised the presentation in its Condensed Consolidated Statement of Cash Flows to include the capitalization of originated MSRs in cash flows from operating activities and purchases of MSRs in cash flows from investing activities.

     5.     Other miscellaneous reclassifications:

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     The following table sets forth the effects of the restatement adjustments on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005. For the three months ended March 31, 2005, the Company’s restatement of its financial statements resulted in increases to Net income, basic earnings per share and diluted earnings per share of $262 million, $4.97 and $4.97, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31, 2005
	As Previously	Effect of
	Reported	Adjustments	As Restated
	(In millions, except per share data)

Revenues
Mortgage fees	$55	$(11)	$44
Fleet management fees	37	—	37

Net fee income	92	(11)	81

Fleet lease income	366	(25)	341

Gain on sale of mortgage loans, net	48	11	59

Depreciation on operating leases	(319)	319	—

Fleet interest expense	(30)	30	—

Mortgage interest income	50	1	51
Mortgage interest expense	(38)	(4)	(42)

Mortgage net finance income	12	(3)	9

Loan servicing income	126	(2)	124
Amortization and valuation adjustments related to mortgage servicing rights, net	(20)	2	(18)

Net loan servicing income	106	—	106

Other income	4	17	21

Net revenues	279	338	617

Expenses
Salaries and related expenses	97	(3)	94
Occupancy and other office expenses	21	(1)	20
Depreciation on operating leases	—	291	291
Fleet interest expense	—	31	31
Other depreciation and amortization	10	—	10
Other operating expenses	75	19	94
Spin-Off related expenses:
Goodwill impairment	239	(239)	—
Other	41	—	41

Total expenses	483	98	581

(Loss) income from continuing operations before income taxes	(204)	240	36
Provision for (benefit from) income taxes	45	(22)	23

(Loss) income from continuing operations	(249)	262	13
Loss from discontinued operations, net of income taxes of $0, $0 and $0	(1)	—	(1)

Net (loss) income	$(250)	$262	$12

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(4.73)	$4.97	$0.24
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(4.75)	$4.97	$0.22

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(4.73)	$4.97	$0.24
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(4.75)	$4.97	$0.22

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 was also restated. The restatement adjustments (decreased) increased cash flows from operating activities and investing activities of continuing operations by $(203) million and $79 million, respectively, for the three months ended March 31, 2005. Cash flows from financing activities of continuing operations for the three months ended March 31, 2005 were not affected by the restatement adjustments.
16. Spin-Off from Cendant
     During the three months ended March 31, 2005, the Company recognized Spin-Off related expenses of $41 million, consisting of a charge of $37 million resulting from the prepayment of debt described more fully below and a charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options described in Note 13, “Stock-Based Compensation.”
     On February 9, 2005, the Company prepaid $443 million aggregate principal amount of outstanding privately placed senior notes in cash at an aggregate prepayment price of $497 million, including accrued and unpaid interest. The prepayment was made to avoid any potential debt covenant compliance issues arising from the distributions made prior to the Spin-Off and the related reduction in the Company’s Stockholders’ equity. The prepayment price included an aggregate make-whole amount of $44 million. During the three months ended March 31, 2005, the Company recorded a net charge of $37 million in connection with this prepayment of debt, which consisted of the $44 million make-whole payment and a write-off of unamortized deferred financing costs of $1 million, partially offset by net interest rate swap gains of $8 million.
17. Discontinued Operations
     As described in Note 1, “Summary of Significant Accounting Policies,” prior to and in connection with the Spin-Off and subsequent to January 1, 2005, the Company underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant. The results of operations of these businesses are presented in the Condensed Consolidated Financial Statements as discontinued operations.
     Summarized statement of operations data for the discontinued operations follows:

	Three Months Ended March 31, 2005
	Fuel Card	Relocation	Total
	(In millions)

Net revenues	$17	$31	$48

(Loss) income before income taxes	$(5)	$4	$(1)
(Benefit from) provision for income taxes	(2)	2	—

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)

18. Subsequent Events
     On April 6, 2006, the Company entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Pricing, transaction terms and financial covenants, including the net worth and ratio of indebtedness to tangible net worth restrictions under the Supplemental Credit Facility were substantially the same as those under the Amended Credit Facility with the addition of a facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
     On May 26, 2006, the Company obtained waivers under its Supplemental Credit Facility and its Amended Credit Facility which extended the deadlines for the delivery of the 2005 annual audited financial statements, the unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and related documents to September 30, 2006 and waived certain other potential breaches.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The obligations under the Mortgage Venture Repurchase Facility are collateralized by underlying mortgage loans and related assets. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
     Effective June 27, 2006, the Company amended the Mortgage Venture’s $350 million secured line of credit to reduce the capacity under this credit facility to $200 million following the execution of the Mortgage Venture Repurchase Facility.
     On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from the Bishop’s Gate Trustee, that certain events of default had occurred under the Bishop’s Gate Indenture. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Bishop’s Gate Trustee with the Company’s and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Bishop’s Gate Liquidity Agreement. The Company sought waivers of any events of default from the holders of the Bishop's Gate Notes as well as the lenders under the Bishop's Gate Liquidity Agreement.
     On July 21, 2006, the Company entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Company’s tender and consent offer discussed below. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on the Company’s senior unsecured debt on January 22, 2007. (See further discussion of the effects of the downgrade below.) The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. The net worth and net ratio of indebtedness to tangible net worth restrictions under the Tender Support Facility are the same as those under the Amended Credit Facility and the Supplemental Credit Facility.
     On July 31, 2006, Cendant executed a spin-off of both Realogy Corporation and Wyndham Worldwide Corporation (the “Cendant Spin-Offs”). The 49.9% ownership in the Mortgage Venture was included in the spin-off of Realogy Corporation, which owns NRT and Cartus and franchises to real estate brokerage companies under the Century 21, Coldwell Banker, ERA and Sotheby’s International Realty brands. On September 1, 2006, Cendant changed its name to Avis Budget Group, Inc. The structure and operation of the Mortgage Venture was not impacted by the Cendant Spin-Offs.
     As of August 15, 2006, the Company received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture waiving any event of default arising as a result of the failure to provide

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
the Bishop’s Gate Trustee with the Company’s 2005 annual audited financial statements, the Company’s unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and certain other documents as required under the Bishop’s Gate Indenture. This Supplemental Indenture also extended the deadline for the delivery of the required financial statements to the Bishop’s Gate Trustee and the rating agencies to the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements were required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also effective on August 15, 2006 was a related waiver of any default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements. See below for a further discussion of debt waivers obtained.
     On September 14, 2006, the Company concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. The Company received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under the Company’s Tender Support Facility to fund the bulk of the tendered MTNs. Upon receipt of the required consents related to the Offer on September 14, 2006, Supplemental Indenture No. 4 to the MTN Indenture (“Supplemental Indenture No. 4”), dated August 31, 2006, between the Company and the MTN Indenture Trustee became effective. Supplemental Indenture No. 4 extended the deadline for the delivery of the Company’s financial statements for the year ended December 31, 2005, the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 31, 2006. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that occurred prior to August 31, 2006 relating to the Company’s financial statements and other delivery requirements.
     On September 19, 2006, the Company obtained waivers under its Amended Credit Facility, Supplemental Credit Facility, the Tender Support Facility and the Bishop’s Gate Liquidity Agreement which extended the deadline for the delivery of the 2005 annual audited financial statements and related documents to November 30, 2006. The waivers also extended the deadline for the delivery of the unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 29, 2006.
     On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate Certificates in accordance with their scheduled maturity dates. Accordingly, availability under the Company’s mortgage warehouse asset-backed debt arrangements was reduced by $451 million. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper by Bishop’s Gate.
     On September 28, 2006, the maturity date of the Mortgage Venture’s $200 million secured line of credit was extended to January 3, 2007.
     On September 29, 2006, the Company received an extension to file its 2005 Form 10-K from the New York Stock Exchange (“NYSE”). This extension allowed for the continued listing of its Common stock through January 2, 2007, subject to review by the NYSE on an ongoing basis. The Company filed its 2005 Form 10-K with the SEC on November 22, 2006.
     On October 30, 2006, the Company further amended the Mortgage Repurchase Facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of the Mortgage Repurchase Facility from $500 million to $750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On December 1, 2006, Chesapeake amended the agreement governing its Series 2006-2 notes to extend the Scheduled Expiry Date to November 30, 2007.
     On December 1, 2006, the Bishop’s Gate Liquidity Agreement was amended to extend its expiration date to November 30, 2007 and reduce the maximum committed borrowings allowed under the agreement from $1.5 billion to $1.0 billion.
     On December 22, 2006, the maturity date of the Mortgage Venture’s $200 million secured line of credit was extended to October 5, 2007.
     On January 22, 2007, Standard & Poor’s removed the Company’s debt ratings from CreditWatch Negative and downgraded its rating on the Company’s senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under the Company’s Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement. After the downgrade, borrowings under the Company’s Amended Credit Facility and Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. In addition, the Amended Credit Facility’s and the Supplemental Credit Facility’s per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps. After the downgrade, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR would become 150 bps and the per annum commitment fee would become 22.5 bps.
     On February 22, 2007, the Supplemental Credit Facility and the Tender Support Facility were amended to extend their expiration dates to December 15, 2007, reduce total commitments to $200 million and $415 million, respectively, and modify the interest rates paid on outstanding borrowings. Pricing under these facilities is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under the agreements, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. As a result of these amendments, borrowings under the Supplemental Credit Facility and the Tender Support Facility bear interest at LIBOR plus a margin of 82.5 bps and 100 bps, respectively. The Supplemental Credit Facility also has a per annum facility fee of 17.5 bps. The amendments eliminated the per annum utilization fee under the Supplemental Credit Facility and the per annum commitment fee under the Tender Support Facility. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively, and the margin over LIBOR under the Tender Support Facility would become 150 bps.
     On March 6, 2007, Chesapeake amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 4, 2008 and increase the maximum borrowings allowed under the agreement from $2.7 billion to $2.9 billion.
     On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE has entered into an agreement to sell the mortgage operations of the Company to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. On March 14, 2007, prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement (the “Rights Agreement”), dated as of January 28, 2005, between the Company and The Bank of New York. The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to approval by the Company’s stockholders, antitrust, state licensing

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, the Company’s stockholders will receive $31.50 per share in cash and shares of the Company’s Common stock will no longer be listed on the NYSE.
     Following the announcement of the Merger in March 2007, two class actions were filed against the Company and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and Directors and their affiliates) holding the Company’s Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement.
     On March 15, 2007 following the announcement of the Merger, the Company’s senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investor Services, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on the Company's senior unsecured long-term debt and other debt will remain at these levels.
     On March 19, 2007, the Company received notice from the NYSE that it would be subject to the procedures specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual as a result of not meeting the deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Section 802.01E of the NYSE’s Listed Company Manual provides, among other things, that the NYSE will monitor the Company and the filing status of its 2006 Form 10-K. If the Company has not filed its 2006 Form 10-K within six months of the filing due date of the 2006 Form 10-K, the NYSE may, in its sole discretion, allow the Company’s securities to be traded for up to an additional six-month trading period or, if the NYSE determines that such additional trading period is not appropriate, it will commence suspension and delisting procedures. In addition, the Company concluded that it will be unable to satisfy the requirements of Section 203.01 of the NYSE Listed Company Manual to distribute its annual report containing its financial statements for the year ended December 31, 2006 to stockholders within 120 days of the 2006 fiscal year end.
     As discussed in Note 9, “Debt and Borrowing Arrangements,” under many of the Company’s Financing Agreements, the Company is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delay in completing the unaudited quarterly financial statements for 2006 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. As discussed above, waivers were obtained to extend certain deadlines. During the fourth quarter of 2006, the Company obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Amended Repurchase Agreements, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waive certain potential breaches of covenants under those instruments and extend the deadlines (the “Extended Deadlines”) for the delivery of its financial statements and related documents to the various lenders under those instruments. With respect to the delivery of the Company’s quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline is March 30, 2007. The Extended Deadline for the delivery of the Company’s quarterly financial statements for the quarter ended September 30, 2006 is April 30, 2007. The Extended Deadline for the delivery of the Company’s financial statements for the year ended December 31, 2006 and the quarter ending March 31, 2007 is June 29, 2007. Due to the existence of material weaknesses in the Company’s internal control over financial reporting and delays in completing the 2005 audited financial statements and the 2006 unaudited quarterly financial statements, the Company has not yet delivered its financial statements for the quarter ended September 30, 2006 and the year ended December 31, 2006 and it remains uncertain whether the Company will be able to deliver its 2007 quarterly financial statements within the deadlines prescribed in its Financing Agreements or by the SEC. If the Company is not able to deliver its financial statements by the deadlines, it intends to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     If the Company is unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due or, in the case of asset-backed debt arrangements, new borrowings may be precluded. Since repayments are required on asset-backed debt arrangements as cash inflows are received relating to the securitized assets, new borrowings are necessary for the Company to continue normal operations. Therefore, unless the Company can obtain any necessary further extensions or negotiate alternative borrowing arrangements, the uncertainty about the Company’s ability to meet its financial statement delivery requirements raises substantial doubt about the Company’s ability to continue as a going concern.
     Under certain of the Financing Agreements, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. The Company has not yet delivered its financial statements for the quarter ended September 30, 2006 and the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than December 31, 2006 and March 16, 2007, respectively, under the MTN Indenture. The MTN Indenture Trustee could provide the Company with a notice of default for its failure to deliver these financial statements. In the event that the Company receives such notice, it would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that the Company will be able to deliver the required financial statements within the cure period or that additional waivers will be obtained.
     The Company also obtained certain waivers and may need to seek additional waivers extending the date for the delivery of the financial statements of its subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. The Company will continue to seek similar waivers as may be necessary in the future.
     There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers the Company has already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on its business operations. The failure to obtain such waivers could have a material and adverse effect on the Company’s business, liquidity and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company”, “PHH”, “we”, “our”, or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 18, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (“Form 10-Q”)); however within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE:CAR) is referred to as “Cendant.” This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” set forth above, “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (our “2005 Form 10-K”) and the risks and uncertainties described in “Item 1A. Risk Factors.”
     All amounts for the three months ended March 31, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this section is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. For additional information on the restatement, see the “Explanatory Note” and Note 15, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. Our review and evaluation of our internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. For additional information regarding the material weaknesses, see “Item 4. Controls and Procedures.”
Overview
     We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans, LLC (“PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) which began operations in October 2005. Our Mortgage Production segment generated 16% of our Net revenues for the three months ended March 31, 2006. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originates. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 6% of our Net revenues for the three months ended March 31, 2006. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 78% of our Net revenues for the three months ended March 31, 2006.
     As of December 31, 2004, we were a wholly owned subsidiary of Cendant that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). See Note 16, “Spin-Off from Cendant” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the Spin-Off.
     Prior to the Spin-Off and subsequent to December 31, 2004, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to us. STARS was previously our wholly owned subsidiary until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within our ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of our ownership structure from December 31, 2002 until it contributed STARS to us as part of the internal reorganization discussed above.

     Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 17, “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information).
     In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant and its former real estate services division, Realogy, that we expect to continue to be material to our business going forward. For a discussion of these agreements and arrangements, see “Item 1. Business—Arrangements with Cendant” and “—Arrangements with Realogy” in our 2005 Form 10-K. Cendant completed the spin-off of its real estate services division (the “Realogy Spin-Off”) effective July 31, 2006. The structure and operation of the Mortgage Venture was not impacted by the Realogy Spin-Off.
     We, through our subsidiary, PHH Broker Partner Corporation (“PHH Broker Partner”), and Realogy, through its subsidiary, Realogy Services Venture Partner Inc. (“Realogy Venture Partner”) (formerly known as Cendant Real Estate Services Venture Partner, Inc.), formed the Mortgage Venture. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT Incorporated (“NRT”), its owned relocation business, Cartus Corporation (“Cartus”) (formerly known as Cendant Mobility Services Corporation), and its owned settlement services business, Title Resource Group LLC (“TRG”) (formerly known as Cendant Settlement Services Group, Inc.). All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. The Mortgage Venture did not materially impact our Condensed Consolidated Financial Statements for the three months ended March 31, 2006 or 2005.
     We contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. The Mortgage Venture is principally governed by the terms of the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (as amended, the “Mortgage Venture Operating Agreement”) and a strategic relationship agreement whereby Realogy and we have agreed on non-competition, indemnification and exclusivity arrangements (the “Strategic Relationship Agreement”). See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement” in our 2005 Form 10-K for a description of the terms of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination, under certain circumstances, including after the twelfth year, upon a two-year notice, or non-renewal by us after 25 years subject to the delivery of notice. In the event that we do not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term. The provisions of the Strategic Relationship Agreement govern the manner in which the Mortgage Venture is recommended by NRT, Cartus and TRG as the exclusive recommended provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Venture Partner (together with their subsidiaries, the “Realogy Entities”) (excluding the independent sales associates of any brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) acting in such capacity), (ii) all customers of Realogy Entities (excluding Realogy Franchisees or any employees or independent sales associate thereof acting in such capacity) and (iii) the U.S.-based employees of Cendant. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement” in our 2005 Form 10-K. We own 50.1% of the Mortgage Venture through PHH Broker Partner and Realogy owns the remaining 49.9% through Realogy Venture Partner.
     The Mortgage Venture is consolidated within our Condensed Consolidated Financial Statements, and Realogy Venture Partner’s interest in the Mortgage Venture is reflected in our Condensed Consolidated Financial Statements as a minority interest. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.
     In the fourth quarter of 2005, we changed the composition of our reportable business segments by separating the business that was formerly called the Mortgage Services segment into two segments — the Mortgage Production segment and the Mortgage Servicing segment. All prior period segment information has been restated to reflect our three reportable segments.
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
     During 2006, we devoted substantial internal and external resources to the completion of our 2005 Form 10-K and related matters. As a result of these efforts, along with efforts to complete our assessment of internal controls over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. An insignificant portion of this amount was recorded in the first quarter of 2006. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, these fees and expenses will remain significantly higher than historical fees and expenses for subsequent periods in 2006, and we expect them to remain significantly higher than historical fees and expenses in 2007.
     On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE has entered into an agreement to sell our mortgage operations to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. The Merger is subject to approval by our stockholders, antitrust, state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, our stockholders will receive $31.50 per share in cash and shares of our Common stock will no longer be listed on the New York Stock Exchange (“NYSE”).

Mortgage Industry Trends

     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. The Federal National Mortgage Association’s (“Fannie Mae’s”) Economic and Mortgage Market Developments estimates that industry originations during 2006 were $2.5 trillion, a 16% decline from 2005. Lower origination volume, ongoing pricing pressures and a flat yield curve have negatively impacted the results of operations of our Mortgage Production and Mortgage Servicing segments for the remainder of 2006. As of January 2007, Economic and Mortgage Market Developments forecasted a decline in industry originations during 2007 of approximately 7% from estimated 2006 levels, due to an 11% expected decline in purchase originations and a 1% expected decline in refinance originations.
     Volatility in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Volatility in interest rates may also result in unexpected changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry could result in more restrictive credit standards that may negatively impact the demand for housing and origination volumes for the mortgage industry. As a result of these factors, we expect that the mortgage industry will become increasingly competitive in 2007 as lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of the delays in the availability of our financial statements, the Merger or otherwise. During the year ended December 31, 2006, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. We expect that these cost-reduction initiatives will favorably impact 2007 results by approximately $40 million.

Fleet Market Trends

     The market size for the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2005, 2004 and 2003 Fact Books. Growth in our Fleet Management Services segment is driven principally by increased fee-based services, increased market share in the large fleet market (greater than 500 units) and increased service provided to the national fleet market (75 to 500 units), which growth we anticipate will be negatively impacted during 2007 by the delays in the availability of our financial statements and the Merger.

Results of Operations — First Quarter 2006 vs. First Quarter 2005
Consolidated Results
     Our consolidated results of continuing operations for the first quarters of 2006 and 2005 were comprised of the following:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change
		(In millions)

Net revenues	$549	$617	$(68)

Expenses:
Spin-Off related expenses	—	41	(41)
Other expenses	548	540	8

Total expenses	548	581	(33)

Income from continuing operations before income taxes and minority interest	1	36	(35)
Provision for income taxes	13	23	(10)

(Loss) income from continuing operations before minority interest	$(12)	$13	$(25)

     During the first quarter of 2006, our Net revenues decreased by $68 million (11%) compared to the first quarter of 2005, due to $79 million and $19 million decreases in our Mortgage Servicing and Mortgage Production segments, respectively, partially offset by a $30 million increase in our Fleet Management Services segment. Our Income from continuing operations before income taxes and minority interest during the first quarter of 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. Our (Loss) income from continuing operations before income taxes and minority interest unfavorably changed by $35 million during the first quarter of 2006 compared to the first quarter of 2005 due to unfavorable changes of $80 million and $4 million in the Mortgage Servicing and Mortgage Production segments, respectively, that were partially offset by the Spin-Off related expenses recorded in 2005, a favorable change of $7 million in the Fleet Management Services segment and a $1 million decrease in other expenses not allocated to our reportable segments.
     During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the first quarter of 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the first quarter of 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.
     We record our interim tax provisions by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the first quarter of 2006, the Provision for income taxes was $13 million and was significantly impacted by a $15 million increase in income tax contingency reserves and a $1 million increase in valuation allowances for state net operating losses (“NOLs”) generated during the first quarter of 2006 for which we believe it is more likely than not that the NOLs will not be realized. In addition, we recorded a state income tax benefit of $4 million. Due to our year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.
     During the first quarter of 2005, the Provision for income taxes was $23 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors and an increase in valuation allowances of

$3 million for state NOLs generated during the first quarter of 2005 for which we believed it was more likely than not that the NOLs would not be realized.
Segment Results
     Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the marketing agreement thereafter began to govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and TRG.

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$88	$107	$(19)	$(29)	$(26)	$(3)
Mortgage Servicing segment	33	112	(79)	7	87	(80)

Total Mortgage Services	121	219	(98)	(22)	61	(83)
Fleet Management Services segment	428	398	30	24	17	7

Total reportable segments	549	617	(68)	2	78	(76)
Other (2)	—	—	—	—	(42)	42

Total Company	$549	$617	$(68)	$2	$36	$(34)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
	(In millions)

Income from continuing operations before income taxes and minority interest	$1	$36
Minority interest in loss of consolidated entities, net of income taxes	(1)	—

Segment profit	$2	$36

(2)	Expenses reported under the heading Other for the three months ended March 31, 2005 were primarily $41 million of Spin-Off related expenses.
     Mortgage Production Segment
     Net revenues decreased by $19 million (18%) in the first quarter of 2006 compared to the first quarter of 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $14 million, $2 million, $2 million and $1 million in Mortgage fees, Gain on sale of mortgage loans, net, Mortgage net finance income and Other income, respectively.
     Segment loss increased by $3 million (12%) in the first quarter of 2006 compared to the first quarter of 2005 driven by the $19 million decrease in Net revenues, which was partially offset by a $15 million (11%) decrease in Total expenses. In addition, during the first quarter of 2006, the Mortgage Production segment recognized a

$1 million Minority interest in loss of consolidated entities, net of income taxes. The $15 million reduction in Total expenses was primarily due to decreases in Salaries and related expenses of $9 million and Other operating expenses of $6 million.
     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$7,205	$6,815	$390	6%
Fee-based closings	2,036	2,600	(564)	(22)%

Total closings	$9,241	$9,415	$(174)	(2)%

Purchase closings	$6,158	$6,158	$—	—
Refinance closings	3,083	3,257	(174)	(5)%

Total closings	$9,241	$9,415	$(174)	(2)%

Fixed rate	$4,857	$3,828	$1,029	27%
Adjustable rate	4,384	5,587	(1,203)	(22)%

Total closings	$9,241	$9,415	$(174)	(2)%

Number of loans closed (units)	46,416	46,724	(308)	(1)%

Average loan amount	$199,091	$201,502	$(2,411)	(1)%

Loans sold	$7,278	$6,416	$862	13%

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Mortgage fees	$30	$44	$(14)	(32)%

Gain on sale of mortgage loans, net	57	59	(2)	(3)%

Mortgage interest income	40	33	7	21%
Mortgage interest expense	(39)	(30)	(9)	(30)%

Mortgage net finance income	1	3	(2)	(67)%

Other income	—	1	(1)	(100)%

Net revenues	88	107	(19)	(18)%

Salaries and related expenses	55	64	(9)	(14)%
Occupancy and other office expenses	12	13	(1)	(8)%
Other depreciation and amortization	6	5	1	20%
Other operating expenses	45	51	(6)	(12)%

Total expenses	118	133	(15)	(11)%

Loss before income taxes	(30)	(26)	(4)	(15)%
Minority interest in loss of consolidated entities, net of income taxes	(1)	—	(1)	n/m (1)

Segment loss	$(29)	$(26)	$(3)	(12)%

(1)	n/m — Not meaningful.
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
     Mortgage fees decreased by $14 million (32%) from the first quarter of 2005 to the first quarter of 2006. This decrease was primarily attributable to the decline in fee-based closings of $564 million (22%), partially offset by a $390 million (6%) increase in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in brokered loan production as well as a decrease in fee-based closings from our financial institution clients during the first quarter of 2006 compared to the first quarter of 2005. The $174 million (2%) decline in total closings from the first quarter of 2005 to the first quarter of 2006 was attributable to a decline in refinancing activity. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise.
     Gain on Sale of Mortgage Loans, Net
     Gain on sale of mortgage loans, net consists of the following:
▪	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

▪	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment; and

▪	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.
     The components of Gain on sale of mortgage loans, net were as follows:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Gain on loans sold	$48	$46	$2	4%
Initial value of capitalized servicing	92	77	15	19%
Recognition of deferred fees and costs, net	(83)	(64)	(19)	(30)%

Gain on sale of mortgage loans, net	$57	$59	$(2)	(3)%

     Gain on sale of mortgage loans, net decreased by $2 million (3%) from the first quarter of 2005 to the first quarter of 2006. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $17 million from the first quarter of 2005 to the first quarter of 2006 due to $26 million decline in margins on loans sold that was partially offset by a $9 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $9 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $10 million during the first quarter of 2005 to $1 million during the first quarter of 2006. A $15 million increase in the initial value of capitalized servicing was caused by a higher volume of loans sold and an increase of 6 basis points (“bps”) in the capitalized servicing rate in the first quarter of 2006 compared to the first quarter of 2005.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on mortgage loans held for sale (“MLHS”) and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $2 million (67%) in the first quarter of 2006 compared to the first quarter of 2005 due to a $9 million increase in Mortgage interest expense that was partially offset by a $7 million increase in Mortgage interest income. The $9 million increase in Mortgage interest expense was attributable to increases of $6 million due to a higher cost of funds from our outstanding borrowings and $3 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At March 31, 2006 and 2005, one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 4.95% and 2.93%, respectively, an increase of 202 bps. The $7 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale and higher average loans held for sale.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $9 million (14%) in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a decrease in average staffing levels due to lower origination volumes and employee attrition. The decrease in Salaries and related expenses is also attributable to an increase in deferred commission expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the first quarter of 2006 in comparison to the first quarter of 2005. The increased expense deferrals caused a $4 million decrease in Salaries and related expenses during the first quarter of 2006 compared to the first quarter of 2005.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $6 million (12%) during the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily attributable to a 2% decrease in total closings during the first quarter of 2006 compared to those closed during the first quarter of 2005, as well as an increase in deferred expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the first quarter of 2006 in comparison to the first quarter of 2005.
     Mortgage Servicing Segment
     Net revenues decreased by $79 million (71%) in the first quarter of 2006 compared to the first quarter of 2005. As discussed in greater detail below, an unfavorable change in Amortization and valuation adjustments related to mortgage servicing rights, net of $94 million was partially offset by increases in Mortgage net finance income of $9 million and Loan servicing income of $6 million.

     Segment profit decreased by $80 million (92%) in the first quarter of 2006 compared to the first quarter of 2005 driven by the $79 million decrease in Net revenues and a $1 million (4%) increase in Total expenses. The $1 million increase in Total expenses was due to increases of $2 million in Other operating expenses and $1 million in Occupancy and other office expenses that were partially offset by a $2 million decrease in Other depreciation and amortization.
     The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2006	2005	Change	% Change
	(In millions)

Average loan servicing portfolio	$157,931	$145,974	$11,957	8%

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Mortgage interest income	36	18	18	100%
Mortgage interest expense	(21)	(12)	(9)	(75)%

Mortgage net finance income	15	6	9	150%

Loan servicing income	130	124	6	5%

Amortization and recovery of impairment of mortgage servicing rights	—	10	(10)	(100)%
Change in fair value of mortgage servicing rights	68	—	68	n/m (1)
Net derivative loss related to mortgage servicing rights	(180)	(28)	(152)	(543)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(112)	(18)	(94)	(522)%

Net loan servicing income	18	106	(88)	(83)%

Net revenues	33	112	(79)	(71)%

Salaries and related expenses	9	9	—	—
Occupancy and other office expenses	3	2	1	50%
Other depreciation and amortization	—	2	(2)	(100)%
Other operating expenses	14	12	2	17%

Total expenses	26	25	1	4%

Segment profit	$7	$87	$(80)	(92)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $9 million (150%) in the first quarter of 2006 compared to the first quarter of 2005, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the first quarter of 2006 compared to the first quarter of 2005 since the escrow balances earn income based upon one-month LIBOR.

     Loan Servicing Income
     Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly owned reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”). Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is average loan servicing portfolio.
     The components of Loan servicing income were as follows:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Net service fee revenue	$122	$116	$6	5%
Late fees and other ancillary servicing revenue	10	8	2	25%
Curtailment interest paid to investors	(11)	(10)	(1)	(10)%
Net reinsurance income	9	10	(1)	(10)%

Loan servicing income	$130	$124	$6	5%

     Loan servicing income increased by $6 million (5%) in the first quarter of 2006 from the first quarter of 2005. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 8% increase in the average loan servicing portfolio during the first quarter of 2006 compared to the first quarter of 2005.
     Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net
     Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and recovery of impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative loss related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $94 million (522%) from the first quarter of 2005 to the first quarter of 2006 was attributable to a $152 million unfavorable change in net derivative losses between periods and $10 million of Amortization and recovery of impairment of mortgage servicing rights recorded in the first quarter of 2005 that were partially offset by a $68 million increase in the fair value of mortgage servicing rights recorded during the first quarter of 2006. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.
     Amortization and Recovery of Impairment of Mortgage Servicing Rights: Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During the first quarter of 2005, we recorded $102 million of amortization of MSRs and a $112 million recovery of impairment of MSRs.
     Change in Fair Value of Mortgage Servicing Rights: The fair value of our MSRs is estimated based upon estimates of expected future cash flows from our MSRs considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The MSRs valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.

     The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During the first quarter of 2006, the fair value of our MSRs was reduced by $84 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $152 million. This favorable change was primarily due to the increase in mortgage interest rates during the first quarter of 2006 leading to lower expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates, increased by 46 bps during the first quarter of 2006. During the first quarter of 2005, the 10-year Treasury rate increased by 28 bps.
     Net Derivative Loss Related to Mortgage Servicing Rights: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.
     During the first quarter of 2006, the value of derivatives related to our MSRs decreased by $180 million. During the first quarter of 2005, the value of derivatives related to our MSRs decreased by $28 million. As described below, our net results from MSRs risk management activities were a loss of $28 million and a gain of $57 million during the first quarters of 2006 and 2005, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at March 31, 2006.
     The following table outlines Net (loss) gain on MSRs risk management activities:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated
	(In millions)

Net derivative loss related to mortgage servicing rights	$(180)	$(28)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	152	—
Recovery of impairment of mortgage servicing rights	—	112
Application of amortization rate to the valuation allowance	—	(27)

Net (loss) gain on MSRs risk management activities	$(28)	$57

     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $2 million (17%) during the first quarter of 2006 compared to the first quarter of 2005. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse.
     Fleet Management Services Segment
     Net revenues increased by $30 million (8%) in the first quarter of 2006 compared to the first quarter of 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $27 million in Fleet lease income and $3 million in Fleet management fees.

     Segment profit increased by $7 million (41%) in the first quarter of 2006 compared to the first quarter of 2005 due to the $30 million increase in Net revenues, partially offset by a $23 million (6%) increase in Total expenses. The $23 million increase in Total expenses was due to increases of $15 million, $12 million and $1 million in Depreciation on operating leases, Fleet interest expense and Salaries and related expenses, respectively, that were partially offset by a decrease of $5 million in Other operating expenses.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended March 31,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	331	322	9	3%
Maintenance service cards	343	335	8	2%
Fuel cards	324	317	7	2%
Accident management vehicles	331	330	1	—

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Fleet management fees	$40	$37	$3	8%
Fleet lease income	368	341	27	8%
Other income	20	20	—	—

Net revenues	428	398	30	8%

Salaries and related expenses	21	20	1	5%
Occupancy and other office expenses	5	5	—	—
Depreciation on operating leases	306	291	15	5%
Fleet interest expense	43	31	12	39%
Other depreciation and amortization	3	3	—	—
Other operating expenses	26	31	(5)	(16)%

Total expenses	404	381	23	6%

Segment profit	$24	$17	$7	41%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $3 million (8%) in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increases in revenue from our principal fee-based products, which accounted for approximately $2 million of the increase. Individual fees increased in line with our unit count growth. Total growth benefited from increased spending in maintenance services, fuel cards and accident management vehicles.
     Fleet Lease Income
     Fleet lease income increased by $27 million (8%) during the first quarter of 2006 compared to the first quarter of 2005 due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, increased billings due to higher interest rates on variable-interest rate leases and new leases increased Fleet lease income.

     Other Income
     Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. During the first quarter of 2006, Other income remained at the same level as during the first quarter of 2005.
     Salaries and Related Expenses
     Salaries and related expenses increased by $1 million (5%) in the first quarter of 2006 compared to the first quarter of 2005, primarily due to annual compensation increases and increased staffing levels.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the first quarter of 2006 increased by $15 million (5%) compared to the first quarter of 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the first quarter of 2006, which are accounted for as adjustments to the basis of the leased units and increase as volumes increase.
     Fleet Interest Expense
     Fleet interest expense increased by $12 million (39%) during the first quarter of 2006 compared to the first quarter of 2005, primarily due to rising short-term interest rates.
     Other Operating Expenses
     Other operating expenses decreased by $5 million (16%) during the first quarter of 2006 compared to the first quarter of 2005, primarily due to a decrease in cost of goods sold as a result of a reduction in lease syndication volume that was partially offset by a loss on extinguishment of debt.
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
     Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next twelve months. Aggregate capital expenditures during the year ended December 31, 2006 were approximately $27 million.

Cash Flows
     At March 31, 2006, we had $143 million of Total Cash and cash equivalents, an increase of $36 million from $107 million at December 31, 2005. The following table summarizes the changes in Total Cash and cash equivalents during the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
		2005
		As
	2006	Restated	Change
	(In millions)

Cash provided by (used in) continuing operations:
Operating activities	$432	$(21)	$453
Investing activities	(483)	59	(542)
Financing activities	87	(242)	329

Net cash provided by (used in) continuing operations	36	(204)	240

Cash used in discontinued operations:
Operating activities	—	184	(184)
Investing activities	—	(30)	30
Financing activities	—	(242)	242

Net cash used in discontinued operations	—	(88)	88

Net increase (decrease) in Cash and cash equivalents	$36	$(292)	$328

     Continuing Operations
     Operating Activities
     During the first quarter of 2006, we generated $453 million more cash from operating activities than the first quarter of 2005 as net cash inflows related to the origination and sale of mortgage loans during the first quarter of 2006 were $315 million higher than the net cash outflows that occurred during the first quarter of 2005. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the first quarter of 2006, we used $542 million more cash in investing activities than during the first quarter of 2005. During the first quarter of 2005, we redeemed $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse asset-backed debt arrangement, which caused a significant decrease in Restricted cash during that period. The remaining increase in cash used in investing activities was primarily attributable to a decrease of $304 million in net settlement proceeds for derivatives related to MSRs and an $83 million increase in cash used by our Fleet Management Services segment to acquire vehicles that were partially offset by a $196 million decrease in cash paid on derivatives related to MSRs.
     Financing Activities
     During the first quarter of 2006, we generated $329 million more cash from financing activities than during the first quarter of 2005. During the first quarter of 2006, we recorded $4.5 billion of higher proceeds from borrowings, primarily due to borrowings incurred to redeem the Chesapeake Finance Holdings LLC (“Chesapeake Finance”) and Terrapin Funding LLC (“Terrapin”) debt. This increase in cash provided by financing activities was partially offset by $3.9 billion more cash used for the repayment of debt, including the repayment of $3.2 billion of outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance and Terrapin and a $159 million lower increase in net short-term borrowings during the first quarter of 2006 compared to the first quarter of 2005. In addition, during the first quarter of 2005, we recorded a $100 million cash contribution from Cendant related to the Spin-Off.

     Discontinued Operations
     During the first quarter of 2005, our discontinued operations generated (used) $184 million, $(30) million and $(242) million of cash from operating activities, investing activities and financing activities, respectively. The discontinued operations were distributed to our former parent company, Cendant, during the first quarter of 2005.
Secondary Mortgage Market
     We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”). We also issue non-agency (or non-conforming) MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission (the “SEC”), and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.
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
Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2006	2005
	(In millions)

Restricted cash	$443	$497
Mortgage loans held for sale, net	2,286	2,395
Net investment in fleet leases	4,082	3,966
Mortgage servicing rights, net	2,073	1,909
Investment securities	38	41

Assets under management programs	$8,922	$8,808

     The following tables summarize the components of our indebtedness at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$800	$1,049	$1,849
Variable funding notes	3,347	201	—	3,548
Subordinated debt	—	101	—	101
Commercial paper	—	76	829	905
Borrowings under credit facilities	—	281	96	377
Other	12	36	6	54

	$3,359	$1,495	$1,980	$6,834

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

     Asset-Backed Debt
     Vehicle Management Asset-Backed Debt
     As of December 31, 2005, vehicle management asset-backed debt primarily represented variable-rate term notes and variable funding notes issued by Chesapeake Funding LLC, a wholly owned subsidiary. Variable-rate term notes and variable funding notes outstanding under this arrangement as of December 31, 2005 aggregated $3.0 billion. As of December 31, 2005, subordinated notes issued by Terrapin, a consolidated entity, aggregated $367 million. This debt was issued to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations.
     On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance, and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. We recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006.
     As of March 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.3 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of March 31, 2006 was collateralized by approximately $4.0 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of March 31, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.1% and 4.8% as of March 31, 2006 and December 31, 2005, respectively.
     On December 1, 2006, Chesapeake amended the agreement governing its Series 2006-2 notes to extend the Scheduled Expiry Date to November 30, 2007.
     On March 6, 2007, Chesapeake amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 4, 2008 and increase the maximum borrowings allowed under the agreement from $2.7 billion to $2.9 billion.
     The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt or (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent.
     As of March 31, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and we had $353 million of unused capacity available.
     Mortgage Warehouse Asset-Backed Debt
     Bishop’s Gate is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both March 31, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $800 million. The Bishop’s Gate Notes are variable-rate instruments and, as of March 31, 2006, were scheduled to mature between September 2006 and November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of March 31, 2006 and December 31, 2005 was 5.0% and 4.7%, respectively. As of both March 31, 2006 and December 31, 2005, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $101 million. As of March 31, 2006, the Bishop’s Gate Certificates were primarily variable-rate instruments and were scheduled to mature between September 2006 and May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of March 31, 2006 and December 31, 2005 was 6.1% and 5.8%, respectively. As of March 31, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $76 million and $84 million, respectively. As of March 31, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of March 31, 2006, were scheduled to mature in April 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of March 31, 2006 and December 31, 2005 was 4.9% and 4.3%, respectively. As of March 31, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet.

     On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate Certificates in accordance with their scheduled maturity dates. Accordingly, availability under our mortgage warehouse asset-backed debt arrangements was reduced by $451 million. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper by Bishop’s Gate.
     On December 1, 2006, the Bishop’s Gate Liquidity Agreement was amended to extend its expiration date to November 30, 2007 and reduce the maximum committed borrowings allowed under the agreement from $1.5 billion to $1.0 billion.
     As of March 27, 2007, Bishop’s Gate’s commercial paper was rated A1/P1/F1, the Bishop’s Gate Notes were rated AAA/Aaa/AAA and the Bishop’s Gate Certificates were rated BBB/Baa2/BBB by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt; (iii) our inability to access the secondary market for mortgage loans or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations, (b) we declare bankruptcy or become insolvent or (c) our senior unsecured credit ratings fall below BB+ or Ba1 by Standard and Poor’s and Moody’s Investors Service, respectively.
     We also maintain a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary. We generally use this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. As of March 31, 2006 and December 31, 2005, borrowings under this variable-rate facility were $201 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $225 million, included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2006, and is funded by a multi-seller conduit. As of March 31, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 4.9% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007.
     On October 30, 2006, we further amended the Mortgage Repurchase Facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of the Mortgage Repurchase Facility from $500 million to $750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay our general obligations.
     On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The obligations under the Mortgage Venture Repurchase Facility are collateralized by underlying mortgage loans and related assets. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
     The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. The capacity of this line of credit was $350 million as of March 31, 2006. Borrowings outstanding under this line of credit were $269 million and $177 million as of March 31, 2006 and December 31, 2005, respectively, and, as of March 31, 2006, were collateralized by underlying mortgage loans and related assets of $338 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. Effective June 27, 2006, we amended this agreement to reduce the capacity under this credit facility to $200 million following the execution of the Mortgage Venture Repurchase Facility. This variable-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 5.7% and 5.2% on March 31, 2006 and December 31, 2005, respectively. On September 28, 2006, the maturity date of this facility was extended to January 3, 2007, and on December 22, 2006, it was extended again to October 5, 2007.
     As of March 31, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.3 billion, and we had approximately $1.8 billion of unused capacity available.
Unsecured Debt
     The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of March 31, 2006, we had a total of approximately $1.9 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of March 27, 2007 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings
Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2
     On January 22, 2007, Standard & Poor’s removed our debt ratings from CreditWatch Negative and downgraded its ratings on our senior unsecured long-term debt from BBB to BBB- and our short-term debt from A-2 to A-3. As of February 28, 2007, the ratings outlooks on our senior unsecured long-term debt provided by Moody’s Investors Service and Standard & Poor’s were Negative and Fitch Ratings was Rating Watch Negative.
     On March 15, 2007 following the announcement of the Merger, our senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investor Services, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.
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
     Term Notes
     The outstanding carrying value of term notes at March 31, 2006 and December 31, 2005 consisted of $1.0 billion and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN

Indenture Trustee”) that mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of March 31, 2006 and December 31, 2005 was 6.7% and 6.8%, respectively.
     On September 14, 2006, we concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. We received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under our Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs.
     Commercial Paper
     Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $829 million and $747 million as of March 31, 2006 and December 31, 2005, respectively. This commercial paper is primarily fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of March 31, 2006 and December 31, 2005 was 5.1% and 4.7%, respectively.
     Credit Facilities
     As of December 31, 2005, we were party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, we entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to our Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of March 31, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Amended Credit Facility after the downgrade bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps. Borrowings under the Amended Credit Facility were $96 million as of March 31, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.
     On April 6, 2006, we entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Pricing, transaction terms and financial covenants, including the net worth and ratio of indebtedness to tangible net worth restrictions under the Supplemental Credit Facility were substantially the same as those under the Amended Credit Facility both before and after the Standard & Poor’s rating downgrade until the amendment of the Supplemental Credit Facility described below with the addition of a facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
     On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce total commitments to $200 million and modify the interest rates paid on outstanding borrowings. Pricing is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service and Standard & Poor’s are not equivalent to each other, the higher credit rating assigned by them determines pricing under the agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee is 17.5 bps. The amendment eliminated the per annum utilization fee. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR would become 127.5 bps and the per annum facility fee would become 22.5 bps.
     On July 21, 2006, we entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on our senior unsecured debt on January 22, 2007. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Tender Support Facility after the downgrade bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. The net worth and net ratio of indebtedness to tangible net worth restrictions under the Tender Support Facility are the same as those under the Amended Credit Facility and the Supplemental Credit Facility.
     On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce total commitments to $415 million and modify the interest rates paid on outstanding borrowings. As a result of this amendment, borrowings under the Tender Support Facility bear interest at LIBOR plus a margin of 100 bps. The amendment eliminated the per annum commitment fee. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR would become 150 bps.
     We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.
     Debt Maturities
     The following table provides the contractual maturities of our indebtedness at March 31, 2006 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,140	$835	$1,975
Between one and two years	1,068	445	1,513
Between two and three years	1,404	6	1,410
Between three and four years	683	—	683
Between four and five years	389	102	491
Thereafter	170	592	762

	$4,854	$1,980	$6,834

     As of March 31, 2006, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,712	$3,359	$353
Mortgage warehouse	3,303	1,495	1,808
Unsecured Committed Credit Facilities (2)	1,302	927	375

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)
Available capacity reflects a reduction in availability due to an allocation against the facilities of $829 million which fully supports the outstanding unsecured commercial paper issued by us as of March 31, 2006. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility.

     Beginning on March 16, 2006, access to our shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC.
     Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At March 31, 2006, we were in compliance with all of our financial covenants related to our debt arrangements. (See below for further discussion of compliance with our debt covenants.)
     Under many of our financing, servicing, hedging and related agreements and instruments (collectively, our “Financing Agreements”), we are required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delay in completing the unaudited quarterly financial statements for 2006 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants.
     On March 17, 2006, we obtained waivers under our Amended Credit Facility and our Bishop’s Gate Liquidity Agreement which extended the deadlines for the delivery of our 2005 annual audited financial statements, our unaudited financial statements for the quarter ended March 31, 2006 and related documents to June 15, 2006 and waived certain other potential breaches.
     On May 26, 2006, we obtained waivers under our Supplemental Credit Facility and our Amended Credit Facility which extended the deadlines for the delivery of our 2005 annual audited financial statements, our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and related documents to September 30, 2006 and waived certain other potential breaches.
     On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from the Bishop’s Gate Trustee, that certain events of default had occurred under the Bishop’s Gate Indenture. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Bishop’s Gate Trustee with our and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture.

While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Bishop’s Gate Liquidity Agreement. We sought waivers of any events of default from the holders of the Bishop's Gate Notes as well as the lenders under the Bishop's Gate Liquidity Agreement.
     As of August 15, 2006, we received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture waiving any event of default arising as a result of the failure to provide the Bishop’s Gate Trustee with our 2005 annual audited financial statements, our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and certain other documents as required under the Bishop’s Gate Indenture. This Supplemental Indenture also extended the deadline for the delivery of the required financial statements to the Bishop’s Gate Trustee and the rating agencies to the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements were required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also effective August 15, 2006 was a related waiver of any default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements.
     Upon receipt of the required consents related to the Offer on September 14, 2006, Supplemental Indenture No. 4 to the MTN Indenture (“Supplemental Indenture No. 4”), dated August 31, 2006, between us and the MTN Indenture Trustee became effective. Supplemental Indenture No. 4 extended the deadline for the delivery of our financial statements for the year ended December 31, 2005, the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 31, 2006. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that occurred prior to August 31, 2006 relating to our financial statements and other delivery requirements.
     On September 19, 2006, we obtained waivers under our Amended Credit Facility, Supplemental Credit Facility, our Tender Support Facility and our Bishop’s Gate Liquidity Agreement which extended the deadline for the delivery of our 2005 annual audited financial statements and related documents to November 30, 2006. The waivers also extended the deadline for the delivery of our unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 29, 2006.
     During the fourth quarter of 2006, we obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Amended Repurchase Agreements, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waive certain potential breaches of covenants under those instruments and extend the deadlines (the “Extended Deadlines”) for the delivery of our financial statements and related documents to the various lenders under those instruments. With respect to the delivery of our quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline is March 30, 2007. The Extended Deadline for the delivery of our quarterly financial statements for the quarter ended September 30, 2006 is April 30, 2007. The Extended Deadline for the delivery of our financial statements for the year ended December 31, 2006 and the quarter ending March 31, 2007 is June 29, 2007.
     We may require additional waivers in the future if we are unable to meet the deadlines for the delivery of our financial statements. If we are not able to deliver our financial statements by the deadlines, we intend to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers. Our independent registered public accounting firm’s audit report with respect to the Consolidated Financial Statements included in our 2005 Form 10-K contained an explanatory paragraph stating that the uncertainty about our ability to comply with certain of our Financing Agreements’ covenants relating to the timely filing of our financial statements raises substantial doubt about our ability to continue as a going concern.
     If we are unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due or, in the case of asset-backed debt arrangements, new borrowings may be precluded. Since repayments are required on asset-backed debt arrangements as cash inflows are received relating to the securitized assets, new borrowings are necessary for us to continue normal operations. Therefore, unless we can obtain any necessary further extensions or negotiate alternative borrowing arrangements, the uncertainty about our ability to meet our financial statement delivery requirements raises substantial doubt about our ability to continue as a going concern.
     Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the quarter ended September 30, 2006 and the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than December 31, 2006 and March 16, 2007, respectively, under the MTN Indenture. The MTN Indenture Trustee could provide us with a notice of default for our failure to deliver these financial statements. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that we will be able to deliver the required financial statements within the cure period or that additional waivers will be obtained.
     We also obtained certain waivers and may need to seek additional waivers extending the date for the delivery of the financial statements of our subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. We will continue to seek similar waivers as may be necessary in the future.
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

Critical Accounting Policies
     There have not been any significant changes to the critical accounting policies discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2005 Form 10-K, except as discussed below.
Mortgage Servicing Rights
     Effective January 1, 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156: (i) clarifies when a servicing asset or servicing liability should be recognized; (ii) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (iii) subsequent to initial measurement, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities and (iv) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights.
     As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. We have elected the fair value measurement method for subsequently measuring our servicing rights. The election of the fair value measurement method will subject our earnings to increases and decreases in the value of our servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and recovery of impairment of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2005.
     The adoption of SFAS No. 156 on January 1, 2006 did not have a material impact on our Condensed Consolidated Financial Statements as all of the servicing asset strata were impaired as of December 31, 2005.
Recently Issued Accounting Pronouncements
     For detailed information regarding recently issued accounting pronouncements and the expected impact on our business, see Note 2, “Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. We anticipate that such interest rates will remain a primary market risk for the foreseeable future.
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

Other Mortgage-Related Assets
     Our other mortgage-related assets are subject to interest rate and price risk created by (i) our commitments to fund mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets). We use a combination of forward delivery commitments and option contracts to economically hedge our commitments to fund mortgages. Interest rate and price risk related to MLHS are hedged with mortgage forward delivery commitments. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.
Indebtedness
     The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchase option features.
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
     While the majority of the mortgage loans serviced by us are sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $4.5 billion as of March 31, 2006. In addition, the outstanding balance of loans sold with recourse by us was $599 million as of March 31, 2006.
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
     As of March 31, 2006, we had a liability of $31 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.
     Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of March 31, 2006, we provided such mortgage reinsurance for approximately $11.0 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $737 million as of March 31, 2006. We are required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2006. As of March 31, 2006, a liability of $14 million was recorded in Other liabilities in our Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

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
     As of March 31, 2006 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
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
     We utilize a probability weighted option adjusted spread (“OAS”) model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations and non-parallel shifts in the spread relationships between MBS, swaps and Treasury rates. For mortgage loans, IRLCs, forward delivery commitments and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
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
     We used March 31, 2006 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2006 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage Assets
Mortgage loans held for sale, net	$33	$18	$10	$(11)	$(22)	$(48)
Interest rate lock commitments	50	32	19	(26)	(58)	(138)
Forward loan sale commitments	(73)	(42)	(22)	24	51	108
Options	(48)	(20)	(8)	7	14	30

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(38)	(12)	(1)	(6)	(15)	(48)

Mortgage servicing rights, net	(532)	(248)	(117)	100	183	303
Mortgage servicing rights derivatives	406	170	76	(57)	(97)	(144)

Total Mortgage servicing rights, net and related derivatives	(126)	(78)	(41)	43	86	159

Mortgage-backed securities	1	1	—	—	(1)	(1)

Total Mortgage Assets	(163)	(89)	(42)	37	70	110
Total Vehicle Assets	22	11	5	(5)	(11)	(21)
Total Liabilities	(22)	(11)	(5)	5	11	21

Total, net	$(163)	$(89)	$(42)	$37	$70	$110

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2005 Form 10-K filed with the SEC on November 22, 2006. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in the 2005 Form 10-K, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As more fully set forth in “Item 9A. Controls and Procedures,” of the 2005 Form 10-K, although management was unable to complete its review and testing of certain information technology controls, it identified five material weaknesses (the “2005 Material Weaknesses”) and concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     In conducting its assessment of internal control over financial reporting as of December 31, 2005, management was unable to complete its review and testing of certain controls for information technology systems operated by a third party and provided in support of our financial reporting, general ledger, accounts payable, accounts receivable, customer billing and human resource and payroll system processes (the “Outsourced IT Services”). Pursuant to our transition services agreement, dated January 31, 2005 with Cendant, Cendant provided certain information technology services to us following the Spin-Off, including maintaining the software, databases and servers for the Outsourced IT Services. The servers were housed in a data center operated by a third party with whom we did not have a separate contractual arrangement. In addition, we did not complete all necessary testing of our internal controls over the human resource and payroll processes (the “HR Processes”) in 2005 prior to a material change in our control environment resulting from the transition of the HR Processes from Cendant to a third-party payroll processing provider, effective January 1, 2006, and were unable to recreate this control environment following the transition. Because we were unable to complete our review and testing of all the internal controls surrounding the Outsourced IT Services and HR Processes, there can be no assurance that there were not additional material weaknesses relating to the Outsourced IT Services and HR Processes.
     Management identified five material weaknesses in our internal control over financial reporting as of December 31, 2005:
     I. We did not have adequate controls in place to establish and maintain an effective control environment. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:
▪
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

▪
We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (“GAAP”) and in internal control over financial reporting commensurate with our financial reporting obligations.

▪
We did not maintain sufficient, formalized and consistent finance and accounting policies nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

▪
We did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication to provide reasonable assurance that we were in compliance with existing policies and procedures.

▪	We did not establish and maintain a sufficient internal audit function and did not complete an adequate fraud risk assessment to determine the appropriate internal audit scope.
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
     II. We did not maintain effective controls, including monitoring, to provide reasonable assurance that our financial closing and reporting process was timely and accurate. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:
▪	We did not maintain sufficient, formalized written policies and procedures governing the financial closing and reporting process.

▪
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

▪
We did not maintain effective controls over the recording of journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

▪
We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed supporting documentation and that reconciliations of accounts were properly performed, reviewed and approved.

     III. We did not maintain effective controls, including policies and procedures, over accounting for certain derivative financial instruments in accordance with SFAS No. 133. Specifically, we identified the following deficiencies in the process of accounting for derivative instruments that in the aggregate constituted a material weakness:
▪
In our transition to an independent, publicly traded company, we did not implement effective policies and procedures to transition the responsibilities related to ongoing monitoring of debt-related derivative transactions and the application of appropriate accounting for debt-related derivative transactions to our corporate treasury and accounting functions.

▪
We did not establish and maintain sufficient policies and procedures relating to the application of the proper accounting treatment for derivative financial instruments and we did not maintain sufficient documentation to meet the criteria for hedge accounting treatment under SFAS No. 133.

▪	We did not monitor and maintain adequate documentation relating to compliance with existing policies and procedures to provide reasonable assurance of the proper accounting treatment for derivatives.
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
▪
We did not maintain effective policies and procedures to provide reasonable assurance that management oversight and review procedures were adequately performed for the proper reporting of income taxes in our Consolidated Financial Statements.

▪
We did not maintain effective controls over the calculation, recording and reconciliation of federal and state income taxes to provide reasonable assurance of the appropriate accounting treatment in our Consolidated Financial Statements.

     Because of these material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, where necessary, so that our Condensed Consolidated Financial Statements for the period covered by this Form 10-Q are presented in accordance with GAAP. These procedures included, among other things, validating data to independent source documentation; reviewing our existing contracts to determine proper financial reporting; performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.
     Furthermore, we have concluded that our disclosure controls and procedures for the quarter ended June 30, 2006 were not effective. We also anticipate that our disclosure controls and procedures for the quarter ended September 30, 2006, the year ended December 31, 2006 and the quarter ending March 31, 2007 will be determined not to be effective.

Status of Management’s Assessment of Internal Controls as of December 31, 2006
     We have not completed our assessment of internal control over financial reporting as of December 31, 2006, as required by Section 404 of SOX. We have, however, identified a number of significant deficiencies, some of which, alone or in the aggregate with other significant deficiencies, have been classified as material weaknesses by management. Based upon our evaluation as of the filing date of this Form 10-Q, we do not expect to conclude that the 2005 Material Weaknesses were fully remediated as of December 31, 2006. As a result, we expect to conclude that our internal control over financial reporting as of December 31, 2006 was not effective. In addition to the continuing 2005 Material Weaknesses, we expect to report that material weaknesses existed as of December 31, 2006 in the following areas:
     I. We did not design and maintain effective controls over accounting for human resources and payroll processes (“HR Processes”). Specifically, management identified the following deficiencies in the process of accounting for HR Processes that in the aggregate constituted a material weakness:
▪	We did not maintain effective controls over HR Processes, including reconciliation and reporting processes, performed by third-party service providers.

▪	We did not maintain effective controls over funding authorization for payroll processes.

▪	We did not maintain formal, written policies and procedures governing the HR Processes.
     II. We did not design and maintain effective controls over accounting for expenditures.
     In addition to the material weaknesses identified above, we are also evaluating significant deficiencies identified through management’s assessment of internal control over financial reporting for the 2005 Form 10-K and other significant deficiencies identified since the date of that assessment to determine if any such significant deficiencies were continuing through December 31, 2006. If any such significant deficiencies continued through December 31, 2006, we anticipate that we will be required to identify certain of those significant deficiencies, either alone or in combination with other significant deficiencies, as material weaknesses for the year ended December 31, 2006.
Changes in Internal Control Over Financial Reporting
     We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. During the three months ended March 31, 2006, the following changes to our internal control over financial reporting were made:
▪	We significantly strengthened our executive management ranks by appointing a new Chief Financial Officer. We also engaged outside consultants to address the delay in the preparation of our financial statements.

▪	We changed our third-party payroll processing provider and continued to implement monitoring controls over the functions performed by this third-party provider.

▪	As it relates to the Outsourced IT Services, we migrated our consolidation and reporting application to an in-house server.
     Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
     There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
     In March and April 2006, several class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than our officers and Directors and their affiliates) who purchased our Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the United States District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits.
     Following the announcement of the Merger in March 2007, two class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs purport to represent a class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. See Note 18, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information regarding the Merger Agreement.
     Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters at this time. We intend to vigorously defend against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2005 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2005 Form 10-K.
     Failure to complete the proposed merger could negatively affect us.
     On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. In conjunction with the Merger, GE has entered into an agreement (the “Mortgage Sale Agreement”) to sell our mortgage operations (the “Mortgage Sale”) to Blackstone. The Merger is subject to approval by our stockholders, antitrust, state licensing and other regulatory approvals, as well as various other closing conditions. There is no assurance when or if the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we may be impacted by the following risks:
▪
the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our common stock;

▪	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

▪	the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors and others relating to the Merger including any settlement of such legal proceedings that may be subject to court approval;

▪	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the Merger;

▪	the failure of the Merger to close for any other reason;

▪	the failure to obtain the necessary financing arrangements set forth in commitment letters received by Blackstone in connection with the Mortgage Sale;

▪	our remedies against GE and its affiliates with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

▪	the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Merger;

▪	the effect of the announcement of the Merger and the Mortgage Sale on our business relationships, operating results and business generally; and

▪	the costs, fees, expenses and charges we have and may incur related to the Merger and the Mortgage Sale.
     We have identified numerous material weaknesses in our internal control over financial reporting.
     During the preparation of our financial statements for the year ended December 31, 2005, we identified a number of control deficiencies in our internal control over financial reporting. A number of these control deficiencies were classified as material weaknesses or significant deficiencies that in the aggregate constituted material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Additionally, management was unable to complete its review and testing of certain outsourced information technology services provided in support of our financial reporting, general ledger, accounts payable, accounts receivable, customer billing and human resource and payroll system processes. As a result, there can be no assurance that there were not additional material weaknesses relating to these outsourced IT services. Based on these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     As of the end of the period covered in this Form 10-Q, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above which were not fully remediated as of March 31, 2006, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
     Furthermore, we have concluded that our disclosure controls and procedures for the quarter ended June 30, 2006 were not effective. We also anticipate that our disclosure controls and procedures for the quarter ended September 30, 2006, the year ended December 31, 2006 and the quarter ending March 31, 2007 will be determined not to be effective. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 4. Controls and Procedures” for additional information.

     As a result of the delays in filing our periodic reports, we have obtained certain waivers regarding the delivery of financial statements under our financing agreements and certain other contractual and regulatory requirements. We may require additional waivers in the future, particularly if we are unable to meet the deadlines for the delivery of our quarterly and annual financial statements. Failure to deliver these financial statements within those deadlines or to obtain additional waivers could be material and adverse to our business, liquidity and financial condition.
     We have previously obtained certain waivers and may need to seek additional waivers extending the deadlines for the delivery of our financial statements, the financial statements of our subsidiaries and related documents to certain lenders, trustees and other third parties in connection with our Financing Agreements. We have not yet completed our financial statements for the quarter ended September 30, 2006. We obtained waivers under certain of our Financing Agreements which waive certain potential breaches of covenants under those instruments and establish the extended deadlines for the delivery of our financial statements and related documents to the various lenders under those instruments. The extended deadline for the delivery of our quarterly financial statements for the quarter ended September 30, 2006 is April 30, 2007. Due to the continued existence of material weaknesses identified in our internal control over financial reporting and delays in completing the 2005 audited financial statements and the 2006 unaudited quarterly financial statements, we have not yet delivered our financial statements for the quarter ended September 30, 2006 and our financial statements for the year ended December 31, 2006 and it remains uncertain whether we can deliver our 2007 quarterly financial statements within the deadlines prescribed in our Financing Agreements or by the SEC. As a result, we obtained waivers for certain of our Financing Agreements extending the deadline for the delivery of our financial statements for the year ended December 31, 2006 and the quarter ending March 31, 2007 until June 29, 2007. Our independent registered public accounting firm’s audit report with respect to the Consolidated Financial Statements included in our 2005 Form 10-K contained an explanatory paragraph stating that the uncertainty about our ability to comply with certain of our Financing Agreements’ covenants relating to the timely filing of our financial statements raises substantial doubt about our ability to continue as a going concern.
     Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the quarter ended September 30, 2006 and the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than December 31, 2006 and March 16, 2007, respectively, under the MTN Indenture. The MTN Indenture Trustee could provide us with a notice of default for our failure to deliver these financial statements. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that we would be able to deliver the required financial statements within the cure period or that waivers could be obtained.
     We also obtained certain waivers and may need to seek additional waivers extending the date for the delivery of the financial statements of our subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. We will continue to seek similar waivers as may be necessary in the future.
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
     As a result of the delay in filing our periodic reports, we are in breach of the continued listing requirements of the NYSE and received written notice from the NYSE on March 19, 2007 advising us that we have six months from the original filing deadline to file our Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC. We may be required to seek a waiver from the NYSE for our financial statements for the year ended December 31, 2006. There can be no assurance that any such waiver will be granted. Further delays in the filing of our periodic reports could cause the NYSE to commence suspension or delisting procedures in respect of our common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE prior to the Merger may have a material adverse effect on us by, among other things, limiting:
▪	the liquidity of our common stock;

▪	the market price of our common stock;

▪	the number of institutional and other investors that will consider investing in our common stock;

▪	the availability of information concerning the trading prices and volume of our common stock;

▪	the number of broker-dealers willing to execute trades in shares of our common stock; and

▪	our ability to obtain equity financing for the continuation of our operations.

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

     Prior to the Spin-Off, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to:

▪	selected human resources related functions;
▪	tax administration;
▪	selected legal and accounting functions as well as external reporting, treasury administration, investor relations, internal audit, insurance and facilities functions and selected information technology and telecommunications services.

     Neither Cendant nor any of its affiliates, including Realogy, has any obligation to provide these functions to us other than the transition services that were provided by Cendant and its affiliates under the transition services agreement. (See “Item 1. Business—Arrangements with Cendant—Transition Services Agreement” included in our 2005 Form 10-K for more information.) Once the transition services agreement expires in 2007, if we do not (i) have in place our own systems, corporate staff and business functions, (ii) have agreements with other providers of these services or (iii) make these changes cost-effectively, we may not be able to operate our business effectively and our profitability may decline. If Cendant or its affiliates do not continue to perform effectively the services that are called for under the transition services agreement, we may not be able to operate our business effectively. On February 27, 2007, PHH Vehicle Management Services, LLC, our wholly owned subsidiary, and International Business Machines Corporation (“IBM”) entered into an Information Technology Services Agreement (the “ITS Agreement”). As of April 1, 2007, we will no longer receive the Outsourced IT Services from IBM through Cendant pursuant to the transition services agreement and will receive the Outsourced IT Services directly from IBM under the ITS Agreement. There can be no assurance that we will be able to make, on a timely or cost-effective basis, any further changes necessary to operate as an independent company.

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

     As of March 27, 2007, our short-term debt credit ratings from Moody’s Investors Service and Fitch Ratings remained unchanged at P-3 and F-2, respectively. On January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under our Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement.

     After the downgrade, borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 47.5 bps. In addition, the Amended Credit Facility’s per annum utilization and facility fees are 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps.

     On February 22, 2007, the Supplemental Credit Facility and the Tender Support Facility were amended to extend their expiration dates to December 15, 2007, reduce total commitments to $200 million and $415 million, respectively, and modify the interest rates paid on outstanding borrowings. After the downgrade and the amendments to these agreements, borrowings under the Supplemental Credit Facility and the Tender Support Facility bear interest at LIBOR plus a margin of 82.5 bps and 100 bps, respectively. The Supplemental Credit Facility also has a per annum facility fee of 17.5 bps. The amendments eliminated the per annum utilization fee under the Supplemental Credit Facility and the per annum commitment fee under the Tender Support Facility. In the event that both the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum utilization fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively, and margin over LIBOR under the Tender Support Facility would become 150 bps.

     If certain change in control transactions occur some of our mortgage loan origination arrangements with financial institutions could be subject to termination at the election of such institutions.
     For the year ended December 31, 2005, approximately 50% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch Credit Corporation (“Merrill Lynch”), TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Although in some cases these contracts would require the payment of liquidated damages in such event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. Accordingly, completion of the Merger could have a material adverse effect on our business, financial position, results of operations or cash flows. We have entered into a Waiver and Amendment Agreement, dated March 14, 2007 with Merrill Lynch which provides for a waiver of its rights in connection with a change in control. There can be no assurance that we will be able to obtain similar waivers and amendments from our other financial institution clients.
     There may be a limited public market for our common stock and our stock price may experience volatility.
     Prior to the Spin-Off, there was no public market for our common stock. In connection with the Spin-Off, our common stock was listed on the New York Stock Exchange under the symbol “PHH.” From February 1, 2005 through March 22, 2007, the closing trading price for our common stock has ranged from $20.34 to $31.10. However, there can be no assurance that an active trading market for our common stock will be sustained in the future. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our common stock. Fluctuations or decreases in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise capital through future equity financing. In addition, on March 15, 2007, we announced the Merger which would entitle stockholders to receive $31.50 per share of our common stock. There is no assurance that the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied.

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
     We are also subject to certain provisions of the MGCL which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interest of our stockholders. These include, among other provisions:
▪	The “business combinations” statute which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder and

▪	The “control share” acquisition statute which provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.
     On March 11, 2007, our Board of Directors took action to exempt from the business combination statute to the fullest extent permitted by the MGCL any business combination contemplated by the Merger Agreement, the Mortgage Sale Agreement and any transactions contemplated by each agreement, including the Merger and Mortgage Sale. Our by-laws contain a provision exempting any share of our capital stock from the control share acquisition statute to the fullest extent permitted by the MGCL. However, our Board of Directors has the exclusive right to amend our by-laws and, subject to their fiduciary duties, could at any time in the future amend the by-laws to remove this exemption provision.
     In addition, we entered into a Rights Agreement (the “Rights Agreement”), dated as of January 28, 2005, with The Bank of New York, as rights agent. This agreement entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding common stock or commences a tender offer for at least 15% of our common stock, in each case, in a transaction that our Board of Directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to effect discounted purchases of our common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our Board of Directors. The existence of the rights agreement could therefore deter potential acquirers and reduce the likelihood that stockholders receive a premium for our common stock in an acquisition.
     On March 14, 2007, prior to the execution of the Merger Agreement, we entered into an amendment to the Rights Agreement. The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement.
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
     On March 14, 2007, we along with certain of our affiliates entered into a Consent and Amendment (the “Consent”) with certain affiliates of Realogy which, among other things, provided for Realogy’s consent under the Mortgage Venture Operating Agreement and certain other agreements between the parties to the Merger, Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” of our 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders was held on January 24, 2007 for the election of Directors. A total of 50,499,770 of the 53,506,867 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders elected the following Directors:

	Number of	Number of
	Votes Cast For	Votes Withheld
Terence W. Edwards	47,832,604	2,667,166
A.B. Krongard	46,027,137	4,472,633
Francis J. Van Kirk	46,805,555	3,694,215
     In addition, the terms of office of the following Directors continued after the meeting: James W. Brinkley, George J. Kilroy, Ann D. Logan and Jonathan D. Mariner.
Item 5. Other Information
     None.
Item 6. Exhibits
     Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PHH CORPORATION
By:	/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

Date: March 30, 2007

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)

Date: March 30, 2007

EXHIBIT INDEX

Exhibit
No.	Description	Incorporation by Reference
2.1	Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed on November 22, 2006.

2.2*
Agreement and Plan of Merger dated March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

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

3.3.1
Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.
Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dates as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation filed on April 3, 2006.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 5, 2005.

4.1.2
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.
Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2	Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and the Bank of New York.	Incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated as of February 1, 2005.

4.3	Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
4.4	Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on November 22, 2006.

4.5
Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).
Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2002.

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on November 22, 2006.

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 22, 2006.

10.3
Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.
Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on November 22, 2006.

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
Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

Exhibit
No.	Description	Incorporation by Reference
10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 10.17 to Chesapeake Funding LLC’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 3, 2003.

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

Exhibit
No.	Description	Incorporation by Reference
10.14
Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.

10.15‡
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
Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated as of February 1, 2005.

10.21	Employment Agreement, dated as of January 1, 2005, by and between PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.

10.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

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
Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.41
Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.
Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.

10.42‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2005.

Exhibit
No.	Description	Incorporation by Reference
10.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 21, 2005.

10.44†‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 21, 2005.

10.45†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 21, 2005.

10.46†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 21, 2005.

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
Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on November 22, 2006.

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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.

10.54‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.55	Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.

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
Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.	Description	Incorporation by Reference
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.

10.63	Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and the Bank of New York, as Indenture Trustee.	Incorporated by reference to our Current Report on Form 8-K dated as of August 16, 2006.

10.64	Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10.65‡	Release and Restrictive Covenants Agreement, dated September 21, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.67‡
Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).
Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K filed on November 22, 2006.

10.68‡
Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).
Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K filed on November 22, 2006.

10.69‡
Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).
Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K filed on November 22, 2006.

10.70‡
Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006 by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.
Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K filed on November 22, 2006.

10.71‡
Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).
Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K filed on November 22, 2006.

10.72‡
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

10.74†‡
Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.
Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference
10.75
Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

10.76	Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.

10.77	Supplemental Indenture No. 2, dated as of December 21, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.

10.78
First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.

10.79
First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.
Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.

10.80
First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.	Description	Incorporation by Reference
10.81
First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.
Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10.82‡
Consent and Amendment, dated as of March 14, 2007, among PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Services Venture Partner Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.

10.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, PHH Mortgage Corporation and Merrill Lynch Credit Corporation.

31(i).1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.