Form 10-Q
period 2006-06-30
PHH CORP
filed 2007-03-30
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 1-7797

PHH CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	52-0551284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3000 LEADENHALL ROAD	08054
MT. LAUREL, NEW JERSEY	(Zip Code)
(Address of principal executive offices)
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

     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 18, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“Form 10-Q”)); however, within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”
EXPLANATORY NOTE
     During the preparation of our Consolidated Financial Statements for the year ended December 31, 2005, we determined that it was necessary to restate previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters. As a result, all amounts as of June 30, 2005 and for the three and six months ended June 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this Form 10-Q is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the three months ended June 30, 2005. For additional information about the effects of the restatement adjustments on the Condensed Consolidated Financial Statements included in this Form 10-Q, see Note 15, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein. For additional information about the effects of the restatement adjustments on our Consolidated Financial Statements for the year ended December 31, 2005, see the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).
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
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated

Revenues
Mortgage fees	$35	$51	$65	$95
Fleet management fees	38	37	78	74

Net fee income	73	88	143	169

Fleet lease income	385	355	753	696

Gain on sale of mortgage loans, net	69	56	126	115

Mortgage interest income	94	71	170	122
Mortgage interest expense	(69)	(46)	(129)	(88)

Mortgage net finance income	25	25	41	34

Loan servicing income	124	117	254	241

Amortization and provision for impairment of mortgage servicing rights	—	(362)	—	(352)
Change in fair value of mortgage servicing rights	(3)	—	65	—
Net derivative (loss) gain related to mortgage servicing rights	(106)	279	(286)	251

Amortization and valuation adjustments related to mortgage servicing rights, net	(109)	(83)	(221)	(101)

Net loan servicing income	15	34	33	140

Other income	22	26	42	47

Net revenues	589	584	1,138	1,201

Expenses
Salaries and related expenses	89	105	176	199
Occupancy and other office expenses	20	19	40	39
Depreciation on operating leases	304	295	610	586
Fleet interest expense	49	31	92	62
Other depreciation and amortization	9	10	18	20
Other operating expenses	94	100	177	194
Spin-Off related expenses	—	—	—	41

Total expenses	565	560	1,113	1,141

Income from continuing operations before income taxes and minority interest	24	24	25	60
Provision for income taxes	22	6	35	29

Income (loss) from continuing operations before minority interest	2	18	(10)	31
Minority interest in income of consolidated entities, net of income taxes of $(1)	1	—	—	—

Income (loss) from continuing operations	1	18	(10)	31
Loss from discontinued operations, net of income taxes of $0	—	—	—	(1)

Net income (loss)	$1	$18	$(10)	$30

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.34	$(0.19)	$0.59
Loss from discontinued operations	—	—	—	(0.02)

Net income (loss)	$0.01	$0.34	$(0.19)	$0.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.34	$(0.19)	$0.58
Loss from discontinued operations	—	—	—	(0.02)

Net income (loss)	$0.01	$0.34	$(0.19)	$0.56

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$106	$107
Restricted cash	649	497
Mortgage loans held for sale, net	2,761	2,395
Accounts receivable, net	464	471
Net investment in fleet leases	4,144	3,966
Mortgage servicing rights, net	2,192	1,909
Investment securities	37	41
Property, plant and equipment, net	69	73
Goodwill	86	87
Other assets	520	419

Total assets	$11,028	$9,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$503	$565
Debt	7,677	6,744
Deferred income taxes	806	790
Other liabilities	490	314

Total liabilities	9,476	8,413

Commitments and contingencies (Note 11)	—	—
Minority interest	33	31

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,506,822 shares issued and outstanding at June 30, 2006; 53,408,728 shares issued and outstanding at December 31, 2005	1	1
Additional paid-in capital	957	983
Retained earnings	546	556
Accumulated other comprehensive income	15	12
Deferred compensation	—	(31)

Total stockholders’ equity	1,519	1,521

Total liabilities and stockholders’ equity	$11,028	$9,965

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2006
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Net loss	—	—	—	(10)	—	—	(10)
Other comprehensive income, net of income taxes of $0	—	—	—	—	3	—	3
Stock compensation expense	—	—	5	—	—	—	5
Stock options exercised, net of income taxes of $0	65,520	—	1	—	—	—	1
Restricted stock award vesting, net of income taxes of $0	32,574	—	(1)	—	—	—	(1)

Balance at June 30, 2006	53,506,822	$1	$957	$546	$15	$—	$1,519

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated
Cash flows from operating activities of continuing operations:
Net (loss) income	$(10)	$30
Adjustment for discontinued operations	—	1

(Loss) income from continuing operations	(10)	31
Adjustments to reconcile (Loss) income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Stock option expense related to the Spin-Off	—	4
Capitalization of originated mortgage servicing rights	(218)	(162)
Amortization and provision for impairment of mortgage servicing rights	—	352
Net unrealized loss (gain) on mortgage servicing rights and related derivatives	221	(251)
Vehicle depreciation	610	586
Other depreciation and amortization	18	20
Origination of mortgage loans held for sale	(17,211)	(17,107)
Proceeds on sale of and payments from mortgage loans held for sale	16,858	15,994
Other adjustments and changes in other assets and liabilities, net	(24)	(3)

Net cash provided by (used in) operating activities of continuing operations	244	(536)

Cash flows from investing activities of continuing operations:
Investment in vehicles	(1,413)	(1,365)
Proceeds on sale of investment vehicles	637	574
Purchase of mortgage servicing rights, net	(8)	(14)
Cash paid on derivatives related to mortgage servicing rights	(12)	(277)
Net settlement proceeds for derivatives related to mortgage servicing rights	(212)	548
Purchases of property, plant and equipment	(13)	(6)
Net assets acquired, net of cash acquired and acquisition-related payments	(2)	(4)
(Increase) decrease in Restricted cash	(152)	374
Other, net	9	4

Net cash used in investing activities of continuing operations	(1,166)	(166)

Cash flows from financing activities of continuing operations:
Net increase in short-term borrowings	—	485
Proceeds from borrowings	11,436	3,184
Principal payments on borrowings	(10,512)	(3,260)
Issuances of Company Common stock	1	—
Purchases of Company Common stock	—	(3)
Capital contribution from Cendant	—	100
Other, net	(5)	(1)

Net cash provided by financing activities of continuing operations	$920	$505

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated
Effect of changes in exchange rates on Cash and cash equivalents of continuing operations	$1	$—

Cash provided by (used in) discontinued operations:
Operating activities	—	184
Investing activities	—	(30)
Financing activities	—	(242)

Net cash used in discontinued operations	—	(88)

Net decrease in Cash and cash equivalents	(1)	(285)

Cash and cash equivalents at beginning of period:
Continuing operations	107	257
Discontinued operations	—	88

Total Cash and cash equivalents at beginning of period	107	345

Cash and cash equivalents at end of period:
Continuing operations	106	60
Discontinued operations	—	—

Total Cash and cash equivalents at end of period	$106	$60

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts as of June 30, 2005, for the three and the six months ended June 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. For information on the restatement, see Note 15, “Prior Period Adjustments” included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in PHH Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).
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
     The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest. PHH Home Loans, LLC (the “Mortgage Venture”) is consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as Minority interest in the Condensed Consolidated Balance Sheets and Minority interest in income of consolidated entities, net of income taxes in the Condensed Consolidated Statement of Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Condensed Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 17, “Discontinued Operations” for more information).
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
     During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the six months ended June 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.
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
     The Company previously recognized the effect of forfeitures on compensation expense in the period that the forfeitures occurred. SFAS No. 123(R) requires the accrual of compensation cost based on the estimated number of instruments for which the requisite service is expected to be rendered. In addition, the Company previously

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
presented tax benefits in excess of the value recognized for financial reporting purposes related to equity instruments issued under stock-based payments arrangements as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from these excess tax benefits to be classified as cash inflows from financing activities.
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
     The adoption of SFAS No. 123(R) did not have a significant effect on any line item of the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2006. Additionally, the adoption of SFAS No. 123(R) did not have a significant effect on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006. In accordance with the transition provisions of SFAS No. 123(R)’s modified prospective application method of adoption, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated.
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
     SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted SFAS No. 156 effective January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. The Company services residential mortgage loans, which represent its single class of servicing rights and has elected the fair value measurement method for subsequently measuring these servicing rights. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Amortization and provision for impairment of mortgage servicing rights in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005.
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
3. Earnings (Loss) Per Share
     Basic earnings (loss) per share was computed by dividing net earnings (loss) during the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share was computed by dividing net earnings (loss) by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The calculation of diluted loss per share for the six months ended June 30, 2006 does not include 558,569 and 337,234 weighted-average shares of common stock potentially issuable for stock options and RSUs, respectively, because the effect would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
	2006	As Restated	2006	As Restated
	(In millions, except share and per share data)

Income (loss) from continuing operations	$1	$18	$(10)	$31

Weighted-average common shares outstanding — basic	53,613,684	52,787,541	53,547,500	52,702,843
Effect of potentially dilutive securities:
Stock options	529,358	453,936	—	391,979
RSUs	291,431	232,086	—	273,036

Weighted-average common shares outstanding — diluted	54,434,473	53,473,563	53,547,500	53,367,858

Basic earnings (loss) per share from continuing operations	$0.01	$0.34	$(0.19)	$0.59

Diluted earnings (loss) per share from continuing operations	$0.01	$0.34	$(0.19)	$0.58

4. Mortgage Loans Held for Sale
     Mortgage loans held for sale, net consisted of:

	June 30,	December 31,
	2006	2005
	(In millions)

Mortgage loans held for sale (“MLHS”)	$2,503	$2,091
Home equity lines of credit	101	156
Construction loans	125	116
Net deferred loan origination fees and expenses	32	32

Mortgage loans held for sale, net	$2,761	$2,395

     At June 30, 2006, the Company pledged $1.9 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.
5. Mortgage Servicing Rights
     The activity in the Company’s loan servicing portfolio associated with its capitalized mortgage servicing rights (“MSRs”) consisted of:

	Six Months
	Ended June 30,
	2006	2005
	(In millions)

Balance, beginning of period	$145,827	$138,494
Additions	16,070	15,947
Payoffs and curtailments	(14,932)	(16,842)

Balance, end of period	$146,965	$137,599

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The activity in the Company’s capitalized MSRs consisted of:

	Six Months
	Ended June 30,
		2005(2)
	2006(1)	As Restated
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$2,152	$2,173
Effect of adoption of SFAS No. 156	(243)	—
Additions	226	176
Changes in fair value due to:
Realization of expected cash flows	(200)	—
Changes in market inputs or assumptions used in the valuation model	265	—
Sales and deletions	(8)	(2)
Amortization	—	(212)
Other-than-temporary impairment	—	(93)

Balance, end of period	2,192	2,042

Valuation Allowance:
Balance, beginning of period	(243)	(567)
Effect of adoption of SFAS No. 156	243	—
Provision for impairment	—	(140)
Other-than-temporary impairment	—	93

Balance, end of period	—	(614)

Mortgage servicing rights, net	$2,192	$1,428

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

(2)
Prior to the adoption of SFAS No. 156 effective January 1, 2006, MSRs were recorded at the lower of fair value or amortized basis based on defined strata. See Note 1, “Summary of Significant Accounting Policies.”

     The significant assumptions used in estimating the fair value of MSRs at June 30, 2006 and 2005 were as follows (in annual rates):

	June 30,
	2006	2005
Prepayment speed	16%	23%
Discount rate	10%	11%
Volatility	13%	19%
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Net service fee revenue	$120	$115	$242	$231
Late fees	5	4	10	9
Other ancillary servicing revenue	4	4	9	7

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of June 30, 2006, the Company’s MSRs had a weighted-average life of approximately 5.4 years. Approximately 69% of the MSRs associated with the loan servicing portfolio as of June 30, 2006 were restricted from sale without prior approval from the Company’s private label clients or investors.
     The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Six Months
	Ended June 30,
	2006	2005
Initial capitalization rate of additions to MSRs	1.41%	1.10%

	June 30,
	2006	2005
Capitalized servicing rate (based on fair value)	1.49%	1.04%
Capitalized servicing multiple (based on fair value)	4.7	3.2
Weighted-average servicing fee (in basis points)	32	32
     The net impact to the Condensed Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs, amortization and related derivatives was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)
Amortization of mortgage servicing rights	$—	$(110)	$—	$(212)
Provision for impairment of mortgage servicing rights	—	(252)	—	(140)
Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	(116)	—	(200)	—
Changes in market inputs or assumptions used in the valuation model	113	—	265	—
Net derivative (loss) gain related to mortgage servicing rights (See Note 7)	(106)	279	(286)	251

Amortization and valuation adjustments related to mortgage servicing rights, net	$(109)	$(83)	$(221)	$(101)

6. Loan Servicing Portfolio
     The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.
Portfolio Activity

	Six Months
	Ended June 30,
	2006	2005
	(In millions)

Balance, beginning of period (1)	$154,843	$143,056
Additions (2)	18,478	18,173
Payoffs and curtailments (2)	(16,176)	(17,113)
Addition of certain subserviced home equity loans as of June 30, 2006 (1)	2,130	—

Balance, end of period(1)	$159,275	$144,116

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Portfolio Composition

	June 30,
	2006	2005
	(In millions)

Owned servicing portfolio	$150,644	$141,446
Subserviced portfolio	8,631	5,211

Total servicing portfolio	$159,275	$146,657

Fixed rate	$101,614	$83,033
Adjustable rate	57,661	63,624

Total servicing portfolio	$159,275	$146,657

Conventional loans	$147,958	$135,269
Government loans	7,034	7,301
Home equity lines of credit	4,283	4,087

Total servicing portfolio	$159,275	$146,657

Weighted-average interest rate(3)	6.0%	5.6%

Portfolio Delinquency (4) (5)

	June 30,
	2006		2005
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance
30 days	1.70%	1.43%	1.87%	1.47%
60 days	0.32%	0.25%	0.35%	0.24%
90 or more days	0.30%	0.22%	0.38%	0.24%

Total delinquency	2.32%	1.90%	2.60%	1.95%

Foreclosure/real estate owned/bankruptcies	0.84%	0.58%	0.96%	0.56%

(1)
Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are now includable in the portfolio balance as of June 30, 2006. The amounts of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006, January 1, 2005 and June 30, 2005 were approximately $2.5 billion, $2.7 billion and $2.5 billion, respectively.

(2)	Excludes activity related to certain home equity loans subserviced for others in the six months ended June 30, 2006 and 2005.

(3)
Certain home equity loans subserviced for others described above were excluded from the weighted-average interest rate calculation as of June 30, 2005, but are included in the weighted-average interest rate calculation as of June 30, 2006. Had these loans been excluded from the June 30, 2006 weighted-average interest rate calculation, the weighted-average interest rate would have remained 6.0%.

(4)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(5)
Certain home equity loans subserviced for others described above were excluded from the delinquency calculations as of June 30, 2005, but are included in the delinquency calculations as of June 30, 2006. Had these loans been excluded from the June 30, 2006 delinquency calculations based on the number of loans and the unpaid balance, the total delinquency would increase from 2.32% to 2.39% and from 1.90% to 1.91%, respectively. In addition, the percentage of the total number of loans in foreclosure/real estate owned/bankruptcy and the percentage of the unpaid balance that relates to those loans would increase from 0.84% to 0.87% and from 0.58% to 0.59%, respectively.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Change in value of IRLCs	$(32)	$27	$(52)	$21
Change in value of MLHS	(3)	8	(5)	(1)

Total change in value of IRLCs and MLHS	(35)	35	(57)	20

Mark-to-market of derivatives designated as hedges of MLHS	—	(7)	(1)	(10)
Mark-to-market of freestanding derivatives(1)	52	(57)	96	(32)

Net gain (loss) on derivatives	52	(64)	95	(42)

Net gain (loss) on hedging activities (2)	$17	$(29)	$38	$(22)

(1)
Amount includes $5 million and $(3) million of ineffectiveness recognized on hedges of MLHS during the three months ended June 30, 2006 and 2005, respectively, and $9 million and $2 million of ineffectiveness recognized on hedges of MLHS during the six months ended June 30, 2006 and 2005, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)
During the three months ended June 30, 2006 and 2005, the Company recognized $(3) million and $1 million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133. During the six months ended June 30, 2006 and 2005, the Company recognized $(6) million and $(11) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The net activity in the Company’s derivatives related to MSRs consisted of:

	Six Months
	Ended June 30,
			2005
			As
	2006		Restated
	(In millions)

Net balance, beginning of period	$44	(1)	$60	(2)
Additions	12		277
Changes in fair value	(286)		251
Net settlement proceeds	212		(548)

Net balance, end of period	$(18	)(3)	$40	(4)

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

(3)
The net balance represents the gross asset of $32 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $50 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $49 million (recorded within Other assets) net of the gross liability of $9 million (recorded within Other liabilities).
     Debt. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months and six months ended June 30, 2006 and 2005, except to create the accrual of interest expense at variable rates. Losses recognized during the three months ended June 30, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. The Company recognized losses of $1 million during the six months ended June 30, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. The Company recognized gains of $3 million related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 for the three months ended June 30, 2005, which were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. Losses recognized during the six months ended June 30, 2005 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations.
     From time to time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized net losses of $1 million during both the three and six months ended June 30, 2006 related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Condensed Consolidated Statements of Operations. Net gains related to instruments that were not designated as cash flow hedges for the three and six months ended June 30, 2005 were not significant and were recorded in Fleet interest expense in the Condensed Consolidated Statements of Operations.
8. Vehicle Leasing Activities
     The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2006	2005
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$6,782	$6,588
Vehicles under closed-end operating leases	284	221

Vehicles under operating leases	7,066	6,809
Less: Accumulated depreciation	(3,309)	(3,273)

Net investment in operating leases	3,757	3,536

Direct Financing Leases:
Lease payments receivable	158	132
Less: Unearned income	(19)	(15)

Net investment in direct financing leases	139	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	243	306
Vehicles held for sale	14	16
Less: Accumulated depreciation	(9)	(9)

Net investment in off-lease vehicles	248	313

Net investment in fleet leases	$4,144	$3,966

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
9.  Debt and Borrowing Arrangements
     The following tables summarize the components of the Company’s indebtedness at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$800	$1,045	$1,845
Variable funding notes	3,472	569	—	4,041
Subordinated debt	—	101	—	101
Commercial paper	—	173	527	700
Borrowings under credit facilities	—	155	770	925
Other	14	38	13	65

	$3,486	$1,836	$2,355	$7,677

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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
     On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The Company recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of June 30, 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of June 30, 2006 was collateralized by approximately $4.1 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of June 30, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.6% and 4.8% as of June 30, 2006 and December 31, 2005, respectively.
     As of June 30, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and the Company had $228 million of unused capacity available. See Note 18, “Subsequent Events” for a discussion of modifications made to vehicle management asset-backed debt arrangements after June 30, 2006.
     Mortgage Warehouse Asset-Backed Debt
     Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both June 30, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $800 million. The Bishop’s Gate Notes are variable-rate instruments and, as of June 30, 2006, were scheduled to mature between September 2006 and November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of June 30, 2006 and December 31, 2005 was 5.5% and 4.7%, respectively. As of both June 30, 2006 and December 31, 2005, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $101 million. As of June 30, 2006, the Bishop’s Gate Certificates were primarily variable-rate instruments and were scheduled to mature between September 2006 and May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of June 30, 2006 and December 31, 2005 was 6.3% and 5.8%, respectively. As of June 30, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $173 million and $84 million, respectively. As of June 30, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of June 30, 2006, were scheduled to mature in July 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of June 30, 2006 and December 31, 2005 was 5.3% and 4.3%, respectively. As of June 30, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.1 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. See Note 18, “Subsequent

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Events” for a discussion of modifications made to Bishop’s Gate’s mortgage warehouse asset-backed debt arrangements after June 30, 2006.
     The Company also maintains a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage Corporation (“PHH Mortgage”), a wholly owned subsidiary of the Company. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. As of June 30, 2006 and December 31, 2005, borrowings under this variable-rate facility were $283 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $318 million, included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet as of June 30, 2006, and is funded by a multi-seller conduit. As of June 30, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007. See Note 18, “Subsequent Events” for a discussion of modifications made to the Mortgage Repurchase Facility after June 30, 2006.
     On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. Borrowings outstanding under the Mortgage Venture Repurchase Facility were $286 million and were collateralized by underlying mortgage loans and related assets of $349 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet as of June 30, 2006. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps, which was 5.3% as of June 30, 2006. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
     The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. During the second quarter of 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this line of credit were $142 million and $177 million as of June 30, 2006 and December 31, 2005, respectively, and, as of June 30, 2006, were collateralized by underlying mortgage loans and related assets of $158 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. This variable-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 6.2% and 5.2% on June 30, 2006 and December 31, 2005, respectively. See Note 18, “Subsequent Events” for a discussion of modifications made to the Mortgage Venture’s $200 million secured line of credit agreement after June 30, 2006.
     As of June 30, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.5 billion, and the Company had approximately $1.7 billion of unused capacity available.
Unsecured Debt
     Term Notes
     The outstanding carrying value of term notes at June 30, 2006 and December 31, 2005 consisted of $1.0 billion and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”) that mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of June 30, 2006 and December 31, 2005 was 6.7% and 6.8%, respectively. See Note 18, “Subsequent Events” for a discussion of repurchases of the MTNs and modifications made to the Company’s MTN Indenture after June 30, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Commercial Paper
     The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $527 million and $747 million as of June 30, 2006 and December 31, 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of June 30, 2006 and December 31, 2005 was 5.6% and 4.7%, respectively.
     Credit Facilities
     As of December 31, 2005, the Company was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, the Company entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to the Company’s Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 basis points (“bps”) as of June 30, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of June 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. Borrowings under the Amended Credit Facility were $370 million as of June 30, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.
     On April 6, 2006, the Company entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Borrowings under the Supplemental Credit Facility were $400 million as of June 30, 2006. Pricing under the Supplemental Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of June 30, 2006. The Supplemental Credit Facility also requires the Company to pay per annum utilization fees if its usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of June 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.
     The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below. See Note 18, “Subsequent Events” for a discussion of modifications made to the Company’s unsecured credit facilities and changes in the Company’s senior unsecured long-term debt ratings after June 30, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Debt Maturities
     The following table provides the contractual maturities of the Company’s indebtedness at June 30, 2006 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,774	$958	$2,732
Between one and two years	1,477	433	1,910
Between two and three years	985	—	985
Between three and four years	518	7	525
Between four and five years	252	370	622
Thereafter	316	587	903

	$5,322	$2,355	$7,677

     As of June 30, 2006, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,714	$3,486	$228
Mortgage warehouse	3,504	1,836	1,668
Unsecured Committed Credit Facilities (2)	1,801	1,299	502

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)
Available capacity reflects a reduction in availability due to an allocation against the facilities of $527 million which fully supports the outstanding unsecured commercial paper issued by the Company as of June 30, 2006. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See Note 18, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements and unsecured committed credit facilities after June 30, 2006.

     Beginning on March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC.
Debt Covenants
     Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility and the Supplemental Credit Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At June 30, 2006, the Company was in compliance with all of its financial covenants related to its debt arrangements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     Under many of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the Company is required to provide consolidated and/or subsidiary- level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delay in completing the unaudited quarterly financial statements for 2006 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants.
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
     During the three months ended June 30, 2006, the Provision for income taxes was $22 million and was significantly impacted by a $9 million increase in income tax contingency reserves. In addition, the Company recorded state income tax expense of $6 million. Due to the Company’s year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.
     During the three months ended June 30, 2005, the Provision for income taxes was $6 million and was significantly impacted by a decrease in valuation allowances of $3 million for state net operating losses (“NOLs”), which adjusted the valuation allowances recorded during the three months ended March 31, 2005 to the revised full-year projections of the associated NOLs deferred tax assets.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     During the six months ended June 30, 2006, the Provision for income taxes was $35 million and was significantly impacted by a $24 million increase in income tax contingency reserves and a $1 million increase in valuation allowances for state NOLs generated during the six months ended June 30, 2006 for which the Company believes it is more likely than not that the NOLs will not be realized. In addition, the Company recorded a state income tax expense of $2 million. Due to the Company’s year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.
     During the six months ended June 30, 2005, the Provision for income taxes was $29 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors.
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
     While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.9 billion as of June 30, 2006. In addition, the outstanding balance of loans sold with recourse by the Company was $628 million as of June 30, 2006.
     As of June 30, 2006, the Company had a liability of $32 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.
     Mortgage Reinsurance
     Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of June 30, 2006, the Company provided such mortgage reinsurance for approximately $11.0 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $745 million as of June 30, 2006. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the Condensed Consolidated Balance Sheet as of June 30, 2006. As of June 30, 2006, a liability of $17 million was recorded in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.
     Loan Funding Commitments
     As of June 30, 2006, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $6.1 billion. Additionally, as of June 30, 2006, the Company had commitments to fund open home equity lines of credit of $2.7 billion and construction loans of $102 million.
     Forward Delivery Commitments
     Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.7 billion of forward delivery commitments as of June 30, 2006 generally will be settled within 90 days of the individual commitment date.
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
12. Accumulated Other Comprehensive Income
     The components of comprehensive income (loss) are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Net income (loss)	$1	$18	$(10)	$30

Other comprehensive income (loss):
Minimum pension liability, net of income taxes	—	—	—	(5)
Currency translation adjustments	4	(1)	4	(2)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	—	1	(1)	1

Total other comprehensive income (loss)	4	—	3	(6)

Total comprehensive income (loss)	$5	$18	$(7)	$24

     The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains	Minimum
	Currency	(Losses) on	Pension	Accumulated
	Translation	Available-for-	Liability	Other Comprehensive
	Adjustment	Sale Securities	Adjustment	Income
	(In millions)

Balance at December 31, 2005	$16	$2	$(6)	$12
Change during 2006	4	(1)	—	3

Balance at June 30, 2006	$20	$1	$(6)	$15

     All components of Accumulated other comprehensive income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
13. Stock-Based Compensation
     Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and RSUs. On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were converted into stock options and RSUs of the Company under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The conversion, which was accounted for as a modification, was based on maintaining the intrinsic value of each employee’s previous Cendant grants through an adjustment of both the number of stock options or RSUs and, in the case of stock options, the exercise price. This computation resulted in a change in the fair value of the stock option awards immediately prior to the conversion compared to immediately following the conversion, and accordingly, a $4 million charge was recorded during the six months ended June 30, 2005, which was included in Spin-Off related expenses in the Condensed Consolidated Statement of Operations. The fair value of the stock options was estimated using the Black-Scholes option valuation model using the following pre-modification and post-modification weighted-average assumptions:

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
     The following table summarizes stock option activity during the six months ended June 30, 2006:
Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	73,643	$21.16
Forfeited or expired	(9,205)	21.16

Outstanding at June 30, 2006	64,438	$21.16	7.9	$—

Exercisable at June 30, 2006	9,204	$21.16	7.9	$—

Stock options vested and expected to vest (1)	9,204	$21.16	7.9	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,467,736	$19.36
Exercised	(65,520)	19.20
Forfeited or expired	(24,185)	20.70

Outstanding at June 30, 2006	3,378,031	$19.36	5.5	$28

Exercisable at June 30, 2006	2,528,197	$18.84	4.4	$22

Stock options vested and expected to vest (1)	3,237,752	$19.28	5.3	$27

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,541,379	$19.40
Exercised	(65,520)	19.20
Forfeited or expired	(33,390)	20.83

Outstanding at June 30, 2006	3,442,469	$19.39	5.5	$28

Exercisable at June 30, 2006	2,537,401	$18.85	4.4	$22

Stock options vested and expected to vest (1)	3,246,956	$19.29	5.3	$27

(1)	All outstanding and unvested stock options vest immediately upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control.
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
     There were no stock options granted during the three or six months ended June 30, 2006. The weighted-average grant-date fair value per stock option for awards granted during the three and six months ended June 30, 2005 was $10.88 and $7.84, respectively, and was estimated using the Black-Scholes option valuation model with the following assumptions:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Expected life (in years)	7.5	5.6
Risk-free interest rate	3.81%	4.04%
Expected volatility	30.0%	30.0%
Dividend yield	—	—
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
     No options were exercised during the three months ended June 30, 2006. The intrinsic value of options exercised was $2 million during the three months ended June 30, 2005. The intrinsic value of options exercised was $1 million and $2 million during the six months ended June 30, 2006 and 2005, respectively.
     The table below summarizes RSU activity during the six months ended June 30, 2006:
Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	964,296	$21.55
Forfeited	(23,742)	21.55

Outstanding at June 30, 2006	940,554	$21.55

RSUs expected to be converted into shares of Common stock (1)	135,108	$21.55

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	752,691	$24.14
Granted (2)	8,221	27.12
Converted	(52,788)	21.55
Forfeited	(16,931)	24.77

Outstanding at June 30, 2006	691,193	$24.36

RSUs expected to be converted into shares of Common stock (1)	604,396	$24.29

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value
Outstanding at January 1, 2006	1,716,987	$22.69
Granted (2)	8,221	27.12
Converted	(52,788)	21.55
Forfeited	(40,673)	22.89

Outstanding at June 30, 2006	1,631,747	$22.74

RSUs expected to be converted into shares of Common stock (1)	739,504	$23.79

(1)      All outstanding and unvested RSUs vest immediately upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control.
(2)      These grants are comprised entirely of RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.
     For RSUs converted from Cendant RSUs to the Company’s RSUs in connection with the Spin-Off, the fair value used to calculate the weighted-average grant-date fair value presented above is $21.55 per RSU, which was the opening price of the Company’s Common stock on February 1, 2005. The original weighted-average grant-date fair value of the Cendant RSUs that were converted to the Company’s RSUs, after applying the conversion ratio, was $18.88 per RSU. The weighted-average grant-date fair value per RSU for awards granted during the three months ended June 30, 2006 was $27.54. The weighted-average grant-date fair value per RSU for awards granted during the three and six months ended June 30, 2005 was $25.57 and $25.47, respectively. The total fair value of RSUs converted into shares of Common stock during both the three and six months ended June 30, 2006 was $1 million. The total fair value of RSUs converted into shares of Common stock during both the three and six months ended June 30, 2005 was $6 million.
     The table below summarizes expense recognized related to stock-based compensation arrangements during the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In millions)
Stock-based compensation expense	$3	$1	$6	$7
Income tax benefit related to stock-based compensation expense	(1)	(1)	(2)	(3)

Stock-based compensation expense, net of income taxes	$2	$—	$4	$4

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     As of June 30, 2006, there was $30 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. See Note 18, “Subsequent Events” for additional information regarding a potential change in control. As of June 30, 2006, there was $10 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 3.7 years.
14. Segment Information
     The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.
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
     Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy Corporation’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with Realogy Corporation’s (formerly Cendant’s) owned real estate brokerage business, NRT Incorporated (“NRT”) and its owned relocation business, Cartus Corporation (“Cartus”), (formerly known as Cendant Mobility Services Corporation), wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of a strategic relationship agreement and marketing agreements entered into in connection with the Spin-Off govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and Realogy’s (formerly Cendant’s) owned settlement services business, Title Resource Group LLC (“TRG”) (formerly known as Cendant Settlement Services Group, Inc.).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)
Mortgage Production segment	$106	$122	$(16)	$(18)	$(23)	$5
Mortgage Servicing segment	38	44	(6)	14	21	(7)

Total Mortgage Services	144	166	(22)	(4)	(2)	(2)
Fleet Management Services segment	446	418	28	27	26	1

Total reportable segments	590	584	6	23	24	(1)
Other (2)	(1)	—	(1)	—	—	—

Total Company	$589	$584	$5	$23	$24	$(1)

	Net Revenues			Segment (Loss) Profit (1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)
Mortgage Production segment	$194	$229	$(35)	$(47)	$(49)	$2
Mortgage Servicing segment	71	156	(85)	21	108	(87)

Total Mortgage Services	265	385	(120)	(26)	59	(85)
Fleet Management Services segment	874	816	58	51	43	8

Total reportable segments	1,139	1,201	(62)	25	102	(77)
Other (2)	(1)	—	(1)	—	(42)	42

Total Company	$1,138	$1,201	$(63)	$25	$60	$(35)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)
Income from continuing operations before income taxes and minority interest	$24	$24	$25	$60
Minority interest in income of consolidated entities, net of income taxes	1	—	—	—

Segment profit	$23	$24	$25	$60

(2)  Net revenues reported under the heading Other for the three and six months ended June 30, 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in Segment (loss) profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the six months ended June 30, 2005 was primarily $41 million of Spin-Off related expenses.

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

     Certain of these adjustments for corrections of errors restated the Condensed Consolidated Financial Statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and related to the following:

     1.     Goodwill and other intangible assets:

     The Company discovered errors in the accounting for the allocation of the purchase price, and therefore, goodwill and other intangible assets resulting from its 2001 acquisition of Avis Group Holdings, Inc. The goodwill impairment charge originally recorded during the six months ended June 30, 2005 of $239 million ($236 million after tax) was reversed in the restatement.

     2.     Exclusion of reinsurance premiums from capitalized MSRs:

     Prior to the second quarter of 2003, the Company inappropriately capitalized the estimated future cash flows related to mortgage reinsurance premiums as part of its MSRs. The Company ceased capitalizing new mortgage reinsurance premiums in the second quarter of 2003 and the balance of previously capitalized mortgage reinsurance premiums was fully amortized as of the end of 2005. The restatement adjustments for the three and six months ended June 30, 2005 eliminated the related amortization. These restatement adjustments decreased income from continuing operations before income taxes for the three months ended June 30, 2005 by $1 million ($1 million after tax) and increased income from continuing operations before income taxes for the six months ended June 30, 2005 by $2 million ($1 million after tax).

     3.     Accounting for derivatives and hedging activities:

     The Company’s reevaluation of the application of SFAS No. 133 hedge accounting to certain financial instruments used to hedge interest rate risk resulted in the disallowance of hedge accounting previously used for these hedging arrangements due to inadequate contemporaneous documentation and errors in applying certain other requirements of SFAS No. 133. The effect on the three months ended June 30, 2005 was to increase income from continuing operations before income taxes by $2 million ($1 million after tax). The effect on the six months ended June 30, 2005 was insignificant.

     4.     Recognition of motor company monies and depreciation methodologies:

     The restatement corrects the timing of recognition of motor company monies that impact the basis in the Company’s leased assets and therefore Depreciation on operating leases. The effect on the three and six months ended June 30, 2005 was to increase income from continuing operations before income taxes by $1 million ($1 million after tax) and $2 million ($2 million after tax), respectively.

     5.     Other miscellaneous:

     Adjustments were made to recognize the effects of other miscellaneous errors corrected as part of the restatement. The effect on the three and six months ended June 30, 2005 was to decrease income from continuing operations before income taxes by $2 million ($1 million after tax) and $3 million ($1 million after tax), respectively.

     6.     STARS income tax liability:

     The Company previously recorded an income tax expense during the six months ended June 30, 2005 associated with the Spin-Off relating to a tax liability the Company incurred associated with its distribution of STARS to Cendant in 2002. The restatement corrects this accounting treatment by recording the income tax liability in 2002 as an equity adjustment associated with the distribution of STARS to Cendant and by reversing the income tax expense originally recorded during the six months ended June 30, 2005 of $24 million.
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
     The following tables set forth the effects of the restatement adjustments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005. The Company’s restatement of its financial statements for the three months ended June 30, 2005 did not affect Net income, basic earnings per share or diluted earnings per share. For the six months ended June 30, 2005, the Company’s restatement of its financial statements resulted in increases to Net income, basic earnings per share and diluted earnings per share of $262 million, $4.97 and $4.96, respectively.

	Three Months Ended June 30, 2005
	As Previously	Effect of
	Reported	Adjustments	As Restated
	(In millions, except per share data)

Revenues
Mortgage fees	$51	$—	$51
Fleet management fees	38	(1)	37

Net fee income	89	(1)	88

Fleet lease income	374	(19)	355

Gain on sale of mortgage loans, net	57	(1)	56

Depreciation on operating leases	(319)	319	—

Fleet interest expense	(31)	31	—

Mortgage interest income	70	1	71
Mortgage interest expense	(47)	1	(46)

Mortgage net finance income	23	2	25

Loan servicing income	118	(1)	117
Amortization and valuation adjustments related to mortgage servicing rights, net	(84)	1	(83)

Net loan servicing income	34	—	34

Other income	5	21	26

Net revenues	232	352	584

Expenses
Salaries and related expenses	108	(3)	105
Occupancy and other office expenses	20	(1)	19
Depreciation on operating leases	—	295	295
Fleet interest expense	—	31	31
Other depreciation and amortization	10	—	10
Other operating expenses	70	30	100

Total expenses	208	352	560

Income from continuing operations before income taxes	24	—	24
Provision for income taxes	6	—	6

Income from continuing operations and Net income	$18	$—	$18

Basic and diluted earnings per share:
Income from continuing operations and Net income	$0.34	$—	$0.34

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Six Months Ended June 30, 2005
	As Previously	Effect of
	Reported	Adjustments	As Restated
	(In millions, except per share data)

Revenues
Mortgage fees	$95	$—	$95
Fleet management fees	75	(1)	74

Net fee income	170	(1)	169

Fleet lease income	740	(44)	696

Gain on sale of mortgage loans, net	116	(1)	115

Depreciation on operating leases	(638)	638	—

Fleet interest expense	(61)	61	—

Mortgage interest income	120	2	122
Mortgage interest expense	(85)	(3)	(88)

Mortgage net finance income	35	(1)	34

Loan servicing income	244	(3)	241
Amortization and valuation adjustments related to mortgage servicing rights, net	(104)	3	(101)

Net loan servicing income	140	—	140

Other income	9	38	47

Net revenues	511	690	1,201

Expenses
Salaries and related expenses	205	(6)	199
Occupancy and other office expenses	41	(2)	39
Depreciation on operating leases	—	586	586
Fleet interest expense	—	62	62
Other depreciation and amortization	20	—	20
Other operating expenses	145	49	194
Spin-Off related expenses:
Goodwill impairment	239	(239)	—
Other	41	—	41

Total expenses	691	450	1,141

(Loss) income from continuing operations before income taxes	(180)	240	60
Provision for (benefit from) income taxes	51	(22)	29

(Loss) income from continuing operations	(231)	262	31
Loss from discontinued operations, net of income taxes of $0, $0 and $0	(1)	—	(1)

Net (loss) income	$(232)	$262	$30

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(4.38)	$4.97	$0.59
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(4.40)	$4.97	$0.57

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(4.38)	$4.96	$0.58
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(4.40)	$4.96	$0.56

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 was also restated. The restatement adjustments (decreased) increased cash flows from operating, investing and financing activities of continuing operations by $(206) million, $170 million and $(2) million, respectively, for the six months ended June 30, 2005.
16. Spin-Off from Cendant
     During the six months ended June 30, 2005, the Company recognized Spin-Off related expenses of $41 million, consisting of a charge of $37 million resulting from the prepayment of debt described more fully below and a charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options described in Note 13, “Stock-Based Compensation.”
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

	Six Months Ended June 30, 2005
	Fuel Card	Relocation	Total
	(In millions)

Net revenues	$17	$31	$48

(Loss) income before income taxes	$(5)	$4	$(1)
(Benefit from) provision for income taxes	(2)	2	—

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)

18. Subsequent Events
     On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from the Bishop’s Gate Trustee, that certain events of default had occurred under the Bishop’s Gate Indenture. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Bishop’s Gate Trustee with the Company’s and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Bishop’s Gate Liquidity Agreement. The Company sought waivers of any events of default from the holders of the Bishop’s Gate Notes as well as the lenders under the Bishop’s Gate Liquidity Agreement.

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
     As of August 15, 2006, the Company received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture waiving any event of default arising as a result of the failure to provide the Bishop’s Gate Trustee with the Company’s 2005 annual audited financial statements, the Company’s unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and certain other documents as required under the Bishop’s Gate Indenture. This Supplemental Indenture also extended the deadline for the delivery of the required financial statements to the Bishop’s Gate Trustee and the rating agencies to the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements were required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also effective on August 15, 2006 was a related waiver of any default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements. See below for a further discussion of debt waivers obtained.
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
     On January 22, 2007, Standard & Poor’s removed the Company’s debt ratings from CreditWatch Negative and downgraded its rating on the Company’s senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under the Company’s Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement. After the downgrade, borrowings under the Company’s Amended Credit Facility and Supplemental Credit Facility bear interest at LIBOR plus a margin of 47.5 bps. In addition, the Amended Credit Facility’s and the Supplemental Credit Facility’s per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps. After the downgrade, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR would become 150 bps and the per annum commitment fee would become 22.5 bps.
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
     On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE has entered into an agreement to sell the mortgage operations of the Company to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. On March 14, 2007, prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement (the “Rights Agreement”), dated as of January 28, 2005, between the Company and The Bank of New York. The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to approval by the Company’s stockholders, antitrust, state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, the Company’s stockholders will receive $31.50 per share in cash and shares of the Company’s Common stock will no longer be listed on the NYSE.
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
     On March 15, 2007 following the announcement of the Merger, the Company’s senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investor Services, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on the Company’s senior unsecured long-term debt and other debt will remain at these levels.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except as expressly indicated or unless the context otherwise requires, the “Company”, “PHH”, “we”, “our”, or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 18, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“Form 10-Q”)); however within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE:CAR) is referred to as “Cendant.” This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” set forth above, “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (our “2005 Form 10-K”) and the risks and uncertainties described in “Item 1A. Risk Factors.”
     All amounts for the three and six months ended June 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this section is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. For additional information on the restatement, see the “Explanatory Note” and Note 15, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. Our review and evaluation of our internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of June 30, 2006. For additional information regarding the material weaknesses, see “Item 4. Controls and Procedures.”
Overview
     We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans, LLC (“PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) which began operations in October 2005. Our Mortgage Production segment generated 17% of our Net revenues for the six months ended June 30, 2006. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originates. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 6% of our Net revenues for the six months ended June 30, 2006. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 77% of our Net revenues for the six months ended June 30, 2006.
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
     We, through our subsidiary, PHH Broker Partner Corporation (“PHH Broker Partner”), and Realogy, through its subsidiary, Realogy Services Venture Partner Inc. (“Realogy Venture Partner”) (formerly known as Cendant Real Estate Services Venture Partner, Inc.), formed the Mortgage Venture. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT Incorporated (“NRT”), its owned relocation business, Cartus Corporation (“Cartus”) (formerly known as Cendant Mobility Services Corporation), and its owned settlement services business, Title Resource Group LLC (“TRG”) (formerly known as Cendant Settlement Services Group, Inc.). All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. The Mortgage Venture did not materially impact our Condensed Consolidated Financial Statements for the three or six months ended June 30, 2006 or 2005.
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
     During 2006, we devoted substantial internal and external resources to the completion of our 2005 Form 10-K and related matters. As a result of these efforts, along with efforts to complete our assessment of internal controls over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. Of this $44 million, we recorded $4 million in Other operating expenses in the Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2006. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, these fees and expenses will remain significantly higher than historical fees and expenses for subsequent periods in 2006, and we expect them to remain significantly higher than historical fees and expenses in 2007.
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

Mortgage Industry Trends

     The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. The Federal National Mortgage Association’s (“Fannie Mae’s”) Economic and Mortgage Market Developments estimates that industry originations during 2006 were $2.5 trillion, a 16% decline from 2005. Lower origination volume, ongoing pricing pressures and a flat yield curve have negatively impacted the results of operations of our Mortgage Production and Mortgage Servicing segments for the remainder of 2006. As of January 2007, Economic and Mortgage Market Development forecasted a decline in industry originations during 2007 of approximately 7% from estimated 2006 levels, due to an 11% expected decline in purchase originations and a 1% expected decline in refinance originations.
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

Results of Operations — Second Quarter 2006 vs. Second Quarter 2005
Consolidated Results
     Our consolidated results of continuing operations for the second quarters of 2006 and 2005 were comprised of the following:

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change
	(In millions)
Net revenues	$589	$584	$5
Total expenses	565	560	5

Income from continuing operations before income taxes and minority interest	24	24	—
Provision for income taxes	22	6	16

Income from continuing operations before minority interest	$2	$18	$(16)

     During the second quarter of 2006, our Net revenues increased by $5 million (1%) compared to the second quarter of 2005, due to an increase of $28 million in our Fleet Management Services, that was partially offset by decreases of $16 million and $6 million in our Mortgage Production and Mortgage Servicing segments, respectively, and the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment. Our Income from continuing operations before income taxes and minority interest remained at the same level during the second quarter of 2006 compared to the second quarter of 2005 due to an unfavorable change of $7 million in our Mortgage Servicing segment that was offset by favorable changes of $6 million and $1 million in our Mortgage Production and Fleet Management Services segments, respectively.
     We record our interim tax provisions by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the second quarter of 2006, the Provision for income taxes was $22 million and was significantly impacted by a $9 million increase in income tax contingency reserves. In addition, we recorded state income tax expense of $6 million. Due to our year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.
     During the second quarter of 2005, the Provision for income taxes was $6 million and was significantly impacted by a decrease in valuation allowances of $3 million for state net operating losses (“NOLs”), which adjusted the valuation allowances recorded during the second quarter of 2005 to the revised full-year projections of the associated NOLs deferred tax assets.
Segment Results
     Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic

Relationship Agreement and the marketing agreement thereafter began to govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and TRG.
     Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$106	$122	$(16)	$(18)	$(23)	$5
Mortgage Servicing segment	38	44	(6)	14	21	(7)

Total Mortgage Services	144	166	(22)	(4)	(2)	(2)
Fleet Management Services segment	446	418	28	27	26	1

Total reportable segments	590	584	6	23	24	(1)
Other (2)	(1)	—	(1)	—	—	—

Total Company	$589	$584	$5	$23	$24	$(1)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated
	(In millions)

Income from continuing operations before income taxes and minority interest	$24	$24
Minority interest in income of consolidated entities, net of income taxes	1	—

Segment profit	$23	$24

(2)
Net revenues reported under the heading Other for the three months ended June 30, 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in Segment (loss) profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment.

     Mortgage Production Segment
     Net revenues decreased by $16 million (13%) in the second quarter of 2006 compared to the second quarter of 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $16 million in Mortgage fees, $12 million in Mortgage net finance income and $1 million in Other income, that were partially offset by a $13 million increase in Gain on sale of mortgage loans, net.
     Segment loss decreased by $5 million (22%) in the second quarter of 2006 compared to the second quarter of 2005 driven by a $22 million (15%) decrease in Total expenses, which was partially offset by the $16 million decrease in Net revenues. In addition, during the second quarter of 2006, the Mortgage Production segment recognized a $1 million Minority interest in income of consolidated entities, net of income taxes. The $22 million reduction in Total expenses was primarily due to decreases in Salaries and related expenses of $19 million and Other operating expenses of $5 million.

     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$9,435	$9,677	$(242)	(3)%
Fee-based closings	2,334	3,413	(1,079)	(32)%

Total closings	$11,769	$13,090	$(1,321)	(10)%

Purchase closings	$8,512	$9,208	$(696)	(8)%
Refinance closings	3,257	3,882	(625)	(16)%

Total closings	$11,769	$13,090	$(1,321)	(10)%

Fixed rate	$6,444	$5,446	$998	18%
Adjustable rate	5,325	7,644	(2,319)	(30)%

Total closings	$11,769	$13,090	$(1,321)	(10)%

Number of loans closed (units)	57,907	62,035	(4,128)	(7)%

Average loan amount	$203,240	$211,010	$(7,770)	(4)%

Loans sold	$8,854	$8,681	$173	2%

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Mortgage fees	$35	$51	$(16)	(31)%

Gain on sale of mortgage loans, net	69	56	13	23%

Mortgage interest income	50	45	5	11%
Mortgage interest expense	(48)	(31)	(17)	(55)%

Mortgage net finance income	2	14	(12)	(86)%

Other income	—	1	(1)	(100)%

Net revenues	106	122	(16)	(13)%

Salaries and related expenses	56	75	(19)	(25)%
Occupancy and other office expenses	14	13	1	8%
Other depreciation and amortization	5	4	1	25%
Other operating expenses	48	53	(5)	(9)%

Total expenses	123	145	(22)	(15)%

Loss before income taxes	(17)	(23)	6	26%
Minority interest in income of consolidated entities, net of income taxes	1	—	1	n/m (1)

Segment loss	$(18)	$(23)	$5	22%

(1)	n/m — Not meaningful.
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
     Mortgage fees decreased by $16 million (31%) from the second quarter of 2005 to the second quarter of 2006. This decrease was primarily attributable to the decline in fee-based closings of $1.1 billion (32%), coupled with a $242 million (3%) decrease in loans closed to be sold. The decrease in fee-based closings was primarily due to a decrease in fee-based closings from our financial institution clients. The $1.3 billion (10%) decline in total closings was attributable to a $625 million (16%) decline in refinance closings and a $696 million (8%) decline in purchase closings from the second quarter of 2005 to the second quarter of 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases in 2006 compared to 2005.
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
     The components of Gain on sale of mortgage loans, net were as follows:

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)
Gain on loans sold	$39	$57	$(18)	(32)%
Initial value of capitalized servicing	126	85	41	48%
Recognition of deferred fees and costs, net	(96)	(86)	(10)	(12)%

Gain on sale of mortgage loans, net	$69	$56	$13	23%

     Gain on sale of mortgage loans, net increased by $13 million (23%) from the second quarter of 2005 to the second quarter of 2006. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $28 million from the second quarter of 2005 to the second quarter of 2006 due to a $32 million decline in margins on loans sold that was partially offset by a $4 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $4 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $11 million during the second quarter of 2005 to $7 million during the second quarter of 2006. A $41 million increase in the initial value of capitalized servicing was caused by a slightly higher volume of loans sold and an increase of 44 basis points (“bps”) in the capitalized servicing rate in the second quarter of 2006 compared to the second quarter of 2005.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on mortgage loans held for sale (“MLHS”) and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $12 million (86%) in the second quarter of 2006 compared to the second quarter of 2005 due to a $17 million increase in Mortgage interest expense that was partially offset by a $5 million increase in Mortgage interest income. The $17 million increase in Mortgage interest expense was attributable to increases of $15 million due to a higher cost of funds from our outstanding borrowings and $2 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At June 30, 2006 and 2005, one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 5.34% and 3.41%, respectively, an increase of 193 bps. The $5 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale that was partially offset by lower average loans held for sale.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $19 million (25%) in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a decrease in average staffing levels due to lower origination volumes and employee attrition. The decrease in Salaries and related expenses is also attributable to an increase in deferred commission expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the second quarter of 2006 in comparison to the second quarter of 2005. The increased expense deferrals caused a $4 million decrease in Salaries and related expenses during the second quarter of 2006 compared to the second quarter of 2005.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $5 million (9%) during the second quarter of 2006 compared to the second quarter of 2005. This decrease was primarily attributable to a 10% decrease in total closings during the second quarter of 2006 compared to those closed during the second quarter of 2005, as well as an increase in deferred expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the second quarter of 2006 in comparison to the second quarter of 2005.
     Mortgage Servicing Segment
     Net revenues decreased by $6 million (14%) in the second quarter of 2006 compared to the second quarter of 2005. As discussed in greater detail below, an unfavorable change of $26 million in Amortization and valuation adjustments related to mortgage servicing rights, net was partially offset by increases of $13 million and $7 million in Mortgage net finance income and Loan servicing income, respectively.

     Segment profit decreased by $7 million (33%) in the second quarter of 2006 compared to the second quarter of 2005 due to the $6 million decrease in Net revenues and a $1 million (4%) increase in Total expenses. The $1 million increase in Total expenses was due to a $3 million increase in Other operating expenses that was partially offset by a $2 million decrease in Other depreciation and amortization.
     The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2006	2005	Change	% Change
	(In millions)
Average loan servicing portfolio	$158,726	$146,244	$12,482	9%

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)
Mortgage interest income	45	26	19	73%
Mortgage interest expense	(21)	(15)	(6)	(40)%

Mortgage net finance income	24	11	13	118%

Loan servicing income	124	117	7	6%

Amortization and provision for impairment of mortgage servicing rights	—	(362)	362	100%
Change in fair value of mortgage servicing rights	(3)	—	(3)	n/m (1)
Net derivative (loss) gain related to mortgage servicing rights	(106)	279	(385)	(138)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(109)	(83)	(26)	(31)%

Net loan servicing income	15	34	(19)	(56)%

Other income	(1)	(1)	—	—

Net revenues	38	44	(6)	(14)%

Salaries and related expenses	8	8	—	—
Occupancy and other office expenses	2	2	—	—
Other depreciation and amortization	1	3	(2)	(67)%
Other operating expenses	13	10	3	30%

Total expenses	24	23	1	4%

Segment profit	$14	$21	$(7)	(33)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $13 million (118%) in the second quarter of 2006 compared to the second quarter of 2005, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the second quarter of

2006 compared to the second quarter of 2005 since the escrow balances earn income based upon one-month LIBOR.
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
     The components of Loan servicing income were as follows:

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)
Net service fee revenue	$120	$115	$5	4%
Late fees and other ancillary servicing revenue	9	8	1	13%
Curtailment interest paid to investors	(11)	(13)	2	15%
Net reinsurance income	6	7	(1)	(14)%

Loan servicing income	$124	$117	$7	6%

     Loan servicing income increased by $7 million (6%) in the second quarter of 2006 from the second quarter of 2005. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 9% increase in the average loan servicing portfolio during the second quarter of 2006 compared to the second quarter of 2005.
     Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net
     Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and provision for impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative (loss) gain related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $26 million (31%) from the second quarter of 2005 to the second quarter of 2006 was attributable to a $385 million unfavorable change in net derivative gains and losses between periods and a $3 million decrease in the fair value of mortgage servicing rights recorded during the second quarter of 2006 that were partially offset by $362 million of Amortization and provision for impairment of mortgage servicing rights recorded in the second quarter of 2005. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.
     Amortization and Provision for Impairment of Mortgage Servicing Rights: Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During the second quarter of 2005, we recorded $110 million of amortization of MSRs and a $252 million provision for impairment of MSRs.
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
     The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During the second quarter of 2006, the fair value of our MSRs was reduced by $116 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $113 million. This favorable change was primarily due to the increase in mortgage interest rates during the second quarter of 2006 leading to lower expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates, increased by 29 bps during the second quarter of 2006. During the second quarter of 2005, the 10-year Treasury rate decreased by 56 bps.
     Net Derivative (Loss) Gain Related to Mortgage Servicing Rights: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.
     During the second quarter of 2006, the value of derivatives related to our MSRs decreased by $106 million. During the second quarter of 2005, the value of derivatives related to our MSRs increased by $279 million. As described below, our net results from MSRs risk management activities were gains of $7 million and $3 million during the second quarters of 2006 and 2005, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2006.
     The following table outlines Net gain on MSRs risk management activities:

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated
	(In millions)
Net derivative (loss) gain related to mortgage servicing rights	$(106)	$279
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	113	—
Provision for impairment of mortgage servicing rights	—	(252)
Application of amortization rate to the valuation allowance	—	(24)

Net gain on MSRs risk management activities	$7	$3

     Other Income
     Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and remained at the same level in the second quarter of 2006 compared to the second quarter of 2005.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $3 million (30%) during the second quarter of 2006 compared to the second quarter of 2005. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse.
     Fleet Management Services Segment
     Net revenues increased by $28 million (7%) in the second quarter of 2006 compared to the second quarter of 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $30 million in Fleet lease income and $1 million in Fleet management fees that were partially offset by a $3 million decrease in Other income.
     Segment profit increased by $1 million (4%) in the second quarter of 2006 compared to the second quarter of 2005 due to the $28 million increase in Net revenues, partially offset by a $27 million (7%) increase in Total expenses. The $27 million increase in Total expenses was primarily due to increases of $19 million and $9 million in Fleet interest expense and Depreciation on operating leases, respectively, that were partially offset by a $3 million decrease in Other operating expenses.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended June 30,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	334	324	10	3%
Maintenance service cards	339	338	1	—
Fuel cards	326	321	5	2%
Accident management vehicles	327	331	(4)	(1)%

	Three Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Fleet management fees	$38	$37	$1	3%
Fleet lease income	385	355	30	8%
Other income	23	26	(3)	(12)%

Net revenues	446	418	28	7%

Salaries and related expenses	22	20	2	10%
Occupancy and other office expenses	4	4	—	—
Depreciation on operating leases	304	295	9	3%
Fleet interest expense	50	31	19	61%
Other depreciation and amortization	3	3	—	—
Other operating expenses	36	39	(3)	(8)%

Total expenses	419	392	27	7%

Segment profit	$27	$26	$1	4%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $1 million (3%) in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the 3% increase in leased vehicles and an increase in average revenue per unit.

     Fleet Lease Income
     Fleet lease income increased by $30 million (8%) during the second quarter of 2006 compared to the second quarter of 2005 due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, increased billings due to higher interest rates on variable-interest rate leases and new leases increased Fleet lease income.
     Other Income
     Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. During the second quarter of 2006, Other income decreased by $3 million (12%) compared to the second quarter of 2005, primarily due to a 20% decline in new and used vehicle sales at our dealerships.
     Salaries and Related Expenses
     Salaries and related expenses increased by $2 million (10%) in the second quarter of 2006 compared to the second quarter of 2005, primarily due to increases in employee benefit costs and variable compensation expenses.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the second quarter of 2006 increased by $9 million (3%) compared to the second quarter of 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the second quarter of 2006, which are accounted for as adjustments to the basis of the leased units.
     Fleet Interest Expense
     Fleet interest expense increased by $19 million (61%) during the second quarter of 2006 compared to the second quarter of 2005. The increase in Fleet interest expense was primarily due to rising short-term interest rates and increased debt associated with the 3% increase in leased vehicles.
     Other Operating Expenses
     Other operating expenses decreased by $3 million (8%) during the second quarter of 2006 compared to the second quarter of 2005, primarily due to reduced cost of goods sold at our dealerships.

Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005
Consolidated Results
     Our consolidated results of continuing operations for the six months ended June 30, 2006 and 2005 were comprised of the following:

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change
		(In millions)

Net revenues	$1,138	$1,201	$(63)

Expenses:
Spin-Off related expenses	—	41	(41)
Other expenses	1,113	1,100	13

Total expenses	1,113	1,141	(28)

Income from continuing operations before income taxes and minority interest	25	60	(35)
Provision for income taxes	35	29	6

(Loss) income from continuing operations before minority interest	$(10)	$31	$(41)

     During the six months ended June 30, 2006, our Net revenues decreased by $63 million (5%) compared to the six months ended June 30, 2005, primarily due to decreases of $85 million and $35 million in our Mortgage Servicing and Mortgage Production segments, respectively, that were partially offset by a $58 million increase in our Fleet Management Services segment. In addition, Net revenues during the six months ended June 30, 2006 included the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment. Our Income from continuing operations before income taxes and minority interest during the six months ended June 30, 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. Our Income from continuing operations before income taxes and minority interest decreased by $35 million (58%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an unfavorable change of $87 million in our Mortgage Servicing segment, that was partially offset by the Spin-Off expenses recorded in 2005, favorable changes of $8 million and $2 million in our Fleet Management Services and Mortgage Production segments, respectively, and a $1 million decrease in other expenses not allocated to our reportable segments.
     During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the six months ended June 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.
     We record our interim tax provisions by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FIN 18. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.
     During the six months ended June 30, 2006, the Provision for income taxes was $35 million and was significantly impacted by a $24 million increase in income tax contingency reserves and a $1 million increase in valuation allowances for state NOLs generated during the six months ended June 30, 2006 for which we believe it is more likely than not that the NOLs will not be realized. In addition, we recorded a state income tax expense of $2 million. Due to our year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.

     During the six months ended June 30, 2005, the Provision for income taxes was $29 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors.
Segment Results
     Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the marketing agreement thereafter began to govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and TRG.
     Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$194	$229	$(35)	$(47)	$(49)	$2
Mortgage Servicing segment	71	156	(85)	21	108	(87)

Total Mortgage Services	265	385	(120)	(26)	59	(85)
Fleet Management Services segment	874	816	58	51	43	8

Total reportable segments	1,139	1,201	(62)	25	102	(77)
Other (2)	(1)	—	(1)	—	(42)	42

Total Company	$1,138	$1,201	$(63)	$25	$60	$(35)

(1)
As the Minority interest in income of consolidated entities, net of income taxes was insignificant during the six months ended June 30, 2006 and 2005, segment profit equaled Income from continuing operations before income taxes and minority interest during those periods.

(2)
Net revenues reported under the heading Other for the six months ended June 30, 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in Segment (loss) profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the six months ended June 30, 2005 was primarily $41 million of Spin-Off related expenses.

     Mortgage Production Segment
     Net revenues decreased by $35 million (15%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $30 million in Mortgage fees, $14 million in Mortgage net finance income and $2 million in Other income, that were partially offset by an increase of $11 million in Gain on sale of mortgage loans, net.
     Segment loss decreased by $2 million (4%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 driven by the $35 million decrease in Net revenues, that was partially offset by a $37 million (13%) decrease in Total expenses. The $37 million reduction in Total expenses was primarily due to decreases in Salaries and related expenses of $28 million and Other operating expenses of $11 million.

     The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$16,640	$16,492	$148	1%
Fee-based closings	4,370	6,013	(1,643)	(27)%

Total closings	$21,010	$22,505	$(1,495)	(7)%

Purchase closings	$14,670	$15,366	$(696)	(5)%
Refinance closings	6,340	7,139	(799)	(11)%

Total closings	$21,010	$22,505	$(1,495)	(7)%

Fixed rate	$11,301	$9,274	$2,027	22%
Adjustable rate	9,709	13,231	(3,522)	(27)%

Total closings	$21,010	$22,505	$(1,495)	(7)%

Number of loans closed (units)	104,323	108,759	(4,436)	(4)%
Average loan amount	$201,394	$206,925	$(5,531)	(3)%

Loans sold	$16,132	$15,097	$1,035	7%

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Mortgage fees	$65	$95	$(30)	(32)%

Gain on sale of mortgage loans, net	126	115	11	10%

Mortgage interest income	90	78	12	15%
Mortgage interest expense	(87)	(61)	(26)	(43)%

Mortgage net finance income	3	17	(14)	(82)%

Other income	—	2	(2)	(100)%

Net revenues	194	229	(35)	(15)%

Salaries and related expenses	111	139	(28)	(20)%
Occupancy and other office expenses	26	26	—	—
Other depreciation and amortization	11	9	2	22%
Other operating expenses	93	104	(11)	(11)%

Total expenses	241	278	(37)	(13)%

Segment loss	$(47)	$(49)	$2	4%

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
     Mortgage fees decreased by $30 million (32%) from the six months ended June 30, 2005 to the six months ended June 30, 2006. This decrease was attributable to the decline in fee-based closings of $1.6 billion (27%), partially offset by a $148 million (1%) increase in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institution clients during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The $1.5 billion (7%) decline in total closings from the six months ended June 30, 2005 to the six months ended June 30, 2006 was attributable to a $799 million (11%) decline in refinance closings and a $696 million (5%) decline in purchase closings. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases in 2006 compared to 2005.
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
     The components of Gain on sale of mortgage loans, net were as follows:

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Gain on loans sold	$87	$103	$(16)	(16)%
Initial value of capitalized servicing	218	162	56	35%
Recognition of deferred fees and costs, net	(179)	(150)	(29)	(19)%

Gain on sale of mortgage loans, net	$126	$115	$11	10%

     Gain on sale of mortgage loans, net increased by $11 million (10%) from the six months ended June 30, 2005 to the six months ended June 30, 2006. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $45 million from the six months ended June 30, 2005 to the six months ended June 30, 2006 due to a $58 million decline in margins on loans sold that was partially offset by a $13 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $13 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $21 million during the six months ended June 30, 2005 to $8 million during the six months ended June 30, 2006. A $56 million increase in the initial value of capitalized servicing was caused by a higher volume of loans sold and an increase of 28 bps in the capitalized servicing rate in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $14 million (82%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to a $26 million increase in Mortgage interest expense that was partially offset by a $12 million increase in Mortgage interest income. The $26 million increase in Mortgage interest expense was attributable to increases of $21 million due to a higher cost of funds from our outstanding borrowings and $5 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At June 30, 2006 and 2005, one-month LIBOR, which is used as a benchmark for short-term rates, was 5.34% and 3.41%, respectively, an increase of 193 bps. The $12 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale and higher average loans held for sale.
     Salaries and Related Expenses
     Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $28 million (20%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to a decrease in average staffing levels due to lower origination volumes and employee attrition. The decrease in Salaries and related expenses is also attributable to an increase in deferred commission expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. The increased expense deferrals caused an $8 million decrease in Salaries and related expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $11 million (11%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This decrease was primarily attributable to a 7% decrease in total closings during the six months ended June 30, 2006 compared to those closed during the six months ended June 30, 2005, as well as an increase in deferred expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005.
     Mortgage Servicing Segment
     Net revenues decreased by $85 million (54%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As discussed in greater detail below, a $120 million unfavorable change in Amortization and valuation adjustments related to mortgage servicing rights, net was partially offset by increases of $22 million and $13 million in Mortgage net finance income and Loan servicing income, respectively.
     Segment profit decreased by $87 million (81%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 driven by the $85 million decrease in Net revenues and a $2 million (4%) increase in Total expenses. The $2 million increase in Total expenses was due to a $5 million increase in Other operating expenses and a $1 million increase in Occupancy and other office expenses that were partially offset by a $4 million decrease in Other depreciation and amortization.

     The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2006	2005	Change	% Change
	(In millions)

Average loan servicing portfolio	$158,317	$146,120	$12,197	8%

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Mortgage interest income	81	44	37	84%
Mortgage interest expense	(42)	(27)	(15)	(56)%

Mortgage net finance income	39	17	22	129%

Loan servicing income	254	241	13	5%

Amortization and provision for impairment of mortgage servicing rights	—	(352)	352	100%
Change in fair value of mortgage servicing rights	65	—	65	n/m (1)
Net derivative (loss) gain related to mortgage servicing rights	(286)	251	(537)	(214)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(221)	(101)	(120)	(119)%

Net loan servicing income	33	140	(107)	(76)%

Other income	(1)	(1)	—	—

Net revenues	71	156	(85)	(54)%

Salaries and related expenses	17	17	—	—
Occupancy and other office expenses	5	4	1	25%
Other depreciation and amortization	1	5	(4)	(80)%
Other operating expenses	27	22	5	23%

Total expenses	50	48	2	4%

Segment profit	$21	$108	$(87)	(81)%

(1)	n/m — Not meaningful.
     Mortgage Net Finance Income
     Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $22 million (129%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 since the escrow balances earn income based upon one-month LIBOR.

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
     The components of Loan servicing income were as follows:

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Net service fee revenue	$242	$231	$11	5%
Late fees and other ancillary servicing revenue	19	16	3	19%
Curtailment interest paid to investors	(22)	(23)	1	4%
Net reinsurance income	15	17	(2)	(12)%

Loan servicing income	$254	$241	$13	5%

     Loan servicing income increased by $13 million (5%) in the six months ended June 30, 2006 from the six months ended June 30, 2005. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 8% increase in the average loan servicing portfolio during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net
     Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and provision for impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative (loss) gain related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $120 million (119%) from the six months ended June 30, 2005 to the six months ended June 30, 2006 was attributable to a $537 million unfavorable change in net derivative gains and losses between periods that was partially offset by $352 million of Amortization and provision for impairment of mortgage servicing rights recorded in the six months ended June 30, 2005 and a $65 million increase in the fair value of mortgage servicing rights recorded during the six months ended June 30, 2006. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.
     Amortization and Provision for Impairment of Mortgage Servicing Rights: Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During the six months ended June 30, 2005, we recorded $212 million of amortization of MSRs and a $140 million provision for impairment of MSRs.
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

     The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During the six months ended June 30, 2006, the fair value of our MSRs was reduced by $200 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $265 million. This favorable change was primarily due to the increase in mortgage interest rates during the six months ended June 30, 2006 leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 75 bps during the six months ended June 30, 2006. During the six months ended June 30, 2005, the 10-year Treasury rate decreased by 28 bps.
     Net Derivative (Loss) Gain Related to Mortgage Servicing Rights: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.
     During the six months ended June 30, 2006, the value of derivatives related to our MSRs decreased by $286 million. During the six months ended June 30, 2005, the value of derivatives related to our MSRs increased by $251 million. As described below, our net results from MSRs risk management activities were a loss of $21 million and a gain of $60 million during the six months ended June 30, 2006 and 2005, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2006.
     The following table outlines Net (loss) gain on MSRs risk management activities:

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated
	(In millions)

Net derivative (loss) gain related to mortgage servicing rights	$(286)	$251
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	265	—
Provision for impairment of mortgage servicing rights	—	(140)
Application of amortization rate to the valuation allowance	—	(51)

Net (loss) gain on MSRs risk management activities	$(21)	$60

     Other Income
     Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and remained at the same level during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Other Operating Expenses
     Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses increased by $5 million (23%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse.

Fleet Management Services Segment
     Net revenues increased by $58 million (7%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $57 million and $4 million in Fleet lease income and Fleet management fees, respectively, that were partially offset by a $3 million decrease in Other income.
     Segment profit increased by $8 million (19%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the $58 million increase in Net revenues, partially offset by a $50 million (6%) increase in Total expenses. The $50 million increase in Total expenses was primarily due to increases of $31 million, $24 million and $3 million in Fleet interest expense, Depreciation on operating leases and Salaries and related expenses, respectively, that were partially offset by an $8 million decrease in Other operating expenses.
     The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Six Months
	Ended June 30,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	333	323	10	3%
Maintenance service cards	341	337	4	1%
Fuel cards	325	319	6	2%
Accident management vehicles	329	330	(1)	—

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change	% Change
		(In millions)

Fleet management fees	$78	$74	$4	5%
Fleet lease income	753	696	57	8%
Other income	43	46	(3)	(7)%

Net revenues	874	816	58	7%

Salaries and related expenses	43	40	3	8%
Occupancy and other office expenses	9	9	—	—
Depreciation on operating leases	610	586	24	4%
Fleet interest expense	93	62	31	50%
Other depreciation and amortization	6	6	—	—
Other operating expenses	62	70	(8)	(11)%

Total expenses	823	773	50	6%

Segment profit	$51	$43	$8	19%

     Fleet Management Fees
     Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $4 million (5%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to increases in revenue from our principal fee-based products, which accounted for approximately $3 million of the increase. Additionally, Fleet management fees were enhanced by incremental revenue of $1 million from other fee-based products.

     Fleet Lease Income
     Fleet lease income increased by $57 million (8%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, increased billings due to higher interest rates on variable-interest rate leases and new leases increased Fleet lease income.
     Other Income
     Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. During the six months ended June 30, 2006, Other income declined by $3 million (7%) in comparison to the six months ended June 30, 2005, primarily due to an 11% decline in new and used vehicle sales at our dealerships.
     Salaries and Related Expenses
     Salaries and related expenses increased by $3 million (8%) in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to increases in annual compensation, staffing levels and variable compensation expenses.
     Depreciation on Operating Leases
     Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the six months ended June 30, 2006 increased by $24 million (4%) compared to the six months ended June 30, 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the six months ended June 30, 2006 which are accounted for as adjustments to the basis of the leased units.
     Fleet Interest Expense
     Fleet interest expense increased by $31 million (50%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in Fleet interest expense was primarily due to rising short-term interest rates and increased debt associated with the 3% increase in leased vehicles.
     Other Operating Expenses
     Other operating expenses decreased by $8 million (11%) during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily due to a reduction in cost of goods sold as a result of decreases in lease syndication volume and cost of goods sold at our dealerships.
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
Cash Flows
     At June 30, 2006, we had $106 million of Total Cash and cash equivalents, a decrease of $1 million from $107 million at December 31, 2005. The following table summarizes the changes in Total Cash and cash equivalents during the six months ended June 30, 2006 and 2005:

	Six Months
	Ended June 30,
		2005
		As
	2006	Restated	Change
	(In millions)

Cash used in continuing operations:
Operating activities	$244	$(536)	$780
Investing activities	(1,166)	(166)	(1,000)
Financing activities	920	505	415
Effect of changes in exchange rates on Cash and cash equivalents	1	—	1

Net cash used in continuing operations	(1)	(197)	196

Cash used in discontinued operations:
Operating activities	—	184	(184)
Investing activities	—	(30)	30
Financing activities	—	(242)	242

Net cash used in discontinued operations	—	(88)	88

Net decrease in Cash and cash equivalents	$(1)	$(285)	$284

     Continuing Operations
     Operating Activities
     During the six months ended June 30, 2006, we generated $780 million more cash from operating activities than during the six months ended June 30, 2005 as net cash outflows related to the origination and sale of mortgage loans during the six months ended June 30, 2006 were $760 million lower than the net cash outflows that occurred during the six months ended June 30, 2005. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.
     Investing Activities
     During the six months ended June 30, 2006, we used $1.0 billion more cash in investing activities than during the six months ended June 30, 2005. During the six months ended June 30, 2005, we redeemed $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse asset-backed debt arrangement, which caused a significant decrease in Restricted cash during that period. The remaining increase in cash used in investing activities was primarily attributable to a decrease of $760 million in net settlement proceeds for derivatives related to MSRs that was partially offset by a $265 million decrease in cash paid on derivatives related to MSRs.

     Financing Activities
     During the six months ended June 30, 2006, we generated $415 million more cash from financing activities than during the six months ended June 30, 2005. During the six months ended June 30, 2006, we recorded $8.3 billion of higher proceeds from borrowings, including borrowings incurred to redeem the Chesapeake Finance Holdings LLC (“Chesapeake Finance”) and Terrapin Funding LLC (“Terrapin”) debt. This increase in cash provided by financing activities was partially offset by $7.3 billion more cash used for the repayment of debt, including the repayment of $3.2 billion of outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance and Terrapin during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In addition, during the six months ended June 30, 2005, net short-term borrowings increased by $485 million, and we recorded a $100 million cash contribution from Cendant related to the Spin-Off.
     Discontinued Operations
     During the six months ended June 30, 2005, our discontinued operations generated (used) $184 million, $(30) million and $(242) million of cash from operating activities, investing activities and financing activities, respectively. The discontinued operations were distributed to our former parent company, Cendant, during the first quarter of 2005.
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
Indebtedness
     We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2006	2005
	(In millions)

Restricted cash	$649	$497
Mortgage loans held for sale, net	2,761	2,395
Net investment in fleet leases	4,144	3,966
Mortgage servicing rights, net	2,192	1,909
Investment securities	37	41

Assets under management programs	$9,783	$8,808

     The following tables summarize the components of our indebtedness at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$800	$1,045	$1,845
Variable funding notes	3,472	569	—	4,041
Subordinated debt	—	101	—	101
Commercial paper	—	173	527	700
Borrowings under credit facilities	—	155	770	925
Other	14	38	13	65

	$3,486	$1,836	$2,355	$7,677

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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
     On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance, and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. We recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2006.
     As of June 30, 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of June 30, 2006 was collateralized by approximately $4.1 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of June 30, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.6% and 4.8% as of June 30, 2006 and December 31, 2005, respectively.
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
     As of June 30, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and we had $228 million of unused capacity available.
     Mortgage Warehouse Asset-Backed Debt
     Bishop’s Gate is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both June 30, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $800 million. The Bishop’s Gate Notes are variable-rate instruments and, as of June 30, 2006, were scheduled to mature between September 2006 and November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of June 30, 2006 and December 31, 2005 was 5.5% and 4.7%, respectively. As of both June 30, 2006 and December 31, 2005, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $101 million. As of June 30, 2006, the Bishop’s Gate Certificates were primarily variable-rate instruments and were scheduled to mature between September 2006 and May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of June 30, 2006 and December 31, 2005 was 6.3% and 5.8%, respectively. As of June 30, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $173 million and $84 million, respectively. As of June 30, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of June 30, 2006, were scheduled to mature in July 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of June 30, 2006 and December 31, 2005 was 5.3% and 4.3%, respectively. As of June 30, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.1 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet.
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
     We also maintain a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary. We generally use this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. As of June 30, 2006 and December 31, 2005, borrowings under this variable-rate facility were $283 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $318 million, included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006, and is funded by a multi-seller conduit. As of June 30, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007.
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
     On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. Borrowings outstanding under the Mortgage Venture Repurchase Facility were $286 million and were collateralized by underlying mortgage loans and related assets of $349 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps, which was 5.3% as of June 30, 2006. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.
     The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. During the second quarter of 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this line of credit were $142 million and $177 million as of June 30, 2006 and December 31, 2005, respectively, and, as of June 30, 2006, were collateralized by underlying mortgage loans and related assets of $158 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. This variable-rate credit agreement was scheduled to expire on October 5, 2006 and bore interest at 6.2% and 5.2% on June 30, 2006 and December 31, 2005, respectively. On September 28, 2006, the maturity date of this facility was extended to January 3, 2007, and on December 22, 2006, it was extended again to October 5, 2007.
     As of June 30, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.5 billion, and we had approximately $1.7 billion of unused capacity available.
     Unsecured Debt
     The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of June 30, 2006, we had a total of approximately $1.6 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of March 27, 2007 were as follows:

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
     Term Notes
     The outstanding carrying value of term notes at June 30, 2006 and December 31, 2005 consisted of $1.0 billion and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN

Indenture Trustee”) that mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of June 30, 2006 and December 31, 2005 was 6.7% and 6.8%, respectively.
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
     Commercial Paper
     Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $527 million and $747 million as of June 30, 2006 and December 31, 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of June 30, 2006 and December 31, 2005 was 5.6% and 4.7%, respectively.
     Credit Facilities
     As of December 31, 2005, we were party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, we entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to our Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of June 30, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of June 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Amended Credit Facility after the downgrade bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps. Borrowings under the Amended Credit Facility were $370 million as of June 30, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.
     On April 6, 2006, we entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that expires on April 5, 2007. Borrowings under the Supplemental Credit Facility were $400 million as of June 30, 2006. Pricing under the Supplemental Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of June 30, 2006. The Supplemental Credit Facility also requires us to pay per annum utilization fees if our usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of June 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our

Supplemental Credit Facility after the downgrade bore interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.
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

Debt Maturities
     The following table provides the contractual maturities of our indebtedness at June 30, 2006 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
		(In millions)

Within one year	$1,774	$958	$2,732
Between one and two years	1,477	433	1,910
Between two and three years	985	—	985
Between three and four years	518	7	525
Between four and five years	252	370	622
Thereafter	316	587	903

	$5,322	$2,355	$7,677

     As of June 30, 2006, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,714	$3,486	$228
Mortgage warehouse	3,504	1,836	1,668

Unsecured Committed Credit Facilities (2)	1,801	1,299	502

(1)
Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)
Available capacity reflects a reduction in availability due to an allocation against the facilities of $527 million which fully supports the outstanding unsecured commercial paper issued by us as of June 30, 2006. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility.

     Beginning on March 16, 2006, access to our shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC.
     Debt Covenants
     Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At June 30, 2006, we were in compliance with all of our financial covenants related to our debt arrangements. (See below for further discussion of compliance with our debt covenants.)
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
     On July 12, 2006, Bishop’s Gate received a notice (the “Notice”), dated July 10, 2006, from the Bishop’s Gate Trustee, that certain events of default had occurred under the Bishop’s Gate Indenture. The Notice indicated that events of default occurred as a result of Bishop’s Gate’s failure to provide the Bishop’s Gate Trustee with our and certain other audited and unaudited quarterly financial statements as required under the Bishop’s Gate Indenture. While the Notice further informed the holders of the Bishop’s Gate Notes of these events of default, the Notice received did not constitute a notice of acceleration of repayment of the Bishop’s Gate Notes. The Notice created an event of default under the Bishop’s Gate Liquidity Agreement. We sought waivers of any events of default from the holders of the Bishop’s Gate Notes as well as the lenders under the Bishop’s Gate Liquidity Agreement.
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
Critical Accounting Policies
     There have not been any significant changes to the critical accounting policies discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our 2005 Form 10-K, except as discussed below.
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
     As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. We have elected the fair value measurement method for subsequently measuring our servicing rights. The election of the fair value measurement method will subject our earnings to increases and decreases in the value of our servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and provision for impairment of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2005.
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
     While the majority of the mortgage loans serviced by us are sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.9 billion as of June 30, 2006. In addition, the outstanding balance of loans sold with recourse by us was $628 million as of June 30, 2006.
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
     As of June 30, 2006, we had a liability of $32 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

     Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of June 30, 2006, we provided such mortgage reinsurance for approximately $11.0 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $745 million as of June 30, 2006. We are required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2006. As of June 30, 2006, a liability of $17 million was recorded in Other liabilities in our Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.
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
     As of June 30, 2006 there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.
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
     We used June 30, 2006 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.
     The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2006 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
			(In millions)
Mortgage Assets
Mortgage loans held for sale, net	$40	$23	$12	$(14)	$(28)	$(60)
Interest rate lock commitments	53	33	20	(27)	(59)	(132)
Forward loan sale commitments	(78)	(45)	(24)	27	56	118
Options	(82)	(34)	(14)	9	17	31

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(67)	(23)	(6)	(5)	(14)	(43)

Mortgage servicing rights, net	(474)	(207)	(95)	78	140	230
Mortgage servicing rights derivatives	381	133	51	(24)	(34)	(39)

Total Mortgage servicing rights, net and related derivatives	(93)	(74)	(44)	54	106	191

Mortgage-backed securities	1	—	—	(1)	(1)	(2)

Total Mortgage Assets	(159)	(97)	(50)	48	91	146
Total Vehicle Assets	20	10	5	(5)	(10)	(19)
Total Liabilities	(20)	(10)	(5)	5	9	19

Total, net	$(159)	$(97)	$(50)	$48	$90	$146

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2005 Form 10-K filed with the SEC on November 22, 2006 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in the 2005 Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2006, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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
     Furthermore, we anticipate that our disclosure controls and procedures for the quarter ended September 30, 2006, the year ended December 31, 2006 and the quarter ending March 31, 2007 will be determined not to be effective.
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
Changes in Internal Control Over Financial Reporting
     We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. During the three months ended June 30, 2006, the following change to our internal control over financial reporting was made:
▪	We engaged outside consultants and hired additional professionals in our finance, accounting and tax departments in order to address the delay in the preparation of our financial statements.

     Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
     There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As of the end of the period covered in this Form 10-Q, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above which were not fully remediated as of June 30, 2006, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

     Furthermore, we anticipate that our disclosure controls and procedures for the quarter ended September 30, 2006, the year ended December 31, 2006 and the quarter ending March 31, 2007 will be determined not to be effective. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 4. Controls and Procedures” for additional information.
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
     None.
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.
10.76	Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.
10.77	Supplemental Indenture No. 2, dated as of December 21, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
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
Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
10.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
31(i).1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i).2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.