Form 10-Q
period 2006-09-30
PHH CORP
filed 2007-04-11
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q”)); however, within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”

EXPLANATORY NOTE

During the preparation of our Consolidated Financial Statements for the year ended December 31, 2005, we determined that it was necessary to restate previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters. As a result, all amounts as of September 30, 2005 and for the three and nine months ended September 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this Form 10-Q is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the three months ended September 30, 2005. For additional information about the effects of the restatement adjustments on the Condensed Consolidated Financial Statements included in this Form 10-Q, see Note 16, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein. For additional information about the effects of the restatement adjustments on our Consolidated Financial Statements for the year ended December 31, 2005, see the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

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

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

■	the outcome of civil litigation pending against us, our Directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such Directors and executive officers will be covered by our Directors and officers insurance;

■	our ability to meet the extended deadlines for the delivery of our quarterly and annual financial statements under our waivers under financing agreements and, if not, our ability to obtain additional waivers under our financing agreements and to satisfy our obligations under certain of our contractual and regulatory requirements for the delivery of our quarterly and annual financial statements;

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of a decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our mortgage services business;

■	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

■	the impact of the proposed merger on our business and the price of our Common stock, including our ability to satisfy the conditions required to consummate the merger, the impact of the announcement of the merger on our business relationships and operating results and the impact of costs, fees and expenses related to the merger;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

■	our ability to establish and maintain a functional corporate structure and to operate as an independent organization;

■	our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants could negatively impact our access to the secondary market for mortgage loans and our ability to act as servicer for mortgage loans sold into the secondary market; and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated

Revenues
Mortgage fees	$33	$52	$98	$147
Fleet management fees	39	37	117	111

Net fee income	72	89	215	258

Fleet lease income	390	356	1,143	1,052

Gain on sale of mortgage loans, net	42	114	168	229

Mortgage interest income	98	90	268	212
Mortgage interest expense	(71)	(59)	(200)	(147)

Mortgage net finance income	27	31	68	65

Loan servicing income	129	119	383	360

Amortization and recovery of impairment of mortgage servicing rights	—	122	—	(230)
Change in fair value of mortgage servicing rights	(302)	—	(237)	—
Net derivative gain (loss) related to mortgage servicing rights	154	(206)	(132)	45

Amortization and valuation adjustments related to mortgage servicing rights, net	(148)	(84)	(369)	(185)

Net loan servicing (loss) income	(19)	35	14	175

Other income	23	25	65	72

Net revenues	535	650	1,673	1,851

Expenses
Salaries and related expenses	81	105	257	304
Occupancy and other office expenses	20	19	60	58
Depreciation on operating leases	308	296	918	882
Fleet interest expense	51	36	143	98
Other depreciation and amortization	9	10	27	30
Other operating expenses	97	101	274	295
Spin-Off related expenses	—	—	—	41

Total expenses	566	567	1,679	1,708

(Loss) income from continuing operations before income taxes and minority interest	(31)	83	(6)	143
(Benefit from) provision for income taxes	(25)	35	10	64

(Loss) income from continuing operations before minority interest	(6)	48	(16)	79
Minority interest in income of consolidated entities, net of income taxes of $(1) and $(1)	1	—	1	—

(Loss) income from continuing operations	(7)	48	(17)	79
Loss from discontinued operations, net of income taxes of $0	—	—	—	(1)

Net (loss) income	$(7)	$48	$(17)	$78

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.91	$(0.32)	$1.50
Loss from discontinued operations	—	—	—	(0.02)

Net (loss) income	$(0.13)	$0.91	$(0.32)	$1.48

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.90	$(0.32)	$1.48
Loss from discontinued operations	—	—	—	(0.02)

Net (loss) income	$(0.13)	$0.90	$(0.32)	$1.46

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$94	$107
Restricted cash	592	497
Mortgage loans held for sale, net	2,517	2,395
Accounts receivable, net	450	471
Net investment in fleet leases	4,135	3,966
Mortgage servicing rights, net	1,990	1,909
Investment securities	37	41
Property, plant and equipment, net	65	73
Goodwill	86	87
Other assets	469	419

Total assets	$10,435	$9,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$488	$565
Debt	7,269	6,744
Deferred income taxes	787	790
Other liabilities	341	314

Total liabilities	8,885	8,413

Commitments and contingencies (Note 11)	—	—
Minority interest	35	31
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,506,822 shares issued and outstanding at September 30, 2006; 53,408,728 shares issued and outstanding at December 31, 2005	1	1
Additional paid-in capital	959	983
Retained earnings	539	556
Accumulated other comprehensive income	16	12
Deferred compensation	—	(31)

Total stockholders’ equity	1,515	1,521

Total liabilities and stockholders’ equity	$10,435	$9,965

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2006
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Net loss	—	—	—	(17)	—	—	(17)
Other comprehensive income, net of income taxes of $0	—	—	—	—	4	—	4
Stock compensation expense	—	—	7	—	—	—	7
Stock options exercised, net of income taxes of $0	65,520	—	1	—	—	—	1
Restricted stock award vesting, net of income taxes of $0	32,574	—	(1)	—	—	—	(1)

Balance at September 30, 2006	53,506,822	$1	$959	$539	$16	$—	$1,515

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated

Cash flows from operating activities of continuing operations:
Net (loss) income	$(17)	$78
Adjustment for discontinued operations	—	1

(Loss) income from continuing operations	(17)	79
Adjustments to reconcile (Loss) income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Stock option expense related to the Spin-Off	—	4
Capitalization of originated mortgage servicing rights	(325)	(295)
Amortization and recovery of impairment of mortgage servicing rights	—	230
Net unrealized loss (gain) on mortgage servicing rights and related derivatives	369	(45)
Vehicle depreciation	918	882
Other depreciation and amortization	27	30
Origination of mortgage loans held for sale	(25,981)	(28,312)
Proceeds on sale of and payments from mortgage loans held for sale	25,873	27,330
Other adjustments and changes in other assets and liabilities, net	(21)	(2)

Net cash provided by (used in) operating activities of continuing operations	843	(99)

Cash flows from investing activities of continuing operations:
Investment in vehicles	(1,874)	(1,804)
Proceeds on sale of investment vehicles	801	755
Purchase of mortgage servicing rights, net	(12)	(19)
Cash paid on derivatives related to mortgage servicing rights	(105)	(329)
Net settlement proceeds for derivatives related to mortgage servicing rights	(61)	482
Purchases of property, plant and equipment	(17)	(12)
Net assets acquired, net of cash acquired and acquisition-related payments	(2)	(4)
(Increase) decrease in Restricted cash	(95)	370
Other, net	23	7

Net cash used in investing activities of continuing operations	(1,342)	(554)

Cash flows from financing activities of continuing operations:
Net increase in short-term borrowings	403	840
Proceeds from borrowings	17,733	6,047
Principal payments on borrowings	(17,643)	(6,509)
Issuances of Company Common stock	1	—
Purchases of Company Common stock	—	(3)
Capital contribution from Cendant	—	100
Other, net	(9)	—

Net cash provided by financing activities of continuing operations	$485	$475

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated

Effect of changes in exchange rates on Cash and cash equivalents of continuing operations	$1	$—

Cash provided by (used in) discontinued operations:
Operating activities	—	184
Investing activities	—	(30)
Financing activities	—	(242)

Net cash used in discontinued operations	—	(88)

Net decrease in Cash and cash equivalents	(13)	(266)

Cash and cash equivalents at beginning of period:
Continuing operations	107	257
Discontinued operations	—	88

Total Cash and cash equivalents at beginning of period	107	345

Cash and cash equivalents at end of period:
Continuing operations	94	79
Discontinued operations	—	—

Total Cash and cash equivalents at end of period	$94	$79

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Throughout these Notes to Condensed Consolidated Financial Statements, all referenced amounts as of September 30, 2005, for the three and the nine months ended September 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. For information on the restatement, see Note 16, “Prior Period Adjustments” included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in PHH Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

As of December 31, 2004, PHH was a wholly owned subsidiary of Cendant Corporation that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant Corporation changed its name to Avis Budget Group, Inc.; however, within these Notes to Condensed Consolidated Financial Statements, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). During 2005, prior to the Spin-Off, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. STARS was previously a wholly owned subsidiary of PHH until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within the PHH ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of PHH from December 31, 2002 until it contributed STARS to PHH as part of the internal reorganization discussed above.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest. PHH Home Loans, LLC (the “Mortgage Venture”) is consolidated within PHH’s Condensed Consolidated Financial Statements and Realogy Corporation’s ownership interest is presented as Minority interest in the Condensed Consolidated Balance Sheets and Minority interest in income of consolidated entities, net of income taxes in the Condensed Consolidated Statement of Operations. On July 31, 2006, Cendant executed a spin-off of both Realogy Corporation (“Realogy”) and Wyndham Worldwide Corporation (the “Cendant Spin-Offs”). The 49.9% ownership in the Mortgage Venture was included in the spin-off of Realogy, which owns NRT Incorporated (“NRT”) and Cartus Corporation (“Cartus”) and franchises to real estate brokerage companies under the Century 21, Coldwell Banker, ERA and Sotheby’s International Realty brands. The structure and operation of the Mortgage Venture was not impacted by the Cendant Spin-Offs. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Condensed Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of the Company’s former

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 18, “Discontinued Operations” for more information).

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

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the nine months ended September 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

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
(Unaudited)

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

The adoption of SFAS No. 123(R) did not have a significant effect on any line item of the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006. Additionally, the adoption of SFAS No. 123(R) did not have a significant effect on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. In accordance with the transition provisions of SFAS No. 123(R)’s modified prospective application method of adoption, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated.

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

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted SFAS No. 156 effective

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. The Company services residential mortgage loans, which represent its single class of servicing rights and has elected the fair value measurement method for subsequently measuring these servicing rights. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and recovery of impairment of mortgage servicing rights in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The calculation of diluted loss per share for the three months ended September 30, 2006 does not include 500,571 and 147,059 weighted-average shares of common stock potentially issuable for stock options and RSUs, respectively, because the effect would be anti-dilutive. The calculation of diluted loss per share for the nine months ended September 30, 2006 does not include 539,024 and 273,145 weighted-average shares of common stock potentially issuable for stock options and RSUs, respectively, because

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the effect would be anti-dilutive.

The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
	2006	As Restated	2006	As Restated
	(In millions, except share and per share data)

(Loss) income from continuing operations	$(7)	$48	$(17)	$79

Weighted-average common shares outstanding — basic	53,742,776	53,278,964	53,613,069	52,896,285
Effect of potentially dilutive securities:
Stock options	—	631,322	—	472,637
RSUs	—	148,655	—	231,120

Weighted-average common shares outstanding — diluted	53,742,776	54,058,941	53,613,069	53,600,042

Basic (loss) earnings per share from continuing operations	$(0.13)	$0.91	$(0.32)	$1.50

Diluted (loss) earnings per share from continuing operations	$(0.13)	$0.90	$(0.32)	$1.48

4.	Mortgage Loans Held for Sale

Mortgage loans held for sale, net consisted of:

	September 30,	December 31,
	2006	2005
	(In millions)

Mortgage loans held for sale (“MLHS”)	$2,263	$2,091
Home equity lines of credit	116	156
Construction loans	110	116
Net deferred loan origination fees and expenses	28	32

Mortgage loans held for sale, net	$2,517	$2,395

At September 30, 2006, the Company pledged $1.6 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

5.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized mortgage servicing rights (“MSRs”) consisted of:

	Nine Months Ended September 30,
	2006	2005
	(In millions)

Balance, beginning of period	$145,827	$138,494
Additions	24,544	26,704
Payoffs and curtailments	(22,785)	(27,240)

Balance, end of period	$147,586	$137,958

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The activity in the Company’s capitalized MSRs consisted of:

	Nine Months
	Ended September 30,
		2005(2)
	2006(1)	As Restated
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$2,152	$2,173
Effect of adoption of SFAS No. 156	(243)	—
Additions	337	314
Changes in fair value due to:
Realization of expected cash flows	(291)	—
Changes in market inputs or assumptions used in the valuation model	54	—
Sales and deletions	(19)	(2)
Amortization	—	(330)
Other-than-temporary impairment	—	(109)

Balance, end of period	1,990	2,046

Valuation Allowance:
Balance, beginning of period	(243)	(567)
Effect of adoption of SFAS No. 156	243	—
Recovery of impairment	—	100
Other-than-temporary impairment	—	109

Balance, end of period	—	(358)

Mortgage servicing rights, net	$1,990	$1,688

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

(2)	Prior to the adoption of SFAS No. 156 effective January 1, 2006, MSRs were recorded at the lower of fair value or amortized basis based on defined strata. See Note 1, “Summary of Significant Accounting Policies.”

The significant assumptions used in estimating the fair value of MSRs at September 30, 2006 and 2005 were as follows (in annual rates):

	September 30,
	2006	2005

Prepayment speed	18%	20%
Discount rate	10%	11%
Volatility	14%	17%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Net service fee revenue	$120	$117	$362	$348
Late fees	5	5	15	14
Other ancillary servicing revenue	9	3	18	10

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2006, the Company’s MSRs had a weighted-average life of approximately 4.8 years. Approximately 69% of the MSRs associated with the loan servicing portfolio as of September 30, 2006 were restricted from sale without prior approval from the Company’s private label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Nine Months
	Ended September 30,
	2006	2005

Initial capitalization rate of additions to MSRs	1.37%	1.17%

	September 30,
	2006	2005

Capitalized servicing rate (based on fair value)	1.35%	1.23%
Capitalized servicing multiple (based on fair value)	4.2	3.8
Weighted-average servicing fee (in basis points)	32	32

The net impact to the Condensed Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs, amortization and related derivatives was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Amortization of mortgage servicing rights	$—	$(118)	$—	$(330)
Recovery of impairment of mortgage servicing rights	—	240	—	100
Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	(91)	—	(291)	—
Changes in market inputs or assumptions used in the valuation model	(211)	—	54	—
Net derivative gain (loss) related to mortgage servicing rights (See Note 7)	154	(206)	(132)	45

Amortization and valuation adjustments related to mortgage servicing rights, net	$(148)	$(84)	$(369)	$(185)

6.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held-for-sale and loans subserviced for others.

Portfolio Activity

	Nine Months
	Ended September 30,
	2006	2005
	(In millions)

Balance, beginning of period(1)	$154,843	$143,056
Additions(2)	27,873	29,280
Payoffs and curtailments(2)	(24,644)	(27,926)
Addition of certain subserviced home equity loans as of June 30, 2006(1)	2,130	—

Balance, end of period(1)	$160,202	$144,410

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Portfolio Composition

	September 30,
	2006	2005
	(In millions)

Owned servicing portfolio	$150,905	$141,621
Subserviced portfolio	9,297	5,292

Total servicing portfolio	$160,202	$146,913

Fixed rate	$99,837	$84,850
Adjustable rate	60,365	62,063

Total servicing portfolio	$160,202	$146,913

Conventional loans	$148,761	$135,713
Government loans	7,288	6,954
Home equity lines of credit	4,153	4,246

Total servicing portfolio	$160,202	$146,913

Weighted-average interest rate(3)	6.1%	5.7%

Portfolio Delinquency(4) (5)

	September 30,
	2006		2005
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.02%	1.75%	1.98%	1.58%
60 days	0.46%	0.37%	0.38%	0.27%
90 or more days	0.32%	0.25%	0.39%	0.25%

Total delinquency	2.80%	2.37%	2.75%	2.10%

Foreclosure/real estate owned/bankruptcies	0.83%	0.59%	1.00%	0.61%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are now includable in the portfolio balance as of September 30, 2006. The amounts of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006, January 1, 2005 and September 30, 2005 were approximately $2.5 billion, $2.7 billion and $2.5 billion, respectively.

(2)	Excludes activity related to certain home equity loans subserviced for others in the six months ended June 30, 2006 and the nine months ended September 30, 2005.

(3)	Certain home equity loans subserviced for others described above were excluded from the weighted-average interest rate calculation as of September 30, 2005, but are included in the weighted-average interest rate calculation as of September 30, 2006. Had these loans been excluded from the September 30, 2006 weighted-average interest rate calculation, the weighted-average interest rate would have decreased from 6.1% to 6.0%.

(4)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(5)	Certain home equity loans subserviced for others described above were excluded from the delinquency calculations as of September 30, 2005, but are included in the delinquency calculations as of September 30, 2006. Had these loans been excluded from the September 30, 2006 delinquency calculations, the total delinquency based on the number of loans would increase from 2.80% to 2.82% and the total delinquency based on the unpaid balance would have remained 2.37%. In addition, the percentage of the total number of loans in foreclosure/real estate owned/bankruptcy would increase from 0.83% to 0.85% and the percentage of the unpaid balance that relates to those loans would remain 0.59%.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Change in value of IRLCs	$31	$(35)	$(21)	$(14)
Change in value of MLHS	9	(7)	4	(8)

Total change in value of IRLCs and MLHS	40	(42)	(17)	(22)

Mark-to-market of derivatives designated as hedges of MLHS	(8)	(1)	(9)	(11)
Mark-to-market of freestanding derivatives(1)	(65)	43	31	11

Net (loss) gain on derivatives	(73)	42	22	—

Net (loss) gain on hedging activities(2)	$(33)	$—	$5	$(22)

(1)	Amount includes $(8) million and $6 million of ineffectiveness recognized on hedges of MLHS during the three months ended September 30, 2006 and 2005, respectively, and $1 million and $8 million of ineffectiveness recognized on hedges of MLHS during the nine months ended September 30, 2006 and 2005, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three months ended September 30, 2006 and 2005, the Company recognized $1 million and $(8) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2006 and 2005, the Company recognized $(5) million and $(19) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The net activity in the Company’s derivatives related to MSRs consisted of:

	Nine Months
	Ended September 30,
			2005
			As
	2006		Restated
	(In millions)

Net balance, beginning of period	$44	(1)	$60	(2)
Additions	105		329
Changes in fair value	(132)		45
Net settlement proceeds	61		(482)

Net balance, end of period	$78	(3)	$(48	)(4)

(1)	The net balance represents the gross asset of $73 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $29 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $79 million (recorded within Other assets) net of the gross liability of $19 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $137 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $59 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $37 million (recorded within Other assets) net of the gross liability of $85 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months and nine months ended September 30, 2006 and 2005, except to create the accrual of interest expense at variable rates. The Company recognized gains of $1 million during the three months ended September 30, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. Losses recognized during the nine months ended September 30, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations. The Company recognized losses of $2 million during both the three and nine months ended September 30, 2005 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations.

From time to time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized net gains of $1 million during the three months ended September 30, 2006 related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the Condensed Consolidated Statement of Operations. Net losses related to instruments that were not designated as cash flow hedges for the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

were not significant and were recorded in Fleet interest expense in the Condensed Consolidated Statements of Operations.

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	September 30,	December 31,
	2006	2005
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$6,889	$6,588
Vehicles under closed-end operating leases	288	221

Vehicles under operating leases	7,177	6,809
Less: Accumulated depreciation	(3,445)	(3,273)

Net investment in operating leases	3,732	3,536

Direct Financing Leases:
Lease payments receivable	163	132
Less: Unearned income	(16)	(15)

Net investment in direct financing leases	147	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	254	306
Vehicles held for sale	5	16
Less: Accumulated depreciation	(3)	(9)

Net investment in off-lease vehicles	256	313

Net investment in fleet leases	$4,135	$3,966

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$644	$1,044
Variable funding notes	3,412	447	—	3,859
Subordinated debt	—	50	—	50
Commercial paper	—	528	582	1,110
Borrowings under credit facilities	—	115	1,031	1,146
Other	17	31	12	60

	$3,429	$1,571	$2,269	$7,269

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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

On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The Company recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2006, variable funding notes outstanding under this arrangement aggregated $3.4 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of September 30, 2006 was collateralized by approximately $4.0 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of September 30, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% and 4.8% as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and the Company had $288 million of unused capacity available. See Note 19, “Subsequent Events” for a discussion of modifications made to vehicle management asset-backed debt arrangements after September 30, 2006.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $400 million and $800 million, respectively. On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) in accordance with their scheduled maturity dates. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper issued by Bishop’s Gate. The Bishop’s Gate Notes are variable-rate instruments and, as of September 30, 2006, were scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of September 30, 2006 and December 31, 2005 was 5.7% and 4.7%, respectively. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate Certificates aggregated $50 million and $101 million, respectively. As of September 30, 2006, the Bishop’s Gate Certificates were primarily fixed-rate instruments and were scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of September 30, 2006 and December 31, 2005 was 5.6% and 5.8%, respectively. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $528 million and $84 million, respectively. As of September 30, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of September 30, 2006, were scheduled to mature in October 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of September 30, 2006 and December 31, 2005 was 5.3% and 4.3%, respectively. As of September 30, 2006,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. See Note 19, “Subsequent Events” for a discussion of modifications made to Bishop’s Gate’s mortgage warehouse asset-backed debt arrangements after September 30, 2006.

The Company also maintains a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage Corporation (“PHH Mortgage”), a wholly owned subsidiary of the Company. The Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. As of September 30, 2006 and December 31, 2005, borrowings under this variable-rate facility were $179 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $203 million, included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet as of September 30, 2006, and is funded by a multi-seller conduit. As of September 30, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007. See Note 19, “Subsequent Events” for a discussion of modifications made to the Mortgage Repurchase Facility after September 30, 2006.

On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. Borrowings outstanding under the Mortgage Venture Repurchase Facility were $268 million and were collateralized by underlying mortgage loans and related assets of $330 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet as of September 30, 2006. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps, which was 5.4% as of September 30, 2006. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.

The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. During the second quarter of 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this line of credit were $106 million and $177 million as of September 30, 2006 and December 31, 2005, respectively, and, as of September 30, 2006, were collateralized by underlying mortgage loans and related assets of $122 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. During the third quarter of 2006, the expiration date of this agreement was extended to January 3, 2007. This variable-rate credit agreement bore interest at 6.2% and 5.2% on September 30, 2006 and December 31, 2005, respectively. See Note 19, “Subsequent Events” for a discussion of modifications made to the Mortgage Venture’s $200 million secured line of credit agreement after September 30, 2006.

As of September 30, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.0 billion, and the Company had approximately $1.5 billion of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes at September 30, 2006 and December 31, 2005 consisted of $644 million and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Indenture Trustee”) that mature between January 2007 and April 2018. On September 14, 2006, the Company concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. The Company received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under the Company’s Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs. The effective rate of interest for the MTNs outstanding as of both September 30, 2006 and December 31, 2005 was 6.8%.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $582 million and $747 million as of September 30, 2006 and December 31, 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2006 and December 31, 2005 was 5.6% and 4.7%, respectively.

Credit Facilities

As of December 31, 2005, the Company was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, the Company entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to the Company’s Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 basis points (“bps”) as of September 30, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of September 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. Borrowings under the Amended Credit Facility were $291 million as of September 30, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.

On April 6, 2006, the Company entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. Borrowings under the Supplemental Credit Facility were $325 million as of September 30, 2006. Pricing under the Supplemental Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of September 30, 2006. The Supplemental Credit Facility also requires the Company to pay per annum utilization fees if its usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of September 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On July 21, 2006, the Company entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Borrowings under the Tender Support Facility were $415 million as of September 30, 2006. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on the Company’s senior unsecured debt on January 22, 2007. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. (See Note 19, “Subsequent Events” for further discussion of the effects of the downgrade.) In addition, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below. See Note 19, “Subsequent Events” for a discussion of modifications made to the Company’s unsecured credit facilities and changes in the Company’s senior unsecured long-term debt ratings after September 30, 2006.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at September 30, 2006 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,777	$1,389	$3,166
Between one and two years	1,109	202	1,311
Between two and three years	1,223	—	1,223
Between three and four years	535	5	540
Between four and five years	271	260	531
Thereafter	85	413	498

	$5,000	$2,269	$7,269

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of September 30, 2006, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)
Asset-Backed Funding Arrangements
Vehicle management	$3,717	$3,429	$288
Mortgage warehouse	3,046	1,571	1,475
Unsecured Committed Credit Facilities(2)	2,551	1,615	936

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $582 million which fully supports the outstanding unsecured commercial paper issued by the Company as of September 30, 2006. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See Note 19, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements and unsecured committed credit facilities after September 30, 2006.

Beginning on March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend, the debt to equity ratio exceeds 6.5:1. At September 30, 2006, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

See Note 19, “Subsequent Events” for a discussion of additional debt waivers obtained by the Company which extended the deadlines for the delivery of financial statements and related documents under certain of the Financing Agreements.

Under certain of the Financing Agreements, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. See Note 19, “Subsequent Events” for a further discussion of potential events of default under the Financing Agreements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Income Taxes

The Company records its interim tax provisions by applying a projected full-year effective income tax rate to its quarterly (Loss) income from continuing operations before income taxes and minority interest for results that it deems to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.

During the three months ended September 30, 2006, the income tax benefit was $25 million and was significantly impacted by a $13 million decrease in income tax contingency reserves and a $2 million increase in valuation allowances for state net operating losses (“NOLs”) generated during the three months ended September 30, 2006 for which the Company believes it is more likely than not that the NOLs will not be realized. In addition, the Company recorded a state income tax benefit of $5 million. Due to the Company’s year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.

During the three months ended September 30, 2005, the Provision for income taxes was $35 million.

During the nine months ended September 30, 2006, the Provision for income taxes was $10 million and was significantly impacted by an $11 million increase in income tax contingency reserves and a $3 million increase in valuation allowances for state NOLs generated during the nine months ended September 30, 2006 for which the Company believes it is more likely than not that the NOLs will not be realized. In addition, the Company recorded a state income tax benefit of $3 million. Due to the Company’s year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.

During the nine months ended September 30, 2005, the Provision for income taxes was $64 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Legal Contingencies

The Company is party to various claims and legal proceedings from time to time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below and in Note 19, “Subsequent Events,” the Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

In March and April 2006, several class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the United States District Court for the District of New Jersey. The plaintiffs purport to represent a class consisting of all persons (other than the Company’s officers and Directors and their affiliates) who purchased the Company’s Common stock during certain time periods beginning

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the United States District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. One of these derivative actions has since been voluntarily dismissed by the plaintiffs. The remaining derivative action alleges breaches of fiduciary duty and related claims based on substantially the same factual allegations as in the class action suits. See Note 19, “Subsequent Events” for additional discussion of legal contingencies.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.7 billion as of September 30, 2006. In addition, the outstanding balance of loans sold with recourse by the Company was $608 million as of September 30, 2006.

As of September 30, 2006, the Company had a liability of $28 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of September 30, 2006, the Company provided such mortgage reinsurance for approximately $18.4 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $715 million as of September 30, 2006. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the Condensed Consolidated Balance Sheet as of September 30, 2006. As of September 30, 2006, a liability of $17 million was recorded in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments

As of September 30, 2006, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.8 billion. Additionally, as of September 30, 2006, the Company had commitments to fund open home equity lines of credit of $2.9 billion and construction loans of $79 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company can settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.9 billion of forward delivery commitments as of September 30, 2006 generally will be settled within 90 days of the individual commitment date.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

12.	Stock-Related Matters

On September 29, 2006, the Company received an extension to file its 2005 Form 10-K from the New York Stock Exchange (“NYSE”). This extension allowed for the continued listing of its Common stock through January 2, 2007, subject to review by the NYSE on an ongoing basis. The Company filed its 2005 Form 10-K with the SEC on November 22, 2006.

13.	Accumulated Other Comprehensive Income

The components of comprehensive (loss) income are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

Net (loss) income	$(7)	$48	$(17)	$78

Other comprehensive income (loss):
Minimum pension liability, net of income taxes	—	1	—	(4)
Currency translation adjustments	—	4	4	2
Unrealized gain on available-for-sale securities, net of income taxes	1	—	—	1

Total other comprehensive income (loss)	1	5	4	(1)

Total comprehensive (loss) income	$(6)	$53	$(13)	$77

The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized	Minimum	Accumulated
	Currency	Gains on	Pension	Other
	Translation	Available-for-	Liability	Comprehensive
	Adjustment	Sale Securities	Adjustment	Income
	(In millions)

Balance at December 31, 2005	$16	$2	$(6)	$12
Change during 2006	4	—	—	4

Balance at September 30, 2006	$20	$2	$(6)	$16

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

All components of Accumulated other comprehensive income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

14.	Stock-Based Compensation

Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and RSUs. On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were converted into stock options and RSUs of the Company under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The conversion, which was accounted for as a modification, was based on maintaining the intrinsic value of each employee’s previous Cendant grants through an adjustment of both the number of stock options or RSUs and, in the case of stock options, the exercise price. This computation resulted in a change in the fair value of the stock option awards immediately prior to the conversion compared to immediately following the conversion, and accordingly, a $4 million charge was recorded during the nine months ended September 30, 2005, which was included in Spin-Off related expenses in the Condensed Consolidated Statement of Operations. The fair value of the stock options was estimated using the Black-Scholes option valuation model using the following pre-modification and post-modification weighted-average assumptions:

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

Subsequent to the Spin-Off, certain Company employees were awarded stock-based compensation in the form of RSUs and stock options to purchase shares of the Company’s Common stock under the Plan. The stock option awards have a maximum contractual term of ten years after the grant date. Service-based stock awards vest solely upon the fulfillment of a service condition (i) ratably over four years from the grant date, (ii) four years after the grant date or (iii) ratably in each of years four through six after the grant date with the possibility of accelerated vesting of 25% of the total award in each of years one through four on the anniversary of the grant date if certain Company performance criteria are achieved. Performance-based stock awards require the fulfillment of a service condition and the achievement of certain Company performance criteria and vest ratably over four years from the grant date if both conditions are met. In addition, all outstanding and unvested stock options and RSUs vest immediately upon a change in control. (See Note 19, “Subsequent Events” for additional information regarding a potential change in control.) Additionally, the Company grants RSUs to its non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. The Company issues new shares of Common stock to employees and Directors to satisfy its stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. The maximum number of shares of PHH Common stock issuable under the Plan is 7,500,000, including those Cendant

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

awards that were converted into PHH awards in connection with the Spin-Off.

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

The Company executed a Separation and Release Agreement (the “Separation and Release Agreement”) with its former Chief Financial Officer in September 2006. Under the terms of the Separation and Release Agreement, the former Chief Financial Officer retained the rights to his previously issued stock-based awards under their original terms through October 2009. This represented a modification of the awards and resulted in incremental compensation cost of $1 million, which was recognized in Salaries and related expenses during both the three and nine months ended September 30, 2006.

The following tables summarize stock option activity during the nine months ended September 30, 2006:

Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	73,643	$21.16
Forfeited or expired	(9,205)	21.16

Outstanding at September 30, 2006	64,438	$21.16	7.7	$—

Exercisable at September 30, 2006	9,204	$21.16	7.7	$—

Stock options vested and expected to vest(1)	9,204	$21.16	7.7	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,467,736	$19.36
Granted due to modification(2)	142,030	18.72
Exercised	(65,520)	19.20
Forfeited or expired	(25,244)	20.71
Forfeited or expired due to modification(2)	(142,030)	18.72

Outstanding at September 30, 2006	3,376,972	$19.36	5.2	$28

Exercisable at September 30, 2006	2,528,197	$18.84	4.1	$22

Stock options vested and expected to vest(1)	3,230,815	$19.27	5.1	$26

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,541,379	$19.40
Granted due to modification(2)	142,030	18.72
Exercised	(65,520)	19.20
Forfeited or expired	(34,449)	20.83
Forfeited or expired due to modification(2)	(142,030)	18.72

Outstanding at September 30, 2006	3,441,410	$19.39	5.3	$28

Exercisable at September 30, 2006	2,537,401	$18.85	4.1	$22

Stock options vested and expected to vest(1)	3,240,019	$19.28	5.1	$26

(1)	All outstanding and unvested stock options vest immediately upon a change in control. See Note 19, “Subsequent Events” for additional information regarding a potential change in control.

(2)	Represents the modification of stock options in conjunction with the Separation and Release Agreement.

The Company’s policy is to grant options with exercise prices at the then-current fair market value of the Company’s shares of Common stock. In 2005, in accordance with its policy at the time, the Company calculated the fair market value of its shares of Common stock for purposes of determining exercise prices for options granted by averaging the opening and closing share price for the Company’s Common stock for the day prior to the grant. As a result, all of the options granted by the Company during the eleven months ended December 31, 2005 were granted at exercise prices that were less than the market price of the stock on the grant date. In 2006, the Company changed its policy for calculating the fair market value for purposes of determining exercise prices for options granted such that the fair market value is the closing share price for the Company’s Common stock on the date of grant.

The weighted-average grant-date fair value per stock option for awards granted during both the three and nine months ended September 30, 2006 was $11.81. No stock options were granted during the three months ended September 30, 2005. The weighted-average grant-date fair value per stock option for awards granted during the nine months ended September 30, 2005 was $7.84. The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006(1)	2005	2006(1)	2005

Expected life (in years)	2.6	—	2.6	5.6
Risk-free interest rate	4.75%	—	4.75%	4.04%
Expected volatility	30.0%	—	30.0%	30.0%
Dividend yield	—	—	—	—

(1)	For the stock options modified in conjunction with the Separation and Release Agreement, the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

The Company estimated the expected life of the stock options based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. Due to the limited trading history of the Company’s Common stock since the Spin-Off, the expected volatility was based on the historical volatility of the Company’s peer group’s

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

common stock.

No options were exercised during the three months ended September 30, 2006. The intrinsic value of options exercised was $3 million during the three months ended September 30, 2005. The intrinsic value of options exercised was $1 million and $5 million during the nine months ended September 30, 2006 and 2005, respectively.

The tables below summarize RSU activity during the nine months ended September 30, 2006:

Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	964,296	$21.55
Granted due to modification(1)	21,504	27.51
Forfeited	(25,710)	21.55
Forfeited or cancelled due to modification(1)	(21,504)	21.55

Outstanding at September 30, 2006	938,586	$21.69

RSUs expected to be converted into shares of Common stock(2)	135,108	$21.69

Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	752,691	$24.14
Granted(3)	12,207	27.21
Granted due to modification(1)	15,031	27.51
Converted	(52,788)	21.55
Forfeited	(17,594)	24.74
Forfeited or cancelled due to modification(1)	(15,031)	23.26

Outstanding at September 30, 2006	694,516	$24.47

RSUs expected to be converted into shares of Common stock(2)	601,207	$24.37

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	1,716,987	$22.69
Granted(3)	12,207	27.21
Granted due to modification(1)	36,535	27.51
Converted	(52,788)	21.55
Forfeited	(43,304)	22.85
Forfeited or cancelled due to modification(1)	(36,535)	22.25

Outstanding at September 30, 2006	1,633,102	$22.87

RSUs expected to be converted into Common stock(2)	736,315	$23.88

(1)	Represents the modification of RSUs in conjunction with the Separation and Release Agreement.

(2)	All outstanding and unvested RSUs vest immediately upon a change in control. See Note 19, “Subsequent Events” for additional information regarding a potential change in control.

(3)	These grants are comprised entirely of RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.

For RSUs converted from Cendant RSUs to the Company’s RSUs in connection with the Spin-Off, the fair value used to calculate the weighted-average grant-date fair value presented above is $21.55 per RSU, which was the opening price of the Company’s Common stock on February 1, 2005. The original weighted-average grant-date fair value of the Cendant RSUs that were converted to the Company’s RSUs, after applying the conversion ratio, was $18.88 per RSU. The weighted-average grant-date fair value per RSU for awards granted during the three months ended September 30, 2006 was $27.50. The weighted-average grant-date fair value per RSU for awards granted during the three and nine months ended September 30, 2005 was $27.46 and $25.49, respectively. No RSUs were converted into shares of Common stock during the three months ended September 30, 2006. The total fair value of RSUs converted into shares of Common stock during the three months ended September 30, 2005 was insignificant. The total fair value of RSUs converted into shares of Common stock during the nine months ended September 30, 2006 and 2005 was $1 million and $6 million, respectively.

The table below summarizes expense recognized related to stock-based compensation arrangements during the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Stock-based compensation expense	$2	$3	$8	$10
Income tax benefit related to stock-based compensation expense	(1)	(1)	(3)	(4)

Stock-based compensation expense, net of income taxes	$1	$2	$5	$6

As of September 30, 2006, there was $28 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. See Note 19, “Subsequent Events” for additional information regarding a potential change in control. As of September 30, 2006, there was $9 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 3.6 years.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Segment Information

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

Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to marketing agreements with Realogy’s (formerly Cendant’s) owned real estate brokerage business, NRT and its owned relocation business, Cartus, (formerly known as Cendant Mobility Services Corporation), wherein PHH Mortgage paid fees for services provided. These marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of a strategic relationship agreement and marketing agreements entered into in connection with the Spin-Off govern the manner in which the Mortgage Venture and PHH Mortgage, respectively, are recommended by NRT, Cartus and Realogy’s (formerly Cendant’s) owned settlement services business, Title Resource Group LLC (“TRG”) (formerly known as Cendant Settlement Services Group, Inc.).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended September 30,			Ended September 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$74	$178	$(104)	$(49)	$38	$(87)
Mortgage Servicing segment	10	54	(44)	(7)	27	(34)

Total Mortgage Services	84	232	(148)	(56)	65	(121)
Fleet Management Services segment	451	418	33	24	18	6

Total Company	$535	$650	$(115)	$(32)	$83	$(115)

	Net Revenues			Segment (Loss) Profit(1)
	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$268	$407	$(139)	$(96)	$(11)	$(85)
Mortgage Servicing segment	81	210	(129)	14	135	(121)

Total Mortgage Services	349	617	(268)	(82)	124	(206)
Fleet Management Services segment	1,325	1,234	91	75	61	14

Total reportable segments	1,674	1,851	(177)	(7)	185	(192)
Other(2)	(1)	—	(1)	—	(42)	42

Total Company	$1,673	$1,851	$(178)	$(7)	$143	$(150)

(1)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
		2005		2005
		As		As
	2006	Restated	2006	Restated
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(31)	$83	$(6)	$143
Minority interest in income of consolidated entities, net of income taxes	1	—	1	—

Segment (loss) profit	$(32)	$83	$(7)	$143

(2)	Net revenues reported under the heading Other for the nine months ended September 30, 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in Segment (loss) profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the nine months ended September 30, 2005 was primarily $41 million of Spin-Off related expenses.

16.	Prior Period Adjustments

As previously disclosed in Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K, during the preparation of the Consolidated Financial Statements for the year ended December 31, 2005, the Company determined that it was necessary to restate

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

previously issued financial statements to record adjustments for corrections of errors resulting from various accounting matters.

Certain of these adjustments for corrections of errors restated the Condensed Consolidated Financial Statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and related to the following:

1. Goodwill and other intangible assets:

The Company discovered errors in the accounting for the allocation of the purchase price, and therefore, goodwill and other intangible assets resulting from its 2001 acquisition of Avis Group Holdings, Inc. The goodwill impairment charge originally recorded during the nine months ended September 30, 2005 of $239 million ($236 million after tax) was reversed in the restatement.

2. Exclusion of reinsurance premiums from capitalized MSRs:

Prior to the second quarter of 2003, the Company inappropriately capitalized the estimated future cash flows related to mortgage reinsurance premiums as part of its MSRs. The Company ceased capitalizing new mortgage reinsurance premiums in the second quarter of 2003 and the balance of previously capitalized mortgage reinsurance premiums was fully amortized as of the end of 2005. The restatement adjustments for the three and nine months ended September 30, 2005 eliminated the related amortization. The effect of these restatement adjustments on the three months ended September 30, 2005 was insignificant. These restatement adjustments increased income from continuing operations before income taxes during the nine months ended September 30, 2005 by $2 million ($1 million after tax).

3. Accounting for derivatives and hedging activities:

The Company’s reevaluation of the application of SFAS No. 133 hedge accounting to certain financial instruments used to hedge interest rate risk resulted in the disallowance of hedge accounting previously used for these hedging arrangements due to inadequate contemporaneous documentation and errors in applying certain other requirements of SFAS No. 133. The effect on both the three and nine months ended September 30, 2005 was to increase income from continuing operations before income taxes by $2 million ($1 million after tax).

4. Recognition of motor company monies and depreciation methodologies:

The restatement corrects the timing of recognition of motor company monies that impact the basis in the Company’s leased assets and therefore Depreciation on operating leases. The effect on the three months ended September 30, 2005 was insignificant. The effect on the nine months ended September 30, 2005 was to increase income from continuing operations before income taxes by $2 million ($2 million after tax).

5. Other miscellaneous:

Adjustments were made to recognize the effects of other miscellaneous errors corrected as part of the restatement. The effect on the three months ended September 30, 2005 was to increase income from continuing operations before income taxes by $3 million ($1 million after tax). The effect on the nine months ended September 30, 2005 was insignificant.

6. STARS income tax liability:

The Company previously recorded an income tax expense during the nine months ended September 30, 2005 associated with the Spin-Off relating to a tax liability the Company incurred associated with its distribution of STARS to Cendant in 2002. The restatement corrects this accounting treatment by recording the income tax

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

liability in 2002 as an equity adjustment associated with the distribution of STARS to Cendant and by reversing the income tax expense originally recorded during the nine months ended September 30, 2005 of $24 million.

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

2. Reclassification of dealership cost of goods sold from Other income to Other operating expenses:

In previous periods, both the revenue generated by the Company’s dealership businesses and the associated cost of goods sold were included in Other income, a component of Net revenues. As a result of the restatement adjustments, dealership cost of goods sold was reclassified to Other operating expenses.

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

The following tables set forth the effects of the restatement adjustments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005. The Company’s restatement of its financial statements for the three months ended September 30, 2005 resulted in increases to Net income, basic earnings per share and diluted earnings per share of $2 million, $0.05 and $0.05, respectively. For the nine months ended September 30, 2005, the Company’s restatement of its financial statements resulted in increases to Net income, basic earnings per share and diluted earnings per share of $264 million, $4.99 and $4.97, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30, 2005
	As Previously	Effect of
	Reported	Adjustments	As Restated
	(In millions, except per share data)

Revenues
Mortgage fees	$52	$—	$52
Fleet management fees	38	(1)	37

Net fee income	90	(1)	89

Fleet lease income	388	(32)	356

Gain on sale of mortgage loans, net	107	7	114

Depreciation on operating leases	(329)	329	—

Fleet interest expense	(36)	36	—

Mortgage interest income	88	2	90
Mortgage interest expense	(56)	(3)	(59)

Mortgage net finance income	32	(1)	31

Loan servicing income	120	(1)	119
Amortization and valuation adjustments related to mortgage servicing rights, net	(84)	—	(84)

Net loan servicing income	36	(1)	35

Other income	4	21	25

Net revenues	292	358	650

Expenses
Salaries and related expenses	106	(1)	105
Occupancy and other office expenses	18	1	19
Depreciation on operating leases	—	296	296
Fleet interest expense	—	36	36
Other depreciation and amortization	11	(1)	10
Other operating expenses	79	22	101

Total expenses	214	353	567

Income from continuing operations before income taxes	78	5	83
Provision for income taxes	32	3	35

Income from continuing operations and Net income	$46	$2	$48

Basic earnings per share:
Income from continuing operations and Net income	$0.86	$0.05	$0.91

Diluted earnings per share:
Income from continuing operations and Net income	$0.85	$0.05	$0.90

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2005
	As Previously	Effect of
	Reported	Adjustments	As Restated
	(In millions, except per share data)

Revenues
Mortgage fees	$147	$—	$147
Fleet management fees	113	(2)	111

Net fee income	260	(2)	258

Fleet lease income	1,128	(76)	1,052

Gain on sale of mortgage loans, net	223	6	229

Depreciation on operating leases	(967)	967	—

Fleet interest expense	(97)	97	—

Mortgage interest income	208	4	212
Mortgage interest expense	(141)	(6)	(147)

Mortgage net finance income	67	(2)	65

Loan servicing income	364	(4)	360
Amortization and valuation adjustments related to mortgage servicing rights, net	(188)	3	(185)

Net loan servicing income	176	(1)	175

Other income	13	59	72

Net revenues	803	1,048	1,851

Expenses
Salaries and related expenses	311	(7)	304
Occupancy and other office expenses	59	(1)	58
Depreciation on operating leases	—	882	882
Fleet interest expense	—	98	98
Other depreciation and amortization	31	(1)	30
Other operating expenses	224	71	295
Spin-Off related expenses:
Goodwill impairment	239	(239)	—
Other	41	—	41

Total expenses	905	803	1,708

(Loss) income from continuing operations before income taxes	(102)	245	143
Provision for (benefit from) income taxes	83	(19)	64

(Loss) income from continuing operations	(185)	264	79
Loss from discontinued operations, net of income taxes of $0, $0 and $0	(1)	—	(1)

Net (loss) income	$(186)	$264	$78

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(3.49)	$4.99	$1.50
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(3.51)	$4.99	$1.48

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(3.49)	$4.97	$1.48
Loss from discontinued operations	(0.02)	—	(0.02)

Net (loss) income	$(3.51)	$4.97	$1.46

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 was also restated. The restatement adjustments (decreased) increased cash flows from operating, investing and financing activities of continuing operations by $(346) million, $310 million and $4 million, respectively, for the nine months ended September 30, 2005.

17.	Spin-Off from Cendant

During the nine months ended September 30, 2005, the Company recognized Spin-Off related expenses of $41 million, consisting of a charge of $37 million resulting from the prepayment of debt described more fully below and a charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options described in Note 14, “Stock-Based Compensation.”

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

18.	Discontinued Operations

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

Summarized statement of operations data for the discontinued operations follows:

	Nine Months Ended
	September 30, 2005
	Fuel Card	Relocation	Total
	(In millions)

Net revenues	$17	$31	$48

(Loss) income before income taxes	$(5)	$4	$(1)
(Benefit from) provision for income taxes	(2)	2	—

(Loss) income from discontinued operations, net of income taxes	$(3)	$2	$(1)

19.	Subsequent Events

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

On December 1, 2006, Chesapeake amended the agreement governing its Series 2006-2 notes to extend the Scheduled Expiry Date to November 30, 2007.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On December 1, 2006, the Bishop’s Gate Liquidity Agreement was amended to extend its expiration date to November 30, 2007 and reduce the maximum committed borrowings allowed under the agreement from $1.5 billion to $1.0 billion.

On December 21, 2006, the maturity date of the Mortgage Venture’s $200 million secured line of credit was extended to October 5, 2007.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

On March 19, 2007, the Company received notice from the NYSE that it would be subject to the procedures specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual as a result of not meeting the deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Section 802.01E of the NYSE’s Listed Company Manual provides, among other things, that the NYSE will monitor the Company and the filing status of its 2006 Form 10-K. If the Company has not filed its 2006 Form 10-K within six months of the filing due date of the 2006 Form 10-K, the NYSE may, in its sole discretion, allow the Company’s securities to be traded for up to an additional six-month trading period or, if the NYSE determines that such additional trading period is not appropriate, it will commence suspension and delisting procedures. In addition, the Company concluded that it did not satisfy the requirements of Section 203.01 of the NYSE Listed Company Manual as a result of the delay in filing its 2006 Form 10-K.

As discussed in Note 9, “Debt and Borrowing Arrangements,” under many of the Company’s Financing Agreements, the Company is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delay in completing the unaudited quarterly financial statements for 2006 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants. Waivers were obtained to extend certain deadlines as discussed in Note 9, “Debt and Borrowing Arrangements.” During the fourth quarter of 2006, the Company obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Amended Repurchase Agreements, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waive certain potential breaches of covenants under those instruments and extend the deadlines (the “Extended Deadlines”) for the delivery of its financial statements and related documents to the various lenders under those instruments. With respect to the delivery of the Company’s quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline was March 30, 2007. The Extended Deadline for the delivery of the Company’s quarterly financial statements for the quarter ended September 30, 2006 is April 30, 2007. The Extended Deadline for the delivery of the Company’s financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is June 29, 2007. Due to the existence of material weaknesses in the Company’s internal control over financial reporting and delays in completing the 2005 audited financial statements and the 2006 unaudited quarterly financial statements, the Company has not yet delivered its financial statements for the year ended December 31, 2006 and it remains uncertain whether the Company will be able to deliver its 2007 quarterly financial statements under the terms of the MTN Indenture, within the deadlines prescribed in its Financing Agreements or within the deadlines prescribed by the SEC. If the Company is not able to deliver its financial statements by the deadlines, it intends to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Under certain of the Financing Agreements, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. The Company has not yet delivered its financial statements for the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than March 16, 2007 under the MTN Indenture. The MTN Indenture Trustee could provide the Company with a notice of default for its failure to deliver these financial statements. In the event that the Company receives such notice, it would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that the Company will be able to deliver the required financial statements within the cure period or that additional waivers will be obtained.

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

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q”)); however within this Form 10-Q, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE:CAR) is referred to as “Cendant.” This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” set forth above, “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 (our “2005 Form 10-K”) and the risks and uncertainties described in “Item 1A. Risk Factors.”

All amounts for the three and nine months ended September 30, 2005 and comparisons to those amounts reflect the balances and amounts on a restated basis. Accordingly, some of the data set forth in this section is not comparable to the discussions and data in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. For additional information on the restatement, see the “Explanatory Note” and Note 16, “Prior Period Adjustments” in the Notes to Condensed Consolidated Financial Statements included herein and the “Explanatory Note” and Note 2, “Prior Period Adjustments” in the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. Our review and evaluation of our internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006. For additional information regarding the material weaknesses, see “Item 4. Controls and Procedures.”

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans, LLC (“PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”) which began operations in October 2005. Our Mortgage Production segment generated 16% of our Net revenues for the nine months ended September 30, 2006. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originates. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 5% of our Net revenues for the nine months ended September 30, 2006. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 79% of our Net revenues for the nine months ended September 30, 2006.

As of December 31, 2004, we were a wholly owned subsidiary of Cendant that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). See Note 17, “Spin-Off from Cendant” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the Spin-Off.

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 18, “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information).

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

During 2006, we devoted substantial internal and external resources to the completion of our 2005 Form 10-K and related matters. As a result of these efforts, along with efforts to complete our assessment of internal controls over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. Of this $44 million, we recorded $14 million and $18 million in Other operating expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, these fees and expenses will remain significantly higher than historical fees and expenses for the fourth quarter of 2006, and we expect them to remain significantly higher than historical fees and expenses in 2007.

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

Volatility in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Volatility in interest rates may also result in unexpected changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry could result in more restrictive credit standards that may negatively impact the demand for housing and origination volumes for the mortgage industry. As a result of these factors, we expect that the mortgage industry will become increasingly competitive in 2007 as lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of the delays in the availability of our financial statements, the Merger or otherwise. During the year ended December 31, 2006, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. We expect that these cost-reduction initiatives will favorably impact 2007 pre-tax results by approximately $40 million.

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

Results of Operations — Third Quarter 2006 vs. Third Quarter 2005

Consolidated Results

Our consolidated results of continuing operations for the third quarters of 2006 and 2005 were comprised of the following:

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change
	(In millions)

Net revenues	$535	$650	$(115)
Total expenses	566	567	(1)

(Loss) income from continuing operations before income taxes and minority interest	(31)	83	(114)
(Benefit from) provision for income taxes	(25)	35	(60)

(Loss) income from continuing operations before minority interest	$(6)	$48	$(54)

During the third quarter of 2006, our Net revenues decreased by $115 million (18%) compared to the third quarter of 2005, due to decreases of $104 million and $44 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a $33 million increase in our Fleet Management Services segment. Our (Loss) income from continuing operations before income taxes and minority interest unfavorably changed by $114 million during the third quarter of 2006 compared to the third quarter of 2005 due to unfavorable changes of $86 million and $34 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a favorable change of $6 million in our Fleet Management Services segment.

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

During the third quarter of 2006, the income tax benefit was $25 million and was significantly impacted by a $13 million decrease in income tax contingency reserves and a $2 million increase in valuation allowances for state net operating losses (“NOLs”) generated during the third quarter of 2006 for which we believe it is more likely than not that the NOLs will not be realized. In addition, we recorded a state income tax benefit of $5 million. Due to our year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.

During the third quarter of 2005, the Provision for income taxes was $35 million.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended September 30,			Ended September 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$74	$178	$(104)	$(49)	$38	$(87)
Mortgage Servicing segment	10	54	(44)	(7)	27	(34)

Total Mortgage Services	84	232	(148)	(56)	65	(121)
Fleet Management Services segment	451	418	33	24	18	6

Total Company	$535	$650	$(115)	$(32)	$83	$(115)

(1)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(31)	$83
Minority interest in income of consolidated entities, net of income taxes	1	—

Segment (loss) profit	$(32)	$83

Mortgage Production Segment

Net revenues decreased by $104 million (58%) in the third quarter of 2006 compared to the third quarter of 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $72 million in Gain on sale of mortgage loans, net, $19 million in Mortgage fees, $12 million in Mortgage net finance income and $1 million in Other income.

Segment (loss) profit unfavorably changed by $87 million in the third quarter of 2006 compared to the third quarter of 2005 driven by the $104 million decrease in Net revenues, which was partially offset by an $18 million (13%) decrease in Total expenses. In addition, during the third quarter of 2006, the Mortgage Production segment recognized a $1 million Minority interest in income of consolidated entities, net of income taxes. The $18 million reduction in Total expenses was due to a $23 million decrease in Salaries and related expenses that was partially offset by $2 million increases in both Occupancy and other office expenses and Other operating expenses and a $1 million increase in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$8,541	$10,799	$(2,258)	(21)%
Fee-based closings	2,125	3,191	(1,066)	(33)%

Total closings	$10,666	$13,990	$(3,324)	(24)%

Purchase closings	$7,795	$9,383	$(1,588)	(17)%
Refinance closings	2,871	4,607	(1,736)	(38)%

Total closings	$10,666	$13,990	$(3,324)	(24)%

Fixed rate	$6,235	$7,255	$(1,020)	(14)%
Adjustable rate	4,431	6,735	(2,304)	(34)%

Total closings	$10,666	$13,990	$(3,324)	(24)%

Number of loans closed (units)	54,255	67,296	(13,041)	(19)%

Average loan amount	$196,593	$207,888	$(11,295)	(5)%

Loans sold	$8,726	$10,896	$(2,170)	(20)%

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Mortgage fees	$33	$52	$(19)	(37)%

Gain on sale of mortgage loans, net	42	114	(72)	(63)%

Mortgage interest income	47	53	(6)	(11)%
Mortgage interest expense	(48)	(42)	(6)	(14)%

Mortgage net finance income	(1)	11	(12)	(109)%

Other income	—	1	(1)	(100)%

Net revenues	74	178	(104)	(58)%

Salaries and related expenses	48	71	(23)	(32)%
Occupancy and other office expenses	13	11	2	18%
Other depreciation and amortization	5	4	1	25%
Other operating expenses	56	54	2	4%

Total expenses	122	140	(18)	(13)%

(Loss) income before income taxes	(48)	38	(86)	(226)%
Minority interest in income of consolidated entities, net of income taxes	1	—	1	n/m (1)

Segment (loss) profit	$(49)	$38	$(87)	(229)%

(1)	n/m — Not meaningful.

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

Mortgage fees decreased by $19 million (37%) from the third quarter of 2005 to the third quarter of 2006. This decrease was primarily attributable to the decline in loans closed to be sold of $2.3 billion (21%), coupled with a decrease in fee-based closings of $1.1 billion (33%). The decline in total closings was primarily attributable to the impact of lower industry origination volumes due to the impact of the slowing housing market as well as higher interest rates which caused a decline in refinancing activity. Additionally, the decrease in fee-based closings was primarily due to a decrease in fee-based closings from our financial institution clients. The $3.3 billion (24%) decline in total closings was attributable to a $1.7 billion (38%) decline in refinance closings and a $1.6 billion (17%) decline in purchase closings from the third quarter of 2005 to the third quarter of 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases in 2006 compared to 2005.

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

■	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing (loss) income in the Mortgage Servicing segment; and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Gain on loans sold	$34	$78	$(44)	(56)%
Initial value of capitalized servicing	107	132	(25)	(19)%
Recognition of deferred fees and costs, net	(99)	(96)	(3)	(3)%

Gain on sale of mortgage loans, net	$42	$114	$(72)	(63)%

Gain on sale of mortgage loans, net decreased by $72 million (63%) from the third quarter of 2005 to the third quarter of 2006. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $47 million from the third quarter of 2005 to the third quarter of 2006 primarily due to a $65 million decline in margins on loans sold coupled with a lower volume of loans sold during the third quarter of 2006. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. These decreases were partially offset by an $18 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans due to a loss of $12 million recognized during the third quarter of 2005 compared to a gain of $6 million recognized during the third quarter of 2006. A $25 million decrease in the initial value of capitalized servicing was caused by a lower volume of loans sold partially offset by an increase of 2 basis points (“bps”) in the capitalized servicing rate in the third quarter of 2006 compared to the third quarter of 2005.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on mortgage loans held for sale (“MLHS”) and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $12 million (109%) in the third quarter of 2006 compared to the third quarter of 2005 due to a $6 million (14%) increase in Mortgage interest expense and a $6 million (11%) decrease in Mortgage interest income. The $6 million increase in Mortgage interest expense was attributable to an increase of $9 million due to a higher cost of funds from our outstanding borrowings partially offset by a $3 million decrease due to lower average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At September 30, 2006 and 2005, one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, was 5.46% and 3.95%, respectively, an increase of 151 bps. The $6 million decrease in Mortgage interest income was primarily due to lower average loans held for sale partially offset by higher note rates associated with loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $23 million (32%) in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a decrease in average staffing levels due to lower origination volumes and employee attrition. The decrease in Salaries and related expenses was partially offset by a decrease in deferred commission expenses under SFAS No. 91 primarily associated with lower loans closed to be sold during the third quarter of 2006 compared to those closed during the third quarter of 2005. The decreased expense deferrals caused a $3 million increase in Salaries and related expenses during the third quarter of 2006 compared to the third quarter of 2005.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses increased by $2 million (4%) during the third quarter of 2006 compared to the third quarter of 2005. This increase was primarily attributable to $12 million of increased allocated costs primarily resulting from incremental fees and expense for additional auditor services, financial and other consulting services, legal services and liquidity waivers, including a $6 million loss on extinguishment of debt, that was partially offset by a reduction in expense due to a 24% decrease in total closings during the third quarter of 2006 compared to those closed during the third quarter of 2005.

Mortgage Servicing Segment

Net revenues decreased by $44 million (81%) in the third quarter of 2006 compared to the third quarter of 2005. As discussed in greater detail below, a $64 million unfavorable change in Amortization and valuation adjustments related to mortgage servicing rights, net was partially offset by increases of $10 million, $8 million and $2 million in Loan servicing income, Mortgage net finance income and Other income, respectively.

Segment (loss) profit unfavorably changed by $34 million in the third quarter of 2006 compared to the third quarter of 2005 as the $44 million decrease in Net revenues was partially offset by a $10 million (37%) decrease in Total expenses. The $10 million decrease in Total expenses was due to decreases of $7 million, $2 million and $1 million in Other operating expenses, Other depreciation and amortization and Salaries and related expenses, respectively.

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2006	2005	Change	% Change
	(In millions)

Average loan servicing portfolio	$160,141	$146,659	$13,482	9%

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Mortgage interest income	$51	$37	$14	38%
Mortgage interest expense	(23)	(17)	(6)	(35)%

Mortgage net finance income	28	20	8	40%

Loan servicing income	129	119	10	8%

Amortization and recovery of impairment of mortgage servicing rights	—	122	(122)	(100)%
Change in fair value of mortgage servicing rights	(302)	—	(302)	n/m (1)
Net derivative gain (loss) related to mortgage servicing rights	154	(206)	360	175%

Amortization and valuation adjustments related to mortgage servicing rights, net	(148)	(84)	(64)	(76)%

Net loan servicing (loss) income	(19)	35	(54)	(154)%

Other income	1	(1)	2	200%

Net revenues	10	54	(44)	(81)%

Salaries and related expenses	7	8	(1)	(13)%
Occupancy and other office expenses	3	3	—	—
Other depreciation and amortization	—	2	(2)	(100)%
Other operating expenses	7	14	(7)	(50)%

Total expenses	17	27	(10)	(37)%

Segment (loss) profit	$(7)	$27	$(34)	(126)%

(1)	n/m — Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $8 million (40%) in the third quarter of 2006 compared to the third quarter of 2005, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the third quarter of 2006 compared to the third quarter of 2005 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Net service fee revenue	$120	$117	$3	3%
Late fees and other ancillary servicing revenue	14	8	6	75%
Curtailment interest paid to investors	(12)	(14)	2	14%
Net reinsurance income	7	8	(1)	(13)%

Loan servicing income	$129	$119	$10	8%

Loan servicing income increased by $10 million (8%) in the third quarter of 2006 compared to the third quarter of 2005. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 9% increase in the average loan servicing portfolio during the third quarter of 2006 compared to the third quarter of 2005.

Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net

Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and recovery of impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative gain (loss) related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $64 million (76%) from the third quarter of 2005 to the third quarter of 2006 was attributable to a $302 million decrease in the fair value of mortgage servicing rights recorded during the third quarter of 2006 and $122 million of Amortization and recovery of impairment of mortgage servicing rights recorded in the third quarter of 2005, which were partially offset by a $360 million favorable change in net derivative gains and losses between periods. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.

Amortization and Recovery of Impairment of Mortgage Servicing Rights:  Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During the third quarter of 2005, we recorded $118 million of amortization of MSRs and a $240 million recovery of impairment of MSRs.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During the third quarter of 2006, the fair value of our MSRs was reduced by $91 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was an unfavorable change of $211 million. This unfavorable change was primarily due to the decrease in mortgage interest rates during the third quarter of 2006 leading to higher expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates, decreased by 51 bps during the third quarter of 2006. During the third quarter of 2005, the 10-year Treasury rate increased by 39 bps.

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgages and lower their rates.

During the third quarter of 2006, the value of derivatives related to our MSRs increased by $154 million. During the third quarter of 2005, the value of derivatives related to our MSRs decreased by $206 million. As described below, our net results from MSRs risk management activities were a loss of $57 million and a gain of $5 million during the third quarters of 2006 and 2005, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2006.

The following table outlines Net (loss) gain on MSRs risk management activities:

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated
	(In millions)

Net derivative gain (loss) related to mortgage servicing rights	$154	$(206)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(211)	—
Recovery of impairment of mortgage servicing rights	—	240
Application of amortization rate to the valuation allowance	—	(29)

Net (loss) gain on MSRs risk management activities	$(57)	$5

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and increased by $2 million (200%) in the third quarter of 2006 compared to the third quarter of 2005.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses decreased by $7 million (50%) during the third quarter of 2006 compared to the third quarter of 2005. This decrease was primarily attributable to a decrease in foreclosure losses and reserves associated with loans sold with recourse.

Fleet Management Services Segment

Net revenues increased by $33 million (8%) in the third quarter of 2006 compared to the third quarter of 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $34 million in Fleet lease income and $2 million in Fleet management fees that were partially offset by a $3 million decrease in Other income.

Segment profit increased by $6 million (33%) in the third quarter of 2006 compared to the third quarter of 2005 due to the $33 million increase in Net revenues, partially offset by a $27 million (7%) increase in Total expenses. The $27 million increase in Total expenses was primarily due to increases of $15 million, $12 million and $4 million in Fleet interest expense, Depreciation on operating leases and Other operating expenses, respectively, that were partially offset by a $3 million decrease in Salaries and related expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended September 30,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	335	326	9	3%
Maintenance service cards	337	338	(1)	—
Fuel cards	325	322	3	1%
Accident management vehicles	331	333	(2)	(1)%

	Three Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Fleet management fees	$39	$37	$2	5%
Fleet lease income	390	356	34	10%
Other income	22	25	(3)	(12)%

Net revenues	451	418	33	8%

Salaries and related expenses	21	24	(3)	(13)%
Occupancy and other office expenses	4	5	(1)	(20)%
Depreciation on operating leases	308	296	12	4%
Fleet interest expense	51	36	15	42%
Other depreciation and amortization	4	4	—	—
Other operating expenses	39	35	4	11%

Total expenses	427	400	27	7%

Segment profit	$24	$18	$6	33%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $2 million (5%) in the third quarter of 2006 compared to the third quarter of 2005 primarily due to the 3% increase in leased vehicles.

Fleet Lease Income

Fleet lease income increased by $34 million (10%) during the third quarter of 2006 compared to the third quarter of 2005 due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, increased billings due to higher interest rates on variable-interest rate leases and new leases increased Fleet lease income.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. During the third quarter of 2006, Other income decreased by $3 million (12%) compared to the third quarter of 2005, primarily due to a 31% decline in new and used vehicle sales at our dealerships.

Salaries and Related Expenses

Salaries and related expenses decreased by $3 million (13%) in the third quarter of 2006 compared to the third quarter of 2005, primarily due to decreases in variable compensation expenses.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the third quarter of 2006 increased by $12 million (4%) compared to the third quarter of 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the third quarter of 2006, which are accounted for as adjustments to the basis of the leased units.

Fleet Interest Expense

Fleet interest expense increased by $15 million (42%) during the third quarter of 2006 compared to the third quarter of 2005. The increase in Fleet interest expense was primarily due to rising short-term interest rates and increased debt associated with the 3% increase in leased vehicles.

Other Operating Expenses

Other operating expenses increased by $4 million (11%) during the third quarter of 2006 compared to the third quarter of 2005, primarily due to increased allocated costs primarily resulting from incremental fees and expenses for additional auditor services, financial and other consulting services and legal services.

Results of Operations — Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Consolidated Results

Our consolidated results of continuing operations for the nine months ended September 30, 2006 and 2005 were comprised of the following:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change
	(In millions)

Net revenues	$1,673	$1,851	$(178)

Expenses:
Spin-Off related expenses	—	41	(41)
Other expenses	1,679	1,667	12

Total expenses	1,679	1,708	(29)

(Loss) income from continuing operations before income taxes and minority interest	(6)	143	(149)
Provision for income taxes	10	64	(54)

(Loss) income from continuing operations before minority interest	$(16)	$79	$(95)

During the nine months ended September 30, 2006, our Net revenues decreased by $178 million (10%) compared to the nine months ended September 30, 2005, primarily due to decreases of $139 million and

$129 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a $91 million increase in our Fleet Management Services segment. In addition, Net revenues during the nine months ended September 30, 2006 included the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment. Our (Loss) income from continuing operations before income taxes and minority interest during the nine months ended September 30, 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. Our (Loss) income from continuing operations before income taxes and minority interest unfavorably changed by $149 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to unfavorable changes of $121 million and $84 million in our Mortgage Servicing and Mortgage Production segments, respectively, that were partially offset by the Spin-Off expenses recorded in 2005, a favorable change of $14 million in our Fleet Management Services segment and a $1 million decrease in other expenses not allocated to our reportable segments.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate, to the nine months ended September 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

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

During the nine months ended September 30, 2006, the Provision for income taxes was $10 million and was significantly impacted by an $11 million increase in income tax contingency reserves and a $3 million increase in valuation allowances for state NOLs generated during the nine months ended September 30, 2006 for which we believe it is more likely than not that the NOLs will not be realized. In addition, we recorded a state income tax benefit of $3 million. Due to our year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate in comparison to 2005.

During the nine months ended September 30, 2005, the Provision for income taxes was $64 million and was significantly impacted by a net deferred income tax charge related to the Spin-Off of $5 million representing the change in estimated deferred state income taxes for state apportionment factors.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
		2005			2005
		As			As
	2006	Restated	Change	2006	Restated	Change
	(In millions)

Mortgage Production segment	$268	$407	$(139)	$(96)	$(11)	$(85)
Mortgage Servicing segment	81	210	(129)	14	135	(121)

Total Mortgage Services	349	617	(268)	(82)	124	(206)
Fleet Management Services segment	1,325	1,234	91	75	61	14

Total reportable segments	1,674	1,851	(177)	(7)	185	(192)
Other(2)	(1)	—	(1)	—	(42)	42

Total Company	$1,673	$1,851	$(178)	$(7)	$143	$(150)

(1)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(6)	$143
Minority interest in income of consolidated entities, net of income taxes	1	—

Segment (loss) profit	$(7)	$143

(2)	Net revenues reported under the heading Other for the nine months ended September 30, 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in Segment (loss) profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the nine months ended September 30, 2005 was primarily $41 million of Spin-Off related expenses.

     Mortgage Production Segment

Net revenues decreased by $139 million (34%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $61 million in Gain on sale of mortgage loans, net, $49 million in Mortgage fees, $26 million in Mortgage net finance income and $3 million in Other income.

Segment loss increased by $85 million (773%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 driven by the $139 million decrease in Net revenues, which was partially offset by a $55 million (13%) decrease in Total expenses. In addition, during the nine months ended September 30, 2006, the Mortgage Production segment recognized a $1 million Minority interest in income of consolidated entities, net of income taxes. The $55 million reduction in Total expenses was due to decreases in Salaries and related expenses of $51 million and Other operating expenses of $9 million that were partially offset by increases in Other depreciation and amortization of $3 million and Occupancy and other office expenses of $2 million.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$25,181	$27,291	$(2,110)	(8)%
Fee-based closings	6,495	9,204	(2,709)	(29)%

Total closings	$31,676	$36,495	$(4,819)	(13)%

Purchase closings	$22,465	$24,749	$(2,284)	(9)%
Refinance closings	9,211	11,746	(2,535)	(22)%

Total closings	$31,676	$36,495	$(4,819)	(13)%

Fixed rate	$17,536	$16,529	$1,007	6%
Adjustable rate	14,140	19,966	(5,826)	(29)%

Total closings	$31,676	$36,495	$(4,819)	(13)%

Number of loans closed (units)	158,578	176,055	(17,477)	(10)%

Average loan amount	$199,752	$207,293	$(7,541)	(4)%

Loans sold	$24,858	$25,993	$(1,135)	(4)%

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Mortgage fees	$98	$147	$(49)	(33)%

Gain on sale of mortgage loans, net	168	229	(61)	(27)%

Mortgage interest income	137	131	6	5%
Mortgage interest expense	(135)	(103)	(32)	(31)%

Mortgage net finance income	2	28	(26)	(93)%

Other income	—	3	(3)	(100)%

Net revenues	268	407	(139)	(34)%

Salaries and related expenses	159	210	(51)	(24)%
Occupancy and other office expenses	39	37	2	5%
Other depreciation and amortization	16	13	3	23%
Other operating expenses	149	158	(9)	(6)%

Total expenses	363	418	(55)	(13)%

Loss before income taxes	(95)	(11)	(84)	(764)%
Minority interest in income of consolidated entities, net of income taxes	1	—	1	n/m (1)

Segment loss	$(96)	$(11)	$(85)	(773)%

(1)	n/m — Not meaningful.

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

Mortgage fees decreased by $49 million (33%) from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This decrease was primarily attributable to the decline in fee-based closings of $2.7 billion (29%), coupled with a $2.1 billion (8%) decrease in loans closed to be sold. The decline in total closings was primarily attributable to the impact of lower industry origination volumes due to the impact of the slowing housing market as well as higher interest rates which caused a decline in refinancing activity. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institution clients during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The $4.8 billion (13%) decline in total closings from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was attributable to a $2.5 billion (22%) decline in refinance closings and a $2.3 billion (9%) decline in purchase closings. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases in 2006 compared to 2005.

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

■	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment; and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Gain on loans sold	$121	$181	$(60)	(33)%
Initial value of capitalized servicing	325	294	31	11%
Recognition of deferred fees and costs, net	(278)	(246)	(32)	(13)%

Gain on sale of mortgage loans, net	$168	$229	$(61)	(27)%

Gain on sale of mortgage loans, net decreased by $61 million (27%) from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $92 million from the nine months ended

September 30, 2005 to the nine months ended September 30, 2006 driven by a $123 million decline due to lower margins on loans sold and a lower volume of loans sold that was partially offset by a $31 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $31 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $33 million during the nine months ended September 30, 2005 to $2 million during the nine months ended September 30, 2006. A $31 million increase in the initial value of capitalized servicing was caused by an increase of 18 bps in the capitalized servicing rate partially offset by the lower volume of loans sold in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $26 million (93%) in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to a $32 million (31%) increase in Mortgage interest expense that was partially offset by a $6 million (5%) increase in Mortgage interest income. The $32 million increase in Mortgage interest expense was attributable to increases of $30 million due to a higher cost of funds from our outstanding borrowings and $2 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At September 30, 2006 and 2005, one-month LIBOR, which is used as a benchmark for short-term rates, was 5.46% and 3.95%, respectively, an increase of 151 bps. The $6 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale partially offset by lower average loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $51 million (24%) in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to a decrease in average staffing levels due to lower origination volumes and employee attrition. The decrease in Salaries and related expenses is also attributable to an increase in deferred commission expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. The increased expense deferrals caused a $5 million decrease in Salaries and related expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $9 million (6%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This decrease was primarily attributable to a 13% decrease in total closings during the nine months ended September 30, 2006 compared to those closed during the nine months ended September 30, 2005, as well as an increase in deferred expenses under SFAS No. 91 primarily associated with the higher blend of loans closed to be sold compared to fee-based closings during the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. This decrease was partially offset by $16 million of allocated costs primarily resulting from incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers, including a $6 million loss on extinguishment of debt.

Mortgage Servicing Segment

Net revenues decreased by $129 million (61%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As discussed in greater detail below, a $184 million unfavorable change in Amortization and valuation adjustments related to mortgage servicing rights, net was partially offset by increases of $30 million, $23 million and $2 million in Mortgage net finance income, Loan servicing income and Other income, respectively.

Segment profit decreased by $121 million (90%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 driven by the $129 million decrease in Net revenues that was partially offset by an $8 million (11%) decrease in Total expenses. The $8 million decrease in Total expenses was due to decreases of $6 million in Other depreciation and amortization, $2 million in Other operating expenses and $1 million in Salaries and related expenses that were partially offset by a $1 million increase in Occupancy and other office expenses.

The following tables present a summary of our financial results and key related drivers for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2006	2005	Change	% Change
	(In millions)

Average loan servicing portfolio	$158,951	$146,282	$12,669	9%

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Mortgage interest income	$132	$81	$51	63%
Mortgage interest expense	(65)	(44)	(21)	(48)%

Mortgage net finance income	67	37	30	81%

Loan servicing income	383	360	23	6%

Amortization and recovery of impairment of mortgage servicing rights	—	(230)	230	100%
Change in fair value of mortgage servicing rights	(237)	—	(237)	n/m (1)
Net derivative (loss) gain related to mortgage servicing rights	(132)	45	(177)	(393)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(369)	(185)	(184)	(99)%

Net loan servicing income	14	175	(161)	(92)%

Other income	—	(2)	2	100%

Net revenues	81	210	(129)	(61)%

Salaries and related expenses	24	25	(1)	(4)%
Occupancy and other office expenses	8	7	1	14%
Other depreciation and amortization	1	7	(6)	(86)%
Other operating expenses	34	36	(2)	(6)%

Total expenses	67	75	(8)	(11)%

Segment profit	$14	$135	$(121)	(90)%

(1)	n/m — Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $30 million (81%) in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to higher income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Net service fee revenue	$362	$348	$14	4%
Late fees and other ancillary servicing revenue	33	24	9	38%
Curtailment interest paid to investors	(34)	(37)	3	8%
Net reinsurance income	22	25	(3)	(12)%

Loan servicing income	$383	$360	$23	6%

Loan servicing income increased by $23 million (6%) in the nine months ended September 30, 2006 from the nine months ended September 30, 2005. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 9% increase in the average loan servicing portfolio that was partially offset by a $3 million decrease in net reinsurance income during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net

Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and recovery of impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative (loss) gain related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $184 million (99%) from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was attributable to a $237 million decrease in the fair value of mortgage servicing rights recorded during the nine months ended September 30, 2006 and a $177 million unfavorable change in net derivative gains and losses between periods that were partially offset by $230 million of Amortization and recovery of impairment of mortgage servicing rights recorded in the nine months ended September 30, 2005. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.

Amortization and Recovery of Impairment of Mortgage Servicing Rights:   Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During the nine months ended September 30, 2005, we recorded $330 million of amortization of MSRs and a $100 million recovery of impairment of MSRs.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During the nine months ended September 30, 2006, the fair value of our MSRs was reduced by $291 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $54 million. This favorable change was primarily due to the increase in mortgage interest rates during the nine months ended September 30, 2006 leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 24 bps during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the 10-year Treasury rate increased by 11 bps.

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

During the nine months ended September 30, 2006, the value of derivatives related to our MSRs decreased by $132 million. During the nine months ended September 30, 2005, the value of derivatives related to our MSRs increased by $45 million. As described below, our net results from MSRs risk management activities were a loss of $78 million and a gain of $65 million during the nine months ended September 30, 2006 and 2005, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2006.

The following table outlines Net (loss) gain on MSRs risk management activities:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated
	(In millions)

Net derivative (loss) gain related to mortgage servicing rights	$(132)	$45
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	54	—
Recovery of impairment of mortgage servicing rights	—	100
Application of amortization rate to the valuation allowance	—	(80)

Net (loss) gain on MSRs risk management activities	$(78)	$65

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and increased by $2 million (100%) in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Fleet Management Services Segment

Net revenues increased by $91 million (7%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $91 million and $6 million in Fleet lease income and Fleet management fees, respectively, that were partially offset by a $6 million decrease in Other income.

Segment profit increased by $14 million (23%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the $91 million increase in Net revenues, partially offset by a $77 million (7%) increase in Total expenses. The $77 million increase in Total expenses was primarily due to increases of $46 million and $36 million in Fleet interest expense and Depreciation on operating leases, respectively, which were partially offset by a $4 million decrease in Other operating expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Nine Months
	Ended September 30,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	334	324	10	3%
Maintenance service cards	340	337	3	1%
Fuel cards	325	320	5	2%
Accident management vehicles	330	331	(1)	—

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change	% Change
	(In millions)

Fleet management fees	$117	$111	$6	5%
Fleet lease income	1,143	1,052	91	9%
Other income	65	71	(6)	(8)%

Net revenues	1,325	1,234	91	7%

Salaries and related expenses	64	64	—	—
Occupancy and other office expenses	13	14	(1)	(7)%
Depreciation on operating leases	918	882	36	4%
Fleet interest expense	144	98	46	47%
Other depreciation and amortization	10	10	—	—
Other operating expenses	101	105	(4)	(4)%

Total expenses	1,250	1,173	77	7%

Segment profit	$75	$61	$14	23%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $6 million (5%) in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to increases in revenue from our principal fee-based products, which accounted for approximately $4 million of the increase. Additionally, Fleet management fees were enhanced by incremental revenue of $2 million from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $91 million (9%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, increased billings due to higher interest rates on variable-interest rate leases and new leases increased Fleet lease income.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. During the nine months ended September 30, 2006, Other income declined by $6 million (8%) in comparison to the nine months ended September 30, 2005, primarily due to a 19% decline in new and used vehicle sales at our dealerships.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the nine months ended September 30, 2006 increased by $36 million (4%) compared to the nine months ended September 30, 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during the nine months ended September 30, 2006 which are accounted for as adjustments to the basis of the leased units.

Fleet Interest Expense

Fleet interest expense increased by $46 million (47%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in Fleet interest expense was primarily due to rising short-term interest rates and increased debt associated with the 3% increase in leased vehicles.

Other Operating Expenses

Other operating expenses decreased by $4 million (4%) during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in Other operating expenses was primarily due to a decrease in costs of goods sold at our dealerships that was partially offset by increased allocated costs primarily resulting from incremental fees and expenses for additional auditor services, financial and other consulting services and legal services.

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

Cash Flows

At September 30, 2006, we had $94 million of Total Cash and cash equivalents, a decrease of $13 million from $107 million at December 31, 2005. The following table summarizes the changes in Total Cash and cash equivalents during the nine months ended September 30, 2006 and 2005:

	Nine Months
	Ended September 30,
		2005
		As
	2006	Restated	Change
	(In millions)

Cash used in continuing operations:
Operating activities	$843	$(99)	$942
Investing activities	(1,342)	(554)	(788)
Financing activities	485	475	10
Effect of changes in exchange rates on Cash and cash equivalents	1	—	1

Net cash used in continuing operations	(13)	(178)	165

Cash used in discontinued operations:
Operating activities	—	184	(184)
Investing activities	—	(30)	30
Financing activities	—	(242)	242

Net cash used in discontinued operations	—	(88)	88

Net decrease in Cash and cash equivalents	$(13)	$(266)	$253

     Continuing Operations

Operating Activities

During the nine months ended September 30, 2006, we generated $942 million more cash from operating activities than during the nine months ended September 30, 2005 as net cash outflows related to the origination and sale of mortgage loans during the nine months ended September 30, 2006 were $874 million lower than the net cash outflows that occurred during the nine months ended September 30, 2005. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the nine months ended September 30, 2006, we used $788 million more cash in investing activities than during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we redeemed $400 million of senior notes issued under our Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) mortgage warehouse asset-backed debt arrangement, which caused a significant decrease in Restricted cash during that period. The remaining increase in cash used in investing activities was primarily attributable to a decrease of $543 million in net settlement proceeds for derivatives related to MSRs that was partially offset by a $224 million decrease in cash paid on derivatives related to MSRs.

Financing Activities

During the nine months ended September 30, 2006, we generated $10 million more cash from financing activities than during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we recorded $11.7 billion of higher proceeds from borrowings, including borrowings incurred to redeem the Chesapeake Finance Holdings LLC (“Chesapeake Finance”) and Terrapin Funding LLC (“Terrapin”) debt. This increase in cash provided by financing activities was partially offset by $11.1 billion more cash used for the repayment of debt, including the repayment of $3.2 billion of outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance and Terrapin and a $437 million lower increase in net short-term borrowings during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2005, we recorded a $100 million cash contribution from Cendant related to the Spin-Off.

     Discontinued Operations

During the nine months ended September 30, 2005, our discontinued operations generated (used) $184 million, $(30) million and $(242) million of cash from operating activities, investing activities and financing activities, respectively. The discontinued operations were distributed to our former parent company, Cendant, during the first quarter of 2005.

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

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2006	2005
	(In millions)

Restricted cash	$592	$497
Mortgage loans held for sale, net	2,517	2,395
Net investment in fleet leases	4,135	3,966
Mortgage servicing rights, net	1,990	1,909
Investment securities	37	41

Assets under management programs	$9,271	$8,808

The following tables summarize the components of our indebtedness at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$644	$1,044
Variable funding notes	3,412	447	—	3,859
Subordinated debt	—	50	—	50
Commercial paper	—	528	582	1,110
Borrowings under credit facilities	—	115	1,031	1,146
Other	17	31	12	60

	$3,429	$1,571	$2,269	$7,269

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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

On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance, and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. We recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006.

As of September 30, 2006, variable funding notes outstanding under this arrangement aggregated $3.4 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of September 30, 2006 was collateralized by approximately $4.0 billion of leased vehicles and related assets, which are primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of September 30, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and December 1, 2006, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% and 4.8% as of September 30, 2006 and December 31, 2005, respectively.

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

As of September 30, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and we had $288 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $400 million and $800 million, respectively. On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) in accordance with their scheduled maturity dates. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper issued by Bishop’s Gate. The Bishop’s Gate Notes are variable-rate instruments and, as of September 30, 2006, were scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of September 30, 2006 and December 31, 2005 was 5.7% and 4.7%, respectively. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate Certificates aggregated $50 million and $101 million, respectively. As of September 30, 2006, the Bishop’s Gate Certificates were primarily fixed-rate instruments and were scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of September 30, 2006 and December 31, 2005 was 5.6% and 5.8%, respectively. As of September 30, 2006 and December 31, 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $528 million and $84 million, respectively. As of September 30, 2006, the capacity under the Bishop’s Gate Liquidity Agreement was $1.5 billion. The Bishop’s Gate commercial paper are fixed-rate instruments and, as of September 30, 2006, were scheduled to mature in October 2006. The weighted-average interest rate on the Bishop’s Gate commercial paper as of September 30, 2006 and December 31, 2005 was 5.3% and 4.3%, respectively. As of September 30, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.0 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet.

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

We also maintain a $500 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary. We generally use this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. As of September 30, 2006 and December 31, 2005, borrowings under this variable-rate facility were $179 million and $247 million, respectively. The Mortgage Repurchase Facility was collateralized by underlying mortgage loans of $203 million, included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006, and is funded by a multi-seller conduit. As of September 30, 2006 and December 31, 2005, borrowings under the Mortgage Repurchase Facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility was scheduled to expire on January 12, 2007.

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

On June 1, 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. Borrowings outstanding under the Mortgage Venture Repurchase Facility were $268 million and were collateralized by underlying mortgage loans and related assets of $330 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006. The cost of the facility is based upon the commercial paper issued by the Conduit Principals plus a program fee of 30 bps, which was 5.4% as of September 30, 2006. In addition, the Mortgage Venture pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.

The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. During the second quarter of 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this line of credit were $106 million and $177 million as of September 30, 2006 and December 31, 2005, respectively, and, as of September 30, 2006, were collateralized by underlying mortgage loans and related assets of $122 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. During the third quarter of 2006, the expiration date of this agreement was extended to January 3, 2007, and on December 21, 2006, it was extended again to October 5, 2007. This variable-rate credit agreement bore interest at 6.2% and 5.2% on September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $3.0 billion, and we had approximately $1.5 billion of unused capacity available.

Unsecured Debt

The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of September 30, 2006, we had a total of approximately $1.2 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of March 27, 2007 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

On January 22, 2007, Standard & Poor’s removed our debt ratings from CreditWatch Negative and downgraded its rating on our senior unsecured long-term debt from BBB to BBB- and our short-term debt from A-2 to A-3. As of February 28, 2007, the ratings outlooks on our senior unsecured long-term debt provided by Moody’s Investors Service and Standard & Poor’s were Negative and Fitch Ratings was Rating Watch Negative.

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

Term Notes

The outstanding carrying value of term notes at September 30, 2006 and December 31, 2005 consisted of $644 million and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and J.P. Morgan Trust Company, N.A., as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”) that mature between January 2007 and April 2018. On September 14, 2006, we concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. We received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under our Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs. The effective rate of interest for the MTNs outstanding as of both September 30, 2006 and December 31, 2005 was 6.8%.

Commercial Paper

Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $582 million and $747 million as of September 30, 2006 and December 31, 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2006 and December 31, 2005 was 5.6% and 4.7%, respectively.

Credit Facilities

As of December 31, 2005, we were party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, we entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a $50 million United States dollar equivalent Canadian sub-facility, which is available to our Fleet Management Services operations in Canada. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of September 30, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of September 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Amended Credit Facility after the downgrade bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR would become 70 bps, the utilization fee would remain 12.5 bps and the facility fee would become 17.5 bps. Borrowings under the Amended Credit Facility were $291 million as of September 30, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.

On April 6, 2006, we entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. Borrowings under the Supplemental Credit Facility were $325 million as of September 30, 2006. Pricing under the Supplemental Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of September 30, 2006. The Supplemental Credit Facility also requires us to pay per annum utilization fees if our usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of September 30, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Supplemental Credit Facility after the downgrade bore interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce total commitments to $200 million and modify the interest rates paid on outstanding borrowings. Pricing is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service and Standard & Poor’s are not equivalent to each other, the higher credit rating assigned by them determines pricing under the agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the annum facility fee is 17.5 bps. The amendment eliminated the per annum utilization fee. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR would become 127.5 bps and the per annum facility fee would become 22.5 bps.

On July 21, 2006, we entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Borrowings under the Tender Support Facility were $415 million as of September 30, 2006. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on our senior unsecured debt on January 22, 2007. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Tender Support Facility after the downgrade bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

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

Debt Maturities

The following table provides the contractual maturities of our indebtedness at September 30, 2006 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,777	$1,389	$3,166
Between one and two years	1,109	202	1,311
Between two and three years	1,223	—	1,223
Between three and four years	535	5	540
Between four and five years	271	260	531
Thereafter	85	413	498

	$5,000	$2,269	$7,269

As of September 30, 2006, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,717	$3,429	$288
Mortgage warehouse	3,046	1,571	1,475
Unsecured Committed Credit Facilities(2)	2,551	1,615	936

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $582 million which fully supports the outstanding unsecured commercial paper issued by us as of September 30, 2006. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility.

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

During the fourth quarter of 2006, we obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Amended Repurchase Agreements, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waive certain potential breaches of covenants under those instruments and extend the deadlines (the “Extended Deadlines”) for the delivery of our financial statements and related documents to the various lenders under those instruments. With respect to the delivery of our quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline was March 30, 2007. The Extended Deadline for the delivery of our quarterly financial statements for the quarter ended September 30, 2006 is April 30, 2007. The Extended Deadline for the delivery of our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is June 29, 2007.

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

Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than March 16, 2007 under the MTN Indenture. The MTN Indenture Trustee could provide us with a notice of default for our failure to deliver these financial statements. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that we will be able to deliver the required financial statements within the cure period or that additional waivers will be obtained.

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

As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. We have elected the fair value measurement method for subsequently measuring our servicing rights. The election of the fair value measurement method will subject our earnings to increases and decreases in the value of our servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and recovery of impairment of mortgage servicing rights in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005.

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

While the majority of the mortgage loans serviced by us are sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.7 billion as of September 30, 2006. In addition, the outstanding balance of loans sold with recourse by us was $608 million as of September 30, 2006.

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

As of September 30, 2006, we had a liability of $28 million, recorded in Other liabilities in our Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of September 30, 2006, we provided such mortgage reinsurance for approximately $18.4 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $715 million as of September 30, 2006. We are required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2006. As of September 30, 2006, a liability of $17 million was recorded in Other liabilities in our Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

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

As of September 30, 2006, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used September 30, 2006 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2006 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage Assets
Mortgage loans held for sale, net	$39	$23	$12	$(15)	$(32)	$(72)
Interest rate lock commitments	12	10	7	(13)	(31)	(82)
Forward loan sale commitments	(70)	(42)	(22)	27	58	127
Options	(18)	(9)	(4)	2	2	1

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(37)	(18)	(7)	1	(3)	(26)

Mortgage servicing rights, net	(570)	(279)	(134)	119	222	376
Mortgage servicing rights derivatives	479	242	120	(116)	(227)	(430)

Total Mortgage servicing rights, net and related derivatives	(91)	(37)	(14)	3	(5)	(54)

Mortgage-backed securities	1	1	—	—	(1)	(1)

Total Mortgage Assets	(127)	(54)	(21)	4	(9)	(81)
Total Vehicle Assets	20	10	5	(5)	(10)	(19)
Total Liabilities	(5)	(2)	(1)	1	3	5

Total, net	$(112)	$(46)	$(17)	$—	$(16)	$(95)

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2005 Form 10-K filed with the SEC on November 22, 2006 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in the 2005 Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

Management identified five material weaknesses in our internal control over financial reporting as of December 31, 2005:

I. We did not have adequate controls in place to establish and maintain an effective control environment. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:

■	Our senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting.

■	We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (“GAAP”) and in internal control over financial reporting commensurate with our financial reporting obligations.

■	We did not maintain sufficient, formalized and consistent finance and accounting policies nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

■	We did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication to provide reasonable assurance that we were in compliance with existing policies and procedures.

■	We did not establish and maintain a sufficient internal audit function and did not complete an adequate fraud risk assessment to determine the appropriate internal audit scope.

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

II. We did not maintain effective controls, including monitoring, to provide reasonable assurance that our financial closing and reporting process was timely and accurate. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:

■	We did not maintain sufficient, formalized written policies and procedures governing the financial closing and reporting process.

■	We did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in our Consolidated Financial Statements. In addition, we did not maintain effective controls over the reporting of information to management to provide reasonable assurance that the preparation of our Consolidated Financial Statements and disclosures were complete and accurate.

■	We did not maintain effective controls over the recording of journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

■	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed supporting documentation and that reconciliations of accounts were properly performed, reviewed and approved.

III. We did not maintain effective controls, including policies and procedures, over accounting for certain derivative financial instruments in accordance with SFAS No. 133. Specifically, we identified the following deficiencies in the process of accounting for derivative instruments that in the aggregate constituted a material weakness:

■	In our transition to an independent, publicly traded company, we did not implement effective policies and procedures to transition the responsibilities related to ongoing monitoring of debt-related derivative transactions and the application of appropriate accounting for debt-related derivative transactions to our corporate treasury and accounting functions.

■	We did not establish and maintain sufficient policies and procedures relating to the application of the proper accounting treatment for derivative financial instruments and we did not maintain sufficient documentation to meet the criteria for hedge accounting treatment under SFAS No. 133.

■	We did not monitor and maintain adequate documentation relating to compliance with existing policies and procedures to provide reasonable assurance of the proper accounting treatment for derivatives.

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

V. We did not design and maintain effective controls over accounting for income taxes. Specifically, we identified the following deficiencies in the process of accounting for income taxes that in the aggregate constituted a material weakness:

■	We did not maintain effective policies and procedures to provide reasonable assurance that management oversight and review procedures were adequately performed for the proper reporting of income taxes in our Consolidated Financial Statements.

■	We did not maintain effective controls over the calculation, recording and reconciliation of federal and state income taxes to provide reasonable assurance of the appropriate accounting treatment in our Consolidated Financial Statements.

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

We anticipate that our disclosure controls and procedures for the year ended December 31, 2006 and the quarter ended March 31, 2007 will be determined not to be effective.

Status of Management’s Assessment of Internal Controls as of December 31, 2006

We have not completed our assessment of internal control over financial reporting as of December 31, 2006, as required by Section 404 of SOX. We have, however, identified a number of significant deficiencies, some of which, alone or in the aggregate with other significant deficiencies, have been classified as material weaknesses by management. Based upon our evaluation as of the filing date of this Form 10-Q, we do not expect to conclude that the 2005 Material Weaknesses were fully remediated as of December 31, 2006. As a result, we expect to conclude that our internal control over financial reporting as of December 31, 2006 was not effective. In addition to the continuing 2005 Material Weaknesses, we expect to report that material weaknesses existed as of December 31, 2006 in the following areas:

I. We did not design and maintain effective controls over accounting for human resources and payroll processes (“HR Processes”). Specifically, management identified the following deficiencies in the process of accounting for HR Processes that in the aggregate constituted a material weakness:

■	We did not maintain effective controls over HR Processes, including reconciliation and reporting processes, performed by third-party service providers.

■	We did not maintain effective controls over funding authorization for payroll processes.

■	We did not maintain formal, written policies and procedures governing the HR Processes.

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

Changes in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. During the three months ended September 30, 2006, the following changes to our internal control over financial reporting were made:

■	We engaged outside consultants and hired additional professionals in our finance, accounting and tax departments in order to address the delay in the preparation of our financial statements.

■	We formed a SOX steering committee to implement and oversee our 2006 SOX assessment process. The committee meets regularly to review significant findings and resolve issues and has retained a big four accounting firm to serve as our internal audit co-source provider for 2006 and another to serve as our SOX advisor. Our SOX steering committee reports its progress and summary results to the Audit Committee on a periodic basis. We also initiated periodic communications from senior management regarding the importance of adherence to internal controls and company policies.

■	We also expanded our Disclosure Committee and developed a management confirmation process requiring individual control owners to verify the results of management’s SOX assessment on a quarterly basis in support of our management representation process.

Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the announcement of the Merger in March 2007, two class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs purport to represent a class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. See Note 19, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information regarding the Merger Agreement.

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

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. In conjunction with the Merger, GE has entered into an agreement (the “Mortgage Sale Agreement”) to sell our mortgage operations (the “Mortgage Sale”) to Blackstone. The Merger is subject to approval by our stockholders, antitrust, state licensing and other regulatory approvals, as well as various other closing conditions. There is no assurance when or if the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we may be impacted by the following risks:

■	the current market price of our Common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our Common stock;

■	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

■	the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors and others relating to the Merger including any settlement of such legal proceedings that may be subject to court approval;

■	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the Merger;

■	the failure of the Merger to close for any other reason;

■	the failure to obtain the necessary financing arrangements set forth in commitment letters received by Blackstone in connection with the Mortgage Sale;

■	our remedies against GE and its affiliates with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

■	the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Merger;

■	the effect of the announcement of the Merger and the Mortgage Sale on our business relationships, operating results and business generally; and

■	the costs, fees, expenses and charges we have and may incur related to the Merger and the Mortgage Sale.

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

As of the end of the period covered in this Form 10-Q, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above which were not fully remediated as of September 30, 2006, as well as our inability to file this Form 10-Q within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

We also anticipate that our disclosure controls and procedures for the year ended December 31, 2006 and the quarter ended March 31, 2007 will be determined not to be effective. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 4. Controls and Procedures” for additional information.

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

We have previously obtained certain waivers and may need to seek additional waivers extending the deadlines for the delivery of our financial statements, the financial statements of our subsidiaries and related documents to certain lenders, trustees and other third parties in connection with our Financing Agreements. We obtained waivers under certain of our Financing Agreements which waive certain potential breaches of covenants under those instruments and establish the extended deadlines for the delivery of our financial statements and related documents to the various lenders under those instruments. Due to the continued existence of material weaknesses identified in our internal control over financial reporting and delays in completing the 2005 audited financial statements and the 2006 unaudited quarterly financial statements, we have not yet delivered our financial statements for the year ended December 31, 2006 and it remains uncertain whether we can deliver our 2007 quarterly financial statements within the deadlines prescribed in our Financing Agreements or by the SEC. As a result, we obtained waivers for certain of our Financing Agreements extending the deadline for the delivery of our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 until June 29, 2007. Our independent registered public accounting firm’s audit report with respect to the Consolidated Financial Statements included in our 2005 Form 10-K contained an explanatory paragraph stating that the uncertainty about our ability to comply with certain of our Financing Agreements’ covenants relating to the timely filing of our financial statements raises substantial doubt about our ability to continue as a going concern.

Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the year ended December 31, 2006 to the MTN Indenture Trustee, which were required to be delivered no later than March 16, 2007 under the MTN Indenture. The MTN Indenture Trustee could provide us with a notice of default for our failure to deliver these financial statements. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture. No assurances can be given that we would be able to deliver the required financial statements within the cure period or that waivers could be obtained.

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

As a result of the delay in filing our periodic reports, we are in breach of the continued listing requirements of the NYSE and received written notice from the NYSE on March 19, 2007 advising us that we have six months from the original filing deadline to file our Annual Report on Form 10-K for the year ended December 31, 2006 with the SEC. We may be required to seek a waiver from the NYSE for our financial statements for the year ended December 31, 2006. There can be no assurance that any such waiver will be granted. Further delays in the filing of our periodic reports could cause the NYSE to commence suspension or delisting procedures in respect of our common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our common stock from the NYSE prior to the Merger may have a material adverse effect on us by, among other things, limiting:

■	the liquidity of our common stock;

■	the market price of our common stock;

■	the number of institutional and other investors that will consider investing in our common stock;

■	the availability of information concerning the trading prices and volume of our common stock;

■	the number of broker-dealers willing to execute trades in shares of our common stock; and

■	our ability to obtain equity financing for the continuation of our operations.

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

Prior to the Spin-Off, our business was operated by Cendant as part of its broader corporate organization, rather than as an independent company. Cendant or one of its affiliates performed various corporate functions for us, including, but not limited to:

■	selected human resources related functions;

■	tax administration;

■	selected legal and accounting functions as well as external reporting, treasury administration, investor relations, internal audit, insurance and facilities functions and selected information technology and telecommunications services.

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

In the event our credit ratings were to drop below investment grade, our access to the public corporate debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB-for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). A drop in our credit ratings could also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed lines of credit, as well as a capital structure and leverage appropriate for companies in our industry.

On January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under our Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement. As of March 27, 2007, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Baa3, BBB- and BBB+, respectively, and our short-term debt credit ratings were P-3, A-3 and F-2, respectively.

If certain change in control transactions occur some of our mortgage loan origination arrangements with financial institutions could be subject to termination at the election of such institutions.

For the year ended December 31, 2005, approximately 50% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch Credit Corporation (“Merrill Lynch”), TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Although in some cases these contracts would require the payment of liquidated damages in such event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. Accordingly, completion of the Merger could have a material adverse effect on our business, financial position, results of operations or cash flows. We have entered into a Waiver and Amendment Agreement, dated March 14, 2007 with Merrill Lynch which provides for a waiver of its rights in connection with a change in control from the Merger, Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. There can be no assurance that we will be able to obtain similar waivers and amendments from our other financial institution clients.

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

We are also subject to certain provisions of the MGCL which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interest of our stockholders. These include, among other provisions:

■	The “business combinations” statute which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder and

■	The “control share” acquisition statute which provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter.

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

On March 14, 2007, we along with certain of our affiliates entered into a Consent and Amendment (the “Consent”) which, among other things, provided for Realogy’s consent under the Mortgage Venture Operating Agreement and certain other agreements between the parties to the Merger, Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” of our 2005 Form 10-K.

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

Date: April 11, 2007

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Accounting Officer)

Date: April 11, 2007

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp, and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed on November 22, 2006.

2	.2*	Agreement and Plan of Merger dated March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dates as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K filed on February 1, 2005.

4.3		Indenture dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

4.4	Supplemental Indenture No. 1 dated November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on November 22, 2006.

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2002.

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on November 22, 2006.

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 22, 2006.

10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on November 22, 2006.

10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002.

10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

Exhibit
No.	Description	Incorporation by Reference

10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chesapeake Funding LLC for the year ended December 31, 2002 filed on March 10, 2003.

10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.8	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.9	Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.5 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.10	Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.6 to the Amendment to the Registration Statement on Form S-3/A (No. 333-109007) of Chesapeake Funding LLC filed on November 5, 2003.

10.11	Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Cendant Corporation (now known as Avis Budget Group, Inc.) for the year ended December 31, 2003 filed on March 1, 2004.

10.12	Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2004.

10.13	Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.

Exhibit
No.		Description	Incorporation by Reference

10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated June 28, 2004, between PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.

10	.15‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Century 21 LLC and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10	.19‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 1, 2005.

10.21		Employment Agreement, dated as of January 1, 2005, by and between PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.

10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchases, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.

10	.42‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.43†	Resolution of the PHH Corporation Compen-sation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.44†‡‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2005.

10	.45†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2005.

10	.46†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2005.

10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the ‘‘Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on November 22, 2006.

10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2006.

10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.52		Master Exchange Agreement, dated as of March 7, 2006, among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.

10	.54‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.

10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.

10.57		Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

10.58		Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.59		Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.60		Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.61		$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.

10.62		Amended and Restated Liquidity Agreement dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.

10.63		Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2006.

10.64		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.65‡	Release and Restrictive Covenants Agreement, dated September 21, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.70‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006 by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.72‡	Fifth Amended and Restated Master Repurchase Agreement, dated as of October 30, 2006, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2006.

10.73		Servicing Agreement, dated as of October 30, 2006, among Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2006.

10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

10.75	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

10.76	Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.

10.77	Supplemental Indenture No. 2, dated as of December 26, 2006, between Bishop’s Gate Residential Mortgage Trust, the Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

10.78	First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.

10.79	First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.

10.80	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.81		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.82‡	Consent and Amendment, dated March 14, 2007, among PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Services Venture Partner Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.	Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

10	.83‡	Waiver and Amendment Agreement, dated March 14, 2007, PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.