Form 10-K
period 2006-12-31
PHH CORP
filed 2007-05-24
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of May 15, 2007, there were 53,506,822 shares of PHH Common stock outstanding.

Documents Incorporated by Reference: None.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”)); however, within this Form 10-K, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”

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

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-K include, but are not limited to, the following: (i) the beliefs regarding the increasing competition in the mortgage industry, the contraction of margins and volumes in the industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (ii) the expected level of savings in 2007 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (iii) the belief that growth in our Fleet Management Services segment will be negatively impacted during 2007 by delays in the availability of our financial statements and uncertainties regarding the proposed Merger (as defined in “Item 1. Business—Recent Developments”); (iv) the belief that we have developed an industry-leading technology infrastructure; (v) the expectation that any existing legal claims or proceedings other than the several purported class actions filed against us as discussed in this Form 10-K would not have a material adverse effect on our business, financial position, results of operations or cash flows and our intent to respond appropriately in defending against the several purported class actions filed against us as discussed in this Form 10-K; (vi) the beliefs that the restrictions under our loan agreements will not materially limit our operations or our ability to make dividend payments on our Common stock; (vii) the expectation that our agreements and arrangements with Cendant and Realogy Corporation (“Realogy”) will continue to be material to our business; (viii) the expectation that our sources of liquidity are adequate to fund operations for the next 12 months; (ix) our anticipated levels of capital expenditures for 2007; (x) the expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (xi) the expectation that fees and expenses relating to the preparation of our financial results in 2007 will be significantly higher than historical fees and expenses; (xii) the anticipated amounts of amortization expense for amortizable intangible assets for the next five fiscal years; (xiii) the expectation that our mortgage loan originations from our Mortgage Production segment in the year ended December 31, 2007 will be comprised of a similar portion of mortgage loan originations arising out of our arrangements with Realogy as during the year ended December 31, 2006; (xiv) our intention to deliver our financial statements for the quarter ended March 31, 2007 on or before June 29, 2007; (xv) our intention to negotiate with our lenders and trustees under certain of our financing agreements to extend our waivers if we are unable to deliver our financial statements within the prescribed deadlines and (xvi) our expectation that although management’s goal is to remediate as many material weaknesses as feasible in 2007, we will need to continue our remediation efforts into 2008.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” could cause actual results to differ materially from those expressed in such forward-looking statements:

▪	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

▪	the outcome of civil litigation pending against us, our Directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such Directors and executive officers will be covered by our directors and officers insurance;

▪	our ability to meet the deadlines for the delivery of our quarterly financial statements under our waivers under financing agreements and, if not, our ability to obtain additional waivers under our financing agreements and to satisfy our obligations under certain of our contractual and regulatory requirements for the delivery of our quarterly financial statements;

▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of a decline in the volume or value of United States (“U.S.”) home sales, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

▪	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

▪	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

▪	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

▪	the impact of the proposed Merger on our business and the price of our Common stock, including our ability to satisfy the conditions required to consummate the Merger, the impact of the announcement of the Merger on our business relationships and operating results and the impact of costs, fees and expenses related to the Merger;

▪	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

▪	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

▪	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

▪	our ability to maintain a functional corporate structure and to operate as an independent organization;

▪	our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;

▪	our ability to maintain our relationships with our existing clients;

▪	a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants could negatively impact our access to the secondary market for mortgage loans and our ability to act as servicer for mortgage loans sold into the secondary market; and

▪	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

Recent Developments

On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell our mortgage operations to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. On March 14, 2007, prior to the execution of the Merger Agreement, we entered into an amendment to the Rights Agreement, dated as of January 28, 2005, between us and The Bank of New York (the “Rights Agreement”). The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to approval by our stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, our stockholders will receive $31.50 per share in cash and shares of our Common stock will no longer be listed on the New York Stock Exchange (the “NYSE”). There is no assurance when or if the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance when or whether the other conditions to the completion of the Merger will be satisfied.

History

For all periods presented in this Form 10-K prior to February 1, 2005, we were a wholly owned subsidiary of Cendant (renamed Avis Budget Group, Inc.) that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant (the “Spin-Off”). In connection with the Spin-Off, we entered into several contracts with Cendant and Cendant’s real estate services division to provide for the separation of our business from Cendant and the continuation of certain business arrangements with Cendant’s real estate services division, including a separation agreement, a tax sharing agreement, a transition services agreement, a strategic relationship agreement, a marketing agreement, trademark license agreements and the operating agreement for PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans” or the “Mortgage Venture”) (collectively, the “Spin-Off Agreements”). Cendant spun-off its real estate services division, Realogy, including its relocation subsidiary, Cartus Corporation (formerly known as Cendant Mobility Services Corporation) (together with its subsidiaries, “Cartus”) into an independent, publicly traded company (the “Realogy Spin-Off”) effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. (See “—Arrangements with Cendant” and “—Arrangements with Realogy” for more information.)

Prior to the Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation business, Cartus, fuel card business, Wright Express LLC (together with its subsidiaries, “Wright Express”), and other subsidiaries that engaged in the relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to us. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment.

Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans. PHH Home Loans is a mortgage venture that we maintain with Realogy that began operations in October 2005. PHH Mortgage and PHH Home Loans both conduct business throughout the U.S. Our Mortgage Production segment focuses on providing private-label mortgage services to financial institutions and real estate brokers.

Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio.

Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings. These services include management and leasing of vehicles and other fee-based services for our clients’ vehicle fleets.

Available Information

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, NJ 08054. Our telephone number is (856) 917-1744. Our corporate website is located at www.phh.com, and our filings pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines, our Code of Business Ethics and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

Interested readers may also read and copy any materials that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains our reports.

OUR BUSINESS

Mortgage Production and Mortgage Servicing Segments

Mortgage Production Segment

Our Mortgage Production segment focuses on providing mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage and PHH Home Loans, which conduct business throughout the U.S. Our Mortgage Production segment generated 14%, 21% and 29% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The following table sets forth the Net revenues, segment profit or loss (as described in Note 23, “Segment Information” in the Notes to Consolidated

Financial Statements included in this Form 10-K) and Assets for our Mortgage Production segment for each of the years ended and as of December 31, 2006, 2005 and 2004:

	Year Ended and As of December 31,
	2006	2005	2004
	(In millions)

Mortgage Production Net revenues	$329	$524	$700
Mortgage Production Segment (loss) profit	(152)	(17)	109
Mortgage Production Assets	3,226	2,640	2,797

The Mortgage Production segment principally generates revenue through fee-based mortgage loan origination services and sales of originated and purchased mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. For the year ended December 31, 2006, PHH Mortgage was the 8th largest retail originator of residential mortgages and the 17th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage loan origination services to financial institutions and the only mortgage company authorized to use the Century 21, Coldwell Banker and ERA brand names in marketing our mortgage loan products through the Mortgage Venture and other arrangements that we have with Realogy. See “—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement” and “—Marketing Agreements.” For the year ended December 31, 2006, we originated mortgage loans for approximately 19% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 4% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.

We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and Third-Party Brokers, as defined below) and relocation (mortgage services for clients of Cartus).

▪	Financial Institutions Channel: We are a leading provider of “private-label” mortgage loan originations for financial institutions and other entities throughout the U.S. In this channel, we offer a complete outsourcing solution, from processing applications through funding for clients that wish to offer mortgage services to their customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation (“Merrill Lynch”), TD Banknorth, N.A. and Charles Schwab Bank. This channel generated approximately 49%, 50% and 54% of our mortgage loan originations for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 20% of our mortgage loan originations for the year ended December 31, 2006 were from a single client, Merrill Lynch. (See “— Arrangements with Merrill Lynch” for more information.)

▪	Real Estate Brokers Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business (together with its subsidiaries, “NRT”), brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and brokers that are not affiliated with Realogy (“Third-Party Brokers”). Realogy has agreed that the residential and commercial real estate brokerage business owned and operated by NRT and the title and settlement services business owned and operated by Title Resource Group LLC (formerly known as Cendant Settlement Services Group) (together with its subsidiaries, “TRG”) will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.) (the “Realogy Venture Partner” and together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any Realogy Franchisee acting in such capacity, (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. (See “—Arrangements with Realogy—Strategic Relationship Agreement” for more information.) In general, our capture rate of mortgages where we are the exclusive recommended provider is much higher than in other situations. Realogy Franchisees, including Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. (See “—Arrangements with Realogy—Marketing Agreements” for more information.) Additionally, for Realogy Franchisees and Third-Party Brokers, we endeavor to enter into separate marketing service agreements (“MSAs”) or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive MSAs with 34% of Realogy Franchisees as of December 31, 2006. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerage services in the U.S. In this channel, we primarily operate on a private-label basis, incorporating the brand name associated with the real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. This channel generated approximately 46%, 45% and 41% of our mortgage loan originations from our Mortgage Production segment for the years ended December 31, 2006, 2005 and 2004, respectively, substantially all of which was originated from Realogy and the Realogy Franchisees in 2006 and 2005. (See “—Arrangements with Realogy” for more information.)

▪	Relocation Channel: In this channel, we work with Cartus, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the U.S. The relocation channel generated approximately 5% of our mortgage loan originations for each of the years ended December 31, 2006, 2005 and 2004, substantially all of which were from Cartus. (See “—Arrangements with Realogy” for more information.)

Included in the Real Estate Brokers and Relocation Channels described above is the Mortgage Venture that we have with Realogy. The Mortgage Venture commenced operations in October 2005. At that time, we contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture. The provisions of a strategic relationship agreement dated as of January 31, 2005, between PHH Mortgage, PHH Home Loans, PHH Broker Partner Corporation (“PHH Broker Partner”), Realogy, Realogy Venture Partner and Cendant (the “Strategic Relationship Agreement”) govern the manner in which the Mortgage Venture is recommended by Realogy. See “—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement.” The Mortgage Venture originates and sells mortgage loans primarily sourced through NRT and Cartus. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates.

We own 50.1% of the Mortgage Venture through our wholly owned subsidiary, PHH Broker Partner, and Realogy owns the remaining 49.9% through its wholly owned subsidiary, Realogy Venture Partner. The Mortgage Venture is consolidated within our financial statements, and Realogy’s ownership interest is presented in our financial statements as a minority interest. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (as amended, the “Mortgage Venture Operating Agreement”) if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries. The termination of our Mortgage Venture with Realogy or of our exclusivity arrangement for the Mortgage Venture under the Strategic Relationship Agreement could have a material adverse effect on our business, financial position, results of operations and cash flows. (See “—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement” for more information.)

Our mortgage loan origination channels are supported by three distinct platforms:

▪	Teleservices: We operate a teleservices operation (also known as our Phone In, Move In® program) that provides centralized processing along with consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

▪	Field Sales Professionals: Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S., and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications. Through our MyChoicetm program, mortgage advisors are assigned a dedicated territory for marketing efforts and customers are provided with the option of applying for mortgage loans over the telephone, in person or online through the internet.

▪	Closed Mortgage Loan Purchases: We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Loans closed to be sold	$32,390	$36,219	$34,405
Fee-based closings	8,872	11,966	18,148

Total closings	$41,262	$48,185	$52,553

Loans sold	$31,598	$35,541	$32,465

Total Mortgage Originations by Channel:
Financial institutions	49%	50%	54%
Real estate brokers	46%	45%	41%
Relocation	5%	5%	5%
Total Mortgage Originations by Platform:
Teleservices	56%	57%	60%
Field sales professionals	23%	24%	25%
Closed mortgage loan purchases	21%	19%	15%

Fee-based closings are comprised of mortgages originated for others (including brokered loans and loans originated through our financial institutions channel). Loans originated by us and purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Fixed rate	57%	47%	60%
Adjustable rate	43%	53%	40%

Conforming(1)	56%	49%	62%
Non-conforming	44%	51%	38%

Purchase closings	69%	67%	66%
Refinance closings	31%	33%	34%

First mortgages	90%	89%	91%
Home equity lines of credit	10%	11%	9%

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”).

Appraisal Services Business

Our Mortgage Production segment includes our appraisal services business. In January 2005, Cendant contributed STARS, its appraisal services business, to us. STARS provides appraisal services utilizing a network of approximately 4,400 third-party professional licensed appraisers offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels. The results of operations and financial position of STARS are included in our Mortgage Production segment for all periods presented.

Mortgage Servicing Segment

Our Mortgage Servicing segment consists of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. We principally generate revenue for our Mortgage Servicing segment through fees earned for servicing mortgage loans held by investors. (See Note 1, “Summary of Significant Accounting Policies—Revenue Recognition—Mortgage Servicing” in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our Loan servicing income.) We also generate revenue from reinsurance activities from our wholly owned subsidiary, Atrium Insurance Corporation (“Atrium”). Our Mortgage Servicing segment generated 6%, 10% and 5% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The following table sets forth the Net revenues, segment profit (as described in Note 23, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Servicing segment for each of the years ended and as of December 31, 2006, 2005 and 2004:

	Year Ended and As of December 31,
	2006	2005	2004
	(In millions)

Mortgage Servicing Net revenues	$131	$236	$119
Mortgage Servicing Segment profit	44	140	12
Mortgage Servicing Assets	2,641	2,555	2,242

PHH Mortgage typically retains the MSRs on the mortgage loans that it sells. MSRs are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, as described above.

The following table sets forth summary data of our mortgage loan servicing activities for the years ended and as of December 31, 2006, 2005 and 2004:

	Year Ended and As of December 31,
	2006	2005	2004
	(Dollars in millions, except average loan size)

Average loan servicing portfolio	$159,269	$147,304	$143,521
Ending loan servicing portfolio(1)	$160,222	$154,843	$143,056
Number of loans serviced(2)	1,079,671	1,010,855	906,954
Average loan size(2)	$148,399	$153,180	$157,731
Weighted-average interest rate(3)	6.1%	5.8%	5.4%
Delinquent Mortgage Loans:(4)(5)
30 days	1.93%	1.75%	1.72%
60 days	0.38%	0.36%	0.32%
90 days or more	0.29%	0.38%	0.29%

Total delinquencies	2.60%	2.49%	2.33%

Foreclosures/real estate owned/bankruptcies	0.58%	0.67%	0.59%
Major Geographical Concentrations:(6)
California	11.4%	11.4%	11.0%
New Jersey	8.5%	8.8%	9.3%
Florida	7.4%	7.4%	7.3%
New York	7.3%	7.4%	7.9%
Texas	4.8%	5.0%	5.4%
Other	60.6%	60.0%	59.1%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are now includable in the portfolio balance as of December 31, 2006. The amounts of home equity loans subserviced for others and excluded from the portfolio balance as of December 31, 2005 and 2004 were approximately $2.5 billion and $2.7 billion, respectively.

(2)	Excludes certain home equity loans subserviced for others as of December 31, 2005 and 2004. Had these 39,335 loans been excluded from the number of loans serviced as of December 31, 2006, the average loan size would have increased from $148,399 to $152,296.

(3)	Certain home equity loans subserviced for others described above were excluded from the weighted-average interest rate calculation as of December 31, 2005 and 2004, but are included in the weighted-average interest rate calculation as of December 31, 2006. Had these loans been excluded from the December 31, 2006 weighted-average interest rate calculation, the weighted-average interest rate would have remained 6.1%.

(4)	Represents the loan servicing portfolio delinquencies as a percentage of the total unpaid balance of the portfolio.

(5)	Certain home equity loans subserviced for others described above were excluded from the delinquency calculations as of December 31, 2005 and 2004, but are included in the delinquency calculations as of December 31, 2006. Had these loans been excluded from the December 31, 2006 delinquency calculations, the total delinquency would have remained 2.60%. In addition, the percentage in foreclosure/real estate owned/bankruptcy would have remained 0.58%.

(6)	Certain home equity loans subserviced for others described above were excluded from the geographical concentrations calculations as of December 31, 2005 and 2004, but are included in the geographical concentrations calculations as of December 31, 2006. Had these loans been excluded from the December 31, 2006 geographical concentrations calculations, the percentage of loans serviced that are located in California would have decreased from 11.4% to 11.3%, the percentage of loans serviced that are located in Texas would have increased from 4.8% to 4.9% and the percentage of loans serviced that are located in New Jersey, Florida, New York and other states would have remained 8.5%, 7.4%, 7.3% and 60.6%, respectively.

Mortgage Guaranty Reinsurance Business

Our Mortgage Servicing segment also includes our reinsurance business, which we conduct through Atrium, our wholly owned subsidiary and a New York domiciled monoline mortgage guaranty insurance company. Atrium does not write direct insurance policies, but acts as a reinsurer of a portion of the ultimate net losses on mortgage insurance policies underwritten by third parties. Atrium receives premiums from certain third-party insurance companies and provides reinsurance solely in respect of primary mortgage insurance issued by those third-party insurance companies on loans originated through our various loan origination channels.

Competition

The principal factors for competition for our Mortgage Production and Mortgage Servicing segments are service, quality, products and price. Competitive conditions also can be impacted by shifts in consumer preference between variable-rate mortgages and fixed-rate mortgages, depending on the interest rate environment. In our Mortgage Production segment, we work with our clients to develop new and competitive loan products that address their specific customer needs. In our Mortgage Servicing segment, we focus on customer service while working to enhance the efficiency of our servicing platform. Excellent customer service is also a critical component of our competitive strategy to win new clients and maintain existing clients. Within every process in our Mortgage Production and Mortgage Servicing segments, employees are trained to provide high levels of customer service. We, along with our clients, consistently track and monitor customer service levels and look for ways to improve customer service.

According to Inside Mortgage Finance, PHH Mortgage was the 8th largest retail mortgage loan originator in the U.S. with a 3.1% market share as of December 31, 2006 and the 11th largest mortgage loan servicer with a 1.6% market share as of December 31, 2006. Some of our largest competitors include Countrywide Financial, Wells Fargo Home Mortgage, Washington Mutual, Chase Home Finance, CitiMortgage, Bank of America and GMAC Mortgage Corporation. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage.

We expect that the mortgage industry will become increasingly competitive in 2007 as lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of the delays in the availability of our financial statements, uncertainties regarding the proposed Merger or otherwise. See “Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Production Segment” for more information.

We are party to the Strategic Relationship Agreement, which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy (formerly Cendant’s real estate services division). The Strategic Relationship Agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them). See “—Arrangements with Realogy—Strategic Relationship Agreement” below for more information.

Seasonality

Our Mortgage Production segment is generally subject to seasonal trends. These seasonal trends reflect the pattern in the national housing market. Home sales typically rise during the spring and summer seasons and decline during the fall and winter seasons. Seasonality has less of an effect on mortgage refinancing activity, which is primarily driven by prevailing mortgage rates. Our Mortgage Servicing segment is generally not subject to seasonal trends; however, delinquency rates typically rise temporarily during the winter months, driven by the mortgagor payment patterns.

Trademarks and Intellectual Property

The trade names and related logos of our financial institutions clients are material to our Mortgage Production and Mortgage Servicing segments. Our financial institution clients license the use of their names to us in connection with our private-label business. These trademark licenses generally run for the duration of our origination services agreements with such financial institution clients and facilitate the origination services that we provide to them. Realogy’s brand names and related items, such as logos and domain names, of its owned and franchised residential real estate brokerages are material to our Mortgage Production and Mortgage Servicing segments. Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in our mortgage loan origination services that we provide to Realogy’s owned real estate brokerage, relocation and settlement services businesses. In connection with the Spin-Off, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage entered into a trademark license agreement (the “PHH Mortgage Trademark License Agreement”) pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s franchised real estate brokerage business. PHH Mortgage was granted a license to use brand names and related items, such as domain names, in connection with Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however this license terminated upon PHH Home Loans commencing operations. PHH Home Loans is party to its own trademark license agreement (the “Mortgage Venture Trademark License Agreement”) with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s owned real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. See “—Arrangements with Realogy—Trademark License Agreements” for more information about the PHH Mortgage Trademark License Agreement and the Mortgage Venture Trademark License Agreement (collectively, the “Trademark License Agreements”).

Mortgage Regulation

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators. The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as the race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices. The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict the payment of fees or other consideration for the referral of real estate settlement services. The establishment of PHH Home Loans and the continuing relationships between and among PHH Home Loans, Realogy and us are subject to the anti-kickback requirements of RESPA. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will be applied in a manner that may adversely impact our business or make regulatory compliance more difficult or expensive.

Insurance Regulation

Atrium, our wholly owned insurance subsidiary, is subject to insurance regulations in the State of New York relating to, among other things: standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. The New York State Insurance Department also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters.

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

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies through PHH Arval throughout the U.S. and Canada. We are a fully integrated provider of these services with a broad range of product offerings. We are the second largest provider of outsourced commercial fleet management services in the U.S. and Canada, combined, according to the Automotive Fleet 2006 Fact Book. We focus on clients with fleets of greater than 500 vehicles (the “Large Fleet Market”) and clients with fleets of between 75 and 500 vehicles (the “National Fleet Market”). Following our acquisition of First Fleet Corporation (“First Fleet”) on February 27, 2004, we enhanced our truck fleet offering and are increasing our efforts to attract customers in this market. As of December 31, 2006, we had more than 337,000 vehicles leased, primarily consisting of cars and light trucks and, to a lesser extent medium and heavy trucks, trailers and equipment and approximately 303,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. We purchase more than 80,000 vehicles annually. Our Fleet Management Services segment generated 80%, 69%, and 66% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The following table sets forth the Net revenues, segment profit (as described in Note 23, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Fleet Management Services segment for each of the years ended and as of December 31, 2006, 2005 and 2004:

	Year Ended and As of December 31,
	2006	2005	2004
	(In millions)

Fleet Management Services Net revenues	$1,830	$1,711	$1,578
Fleet Management Services Segment profit	102	80	48
Fleet Management Services Assets	4,868	4,716	4,409

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

We provide corporate clients and government agencies the following services and products:

▪	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of variable-rate notes and borrowings through an asset-backed structure. For the year ended December 31, 2006, we averaged 334,000 leased vehicles. Substantially all of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 95% of the vehicles financed by us in the U.S. and Canada. These leases typically have a minimum lease term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. At the appropriate replacement period, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the book value. For the remaining 5% of the vehicles financed by us, we retain the residual risk of the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.07% in any of the last three years. During the years ended December 31, 2006, 2005 and 2004 our fleet leasing and fleet management servicing generated approximately 89%, 88% and 89%, respectively, of our Net revenues for our Fleet Management Services segment.

▪	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide customers with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2006, we averaged 339,000 maintenance service cards outstanding in the U.S. and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2006, we averaged 331,000 vehicles that were participating in accident management programs with us in the U.S. and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private-label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs. Our fuel card offered through a relationship with Wright Express in the U.S. and through a proprietary card in Canada offers expanded fuel management capabilities on one service card. For the year ended December 31, 2006, we averaged 325,000 fuel cards outstanding in the U.S. and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel providers.

The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Net revenues:
Domestic	$1,751	$1,654	$1,530
Foreign	79	57	48

The following table sets forth our Fleet Management Services segment’s Assets located domestically and in foreign countries as of December 31, 2006, 2005 and 2004:

	As of December 31,
	2006	2005	2004
	(In millions)

Assets:
Domestic	$4,678	$4,529	$4,235
Foreign	190	187	174

Leases

We lease vehicles to our clients under both open-end and closed-end leases. The majority of our leases are to corporate clients and are open-end leases, a form of lease in which the customer bears substantially all of the vehicle’s residual value risk.

Our open-end operating lease agreements provide for a minimum lease term of 12 months. At any time after the end of the minimum term, the client has the right to terminate the lease for a particular vehicle. We typically then sell the vehicle into the secondary market. If the net proceeds from the sale are greater than the vehicle’s book value, the client receives the difference. If the net proceeds from the sale are less than the vehicle’s book value, the client pays us substantially all of the difference. Closed-end leases, on the other hand, are entered into for a designated term of 24, 36 or 48 months. At the end of the lease, the client returns the vehicle to us. Except for excess wear and tear or excess mileage, for which the client is required to reimburse us, we then bear the risk of loss upon resale.

Open-end leases may be classified as operating leases or direct financing leases depending upon the nature of the residual guarantee. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a variable-rate basis that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to the lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

We sell certain of our truck and equipment leases to third-party banks and individual financial institutions. When we sell operating leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer of the title and the assignment of the rights associated with the operating leases, we record the proceeds from the sale as revenue and recognize an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded. Under certain of these sales agreements, we retain some residual risk in connection with the fair value of the asset at lease termination.

Trademarks and Intellectual Property

The service mark “PHH” and related trademarks and logos are material to our Fleet Management Services segment. All of the material marks used by us are registered (or have applications pending for registration) with the U.S. Patent and Trademark Office. All of the material marks used by us are also registered in Canada, and the “PHH” mark and logo are registered (or have applications pending) in those major countries where we have strategic partnerships with local providers of fleet management services. Except for the “Arval” mark, which we license from a third party so that we can do business as PHH Arval, we own the material marks used by us in our Fleet Management Services segment.

Competition

We differentiate ourselves from our competitors primarily on three factors: the breadth of our product offering; customer service and technology. Unlike certain of our competitors that focus on selected elements of the fleet management process, we offer fully integrated services. In this manner, we are able to offer customized solutions to clients regardless of their needs. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems enable clients to download customized reports to better monitor and manage their corporate fleets. Our competitors in the U.S. and Canada include GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Certain of our competitors are larger than we are and have access to greater financial resources than we do.

Seasonality

The revenues generated by our Fleet Management Services segment are generally not seasonal.

Commercial Fleet Leasing Regulation

We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles and certain consumer credit and environmental protection. Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our lease contracts require that each lessee indemnify us against such liabilities; however, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease. A federal law was enacted in the U.S. which preempted state vicarious liability laws that impose unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. The scope, application and enforceability of this law have not been tested. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.” for more information.)

Employees

As of December 31, 2006, we employed a total of approximately 6,280 persons, including approximately 4,880 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,360 persons in our Fleet Management Services segment and approximately 40 corporate employees. As of April 30, 2007, we employed a total of approximately 6,160 persons, including approximately 4,740 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,380 persons in our Fleet Management Services segment and approximately 40 corporate employees. Management considers our employee relations to be satisfactory. As of April 30, 2007, none of our employees were covered under collective bargaining agreements.

ARRANGEMENTS WITH CENDANT

For all periods presented in this Form 10-K prior to February 1, 2005, we were a wholly owned subsidiary of Cendant and provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off. We entered into several contracts with Cendant in connection with the Spin-Off to provide for our separation from Cendant and the transition of our business as an independent company, including a separation agreement (the “Separation Agreement”), a tax sharing agreement (as amended and restated, the “Amended Tax Sharing Agreement”) and a transition services agreement (the “Transition Services Agreement”).

Separation Agreement

In connection with the Spin-Off, we and Cendant entered into the Separation Agreement that provided for our internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. The Separation Agreement also provided for the allocation of the costs of the Spin-Off, the establishment of our pension, 401(k) and retiree medical plans, our assumption of certain Cendant stock options and restricted stock awards (as adjusted and converted into awards relating to our Common stock), our assumption of certain pension obligations and certain other provisions customary for agreements of its type.

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

Allocation of Costs and Expenses Related to the Transaction

Pursuant to the Separation Agreement, all out-of-pocket fees and expenses incurred by us or Cendant directly related to the Spin-Off (other than taxes, which are allocated pursuant to the Amended Tax Sharing Agreement discussed below) are to be paid by Cendant; provided, however, Cendant is not obligated to pay any such expenses incurred by us unless such expenses have had the prior written approval of an officer of Cendant. Additionally, we are responsible for our own internal fees, costs and expenses, such as salaries of personnel, incurred in connection with the Spin-Off.

Release of Claims

Under the Separation Agreement, we and Cendant release one another from all liabilities that occurred, failed to occur or were alleged to have occurred or failed to occur or any conditions existing or alleged to have existed on or before the date of the Spin-Off. The release of claims, however, does not affect Cendant’s or our rights or obligations under the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement.

Indemnification

Pursuant to the Separation Agreement, we agree to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from:

▪	any of our liabilities, including, among other things:

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

 (iv) any liabilities relating to our or our affiliates’ employees and

(v)	all liabilities that are expressly allocated to us or our affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement;

▪	any breach by us or our affiliates of the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement and

▪	any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005 (the “Form 8-A”), the information statement (the “Information Statement”) filed by us as an exhibit to our Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation (the “Investor Presentation”) filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.

Cendant is obligated to indemnify us for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement described below under “—Tax Sharing Agreement”) that any party seeks to impose upon us or our affiliates that relate to:

▪	any liabilities other than liabilities we have assumed or any liabilities relating to the Cendant business;

▪	any breach by Cendant or its affiliates of the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement; and

▪	any liabilities relating to information in the Form 8-A, the Information Statement or the Investor Presentation provided by Cendant.

In addition, we and our pension plan have agreed to indemnify Cendant and its pension plan, and Cendant and its pension plan have agreed to indemnify us and our pension plan, with respect to any liabilities involving eligible participants in our and Cendant’s pension plans, respectively.

Tax Sharing Agreement

In connection with the Spin-Off, we and Cendant entered into a tax sharing agreement that contains provisions governing the allocation of liabilities for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. On December 21, 2005, we and Cendant entered into the Amended Tax Sharing Agreement which clarifies that Cendant shall be responsible for tax liabilities and potential tax benefits for certain tax returns and time periods.

Allocation of Liability for Taxes

Pursuant to the Amended Tax Sharing Agreement, Cendant is responsible for all federal, state and local income taxes of or attributable to any affiliated or similar group filing a consolidated, combined or unitary income tax return of which any of Cendant or its affiliates (other than us or our subsidiaries) is the common parent for any taxable period beginning on or before January 31, 2005, except, in certain cases, for taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free as described more fully below. Cendant is responsible for all other income taxes and all non-income taxes attributable to Cendant and its subsidiaries (other than us or our subsidiaries), and, except for certain separate income taxes attributable to years prior to 2004 as noted below, which are Cendant’s responsibility, we are responsible for all other income taxes and all non-income taxes attributable to us and our subsidiaries. As a result of the resolution of any tax contingencies that relate to audit adjustments due to taxing authorities’ review of prior income tax returns and any effects of current year income tax returns, our tax basis in certain of our assets may be adjusted in the future. We are responsible for any corporate-level taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure was the result of our or our subsidiaries’ actions, misrepresentations or omissions. We also are responsible for 13.7% of any corporate-level taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure is not due to the actions, misrepresentations or omissions of Cendant or us or our respective subsidiaries. Such percentage was based on the relative pro forma net book values of Cendant and us as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. We have agreed to indemnify Cendant and its subsidiaries and Cendant has agreed to indemnify us and our subsidiaries for any taxes for which the other is responsible.

The Amended Tax Sharing Agreement, dated as of December 21, 2005, clarifies that Cendant is solely responsible for separate state taxes on a significant number of our income tax returns for years 2003 and prior. We will cooperate with Cendant on any federal and state audits for these years, but Cendant is contractually obligated to bear the cost of any liabilities that may result from such audits. Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 (filed on March 1, 2007 under Avis Budget Group, Inc.) that it settled the Internal Revenue Service (the “IRS”) audit for the taxable years 1998 through 2002 that included us.

Preparing and Filing Tax Returns

Cendant has the right and obligation to prepare and file all tax returns reporting tax liabilities for the payment of which Cendant is responsible as described above. We are required to provide information and to cooperate with Cendant in the preparation and filing of these tax returns. We have the right and obligation to prepare and file all other tax returns relating to us and our subsidiaries.

Tax Contests

Cendant has the right to control all administrative, regulatory and judicial proceedings relating to federal, state and local income tax returns for which it has preparation and filing responsibility, as described above, and all proceedings relating to taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free. We have the right to control all administrative, regulatory and judicial proceedings relating to other taxes attributable to us and our subsidiaries.

Transition Services Agreement

In connection with the Spin-Off, we entered into the Transition Services Agreement with Cendant and Cendant Operations, Inc. that governed certain continuing arrangements between us and Cendant to provide for our orderly transition from a wholly owned subsidiary to an independent, publicly traded company.

Pursuant to the Transition Services Agreement, Cendant, through its subsidiary Cendant Operations, Inc., provided us, and we provided to Cendant, various services including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, external reporting, telecommunications services and information technology services. Prior to the Spin-Off, Cendant provided these and other services to us and allocated certain corporate costs to us which, in the aggregate, were approximately $3 million and $32 million for the years ended December 31, 2005 and 2004, respectively. During 2006 and 2005, we increased our internal capabilities to reduce our reliance on Cendant for these services. Additionally, we continued to purchase certain information technology services through Cendant through March 31, 2007 under their current contracts on terms consistent with our historic cost from Cendant. The Transition Services Agreement also contained agreements relating to indemnification, access to information and certain other provisions customary for agreements of this type. We have the right to receive reasonable information with respect to charges for transition services provided by Cendant.

The cost of each transition service under the Transition Services Agreement generally reflected the same payment terms and was calculated using the same cost-allocation methodologies for the particular service as those associated with historic costs for the equivalent services, and at a rate intended to approximate an arm’s-length pricing negotiation as if there were no pre-existing cost-allocation methodology; however, the agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Spin-Off. (See “Item 1A. Risk Factors—Risks Related to the Spin-Off—Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.” for more information.) The Transition Services Agreement expired March 31, 2007. With respect to the outsourced information technology services provided to us under the Transition Services Agreement, we entered into our own independent relationship with the existing third-party service provider for these services effective April 1, 2007.

Prior to the Spin-Off, we provided Cendant and certain Cendant affiliates, subsidiaries and business units with certain information technology support, equipment and services at or from our data center and certain PC desktop support for approximately 100 Cendant personnel, located at our facility in Sparks, Maryland. During 2005, we provided these services to Cendant and applicable affiliates, subsidiaries and business units under the Transition Services Agreement. Cendant terminated the provision of these services as of January 1, 2006.

ARRANGEMENTS WITH REALOGY

In connection with the Spin-Off, we entered into several contracts with Cendant’s real estate services division to provide for the continuation of certain business arrangements, including the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, a marketing agreement (the “Marketing Agreement”), and the Trademark License Agreements. Cendant’s real estate services division, Realogy, became an independent, publicly traded company pursuant to the Realogy Spin-Off effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerages, the largest owner and operator of residential real estate brokerages in the U.S. and the largest U.S. provider of relocation services. As a result of the Realogy Spin-Off and the proposed Merger, we and our subsidiaries, PHH Mortgage and PHH Broker Partner entered into a Consent and Amendment (the “Consent”), dated March 14, 2007, with certain subsidiaries of Realogy which provided for certain amendments to these agreements effective immediately prior to the closing of the sale of our mortgage operations to Blackstone immediately following the completion of the Merger. There can be no assurances that we will be able to obtain any additional required amendments we believe may be necessary or appropriate or that if obtained, that these amendments will be on terms favorable to us. See “—Consent and Amendment” for additional information regarding the Consent.

Mortgage Venture Between Realogy and PHH

Realogy, through its subsidiary Realogy Venture Partner, and we, through our subsidiary, PHH Broker Partner, are parties to the Mortgage Venture for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned residential real estate brokerage and corporate relocation businesses, NRT and Cartus, respectively. In connection with the formation of the Mortgage Venture, we contributed assets and transferred employees to the Mortgage Venture that have historically supported originations from NRT and Cartus. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination as described below under “—Termination” or non-renewal by PHH Broker Partner after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that PHH Broker Partner does not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term subject to earlier termination as described below under “—Termination.”

The Mortgage Venture commenced operations in October 2005 and is licensed, where applicable, to conduct loan origination, loan sales and related operations in those jurisdictions in which it is doing business. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or to unaffiliated third-party investors on arm’s-length terms. The Mortgage Venture Operating Agreement provides that the members of the Mortgage Venture intend that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third-party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. As discussed under “—Marketing Agreements,” PHH Mortgage entered into interim marketing agreements with NRT and Cartus pursuant to which Cendant, NRT and Cartus agreed that PHH Mortgage was the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cartus to its customers and clients. The interim marketing services agreements terminated following commencement of the Mortgage Venture. Thereafter, the provisions of the Strategic Relationship Agreement, as discussed in more detail below, began to govern the manner in which the Mortgage Venture is recommended.

Ownership and Distributions

We own 50.1% of the Mortgage Venture through PHH Broker Partner, and Realogy owns the remaining 49.9% of the Mortgage Venture, through Realogy Venture Partner. The Mortgage Venture is consolidated within our financial statements, and Realogy’s ownership interest is presented in our financial statements as a minority interest. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.

Management

We manage the Mortgage Venture through PHH Broker Partner with the exception of certain specified actions that are subject to approval by Realogy through the Mortgage Venture’s board of advisors, which consists of representatives of Realogy and PHH. The Mortgage Venture’s board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of the Mortgage Venture for which Realogy’s approval is required.

Termination

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Mortgage Venture and the Strategic Relationship Agreement in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of us, PHH Broker Partner or any other affiliate of ours with a direct or indirect ownership interest in PHH Home Loans involving certain specified parties (see “—Recent Developments” and “—Consent and Amendment” for additional information regarding a potential change in control);

▪	a material breach, not cured within the requisite cure period, by us or our affiliates of the representations, warranties, covenants or other agreements (discussed below) under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement (described below under “—Strategic Relationship Agreement”), the Marketing Agreement (described below under “—Marketing Agreements”), the Trademark License Agreements (described below under “—Trademark License Agreements”), a management services agreement (the “Management Services Agreement”) (described below under “—Management Services Agreement”) and certain other agreements entered into in connection with the Spin-Off;

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of us or PHH Mortgage, or

▪	any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

As defined in the Mortgage Venture Operating Agreement, a “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture, and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate or the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above, or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.

The representations, warranties, covenants and other agreements in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements and the Management Services Agreement include, among others: (i) customary representations and warranties made by us or our affiliated party to such agreements, (ii) our confidentiality agreements in the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement with respect to Realogy information, (iii) our obligations under the Mortgage Venture Operating Agreement, (iv) our indemnification obligations under the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement and the Trademark License Agreements, (v) our non-competition agreements in the Strategic Relationship Agreement and (vi) our termination assistance agreements in the Strategic Relationship Agreement in the event that the Mortgage Venture is terminated.

Upon a termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner, Realogy Venture Partner will have the right either (i) to require that PHH Mortgage or PHH Broker Partner purchase all of its interest in the Mortgage Venture or (ii) to cause PHH Broker Partner to sell its interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Venture Partner.

The exercise price at which PHH Mortgage or PHH Broker Partner would be required to purchase Realogy Venture Partner’s interest in the Mortgage Venture would be the sum of the following: (i) the capital account balance for Realogy Venture Partner’s interest in the Mortgage Venture as of the closing date of the purchase; (ii) the aggregate amount of all past due quarterly distributions to Realogy Venture Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the purchase and (iii) any amount equal to 49.9% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the purchase attributable to mortgage loans in process at any time prior to the closing date of the purchase. The exercise price would also include a liquidated damages payment equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy Venture Partner following a change in control of us, PHH Broker Partner or an affiliate of ours, PHH Broker Partner may be required to make a cash payment to Realogy Venture Partner in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements.

The sale price at which PHH Broker Partner would be required to sell its interest in the Mortgage Venture would be the sum of (i) the fair value of PHH Broker Partner’s interest as of the closing date of the sale, (ii) the aggregate amount of all past due quarterly distributions to PHH Broker Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the sale and (iii) any amount equal to 50.1% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the sale attributable to mortgage loans in process at any time prior to the closing date of the sale. The fair value of PHH Broker Partner’s interest would be equal to PHH Broker Partner’s proportionate share of the Mortgage Venture’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 12 months prior to the closing date of the sale, multiplied by a then-current average market EBITDA multiple for mortgage banking companies.

Two-Year Termination

Beginning on February 1, 2015, the tenth anniversary of the Mortgage Venture Operating Agreement, Realogy Venture Partner may terminate the Mortgage Venture Operating Agreement at any time by giving two years’ prior written notice to us (a “Two-Year Termination”). Upon a Two-Year Termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner, Realogy Venture Partner will have the option either (i) to require that PHH Broker Partner purchase all of Realogy Venture Partner’s interest in the Mortgage Venture or (ii) to cause PHH Broker Partner to sell its interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Venture Partner.

The exercise price at which PHH Broker Partner would be required to purchase Realogy Venture Partner’s interest in the Mortgage Venture would be the sum of the following: (i) the fair value of Realogy Venture Partner’s interest in the Mortgage Venture as of the closing date of the purchase; (ii) the aggregate amount of all past due quarterly distributions to Realogy Venture Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the purchase and (iii) any amount equal to 49.9% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the purchase attributable to mortgage loans in process at any time prior to the closing date of the purchase. The fair value of Realogy Venture Partner’s interest would be determined through business valuation experts selected by each of PHH Broker Partner and Realogy Venture Partner. These business valuation experts would then prepare two valuations of the interest in the Mortgage Venture in light of the relevant facts and circumstances, including the consequences of the Two-Year Termination and PHH Broker Partner’s purchase of Realogy Venture Partner’s interest. In the event that the difference between the two valuations is equal to or less than 10%, then the average of the two valuations would be used as the fair value of Realogy Venture Partner’s interest in the Mortgage Venture. In the event that the difference between the two valuations is greater than 10%, then the two business valuation experts would select another business valuation expert to perform a third valuation which would be used as the fair value of Realogy Venture Partner’s interest in the Mortgage Venture.

The sale price at which PHH Broker Partner would be required to sell its interest in the Mortgage Venture would be the sum of (i) the fair value of PHH Broker Partner’s interest as of the closing date of the sale, (ii) the aggregate amount of all past due quarterly distributions to PHH Broker Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the sale and (iii) any amount equal to 50.1% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the sale attributable to mortgage loans in process at any time prior to the closing date of the sale. The fair value of PHH Broker Partner’s interest would be determined in a similar manner as the fair value of Realogy Venture Partner’s interest is determined above.

Special Termination

In the event that, as a result of any change in the law, (i) any provision of the Mortgage Venture Operating Agreement or the related agreements (including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements) is not compliant with applicable law, or (ii) the financial terms of the Mortgage Venture Operating Agreement or any of the related agreements, taken as a whole, become inconsistent with the then-current market, the members shall use commercially reasonable efforts to restructure our business and to amend the Mortgage Venture Operating Agreement in a manner that complies with such law and, to the extent possible, most closely reflects the original intention of the members as to the economics of their relationship. In the case of a law that renders the financial terms of the Mortgage Venture Operating Agreement to become inconsistent with the then-current market, Realogy Venture Partner may also request that PHH Broker Partner and PHH Mortgage enter into good faith negotiations to renegotiate the terms of the Mortgage Venture Operating Agreement within 30 days following the request. During such 30-day period, Realogy Venture Partner may solicit proposals from PHH Broker Partner and other persons for the provision of mortgage services substantially similar to those provided under the Mortgage Venture Operating Agreement and the related agreements. If Realogy Venture Partner receives a proposal from a third party that Realogy Venture Partner determines, taken as a whole, is superior to PHH Broker Partner’s proposal, then Realogy Venture Partner may elect to terminate the Mortgage Venture Operating Agreement. Upon a termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner, PHH Broker Partner would be required to purchase Realogy Venture Partner’s interest in the Mortgage Venture at a price calculated in the same manner as the price at which Realogy Venture Partner could cause PHH Broker Partner to purchase its interest in the Mortgage Venture upon a Two-Year Termination. The closing of the purchase would be completed within 90 days of the termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner.

PHH Termination

PHH Broker Partner has the right to terminate the Mortgage Venture Operating Agreement either upon a material breach, not cured within the requisite cure period by Realogy Venture Partner of a material provision of the

Mortgage Venture Operating Agreement or the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements, or the bankruptcy or insolvency of Cendant. Upon a termination of the Mortgage Venture Operating Agreement by PHH Broker Partner, PHH Broker Partner has the right to purchase Realogy Venture Partner’s interest in the Mortgage Venture at a price equal to the sum of the following: (i) the fair value of Realogy Venture Partner’s interest in the Mortgage Venture as of the date PHH Broker Partner exercises its purchase right; (ii) the aggregate amount of all past due quarterly distributions to Realogy Venture Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the date PHH Broker Partner exercises its purchase right and (iii) any amount equal to 49.9% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the date PHH Broker Partner exercises its purchase right attributable to mortgage loans in process at any time prior to the date PHH Broker Partner exercises its purchase right. The fair value of Realogy Venture Partner’s interest would be equal to Realogy Venture Partner’s proportionate share of the Mortgage Venture’s trailing 12 month EBITDA multiplied by a then-current average EBITDA multiple for mortgage banking companies. PHH Broker Partner’s right would be exercisable for two months following a termination event by delivering written notice to Cendant. The closing of the purchase would not be completed prior to the one-year anniversary of PHH Broker Partner’s exercise notice to Realogy Venture Partner.

PHH Non-Renewal

As discussed above, PHH Broker Partner may elect not to renew the Mortgage Venture Operating Agreement for an additional 25-year term by delivering a notice to Realogy Venture Partner between January 31, 2027 and January 31, 2028. Upon a non-renewal of the Mortgage Venture Operating Agreement by PHH Broker Partner, PHH Broker Partner has the right either (i) to purchase Realogy Venture Partner’s interest in the Mortgage Venture at a price calculated in the same manner as the price at which Realogy Venture Partner could cause PHH Broker Partner to purchase its interest in the Mortgage Venture upon a Two-Year Termination or (ii) to sell PHH Broker Partner’s interest in the Mortgage Venture to an unaffiliated third party designated by Realogy Venture Partner at a price calculated in the same manner as the price at which Realogy Venture Partner could cause PHH Broker Partner to sell its interest in the Mortgage Venture upon a Two-Year Termination. The closing of this transaction would not be completed prior to January 31, 2030.

Effects of Termination or Non-Renewal

Upon termination of the Mortgage Venture by Realogy Venture Partner or PHH Broker Partner as described above, the Mortgage Venture Operating Agreement and related agreements will terminate automatically (excluding certain privacy, non-competition, venture-related transition provisions and other general provisions, which shall survive the termination of such agreements), and Realogy Venture Partner and its affiliates will be released from any restrictions under the agreements entered into in connection with the Mortgage Venture Operating Agreement (including the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements and the Management Services Agreement) that may restrict its ability to pursue a partnership, joint venture or another arrangement with any third-party mortgage operation.

Management Services Agreement

PHH Mortgage operates under the Management Services Agreement with the Mortgage Venture pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for the Mortgage Venture. The mortgage origination processing services that PHH Mortgage provides the Mortgage Venture include seasonal call center staffing beyond the Mortgage Venture’s permanent staff, secondary mortgage marketing, pricing and, for certain channels, underwriting, credit scoring and document review. Administrative services that PHH Mortgage provides the Mortgage Venture include payroll, financial systems management, treasury, information technology services, telecommunications services and human resources and employee benefits services. In exchange for such services, the Mortgage Venture pays PHH Mortgage a fee per service and a fee per loan, subject to a minimum amount. The Management Services Agreement terminates automatically upon the termination of the Strategic Relationship Agreement.

Strategic Relationship Agreement

We and Realogy are parties to the Strategic Relationship Agreement. The Strategic Relationship Agreement contains detailed covenants regarding the relationship of Realogy and us with respect to the operation of the Mortgage Venture and its origination channels, which are discussed below:

Exclusive Recommended Provider of Mortgage Loans

Under the Strategic Relationship Agreement, Realogy agreed that the residential and commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by TRG, and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy Franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. Realogy, however, is not required under the terms of the Strategic Relationship Agreement to condition doing business with a customer on such customer obtaining a mortgage loan from the Mortgage Venture or contacting or being contacted by the Mortgage Venture. Realogy has the right to terminate the exclusivity arrangement of the Strategic Relationship Agreement under certain circumstances, including (i) if we materially breach any representation, warranty, covenant or other agreement contained in any of the agreements entered into in connection with the Mortgage Venture Operating Agreement (described generally above under “—Mortgage Venture Between Realogy and PHH—Termination”) and such breach is not cured within the required cure period and (ii) if a Regulatory Event occurs and is not cured within the required time period. In addition, if the Mortgage Venture is prohibited by law, rule, regulation, order or other legal restriction from performing its mortgage origination function in any jurisdiction, and such prohibition has not been cured within the applicable cure period, Realogy has the right to terminate exclusivity in the affected jurisdiction.

Subsequent Mortgage Company Acquisitions

If Realogy acquires or enters into an agreement to acquire, directly or indirectly, a residential real estate brokerage business that also directly or indirectly owns or conducts a mortgage loan origination business, then we will work together with Realogy and the Mortgage Venture to formulate a plan for the sale of such mortgage loan origination business to the Mortgage Venture pursuant to pricing perimeters specified in the Strategic Relationship Agreement. If the parties do not reach an agreement with respect to the terms of the sale within 30 days after we or the Mortgage Venture receive notice of the proposed acquisition, Realogy has the option either (i) to sell the mortgage loan origination business to a third party (provided that the Mortgage Venture has a right of first refusal if the purchase price for the proposed sale to the third party is less than a specified amount with respect to the purchase price calculated under the formulas specified in the Strategic Relationship Agreement or, if no formula is applicable, the price proposed by Realogy) or (ii) to retain and operate the mortgage loan origination business of such residential real estate brokerage business, and, in either case, described under clauses (i) or (ii), at the option of Realogy, under certain circumstances, the exclusivity provisions described above will terminate with respect to each county in which the mortgage loan origination business of such acquired residential real estate brokerage conducts its operations. If the parties reach agreement with respect to the terms of the sale but the Mortgage Venture defaults on its obligation to complete the sale transaction in a timely manner, the Mortgage Venture is required to make a damages payment to Realogy within 30 days after the acquisition was scheduled to close. If the damages payment is not made by such date, at the option of Realogy, under certain circumstances, the exclusivity provisions described above will terminate with respect to each county in which the mortgage loan origination business of the acquired residential real estate brokerage conducts its operations.

Non-Competition

The Strategic Relationship Agreement provides that, subject to limited exceptions, we will not engage in (i) the title, closing, escrow or search-related services for residential real estate transactions and all other mortgage-related transactions or provide any services or products which were otherwise offered or provided by TRG as of January 31, 2005, (ii) the residential real estate brokerage business, commercial real estate brokerage business or corporate relocation services business, or become or operate as a broker, owner or franchisor in any such business, or otherwise, directly or indirectly, assist or facilitate the purchase or sale of residential or commercial real estate (other than through STARS or through the Mortgage Venture’s origination and servicing of mortgage loans) or (iii) any other business conducted by Realogy as of January 31, 2005. Our non-competition covenant will survive for up to two years following termination of the Strategic Relationship Agreement. To the extent that Realogy expands into new business and, at the time of such expansion, we are engaged in the same business, we will not be prohibited from continuing to conduct such business. The Strategic Relationship Agreement also provides that (i) neither we nor our subsidiaries will directly or indirectly sell any mortgage loans or MSRs to any of the 20 largest residential real estate brokerage firms in the U.S. or any of the 10 largest residential real estate brokerage franchisors in the U.S. and (ii) neither we nor our affiliates will knowingly solicit any such competitors for mortgage loans other than through the Mortgage Venture, as provided in the Strategic Relationship Agreement and the Mortgage Venture Operating Agreement.

Other Exclusivity Arrangements

The Strategic Relationship Agreement also provides for additional exclusivity arrangements with PHH, including the following:

▪	We will use Realogy Services Group LLC on all of our commercial real estate transactions where a Realogy commercial real estate agent is available.

▪	We will recommend TRG as the provider of title, closing, escrow and search-related services, and

▪	We will utilize TRG on an exclusive basis whenever we have the option to choose the title or escrow agent and TRG either provides such services or receives compensation in connection with such services in the applicable jurisdiction.

Indemnification

Pursuant to the Strategic Relationship Agreement, we have agreed to indemnify Realogy for all losses arising out of or resulting from (i) any violation or material breach by us of any representation, warranty, or covenant in the agreement or (ii) our negligent or willful misconduct in connection with the agreement. We have also agreed to indemnify the Mortgage Venture for all losses incurred or sustained by it (i) for any damages paid by the Mortgage Venture in connection with an acquisition of a mortgage loan origination business under the Strategic Relationship Agreement or (ii) any interest paid by the Mortgage Venture for any failure to make scheduled distributions for any fiscal quarter pursuant to the Mortgage Venture Operating Agreement. (See “—Subsequent Mortgage Company Acquisitions” and “—Mortgage Venture Between Realogy and PHH—Termination” above for more information).

PHH Guarantee

We guarantee all representations, warranties, covenants, agreements and other obligations of our subsidiaries and affiliates (other than the Mortgage Venture) in the full and timely performance of their respective obligations under the Strategic Relationship Agreement and the other agreements entered into in connection with the Mortgage Venture Operating Agreement.

Termination

The Strategic Relationship Agreement terminates upon termination of the Mortgage Venture Operating Agreement. (See “—Mortgage Venture Between Realogy and PHH—Termination” and “—Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) Following termination of the Strategic Relationship Agreement, we are required to provide certain transition services to Realogy for up to one year following termination.

Trademark License Agreements

PHH Mortgage, TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. are parties to the PHH Mortgage Trademark License Agreement pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as logos and domain names in its origination of mortgage loans on behalf of customers of Realogy’s franchised real estate brokerage business. PHH Mortgage also was granted a license to use certain of Realogy’s real estate brand names and related items in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however, this license terminated upon PHH Home Loans commencing operations. We pay a fixed licensing fee to the licensors on a quarterly basis. PHH Mortgage agreed to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of our use of the licensed marks. The PHH Mortgage Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interest in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “—Mortgage Venture Between Realogy and PHH—Termination” and “—Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Mortgage or the licensor may also terminate the PHH Mortgage Trademark License Agreement for the other party’s breach or default of any material obligation under the PHH Mortgage Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the PHH Mortgage Trademark License Agreement, PHH Mortgage loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

PHH Home Loans is party to the Mortgage Venture Trademark License Agreement with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as domain names, in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. The license granted to PHH Home Loans is royalty-free, non-exclusive, non-assignable, non-transferable and non-sublicensable. PHH Home Loans agrees to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of PHH Home Loan’s use of the licensed marks. The Mortgage Venture Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interests in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “—Mortgage Venture Between Realogy and PHH—Termination” and “—Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Home Loans or the licensors may also terminate the Mortgage Venture Trademark License Agreement for the other party’s breach or default of any material obligation under the Mortgage Venture Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the Mortgage Venture Trademark License Agreement, PHH Home Loans loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

Marketing Agreements

Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and PHH Mortgage are parties to the Marketing Agreement. Pursuant to the terms of the Marketing Agreement, Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have each agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. In addition, Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. agree under the Marketing Agreement to actively promote our products and services to their franchisees and the sales agents of their franchisees, which includes, among other things, promotion of PHH through mail inserts, brochures and advertisements as well as articles in company newsletters and permitting PHH Mortgage presentations during sales meetings. Under the Marketing Agreement, we pay Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. a marketing fee for conducting such promotions based upon the fair market value of the services to be provided. The Marketing Agreement terminates upon termination of the Strategic Relationship Agreement.

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

Consent and Amendment

On March 14, 2007, we and our subsidiaries, PHH Mortgage and PHH Broker Partner, entered into the Consent with TM Acquisition Corp., PHH Home Loans and Realogy’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc., Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provides for the following: (i) consents from the parties under the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Management Services Agreement, the Trademark License Agreements and the Marketing Agreement (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of the Realogy Spin-Off and certain other amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. The amendments to the Realogy Agreements effected pursuant to the Consent will be effective immediately prior to the closing of the sale of our mortgage operations to Blackstone immediately following the completion of the Merger. The provisions of the Consent will terminate and be void in the event that either the Merger Agreement or the agreement for the sale of our mortgage operations is terminated. See “Item 1A. Risk Factors—Risks Related to the Proposed Merger—Failure to complete the proposed merger could negatively affect us.” for more information about risks related to the proposed Merger.

ARRANGEMENTS WITH MERRILL LYNCH

Approximately 20% of our mortgage loan originations for the year ended December 31, 2006 were from Merrill Lynch, pursuant to certain agreements between us and Merrill Lynch as described in more detail below.

Origination Assistance Agreement

We are party to an Origination Assistance Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “OAA”). Pursuant to the OAA, we assist Merrill Lynch in originating certain mortgage loans on a private-label basis. We also provide certain origination-related services for Merrill Lynch on a private-label basis in connection with Merrill Lynch’s wholesale loan program for correspondent lenders and mortgage brokers. The mortgage loan origination services that we perform for Merrill Lynch include receiving and processing applications for certain mortgage loan products offered by Merrill Lynch, preparing documentation for mortgage loans that meet Merrill Lynch’s applicable underwriting guidelines, closing mortgage loans, maintaining certain files with respect to mortgage loans and providing daily interest rate sheets to correspondent lenders and mortgage brokers. We also assist Merrill Lynch in making bulk purchases of certain mortgage loan products from correspondent lenders. Under the terms of the OAA, we are the exclusive provider of mortgage loans for mortgage loan borrowers (other than borrowers who borrow indirectly through a correspondent lender or mortgage broker) who either (i) have a relationship with, or are referred by, a Merrill Lynch Financial Advisor in the Global Private Client Group or (ii) are clients of the Merrill Lynch investor services group. We are required to provide all services under the OAA in accordance with the service standards specified therein. The OAA obligates us to make certain liquidated damage payments to Merrill Lynch if we do not maintain specified levels of customer satisfaction with respect to the services that we provide on behalf of Merrill Lynch. In addition, our breach of the service standards in certain circumstances (a “PHH Performance Failure”) may result in termination of the OAA. The initial term of the OAA expires on December 31, 2010, unless earlier terminated. Upon expiration of the initial term, the OAA will automatically renew for a five-year extension term; provided that, if there shall have been a PHH Performance Failure or Merrill Lynch shall not have met certain specified obligations under the OAA prior to December 31, 2010, then the OAA shall not automatically extend unless the non-breaching party gives notice to the other party that it is willing to extend the OAA. We and Merrill Lynch each have the right to terminate the OAA for the other party’s uncured material breach of any representation, warranty or covenant of the OAA or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the OAA upon notice to us if (i) we lose good standing with the U.S. Department of Housing and Urban Development (“HUD”) or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days, (ii) we experience a change of control under certain circumstances or (iii) we breach the terms of a trademark use agreement with Merrill Lynch without curing such a breach within the applicable cure period. During the one-year period following the termination of the OAA, we are obligated to assist Merrill Lynch in transitioning the business back to it or a third-party service provider designated by Merrill Lynch.

Portfolio Servicing Agreement

We are also party to a Portfolio Servicing Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “Portfolio Servicing Agreement”). Pursuant to the Portfolio Servicing Agreement, we service certain mortgage loans originated or otherwise held in a portfolio by Merrill Lynch and maintain electronic files related to the servicing functions that we perform. Mortgage loan servicing under the Portfolio Servicing Agreement includes collecting loan payments from borrowers, remitting principal and interest payments to the owner of each mortgage loan and holding escrow funds for payment of mortgage loan-related expenses, such as property taxes and homeowner’s insurance. We also assist Merrill Lynch in managing funds relating to properties acquired by Merrill Lynch in foreclosure, which may include the disposition of such properties. We may not terminate the Portfolio Servicing Agreement without the consent of Merrill Lynch. Merrill Lynch, however, may terminate the Portfolio Servicing Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us under certain agreements, including the Portfolio Servicing Agreement, a trademark use agreement with Merrill Lynch, and the Loan Purchase and Sale Agreement (as defined below), (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae if we cease to be a HUD-approved mortgagee, (iv) we experience a change in control under certain circumstances or (v) our failure to meet certain service standards specified in the Portfolio Servicing Agreement, which is not cured within the applicable cure period. If the Portfolio Servicing Agreement is terminated due to our failure to meet certain specified service standards, then we and Merrill Lynch will retain an arbitrator to determine the fair market value of the MSRs. Upon determination of the fair market value of such MSRs by the arbitrator, Merrill Lynch may elect to terminate the Portfolio Servicing Agreement and purchase such MSRs from us.

Loan Purchase and Sale Agreement

We are party to a Loan Purchase and Sale Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “Loan Purchase and Sale Agreement”). Pursuant to the Loan Purchase and Sale Agreement, we are required to purchase from Merrill Lynch certain mortgage loans that have been originated under the OAA, including the MSRs with respect to such loans (other than alternative mortgage loans). We and Merrill Lynch agree upon mortgage loans constituting alternative mortgage loans from time-to-time, but generally these loans include three- and five-year adjustable-rate and variable-rate mortgage loans and construction loans. While not required, we may elect to purchase alternative mortgage loans from Merrill Lynch, including the MSRs associated with such loans, upon mutual agreement of Merrill Lynch. The initial term of the Loan Purchase and Sale Agreement expires on the earlier of December 31, 2010 or the date the OAA is terminated. If the OAA is renewed in accordance with its terms, then the Loan Purchase and Sale Agreement will automatically renew for a concurrent extension term. Both we and Merrill Lynch have the right to terminate the Loan Purchase and Sale Agreement for the other party’s uncured material breach of any representation, warranty or covenant of the Loan Purchase and Sale Agreement or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the Loan Purchase and Sale Agreement upon notice to us if (i) we lose our good standing with HUD or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days, (ii) we experience a change of control under certain circumstances or (iii) we breach the terms of our trademark use agreement with Merrill Lynch without curing such breach within the applicable cure period. Following the termination of the Loan Purchase and Sale Agreement, we are no longer required to purchase any mortgage loans originated under the OAA.

Servicing Rights Purchase and Sale Agreement

We are party to a Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “SRPSA”). Pursuant to the SRPSA, we are required to purchase from Merrill Lynch the MSRs for certain mortgage loans that have been originated under the OAA (alternative mortgage loans). We purchase the MSRs at quarterly bulk offering sales and on a flow basis. We will not purchase MSRs for loans that are (i) 60 days or more past due as of the sale date, (ii) in litigation or (iii) in bankruptcy. The SRPSA expires upon the earlier of December 31, 2010 or the date upon which the OAA is terminated. If the OAA is extended, the SRPSA shall be automatically extended for the same extension term. Both we and Merrill Lynch have the right to terminate the SRPSA for the other party’s uncured material breach of any representation, warranty or covenant of the SRPSA or bankruptcy or insolvency. In addition, either party may terminate the SRPSA if the other party loses its good standing with HUD, Fannie Mae, Freddie Mac, or Ginnie Mae. Following the termination of the SRPSA, we are no longer required to purchase the MSRs and no further flow offerings or quarterly bulk offerings shall take place.

Equity Access and Omega Loan Subservicing Agreement

We are party to an Equity Access and Omega Loan Subservicing Agreement, dated as of June 6, 2002, with Merrill Lynch, as amended (the “EA Agreement”). Merrill Lynch services certain revolving line of credit loans secured by marketable securities, as well as certain securitized and non-securitized residential first and second lien equity line of credit loans pursuant to applicable pooling and servicing agreements and private investor agreements. Pursuant to this agreement, we agree to subservice such loans for Merrill Lynch. The EA Agreement expires upon the earlier of June 1, 2009 or the date upon which the OAA is terminated. With respect to services to be provided by us pursuant to the EA Agreement, we agree to indemnify Merrill Lynch for all losses resulting from our failure to comply with the terms of any private investor agreement or pooling and servicing agreement. Merrill Lynch may terminate the EA Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us including failure to make pass-through payments, (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae, or if we cease to be a HUD-approved mortgagee or (iv) if we fail to perform in accordance with the applicable service standards and do not cure the failure within 90 days.

Waiver and Amendment Agreement

On March 14, 2007, PHH Mortgage and Merrill Lynch entered into a Waiver and Amendment Agreement (the “Waiver”), which provides for the following: (i) the waiver of Merrill Lynch’s rights in connection with a change in control of us and PHH Mortgage under the SRPSA, the Portfolio Servicing Agreement, the OAA, the Loan Purchase and Sale Agreement and the EA Agreement (collectively, the “Merrill Lynch Agreements”) as a result of the Merger and the related transactions contemplated thereby; (ii) an amendment to the OAA, which will be effective as of the closing of the sale of our mortgage operations to Blackstone and (iii) undertakings as to certain other actions, including further negotiation of certain amendments to the Merrill Lynch Agreements and other agreements with respect to the foregoing amendments. The provisions of the Waiver will terminate and be void in the event that the Merger Agreement is terminated. See “Item 1A. Risk Factors—Risks Related to the Proposed Merger—Failure to complete the proposed merger could negatively affect us.” for more information about risks related to the proposed Merger.

Item 1A.	Risk Factors

Risks Related to the Proposed Merger

Failure to complete the proposed merger could negatively affect us.

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. In conjunction with the Merger, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell our mortgage operations (the “Mortgage Sale”) to Blackstone. The Merger is subject to approval by our stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. There is no assurance when or if the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance when or whether the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we may be impacted by the following risks:

▪	the current market price of our Common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our Common stock;

▪	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

▪	the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors and others relating to the Merger including any settlement of such legal proceedings that may be subject to court approval;

▪	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the consummation of the Merger;

▪	the failure of the Merger to close for any other reason;

▪	the failure to obtain the necessary financing arrangements set forth in commitment letters received by Blackstone in connection with the Mortgage Sale;

▪	our remedies against GE and its affiliates with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

▪	the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Merger;

▪	the effect of the announcement of the Merger and the Mortgage Sale on our business relationships, operating results and business generally and

▪	the costs, fees, expenses and charges we have and may incur related to the Merger and the Mortgage Sale.

Pending litigation relating to the Merger and the Merger Agreement and our potential indemnification obligations and limitations of our directors and officers liability insurance in connection with such litigation could have a material adverse effect on our business, financial position, results of operations or cash flow.

We, our Directors, and certain other parties are defendants in two purported class actions pursuant to which the plaintiffs allege a breach of fiduciary duties by our Board of Directors in approving the Merger and the Merger Agreement. See “Item 3. Legal Proceedings,” for a more detailed description of these proceedings. We intend to respond appropriately in defending against the alleged claims in each of these matters. These actions, however, remain in preliminary stages, and it is not yet possible to determine their ultimate outcome at this time. We, therefore, cannot provide assurance that the legal and other costs associated with the defense of these actions, the time required to be spent by management and the Board of Directors on these matters and the ultimate resolution of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we have an obligation to indemnify and pay expenses in advance for our Directors and officers to the fullest extent permitted by Maryland law in relation to these matters under Maryland law, our charter and our by-

laws. Such indemnification may have a material adverse effect on our business, financial position, results of operations or cash flows to the extent insurance does not cover our costs. The insurance carriers that provide our directors and officers liability policies may seek to rescind or deny coverage with respect to these matters or we may not have sufficient coverage under such policies. If the insurance carriers are successful in rescinding or denying coverage to us and/or some of our Directors or officers, or if we do not have sufficient coverage under our policies, our business, financial position, results of operations or cash flows may be adversely affected.

Risks Related to our Internal Control Deficiencies, the Restatement of our Financial Statements and the Delay in Filing our Periodic Reports

We have identified material weaknesses in our internal control over financial reporting.

During the preparation of our financial statements for the year ended December 31, 2006, we identified a number of control deficiencies in our internal control over financial reporting. A number of these control deficiencies were classified as material weaknesses or significant deficiencies that in the aggregate constituted material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. The material weaknesses identified for the year ended December 31, 2006 have not been fully remediated as of the filing of this Form 10-K. In addition, management determined that certain material weaknesses identified for the year ended December 31, 2005 had not been fully remediated as of December 31, 2006. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. In addition, management does not expect that our internal control over financial reporting will be effective for our quarterly and annual reporting periods in 2007. See “Item 9A. Controls and Procedures” for additional information.

As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, as well as our inability to file this Form 10-K within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of December 31, 2006, and management further expects that our disclosure controls and procedures will not be effective for our quarterly and annual reporting periods in 2007. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements.

We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements.

During 2006, we devoted substantial internal and external resources to the completion of our Annual Report on Form 10-K for the year ended December 31, 2005 (our “2005 Form 10-K”) and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, in 2007, we expect them to remain significantly higher than historical fees and expenses. These expenses, as well as the substantial time devoted by our management towards addressing the material weaknesses identified, could have a material and adverse effect on our financial position, results of operations and cash flows.

We have delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. As a result, we do not have current financial information available and are not able to register our securities for offer and sale until we are deemed a current filer with the SEC.

We have delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Investors must evaluate whether to purchase or sell our securities in light of the lack of current financial information concerning us. Accordingly, any investment in our securities involves a high degree of risk. In addition, until current periodic reports and financial statements are available for us, we will be precluded from registering our securities with the SEC for offer and sale. This precludes us from raising debt or equity financing in the public markets and restrains our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees. Finally, Blackstone may be unable to raise the financing needed to complete the Mortgage Sale (which is a condition to closing the Merger) until our current financial information is available.

As a result of the delays in filing our periodic reports, we have obtained certain waivers regarding the delivery of financial statements under our financing agreements and certain other contractual and regulatory requirements. We may require additional waivers in the future, particularly if we are unable to meet the deadlines for the delivery of our 2007 quarterly financial statements. Failure to deliver these financial statements within the deadlines or to obtain additional waivers could be material and adverse to our business, liquidity and financial condition.

We have previously obtained certain waivers and may need to seek additional waivers extending the deadlines for the delivery of our financial statements, the financial statements of our subsidiaries and related documents to certain lenders, trustees and other third parties in connection with certain of our financing, servicing, hedging and related agreements and instruments (collectively, our “Financing Agreements”). We obtained waivers under certain of our Financing Agreements which waive certain potential breaches of covenants under those instruments and establish the extended deadlines for the delivery of our financial statements and related documents to the various lenders under those instruments. Due to the delays in completing our financial statements for 2005 and 2006, we have not yet filed our financial statements for the quarter ended March 31, 2007. We obtained waivers for certain of our Financing Agreements extending the deadline for the delivery of our financial statements for the quarter ended March 31, 2007 until June 29, 2007. We intend to deliver our financial statements for the quarter ended March 31, 2007 on or before June 29, 2007. We may require additional waivers in the future if we are unable to meet this deadline for the delivery of our financial statements.

Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given with respect to the delivery of our financial statements, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the quarter ended March 31, 2007 to the MTN Indenture Trustee, which are required to be delivered no later than May 25, 2007 under the MTN Indenture. As a result of our failure to deliver these financial statements, the MTN Indenture Trustee could provide us with a notice of default. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture.

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

There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will be obtained on reasonable terms or will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material and adverse effect on our business, liquidity and financial condition.

The delays in filing our periodic reports with the SEC could cause the NYSE to commence suspension or delisting procedures with respect to our Common stock.

As a result of the delay in filing our periodic reports with the SEC, we are in breach of the continued listing requirements of the NYSE. Further delays in the filing of our periodic reports could cause the NYSE to commence suspension or delisting procedures in respect of our Common stock. The commencement of any suspension or delisting procedures by the NYSE remains, at all times, at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our Common stock from the NYSE prior to the Merger may have a material adverse effect on us by, among other things, limiting:

▪	the liquidity of our Common stock;

▪	the market price of our Common stock;

▪	the number of institutional and other investors that will consider investing in our Common stock;

▪	the availability of information concerning the trading prices and volume of our Common stock;

▪	the number of broker-dealers willing to execute trades in shares of our Common stock and

▪	our ability to obtain equity financing for the continuation of our operations.

Pending securities litigation and potential indemnification obligations and limitations of our directors and officers liability insurance in connection with such securities litigation could have a material adverse effect on our business, financial position, results of operations or cash flows.

We, our Directors, Chief Executive Officer and former Chief Financial Officer are defendants in several securities lawsuits. See “Item 3. Legal Proceedings,” for a more detailed description of these proceedings. We intend to respond appropriately in defending against the alleged claims in each of these matters. These actions, however, remain in preliminary stages, and it is not yet possible to determine their ultimate outcome at this time. We, therefore, cannot provide assurance that the legal and other costs associated with the defense of these actions, the time required to be spent by management and the Board of Directors on these matters and the ultimate resolution of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we have an obligation to indemnify and pay expenses in advance for our Directors and officers to the fullest extent permitted by Maryland law in relation to these matters under Maryland law, our charter and our by-laws. Such indemnification may have a material adverse effect on our business, financial position, results of operations or cash flows to the extent insurance does not cover our costs. The insurance carriers that provide our directors and officers liability policies may seek to rescind or deny coverage with respect to these matters or we may not have sufficient coverage under such policies. If the insurance carriers are successful in rescinding or denying coverage to us and/or some of our Directors or officers, or if we do not have sufficient coverage under our policies, our business, financial position, results of operations or cash flows may be adversely affected.

Continuing negative publicity may adversely affect our business, financial position, results of operations or cash flows.

As a result of the delay in the filing of our financial statements, our internal control deficiencies and the restatement of our financial statements for the years ended December 31, 2004 and 2003 in the 2005 Form 10-K, we have been the subject of continuing negative publicity. This negative publicity may inhibit our ability to attract new clients and business partners and have an effect on the terms under which some clients are willing to continue to do business with us. Continuing negative publicity could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Under the terms of the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, certain customers of Realogy and all U.S.-based employees of Cendant. The Marketing Agreement similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH,” “—Strategic Relationship Agreement” and “—Marketing Agreements” in this Form 10-K for more information. For the year ended December 31, 2006, approximately 50% of loans originated by our Mortgage Production segment were derived from NRT and Cartus. We anticipate that a similar portion of mortgage loan originations from our Mortgage Production segment during 2007 will be comprised of business arising out of our arrangements with Realogy. In 2006, Cendant spun-off its real estate services division, Realogy, into an independent, publicly traded company. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. As a result of the Realogy Spin-Off and the proposed Merger, on March 14, 2007, we, along with certain of our affiliates entered into the Consent which, among other things, provided for Realogy’s consent under the Realogy Agreements to the Merger, the Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. Pursuant to the Consent, we obtained certain corrective amendments to certain provisions of the Realogy Agreements, but these amendments will not be effective unless and until the Mortgage Sale is completed immediately following the Merger. The provisions of the Consent will terminate and be void in the event that either the Merger Agreement or the Mortgage Sale Agreement is terminated. There can be no assurances that we will be able to obtain any additional required amendments we believe may be necessary or appropriate or that if obtained, that these amendments will be on terms favorable to us.

Pursuant to the terms of the Mortgage Venture Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in the Mortgage Venture. A termination of the Mortgage Venture could have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, the Strategic Relationship Agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, certain customers of Realogy, and all U.S.-based employees of Cendant, following notice and a cure period, if:

▪	we materially breach any representation, warranty, covenant or other agreement contained in the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements or certain other related agreements;

▪	we or the Mortgage Venture become subject to any regulatory order or governmental proceeding and such order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time (which order or proceeding is not generally applicable to companies in the mortgage lending business) in a manner that adversely affects the value of one or more of the quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement;

▪	the Mortgage Venture otherwise is not permitted by law, regulation, rule, order or other legal restriction to perform its origination function in any jurisdiction, but in such case exclusivity may be terminated only with respect to such jurisdiction or

▪	the Mortgage Venture does not comply with its obligations to complete an acquisition of a mortgage loan origination company under the terms of the Strategic Relationship Agreement.

If Realogy were to terminate its exclusivity obligations with respect to the Mortgage Venture, it would adversely affect our business, financial position, results of operations and cash flows.

Adverse developments in general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the U.S. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans, and the general condition of the U.S. economy and housing market, both nationally and in the regions in which we conduct our businesses. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, New Jersey, Florida, New York and Texas.

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

Our business is significantly affected by monetary and related policies of the federal government, its agencies and government-sponsored entities. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the size of the mortgage origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Recent developments in the subprime mortgage market may negatively affect the mortgage loan origination volumes and profitability of mortgage loan products that we offer in our Mortgage Production segment.

Rising default rates by subprime borrowers have caused investors in subprime mortgage loans in the secondary market to demand better terms. A number of mortgage loan originators have consequently revised their underwriting guidelines for subprime mortgage loans, which have made subprime mortgage loans either more costly for potential subprime borrowers to obtain or resulted in certain potential subprime borrowers no longer qualifying for mortgage loans at all. As a result of these changes in the subprime secondary mortgage market, mortgage loan originators, including clients in our financial institutions channel, could revise their underwriting guidelines for mortgage loan products that we offer, in anticipation of or in response to further demands for improved mortgage loan terms by investors in the secondary mortgage market. As a result, the cost of mortgage loans for potential borrowers may increase significantly, certain mortgage loan products may no longer be available or certain potential borrowers may no longer qualify for mortgage loans at all. Although subprime products are a de minimis component of our business, such changes in the mortgage loan market could cause our origination volumes for mortgage loan products to decline materially, which could also cause our profit margins to decline due to increased competition among mortgage loan originators and higher unit costs, thus reducing revenues from our Mortgage Production segment.

Downward trends in the real estate market could adversely impact our business, profitability or results of operations.

A decline in the real estate market, which may be accompanied by relatively higher interest rates, would mean less opportunity for purchase mortgage loan originations. As a result of these downward trends, revenues in our Mortgage Production segment could materially decline. Moreover, these trends could cause our origination volumes for mortgage loan products to decline materially, which could also cause our profit margins to decline due to increased competition among mortgage loan originators and higher unit costs, thus reducing revenues in our Mortgage Production segment. These conditions also increase the risk that borrowers, particularly borrowers who have adjustable-rate mortgage loans, will not be able to repay those loans and increase the risk that the value of the properties securing those mortgage loans will be insufficient to satisfy the amounts owed to us or our clients in the event a borrower defaults on a mortgage loan. These downward trends in the real estate market could impact demand for mortgage loans by investors in the secondary mortgage market, increase the demand for or cost of credit enhancements that we might be required to give such investors in connection with sales of mortgage loans or alter the risks associated with some or all of the mortgage loans that we sell into the secondary mortgage market. As a result, our access to the secondary mortgage market may be reduced, restricted or less profitable in the current industry environment.

Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.

Our principal market exposure is to interest rate risk, specifically long-term U.S. Treasury (“Treasury”) and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate-sensitive liabilities and net investment in variable-rate lease assets. The level and volatility of interest rates significantly affect the mortgage lending industry. A decline in mortgage interest rates generally increases the demand for home loans as more potential homeowners seek mortgage loans and more borrowers seek to refinance existing loans, but also generally leads to accelerated payoffs in our mortgage servicing portfolio, which negatively impacts the value of our MSRs. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our mortgage production revenues. Conversely, in a rising interest rate environment, mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. We attempt to manage our interest rate risk, in part, through the use of derivatives, including swap contracts, forward delivery commitments, futures and options contracts to manage and reduce this risk. Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over time. Our interest rate risk management strategies may result in significant earnings volatility in the short term. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments, which is inherently uncertain. Significant changes in current market conditions and/or the assumptions used (including the relationship of the change in the value of the MSRs to the change in the value of derivatives) in developing our estimates of borrower behavior and future interest rates could result in a material adverse effect on our business, financial position, results of operations or cash flows.

Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.

We employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale (“MLHS”), interest rate lock commitments (“IRLCs”) and our MSRs. We use various derivative and other financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of MSRs and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates.

Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. As stated earlier, the success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our business, financial position, results of operations or cash flows.

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

The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Competition for mortgage loans comes primarily from large commercial banks and savings institutions, which typically have lower funding costs and are less reliant than we are on the sale of mortgages into the secondary markets to maintain their liquidity. In addition, technological advances and heightened e-commerce activity have generally increased consumers’ access to products and services. This has intensified competition among banking, as well as non-banking companies, in offering financial products and services, with or without the need for a physical presence. If competition in the mortgage services industry continues to increase, it could have a material adverse effect on our business, financial position, results of operations or cash flows. We expect that the mortgage industry will become increasingly competitive in 2007 as lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of the delays in the availability of our financial statements, uncertainties regarding the proposed Merger or otherwise.

The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the prices that we can charge.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets for mortgage loans could adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our business, financial position, results of operations or cash flows. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could adversely affect our business, financial position, results of operations or cash flows.

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.

We are subject to numerous federal, state and local laws, rules and regulations that affect our business, including mortgage- and real estate-related regulations such as RESPA, which restricts the payment of fees or other consideration for the referral of real estate settlement services, including mortgage loans, as well as rules and regulations related to taxation, vicarious liability, insurance and accounting. Our Mortgage Production and Mortgage Servicing segments, in general, are heavily regulated by mortgage lending laws at the federal, state and local levels, and proposals for further regulation of the financial services industry, including recently proposed and enacted regulations addressing borrowers with blemished credit and non-traditional mortgage products, are continually being introduced. The establishment of the Mortgage Venture and the continuing relationships between and among the Mortgage Venture, Realogy and us are subject to the anti-kickback requirements of RESPA.

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

With respect to our Fleet Management Services segment, we could be subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and are subject to limited liability in the Province of Ontario and as many as fifteen jurisdictions in the U.S. under the legal theory of vicarious liability.

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

Contracts with federal, state and local government agencies may be subject to audits, which could result in the disallowance of certain fees and costs. These audits may be conducted by government agencies and can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business.

If certain change in control transactions occur, some of our mortgage loan origination arrangements with financial institutions could be subject to termination at the election of such institutions.

For the year ended December 31, 2006, approximately 49% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch, TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Although in some cases these contracts would require the payment of liquidated damages in such an event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. Accordingly, if we are unable to obtain consents to or waivers of certain rights of certain of our clients in connection with the Merger and the transactions contemplated thereby, it could have a material adverse effect on our business, financial position, results of operations or cash flows. We have entered into the Waiver with Merrill Lynch which provides for a waiver of its rights in connection with a change in control from the Merger, Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. There can be no assurance that we will be able to obtain similar waivers and amendments from our other financial institution clients.

Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in the Province of Ontario and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of this federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. The ultimate disposition of this New York case and its impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. The scope, application and enforceability of this provincial law also have not been fully tested.

A failure to maintain our investment grade ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure and leverage appropriate for companies in our industry.

On January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB−. As a result, the fees and interest rates on borrowings under our Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility (as defined in “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Indebtedness—Unsecured Debt—Credit Facilities”) increased pursuant to the terms of each agreement. As of May 22, 2007, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Baa3, BBB− and BBB+, respectively, and our short-term debt credit ratings were P-3, A-3 and F-2, respectively.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they may require management to make assumptions and estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to the related amounts recorded in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for more information on our critical accounting policies.

Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies may adversely affect our reported revenues, profitability or financial position.

Our financial statements are subject to the application of accounting principles generally accepted in the U.S. (“GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time-to-time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position. In addition, new or revised accounting standards may impact certain of our leasing or lending products, which could adversely affect our profitability.

We depend on the accuracy and completeness of information provided by or on behalf of our customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial position and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or may otherwise have an adverse effect on our reputation, revenues, profitability and business prospects.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing in our Mortgage Production and Mortgage Servicing segments, as well as business interruptions in our Fleet Management Services segment. We are required to comply with significant federal, state and foreign laws and regulations in various jurisdictions in which we operate, with respect to the handling of consumer information, and a breach in the security of our information systems could result in regulatory actions and litigation against us. If a failure, interruption or breach occurs, it may not be adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could have an adverse effect on our reputation, revenues, profitability and business prospects.

The success and growth of our business may be adversely affected if we do not adapt to and implement technological changes.

Our business is dependent upon technological advancement, such as the ability to process loan applications over the internet, accept electronic payments and provide immediate status updates to our clients and customers. To the extent that we become reliant on any particular technology or technological solution, we may be harmed if the technology or technological solution:

▪	becomes non-compliant with existing industry standards or is no longer supported by vendors;

▪	fails to meet or exceed the capabilities of our competitors’ corresponding technologies or technological solutions;

▪	becomes increasingly expensive to service, retain and update; or

▪	becomes subject to third-party claims of copyright or patent infringement.

Our failure to acquire necessary technologies or technological solutions could limit our ability to remain competitive and could also limit our ability to increase our cost efficiencies, which could have an adverse effect on our business, financial position, results of operations or cash flows.

Risks Related to the Spin-Off

Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

The agreements related to our separation from Cendant and the continuation of certain business arrangements with Cendant and Realogy, including the Separation Agreement, the Transition Services Agreement, the Strategic Relationship Agreement, the Marketing Agreement and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. This could include, among other things, the allocation of assets, liabilities, rights, indemnities and other obligations between Cendant, Realogy and us. See “Item 1. Business—Arrangements with Cendant” and “—Arrangements with Realogy” for more information.

We may be required to satisfy certain indemnification obligations to Cendant or Realogy, or we may not be able to collect on indemnification rights from Cendant or Realogy.

In connection with the Spin-Off, we and Cendant and our respective affiliates have agreed to indemnify each other for certain liabilities and obligations. Our indemnification obligations could be significant. We are required to indemnify Cendant for any taxes incurred by it and its affiliates as a result of any action, misrepresentation or omission by us or one of our subsidiaries that causes the distribution of our Common stock by Cendant or transactions relating to the internal reorganization to fail to qualify as tax-free. We are also responsible for 13.7% of any taxes resulting from the failure of the Spin-Off or transactions relating to the internal reorganization to qualify as tax-free, which failure is not due to the actions, misrepresentations or omissions of Cendant or us or our respective subsidiaries. Such percentage was based on the relative pro forma net book values of Cendant and us as of September 30, 2004, without giving effect to any adjustments to the book values of certain long-lived assets that may be required as a result of the Spin-Off and the related transactions. We cannot determine whether we will have to indemnify Cendant or its current or former affiliates for any substantial obligations in the future. There also can be no assurance that if Cendant or Realogy is required to indemnify us for any substantial obligations, they will be able to satisfy those obligations.

Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.

In connection with the Spin-Off, we entered into certain arrangements and agreements with Cendant that could impact our tax and other assets and liabilities in the future. See “Item 1. Business—Arrangements with Cendant” for more information. For example, we are party to the Amended Tax Sharing Agreement with Cendant that contains provisions governing the allocation of liabilities for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending contested tax positions, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. Pursuant to the Amended Tax Sharing Agreement, our tax assets and liabilities may be affected by Cendant’s future tax returns and may also be impacted by the results of audits of Cendant’s prior tax years, including the settlement of any such audits. See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K. Consequently, our financial statements are subject to future adjustments which may not be fully resolved until the audits of Cendant’s prior years’ returns are completed.

Our historical financial information may not be representative of results we would have achieved as an independent company or will achieve in the future.

Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off and we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information for such periods is not indicative of what our results of operations, financial position or cash flows will be in the future. See Note 24, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Risks Related to our Common Stock

There may be a limited public market for our Common stock and our stock price may experience volatility.

Prior to the Spin-Off, there was no public market for our Common stock. In connection with the Spin-Off, our Common stock was listed on the NYSE under the symbol “PHH.” From February 1, 2005 through May 15, 2007, the closing trading price for our Common stock has ranged from $20.34 to $31.10. However, there can be no assurance that an active trading market for our Common stock will be sustained in the future. In addition, the stock market has from time-to-time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our Common stock. Fluctuations or decreases in the trading price of our Common stock may adversely affect the liquidity of the trading market for our Common stock and our ability to raise capital through future equity financing. In addition, on March 15, 2007, we announced the Merger which would entitle stockholders to receive $31.50 per share of our Common stock. There is no assurance that the Merger will be approved by our stockholders, and there is no assurance when or whether the other conditions to the completion of the Merger will be satisfied.

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

In addition, we entered into the Rights Agreement, dated as of January 28, 2005, with The Bank of New York, as rights agent. This agreement entitles our stockholders to acquire shares of our Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding Common stock or commences a tender offer for at least 15% of our Common stock, in each case, in a transaction that our Board of Directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to effect discounted purchases of our Common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our Board of Directors. The existence of the rights agreement could therefore deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

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

Pursuant to the terms of the Mortgage Venture Operating Agreement, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture Operating Agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by

Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

On March 14, 2007, we, along with certain of our affiliates, entered into the Consent which, among other things, provided for Realogy’s consent under the Realogy Agreements to the Merger, the Mortgage Sale and transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for more information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 800,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 235,000 square feet is occupied. In addition, our Mortgage Production segment leases 30 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in the state of New York.

Fleet Management Services Segment

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has five smaller regional locations throughout the U.S.

Item 3.	Legal Proceedings

We are party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) who purchased our Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

Following the announcement of the Merger in March 2007, two purported class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On April 5, 2007, the defendants moved to dismiss the plaintiffs’ claims.

Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, we cannot accurately predict the ultimate outcome of these matters at this time. We intend to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH” and began trading on that exchange immediately after the Spin-Off from Cendant on February 1, 2005. The following table sets forth the high and low sales prices for our Common stock as reported by the NYSE:

	Stock Price
	High	Low

February 1, 2005 to March 31, 2005	$22.65	$20.04
April 1, 2005 to June 30, 2005	25.96	21.21
July 1, 2005 to September 30, 2005	31.13	25.60
October 1, 2005 to December 31, 2005	30.44	25.45
January 1, 2006 to March 31, 2006	29.29	23.70
April 1, 2006 to June 30, 2006	27.99	25.03
July 1, 2006 to September 30, 2006	27.99	23.99
October 1, 2006 to December 31, 2006	29.35	26.67

As of April 30, 2007, there were approximately 7,400 holders of record of our Common stock. As of that date, there were approximately 67,000 total holders of our Common stock including beneficial holders whose securities are held in the name of a registered clearing agency or its nominee.

Dividend Policy

No dividends were declared during the years ended December 31, 2006 or 2005.

The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2006. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Unsecured Debt—Term Notes”), we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility (each as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Unsecured Debt—Credit Facilities”) each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2006, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.

In addition, the Merger Agreement contains certain restrictions on our ability to pay dividends on our Common stock as well as on the payment of intercompany dividends by certain of our subsidiaries without the prior written consent of GE.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended December 31, 2006.

Item 6.	Selected Financial Data

As discussed under “Item 1. Business,” on February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off from Cendant. During 2005, prior to the Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. STARS was previously our wholly owned subsidiary until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within our ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of our ownership from December 31, 2002 until it contributed STARS to us as part of the internal reorganization discussed above.

Pursuant to SFAS No. 141, Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).

In connection with and in order to consummate the Spin-Off, on January 27, 2005, our Board of Directors authorized and approved a 52,684-for-one Common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The cash dividends declared per share and earnings per share amounts presented below reflect this stock split.

The selected consolidated financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated. Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information for such periods is not indicative of what our results of operations, financial position or cash flows will be in the future.

	Year Ended and As of December 31,
	2006	2005(1)	2004(2)	2003(3)	2002(4)
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$2,288	$2,471	$2,397	$2,636	$1,985

(Loss) income from continuing operations	$(16)	$73	$94	$157	$(55)
(Loss) income from discontinued operations, net of income taxes(5)	—	(1)	118	98	88
Cumulative effect of accounting change, net of income taxes	—	—	—	(35)	—

Net (loss) income	$(16)	$72	$212	$220	$33

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.29)	$1.38	$1.79	$2.97	$(1.06)
(Loss) income from discontinued operations	—	(0.02)	2.24	1.87	1.68
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.67)	—

Net (loss) income	$(0.29)	$1.36	$4.03	$4.17	$0.62

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.29)	$1.36	$1.77	$2.95	$(1.06)
(Loss) income from discontinued operations	—	(0.02)	2.22	1.85	1.68
Cumulative effect of accounting change, net of income taxes	—	—	—	(0.67)	—

Net (loss) income	$(0.29)	$1.34	$3.99	$4.13	$0.62

Cash dividends declared per share(6)	$—	$—	$2.66	$2.66	$—
Consolidated Balance Sheets Data:
Total assets	$10,760	$9,965	$11,399	$11,641	$10,242
Debt	7,647	6,744	6,504	6,829	6,237
Stockholders’ equity	1,515	1,521	1,921	1,855	1,769

(1)	Income from continuing operations and Net income for the year ended December 31, 2005 included pre-tax Spin-Off related expenses of $41 million. See Note 2, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(2)	During 2004, we acquired First Fleet, a national provider of fleet management services to companies that maintain private truck fleets. See Note 3, “Acquisitions” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Income from continuing operations and Net income for the year ended December 31, 2003 included a pre-tax goodwill impairment charge of $102 million ($96 million net of income taxes). Also during 2003, we consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and recognized the related cumulative effect of accounting change.

(4)	Loss from continuing operations and Net income for the year ended December 31, 2002 included a goodwill impairment charge of $100 million.

(5)	(Loss) income from discontinued operations, net of income taxes includes the after-tax results of discontinued operations.

(6)	Dividends declared during the years ended December 31, 2004 and 2003 were paid to our former parent, Cendant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Item 1A. Risk Factors” set forth above. Our review and evaluation of our internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006. For additional information regarding material weaknesses, see “Item 9A. Controls and Procedures.”

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage which includes PHH Home Loans. PHH Home Loans is a mortgage venture that we maintain with Realogy that began operations in October 2005. Our Mortgage Production segment generated 14%, 21% and 29% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 6%, 10% and 5% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through PHH Arval. Our Fleet Management Services segment generated 80%, 69%, and 66% of our Net revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

For all periods presented in this Form 10-K prior to February 1, 2005, we were a wholly owned subsidiary of Cendant that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant changed its name to Avis Budget Group, Inc.; however, within this Form 10-K, our former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off from Cendant. See “Item 1. Business” for a discussion of the Spin-Off.

During 2005, prior to the Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, STARS, to us. STARS was previously our wholly owned subsidiary until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within our ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of our ownership structure from December 31, 2002 until it contributed STARS to us as part of the internal reorganization discussed above.

Pursuant to SFAS No. 141, Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).

In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant and its real estate services division, Realogy, that we expect to continue to be material to our business going forward. Cendant completed the Realogy Spin-Off effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. For a discussion of these agreements and arrangements, see “Item 1. Business—Arrangements with Cendant” and “—Arrangements with Realogy.”

We, through our subsidiary, PHH Broker Partner, and Realogy, through its subsidiary, Realogy Venture Partner, formed the Mortgage Venture. We own 50.1% of the Mortgage Venture through PHH Broker Partner and Realogy owns the remaining 49.9% through Realogy Venture Partner. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT and its owned relocation business, Cartus. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates.

The Mortgage Venture commenced operations, and we contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. The Mortgage Venture is principally governed by the terms of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination, under certain circumstances, including after the twelfth year, following a two-year notice, or non-renewal by us after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that we do not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term. The provisions of the Strategic Relationship Agreement govern the manner in which the Mortgage Venture is recommended by NRT, Cartus and TRG as the exclusive recommended provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy Franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “—Strategic Relationship Agreement” for a description of the terms of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement.

The Mortgage Venture is consolidated within our financial statements, and Realogy’s ownership interest is presented in our financial statements as a minority interest. (See Note 1, “Summary of Significant Accounting Policies—Basis of Presentation” and Note 2, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.) Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.

Prior to the Spin-Off and in the ordinary course of business, we were allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility-related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $32 million during the years ended December 31, 2005 and 2004, respectively.

Although we had the ability to access the public debt market or available credit facilities for required funding, prior to the Spin-Off, Cendant provided intercompany funding to us in order to lower the total cost of funding for the consolidated entity through the use of its available cash. During the years ended December 31, 2005 and 2004, interest expense related to such intercompany funding was not significant. These intercompany funding arrangements with Cendant terminated at the time of the Spin-Off.

In addition, during 2005, prior to and as part of the Spin-Off, Cendant made a cash contribution to us of $100 million and we distributed assets net of liabilities of $593 million to Cendant. Such amount included the historical cost of the net assets of our former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between us, our former relocation and fuel card businesses and Cendant.

During the year ended December 31, 2004, we paid Cendant $140 million (or $2.66 per share after giving effect to the 52,684-for-one stock split effective January 28, 2005) of cash dividends. We did not pay cash dividends to Cendant during the year ended December 31, 2005.

Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company during all of the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information for such periods is not indicative of what our results of operations, financial position or cash flows will be in the future.

During 2006, we devoted substantial internal and external resources to the completion of our 2005 Form 10-K and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. Of this $44 million, we recorded $32 million and $12 million in Other operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively. While we do not expect fees and expenses relating to the preparation of our financial results for future periods to remain at this level, in 2007, we expect them to remain significantly higher than historical fees and expenses.

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (as previously defined, the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell our mortgage operations to Blackstone. The Merger is subject to approval by our stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, our stockholders will receive $31.50 per share in cash and shares of our Common stock will no longer be listed on the NYSE.

Mortgage Production and Mortgage Servicing Segments

Mortgage Production Segment

Our Mortgage Production segment principally provides fee-based mortgage loan origination services for others (including brokered mortgage loans) and sells originated mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and independent brokers) and relocation (mortgage services for clients of Cartus). We also purchase mortgage loans originated by third parties. Fee income consists primarily of fees collected on loans originated for others (including brokered loans) and is recorded as revenue when we have completed our obligations related to the underlying loan transaction. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. MLHS are recorded on our balance sheet at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. Sales of mortgage loans are recorded on the date that ownership is transferred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

Upon the closing of a residential mortgage loan originated or purchased by us, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. MLHS represent mortgage loans originated or purchased by us and held until sold to investors. We principally sell our mortgage loans directly to government-sponsored entities, such as Fannie Mae, Freddie Mac or Ginnie Mae. Upon the sale, we generally retain the MSRs and servicing obligations of the underlying mortgage loans.

Our Mortgage Production segment also includes STARS, our appraisal services business. The appraisal services business is closely linked to the processes by which our Mortgage Production segment originates mortgage loans. STARS derives substantially all of its business from our three principal business channels described above.

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

The capitalization of MSRs occurs upon the sale of the underlying mortgage loans into the secondary market. We adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) on January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. Prior to the adoption of SFAS No. 156, servicing rights were amortized in proportion to estimated net servicing income and such amortization is recorded in Amortization and recovery of (provision for) impairment of mortgage servicing rights in our Consolidated Statements of Operations for the years ended December 31, 2005 and 2004. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in our Consolidated Statement of Operations for the year ended December 31, 2006. Loan servicing income is comprised of several components, including recurring servicing and other ancillary fees and net reinsurance income from our wholly owned reinsurance company, Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of agency guaranty fees. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

The fair value of the MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The model to forecast prepayment rates used in the development of expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. Prior to January 1, 2006, MSRs were routinely evaluated for impairment, at least on a quarterly basis. Fair value was estimated using the method described above. In addition, the loans underlying the MSRs were stratified into note rate pools based on certain risk characteristics including product type and rate. We measured impairment for each stratum by comparing its estimated fair value to the carrying amount. Temporary impairment was recorded through a valuation allowance in the period of occurrence. We periodically evaluated our MSRs to determine if the carrying value before the application of the valuation allowance was recoverable. When we determined that a portion of the asset was not recoverable, the asset and the previously designated valuation were reduced to reflect the write-down.

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

Arrangements with Cendant and Realogy

Prior to the Spin-Off, we entered into various agreements with Cendant in connection with the Spin-Off to provide for our separation from Cendant and the transition of our business as an independent company, including: (i) the Separation Agreement, (ii) the Amended Tax Sharing Agreement and (iii) the Transition Services Agreement. (See “Item 1. Business—Arrangements with Cendant” for more information about these agreements and “Item 1A. Risk Factors—Risks Related to the Spin-Off—Certain arrangements and agreements that we have entered into with Cendant in connection with the Spin-Off could impact our tax and other assets and liabilities in the future, and our financial statements are subject to future adjustments as a result of our obligations under those arrangements and agreements.” for a discussion of some of the risks associated with these agreements.)

The Amended Tax Sharing Agreement contains provisions governing the allocation of liabilities for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. Our tax basis in certain assets may be adjusted in the future, and we may be required to remit tax benefits ultimately realized by us to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years we were included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.

We also entered into several agreements with Cendant’s real estate services division prior to the Spin-Off to provide for the continuation of certain business arrangements, including (i) the Mortgage Venture Operating Agreement, (ii) the Strategic Relationship Agreement, (iii) the Marketing Agreement and (iv) the Trademark License Agreements. (See “Item 1. Business—Arrangements with Realogy” for a description of these agreements.) In connection with the Spin-Off, we, through PHH Broker Partner, and Cendant’s real estate services division, through Realogy Venture Partner, formed the Mortgage Venture. (See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for a discussion of the Mortgage Venture.) The termination of our rights under our agreements with Realogy, including the termination of the Mortgage Venture or of our exclusivity rights under the Strategic Relationship Agreement or the Marketing Agreement, could have a material adverse effect on our business, financial position, results of operations and cash flows. See “Item 1. Business—Arrangements with Realogy” and “Item 1A. Risk Factors.”

Regulatory Trends

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out and the profitability of those activities. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.”) Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations, including those relating to real estate settlement procedures, fair lending, fair credit reporting, truth in lending, federal and state disclosure and licensing. Changes to laws, regulations or regulatory policies can affect our operations. As discussed in “Item 1. Business—Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Regulation,” RESPA and state real estate brokerage laws restrict the payment of fees or other consideration for the referral of real estate settlement services. The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices. The establishment of the Mortgage Venture and the continuing relationships between and among the Mortgage Venture, Realogy and us are subject to the anti-kickback requirements of RESPA. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will be applied in a manner that may adversely impact our business or make regulatory compliance more difficult or expensive.

Atrium, our wholly owned insurance subsidiary, is subject to insurance regulations in the State of New York relating to, among other things: standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other obligations; deposits of securities for the benefit of policyholders; approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. The New York State Insurance Department also conducts periodic examinations and requires the filing of annual and other reports relating to the financial condition of companies and other matters.

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

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. Fannie Mae’s Economic and Mortgage Market Developments estimates that industry originations during 2006 were $2.5 trillion, a 16% decline from 2005. Lower origination volume, ongoing pricing pressures and a flat yield curve have negatively impacted the results of operations of our Mortgage Production and Mortgage Servicing segments for 2006. As of January 2007, Economic and Mortgage Market Developments forecasted a decline in industry originations during 2007 of approximately 7% from estimated 2006 levels, due to an 11% expected decline in purchase originations and a 1% expected decline in refinance originations.

Volatility in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Volatility in interest rates may also result in unexpected changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry could result in more restrictive credit standards that may negatively impact the demand for housing and origination volumes for the mortgage industry. As a result of these factors, we expect that the mortgage industry will become increasingly competitive in 2007 as lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of the delays in the availability of our financial statements, uncertainties regarding the proposed Merger or otherwise. During the year ended December 31, 2006, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. We expect that these cost-reduction initiatives will favorably impact 2007 pre-tax results by approximately $40 million. (See “Item 1A. Risk Factors—Risks Related to our Business—Downward trends in the real estate market could adversely impact our business, profitability or results of operations.” for more information.)

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

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our mortgage production revenues. Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “—Market and Credit Risk,” “Item 1A. Risk Factors—Risks Related to our Business—Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. We lease vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provide for a minimum lease term of 12 months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. In limited circumstances, we lease vehicles under closed-end leases where we bear all of the vehicle’s residual value risk. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a variable-rate basis that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

We sell certain of our truck and equipment leases to third-party banks and individual financial institutions. When we sell operating leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer of the title and the assignment of the rights associated with the operating leases, we record the proceeds from the sale as revenue and recognize an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded. Under certain of these sales agreements, we retain some residual risk in connection with the fair value of the asset at lease termination.

Fleet Market Trends

The market size for the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2006, 2005 and 2004 Fact Books. Growth in our Fleet Management Services segment is driven principally by increased fee-based services, increased market share in the Large Fleet Market (greater than 500 units) and increased service provided to the National Fleet Market (75 to 500 units), which growth we anticipate will be negatively impacted during 2007 by the delays in the availability of our financial statements and uncertainties regarding the proposed Merger.

Vicarious Liability

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in two major provinces in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in the Province of Ontario and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of this federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. The ultimate disposition of this New York case and its impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. The scope, application and enforceability of this provincial law also have not been fully tested.

Seasonality

The results of operations of our Fleet Management Services segment are generally not seasonal.

Inflation

Inflation does not have a significant impact on our Fleet Management Services segment.

Market and Credit Risk

We are exposed to market and credit risks. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A. Risk Factors—Risks Related to our Business—Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.” and “—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets may not be successful in mitigating those risks.”

Market Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. We manage and reduce our interest rate risk through various economic hedging strategies and financial instruments, including swap contracts, forward delivery commitments, futures and options contracts.

Credit Risk

While the majority of the mortgage loans serviced by us were sold without recourse, we are exposed to consumer credit risk related to loans sold with recourse. The majority of the loans sold with recourse represent sales under a program where we retain the credit risk for a limited period of time and only for a specific default event. The retained credit risk represents the unpaid principal balance of mortgage loans. For these loans, we record a recourse liability, which is determined based upon our history of actual loss experience under the program. This liability and the related activity are not significant to our results of operations or financial position. We are also exposed to credit risk for our clients under the lease and service agreements for PHH Arval.

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

Results of Operations — 2006 vs. 2005

Consolidated Results

Our consolidated results of continuing operations for 2006 and 2005 were comprised of the following:

	Year Ended
	December 31,
	2006	2005	Change
	(In millions)

Net revenues	$2,288	$2,471	$(183)

Expenses:
Spin-Off related expenses	—	41	(41)
Other expenses	2,292	2,271	21

Total expenses	2,292	2,312	(20)

(Loss) income from continuing operations before income taxes and minority interest	(4)	159	(163)
Provision for income taxes	10	87	(77)

(Loss) income from continuing operations before minority interest	$(14)	$72	$(86)

During 2006, our Net revenues decreased by $183 million (7%) compared to 2005, primarily due to decreases of $195 million and $105 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a $119 million increase in our Fleet Management Services segment. In addition, Net revenues during 2006 included the elimination of $2 million in intersegment revenues recorded by the Mortgage Servicing segment. Our Income from continuing operations before income taxes and minority interest during 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. Our (Loss) income from continuing operations before income taxes and minority interest unfavorably changed by $163 million during 2006 compared to 2005 due to unfavorable changes of $132 million and $96 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by the Spin-Off related expenses recorded in 2005, a favorable change of $22 million in our Fleet Management Services segment, and a $2 million decrease in other expenses not allocated to our reportable segments.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Consolidated Statement of Operations for the year ended December 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the years affected, specifically the years ended December 31, 2006, 2005, 2003 or 2002.

Our effective income tax rates were 249.1% and 54.7% for 2006 and 2005, respectively. The Provision for income taxes decreased $77 million to $10 million in 2006 from $87 million in 2005 primarily due to the following: (i) a decrease of $64 million due to the unfavorable change in (Loss) income from continuing operations before income taxes and minority interest from 2005 to 2006; (ii) a $5 million decrease due to our mix of income and loss from our operations by entity and state income tax jurisdiction in 2006, which created a significant change in the 2006 state income tax effective rate (losses in jurisdictions with higher income tax rates, income in jurisdictions with lower income tax rates and near breakeven pre-tax results on a consolidated basis) in comparison to 2005; (iii) a decrease of $6 million related to net deferred income tax charges representing the change in estimated deferred state income taxes for state apportionment factors in 2006 as compared to 2005 and (iv) a $3 million decrease in income tax contingency reserves expensed in 2006 as compared to 2005.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income (loss) of consolidated entities, net of income taxes. The Mortgage Production segment loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to interim marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These interim marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the Marketing Agreement thereafter govern the manner in which the Mortgage Venture and PHH Mortgage are recommended by Realogy. (See “Item 1. Business—Arrangements with Realogy—Strategic Relationship Agreement” and “—Marketing Agreements” for a discussion of the terms on which the Mortgage Venture and PHH Mortgage are recommended by Realogy.)

Our segment results were as follows:

				Segment (Loss) Profit(1)
	Net Revenues			Year Ended
	Year Ended December 31,			December 31,
	2006	2005	Change	2006	2005	Change
	(In millions)

Mortgage Production segment	$329	$524	$(195)	$(152)	$(17)	$(135)
Mortgage Servicing segment	131	236	(105)	44	140	(96)

Total Mortgage Services	460	760	(300)	(108)	123	(231)
Fleet Management Services segment	1,830	1,711	119	102	80	22

Total reportable segments	2,290	2,471	(181)	(6)	203	(209)
Other(2)	(2)	—	(2)	—	(43)	43

Total Company	$2,288	$2,471	$(183)	$(6)	$160	$(166)

(1)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Year Ended December 31,
	2006	2005
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(4)	$159
Minority interest in income (loss) of consolidated entities, net of income taxes	2	(1)

Segment (loss) profit	$(6)	$160

(2)	Net revenues reported under the heading Other for 2006 represent the elimination of $2 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment loss by the elimination of $2 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for 2005 was primarily $41 million of Spin-Off related expenses.

Mortgage Production Segment

Net revenues decreased by $195 million (37%) in 2006 compared to 2005. As discussed in greater detail below, Net revenues were impacted by decreases of $102 million in Gain on sale of mortgage loans, net, $56 million in Mortgage fees, $36 million in Mortgage net finance income and $1 million in Other income.

Segment loss increased by $135 million (794%) in 2006 compared to 2005 driven by the $195 million decrease in Net revenues and a $3 million unfavorable change in Minority interest in income (loss) of consolidated entities, net of income taxes, which were partially offset by a $63 million (12%) decrease in Total expenses. The $63 million decrease in Total expenses was primarily due to decreases of $56 million and $10 million in Salaries and related expenses and Other operating expenses, respectively, that were partially offset by a $4 million increase in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2006	2005	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$32,390	$36,219	$(3,829)	(11)%
Fee-based closings	8,872	11,966	(3,094)	(26)%

Total closings	$41,262	$48,185	$(6,923)	(14)%

Purchase closings	$28,509	$32,098	$(3,589)	(11)%
Refinance closings	12,753	16,087	(3,334)	(21)%

Total closings	$41,262	$48,185	$(6,923)	(14)%

Fixed rate	$23,336	$22,681	$655	3%
Adjustable rate	17,926	25,504	(7,578)	(30)%

Total closings	$41,262	$48,185	$(6,923)	(14)%

Number of loans closed (units)	206,063	233,810	(27,747)	(12)%

Average loan amount	$200,238	$206,086	$(5,848)	(3)%

Loans sold	$31,598	$35,541	$(3,943)	(11)%

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Mortgage fees	$129	$185	$(56)	(30)%

Gain on sale of mortgage loans, net	198	300	(102)	(34)%

Mortgage interest income	184	182	2	1%
Mortgage interest expense	(184)	(146)	(38)	(26)%

Mortgage net finance income	—	36	(36)	(100)%

Other income	2	3	(1)	(33)%

Net revenues	329	524	(195)	(37)%

Salaries and related expenses	207	263	(56)	(21)%
Occupancy and other office expenses	50	51	(1)	(2)%
Other depreciation and amortization	21	17	4	24%
Other operating expenses	201	211	(10)	(5)%

Total expenses	479	542	(63)	(12)%

Loss before income taxes	(150)	(18)	(132)	(733)%
Minority interest in income (loss) of consolidated entities, net of income taxes	2	(1)	3	300%

Segment loss	$(152)	$(17)	$(135)	(794)%

Mortgage Fees

Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans and appraisal and other income generated by our appraisal services business. Mortgage fees collected on loans originated through our financial institutions channel are recorded in Mortgage fees when the financial institution retains the underlying loan. Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

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

Mortgage fees decreased by $56 million (30%) from 2005 to 2006. This decrease was primarily attributable to the decline in loans closed to be sold of $3.8 billion (11%), coupled with a $3.1 billion (26%) decrease in fee-based closings. The decline in total closings was primarily attributable to the impact of lower industry origination volumes due to the impact of the slowing housing market as well as higher interest rates which caused a decline in refinancing activity. The change in mix between fee-based closings and loans closed to be sold was primarily due to a decrease in fee-based closings from our financial institutions clients during 2006 compared to 2005. The $6.9 billion (14%) decline in total closings from 2005 to 2006 was attributable to a $3.6 billion (11%) decrease in purchase closings and a $3.3 billion (21%) decrease in refinance closings. The decline in purchase closings was due to the decline in overall housing purchases in 2006 compared to 2005. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise.

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

▪	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

▪	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

▪	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Gain on loans sold	$157	$209	$(52)	(25)%
Initial value of capitalized servicing	410	425	(15)	(4)%
Recognition of deferred fees and costs, net	(369)	(334)	(35)	(10)%

Gain on sale of mortgage loans, net	$198	$300	$(102)	(34)%

Gain on sale of mortgage loans, net decreased by $102 million (34%) in 2006 compared to 2005. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $87 million from 2005 to 2006 driven by a $116 million decline due to lower margins on loans sold that was partially offset by a $29 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to

IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $29 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $35 million in 2005 to $6 million in 2006. A $15 million decrease in the initial value of capitalized servicing was caused by a decrease in the volume of loans sold, partially offset by an increase of 10 basis points (“bps”) in the initial capitalized servicing rate in 2006 compared to 2005. The increase in the initial capitalized servicing rate during 2006 is primarily related to the increase in interest rates in 2006 as compared to 2005.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income allocable to the Mortgage Production segment declined by $36 million (100%) in 2006 compared to 2005, due to a $38 million (26%) increase in Mortgage interest expense that was partially offset by a $2 million (1%) increase in Mortgage interest income. The $38 million increase in Mortgage interest expense was attributable to increases of $30 million due to a higher cost of funds from our outstanding borrowings and $8 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. At December 31, 2006 and 2005, one-month LIBOR, which is used as a benchmark for short-term rates, was 5.46% and 4.48%, respectively, an increase of 98 bps. The $2 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale partially offset by lower average loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $56 million (21%) in 2006 compared to 2005 primarily due to a decrease in average staffing levels due to employee attrition and lower origination volumes.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $10 million (5%) during 2006 compared to 2005, primarily attributable to a 14% decrease in total closings during 2006 compared to 2005. This decrease was partially offset by $14 million in allocated costs primarily resulting from incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers, including a $6 million loss on extinguishment of debt, as well as a decrease in deferred expense under SFAS No. 91 primarily associated with a lower volume of loans closed to be sold during 2006 compared to 2005.

Mortgage Servicing Segment

Net revenues decreased by $105 million (44%) in 2006 compared to 2005. As discussed in greater detail below, a $180 million unfavorable change in Amortization and valuation adjustments related to mortgage servicing rights, net was partially offset by increases of $38 million, $36 million and $1 million in Mortgage net finance income, Loan servicing income and Other income, respectively.

Segment profit decreased by $96 million (69%) in 2006 compared to 2005 due to the $105 million decrease in Net revenues that was partially offset by a $9 million (9%) decrease in Total expenses. The $9 million reduction in Total expenses was primarily due to a $7 million decrease in Other depreciation and amortization and a $2 million decrease in Other operating expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Average loan servicing portfolio	$159,269	$147,304	$11,965	8%

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Mortgage interest income	$181	$120	61	51%
Mortgage interest expense	(86)	(63)	(23)	(37)%

Mortgage net finance income	95	57	38	67%

Loan servicing income	515	479	36	8%

Amortization and recovery of impairment of mortgage servicing rights	—	(217)	217	100%
Change in fair value of mortgage servicing rights	(334)	—	(334)	n/m(1)
Net derivative loss related to mortgage servicing rights	(145)	(82)	(63)	(77)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(479)	(299)	(180)	(60)%

Net loan servicing income	36	180	(144)	(80)%

Other income	—	(1)	1	100%

Net revenues	131	236	(105)	(44)%

Salaries and related expenses	32	33	(1)	(3)%
Occupancy and other office expenses	10	9	1	11%
Other depreciation and amortization	2	9	(7)	(78)%
Other operating expenses	43	45	(2)	(4)%

Total expenses	87	96	(9)	(9)%

Segment profit	$44	$140	$(96)	(69)%

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $38 million (67%) in 2006 compared to 2005, primarily due to higher interest income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in 2006 compared to 2005 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Net service fee revenue	$485	$467	$18	4%
Late fees and other ancillary servicing revenue	45	30	15	50%
Curtailment interest paid to investors	(45)	(51)	6	12%
Net reinsurance income	30	33	(3)	(9)%

Loan servicing income	$515	$479	$36	8%

Loan servicing income increased by $36 million (8%) from 2005 to 2006. This increase is primarily related to higher net service fee revenue and late fees and other ancillary servicing revenue associated with the 8% increase in the average loan servicing portfolio. Additionally, a decrease in curtailment interest paid to investors due to a decrease in loan payoffs during 2006 in comparison to 2005 contributed to this increase. These increases were partially offset by a $3 million decrease in net reinsurance income during 2006 compared to 2005.

Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net

Amortization and valuation adjustments related to mortgage servicing rights, net includes Amortization and recovery of impairment of mortgage servicing rights, Change in fair value of mortgage servicing rights and Net derivative loss related to mortgage servicing rights. We adopted the provisions of SFAS No. 156 on January 1, 2006 and elected the fair value measurement method for valuing our MSRs. The unfavorable change of $180 million (60%) from 2005 to 2006 was attributable to a $334 million decrease in the fair value of mortgage servicing rights recorded during 2006 and a $63 million increase in net derivative losses during 2006 in comparison to 2005, that were partially offset by $217 million of Amortization and recovery of impairment of mortgage servicing rights recorded during 2005. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.

Amortization and Recovery of Impairment of Mortgage Servicing Rights:  Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata. During 2005, we recorded $433 million of amortization of MSRs and a $216 million recovery of impairment of MSRs.

Change in Fair Value of Mortgage Servicing Rights:  The fair value of our MSRs is estimated based upon projections of expected future cash flows from our MSRs considering prepayment estimates, our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. Generally, the value of our MSRs is expected to increase when interest rates rise and decrease when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors noted above as well as the overall market demand for MSRs may also affect the MSRs valuation. The MSRs valuation is validated quarterly by comparison to a third-party market valuation of our portfolio.

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The change in value of MSRs due to the realization of expected cash flows is comparable to the amortization expense recorded for periods prior to January 1, 2006. During 2006, the fair value of our MSRs was reduced by $373 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $39 million. This favorable change was primarily due to the increase in mortgage interest rates during 2006 leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates, increased by 32 bps during 2006. During 2005, the 10-year Treasury rate increased by 18 bps.

Net Derivative Loss Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” for more information.)

During 2006, the value of derivatives related to our MSRs decreased by $145 million. During 2005, the value of derivatives related to our MSRs decreased by $82 million. As described below, our net results from MSRs risk management activities were a loss of $106 million and a gain of $40 million during 2006 and 2005, respectively. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at December 31, 2006.

The following table outlines Net (loss) gain on MSRs risk management activities:

	Year Ended December 31,
	2006	2005
	(In millions)

Net derivative loss related to mortgage servicing rights	$(145)	$(82)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	39	—
Recovery of impairment of mortgage servicing rights	—	216
Application of amortization rate to the valuation allowance	—	(94)

Net (loss) gain on MSRs risk management activities	$(106)	$40

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities.

Fleet Management Services Segment

Net revenues increased by $119 million (7%) in 2006 compared to 2005. As discussed in greater detail below, the increase in Net revenues was due to increases of $119 million and $8 million in Fleet lease income and Fleet management fees, respectively, that were partially offset by an $8 million decrease in Other income.

Segment profit increased by $22 million (28%) in 2006 compared to 2005 due to the $119 million increase in Net revenues, partially offset by a $97 million (6%) increase in Total expenses. The $97 million increase in Total expenses was primarily due to increases of $58 million and $48 million in Fleet interest expense and Depreciation on operating leases, respectively, that were partially offset by an $7 million decrease in Other operating expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
	2006	2005	Change	% Change
	(In thousands of units)

Leased vehicles	334	325	9	3%
Maintenance service cards	339	338	1	—
Fuel cards	325	321	4	1%
Accident management vehicles	331	332	(1)	—

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Fleet management fees	$158	$150	$8	5%
Fleet lease income	1,587	1,468	119	8%
Other income	85	93	(8)	(9)%

Net revenues	1,830	1,711	119	7%

Salaries and related expenses	85	86	(1)	(1)%
Occupancy and other office expenses	18	18	—	—
Depreciation on operating leases	1,228	1,180	48	4%
Fleet interest expense	197	139	58	42%
Other depreciation and amortization	13	14	(1)	(7)%
Other operating expenses	187	194	(7)	(4)%

Total expenses	1,728	1,631	97	6%

Segment profit	$102	$80	$22	28%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $8 million (5%) in 2006 compared to 2005, primarily due to increases in revenue from our principal fee-based products, which accounted for approximately $5 million of this increase. Additionally, Fleet management fees were enhanced by incremental revenue of $3 million from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $119 million (8%) during 2006 compared to 2005, primarily due to higher total lease billings resulting from the 3% increase in leased vehicles. Additionally, Fleet lease income increased due to higher interest rates on variable-interest rate leases and new leases.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income decreased by $8 million (9%) during 2006 compared to 2005, primarily due to a 14% decline in new and used vehicle sales at our dealerships.

Salaries and Related Expenses

Salaries and related expenses decreased by $1 million (1%) during 2006 compared to 2005, primarily due to a decrease in variable compensation expense that was partially offset by increases in base compensation and staffing levels.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during 2006 increased by $48 million (4%) compared to 2005, primarily due to the 3% increase in leased units and higher average depreciation expense on replaced vehicles in the existing vehicle portfolio. These increases were partially offset by an increase in motor company monies retained by the business and recognized during 2006, which are accounted for as adjustments to the basis of the leased units.

Fleet Interest Expense

Fleet interest expense increased by $58 million (42%) during 2006 compared to 2005, primarily due to higher short-term interest rates and increased borrowings associated with the 3% increase in leased vehicles.

Other Operating Expenses

Other operating expenses decreased by $7 million (4%) during 2006 compared to 2005, primarily due to a decrease in cost of goods sold associated with the 14% decrease in new and used vehicle sales at our dealerships.

Results of Operations—2005 vs. 2004

Consolidated Results

Our consolidated results of continuing operations for 2005 and 2004 were comprised of the following:

	Year Ended December 31,
	2005	2004	Change
	(In millions)

Net revenues	$2,471	$2,397	$74

Expenses:
Spin-Off related expenses	41	—	41
Other expenses	2,271	2,225	46

Total expenses	2,312	2,225	87

Income from continuing operations before income taxes and minority interest	159	172	(13)
Provision for income taxes	87	78	9

Income from continuing operations before minority interest	$72	$94	$(22)

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

Our effective income tax rates were 54.7% and 45.3% during 2005 and 2004, respectively. The Provision for income taxes increased $9 million to $87 million in 2005 from $78 million in 2004 primarily due to a charge for income tax contingency reserves of $15 million in 2005 and an unfavorable change in deferred income tax charges of $15 million due to changes in estimated deferred state income taxes for state apportionment factors in 2005 as compared to 2004. These increases were partially offset by a decrease of $17 million in charges related to valuation allowances (primarily associated with state net operating loss carryforwards) and a decrease of $1 million due to the income tax impact of unfavorable changes in Income from continuing operations before income taxes and minority interest in 2005 compared to 2004. The increase in weighted-average state income tax apportionment factors was due in part to PHH Mortgage’s change in classification for state income tax purposes to a financial institution in certain states in 2005.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to interim marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These interim marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the Marketing Agreement thereafter govern the manner in which the Mortgage Venture and PHH Mortgage are recommended by Realogy. (See “Item 1. Business—Arrangements with Realogy—Strategic Relationship Agreement” and “—Marketing Agreements” for a discussion of the terms on which the Mortgage Venture and PHH Mortgage are recommended by Realogy.)

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Year Ended December 31,			Year Ended December 31,
	2005	2004	Change	2005	2004	Change
	(In millions)

Mortgage Production segment	$524	$700	$(176)	$(17)	$109	$(126)
Mortgage Servicing segment	236	119	117	140	12	128

Total Mortgage Services	760	819	(59)	123	121	2
Fleet Management Services segment	1,711	1,578	133	80	48	32

Total reportable segments	2,471	2,397	74	203	169	34
Other(2)	—	—	—	(43)	3	(46)

Total Company	$2,471	$2,397	$74	$160	$172	$(12)

(1)	The following is a reconciliation of Income from continuing operations before income taxes and minority interest to segment profit:

	Year Ended December 31,
	2005	2004
	(In millions)

Income from continuing operations before income taxes and minority interest	$159	$172
Minority interest in loss of consolidated entities	(1)	—

Segment profit	$160	$172

(2)	Segment loss reported under the heading Other for 2005 was primarily $41 million of Spin-Off related expenses.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2005	2004	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$36,219	$34,405	$1,814	5%
Fee-based closings	11,966	18,148	(6,182)	(34)%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Purchase closings	$32,098	$34,680	$(2,582)	(7)%
Refinance closings	16,087	17,873	(1,786)	(10)%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Fixed rate	$22,681	$31,370	$(8,689)	(28)%
Adjustable rate	25,504	21,183	4,321	20%

Total closings	$48,185	$52,553	$(4,368)	(8)%

Number of loans closed (units)	233,810	277,902	(44,092)	(16)%

Average loan amount	$206,086	$189,106	$16,980	9%

Loans sold	$35,541	$32,465	$3,076	9%

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Mortgage fees	$185	$226	$(41)	(18)%

Gain on sale of mortgage loans, net	300	405	(105)	(26)%

Mortgage interest income	182	158	24	15%
Mortgage interest expense	(146)	(99)	(47)	(47)%

Mortgage net finance income	36	59	(23)	(39)%

Other income	3	10	(7)	(70)%

Net revenues	524	700	(176)	(25)%

Salaries and related expenses	263	279	(16)	(6)%
Occupancy and other office expenses	51	55	(4)	(7)%
Other depreciation and amortization	17	21	(4)	(19)%
Other operating expenses	211	236	(25)	(11)%

Total expenses	542	591	(49)	(8)%

(Loss) income before income taxes	(18)	109	(127)	n/m(1)
Minority interest in loss of consolidated entities, net of income taxes	(1)	—	(1)	n/m(1)

Segment (loss) profit	$(17)	$109	$(126)	n/m(1)

(1)	n/m—Not meaningful.

Mortgage Fees

Mortgage fees consist primarily of fees collected on loans originated for others (including brokered loans and loans originated through our financial institutions channel), fees on cancelled loans and appraisal and other income generated by our appraisal services business. Mortgage fees collected on loans originated through our financial institutions channel are recorded in Mortgage fees when the financial institution retains the underlying loan. Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

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

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

▪	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

▪	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

▪	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Gain on loans sold	$209	$234	$(25)	(11)%
Initial value of capitalized servicing	425	448	(23)	(5)%
Recognition of deferred fees and costs, net	(334)	(277)	(57)	(21)%

Gain on sale of mortgage loans, net	$300	$405	$(105)	(26)%

Gain on sale of mortgage loans, net decreased by $105 million (26%) in 2005 compared to 2004. Lower initial capitalization rates of our MSRs caused $59 million of this decline, as our initial capitalization rate related to mortgage loans sold declined by approximately 18 bps in 2005 compared to 2004. This decrease in the initial capitalization rate was partially offset by a $3.1 billion increase in loans sold, which increased the initial value of capitalized servicing by $36 million. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $82 million in 2005 compared to 2004. Of this $82 million decline, $76 million is due to a decline in margins on loans sold during 2005. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The remaining $6 million of the decline was the result of economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans, which yielded losses of approximately $29 million in 2004 and losses of approximately $35 million in 2005.

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

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $25 million (11%) during 2005 compared to 2004. This decrease was primarily attributable to an 8% decrease in loans closed during 2005 compared to those closed during 2004.

Mortgage Servicing Segment

Net revenues increased by $117 million (98%) in 2005 compared to 2004. As discussed in greater detail below, a favorable change in Amortization and valuation adjustments related to mortgage servicing rights, net of $83 million and an increase in Mortgage net finance income of $46 million were partially offset by decreases in Other income of $6 million and Loan servicing income of $6 million.

Segment profit increased by $128 million in 2005 compared to 2004 driven by the $117 million increase in Net revenues and an $11 million (10%) decrease in Total expenses. The $11 million reduction in Total expenses was primarily due to a $6 million decrease in Other operating expenses and a decrease in Salaries and related expenses of $2 million.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Average loan servicing portfolio	$147,304	$143,521	$3,783	3%

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Mortgage interest income	120	57	63	111%
Mortgage interest expense	(63)	(46)	(17)	(37)%

Mortgage net finance income	57	11	46	418%

Loan servicing income	479	485	(6)	(1)%

Amortization and recovery of (provision for) impairment of mortgage servicing rights	(217)	(499)	282	57%
Net derivative (loss) gain related to mortgage servicing rights	(82)	117	(199)	(170)%

Amortization and valuation adjustments related to mortgage servicing rights, net	(299)	(382)	83	22%

Net loan servicing income	180	103	77	75%

Other income	(1)	5	(6)	n/m(1)

Net revenues	236	119	117	98%

Salaries and related expenses	33	35	(2)	(6)%
Occupancy and other office expenses	9	10	(1)	(10)%
Other depreciation and amortization	9	11	(2)	(18)%
Other operating expenses	45	51	(6)	(12)%

Total expenses	96	107	(11)	(10)%

Segment profit	$140	$12	$128	n/m(1)

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $46 million (418%) in 2005 compared to 2004, primarily due to higher interest income from escrow balances, partially offset by higher interest expense on debt allocated to the funding of MSRs. These increases were primarily due to higher short-term interest rates in 2005 compared to 2004 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Net service fee revenue	$467	$465	$2	—
Late fees and other ancillary servicing revenue	30	30	—	—
Curtailment interest paid to investors	(51)	(45)	(6)	(13)%
Net reinsurance income	33	35	(2)	(6)%

Loan servicing income	$479	$485	$(6)	(1)%

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

Amortization and Valuation Adjustments Related to Mortgage Servicing Rights, Net

Amortization and valuation adjustments related to mortgage servicing rights, net during 2005 and 2004 includes Amortization and recovery of (provision for) impairment of mortgage servicing rights, and Net derivative (loss) gain related to mortgage servicing rights. The favorable change of $83 million (22%) from 2004 to 2005 was attributable to a $430 million favorable change in the valuation of our MSRs, partially offset by a $199 million unfavorable change in net derivative gains and losses and $148 million of higher MSRs amortization. The components of Amortization and valuation adjustments related to mortgage servicing rights, net are discussed separately below.

Amortization and Recovery of (Provision for) Impairment of Mortgage Servicing Rights:  Prior to our adoption of SFAS No. 156 on January 1, 2006, MSRs were carried at the lower of cost or fair value based on defined strata and were amortized based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. In addition, MSRs were evaluated for impairment by strata and a valuation allowance was recognized when the fair value of the strata was less than the amortized basis of the strata.

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

Net Derivative (Loss) Gain Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset losses in the valuation of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. (See “Item 1A. Risk Factors—Risks Related to our

Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” for more information.)

During 2005, the value of derivatives related to our MSRs decreased by $82 million. During 2004, the value of derivatives related to our MSRs increased by $117 million. As described below, our net results from MSRs risk management activities were a gain of $40 million and a loss of $158 million during 2005 and 2004, respectively.

The following table outlines Net gain (loss) on MSRs risk management activities:

	Year Ended December 31,
	2005	2004
	(In millions)

Net derivative (loss) gain related to mortgage servicing rights	$(82)	$117
Recovery of (provision for) impairment of mortgage servicing rights	216	(214)
Application of amortization rate to the valuation allowance	(94)	(61)

Net gain (loss) on MSRs risk management activities	$40	$(158)

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

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses decreased by $6 million (12%) during 2005 compared to 2004. This decrease was primarily attributable to a decrease in foreclosure costs primarily related to improvements in the performance of our loans sold with recourse.

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

Segment profit increased by $32 million (67%) in 2005 compared to 2004 due to the $133 million increase in Net revenues, partially offset by a $101 million (7%) increase in Total expenses. The $101 million increase in Total expenses was primarily due to increases of $56 million and $34 million in Depreciation on operating leases and Fleet interest expense, respectively.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
	2005	2004	Change	% Change
	(In thousands of units)

Leased vehicles	325	317	8	3%
Maintenance service cards	338	334	4	1%
Fuel cards	321	305	16	5%
Accident management vehicles	332	314	18	6%

	Year Ended December 31,
	2005	2004	Change	% Change
	(In millions)

Fleet management fees	$150	$135	$15	11%
Fleet lease income	1,468	1,357	111	8%
Other income	93	86	7	8%

Net revenues	1,711	1,578	133	8%

Salaries and related expenses	86	76	10	13%
Occupancy and other office expenses	18	18	—	—
Depreciation on operating leases	1,180	1,124	56	5%
Fleet interest expense	139	105	34	32%
Other depreciation and amortization	14	12	2	17%
Other operating expenses	194	195	(1)	(1)%

Total expenses	1,631	1,530	101	7%

Segment profit	$80	$48	$32	67%

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

Salaries and Related Expenses

Salaries and related expenses increased by $10 million (13%) during 2005 compared to 2004, primarily due to increased wages and increased staffing levels.

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

Fleet Interest Expense

Fleet interest expense increased by $34 million (32%) during 2005 compared to 2004. The increase in Fleet interest expense was primarily due to rising short-term interest rates. Debt is utilized to fund the domestic fleet leases, of which approximately 77% are variable-rate leases, whereby the interest component of the lease billing changes with the movement of certain variable-rate indices. The increase in Fleet interest expense resulting from the higher interest rates was partially offset by a $28 million decrease due to lower debt levels resulting from certain capital structure adjustments made in connection with the Spin-Off.

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

In order to ensure adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured contractually committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets are utilized to fund both vehicles under management and mortgages held for resale.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2007 to be between $23 million and $31 million.

Cash Flows

At December 31, 2006, we had $123 million of Total Cash and cash equivalents, an increase of $16 million from $107 million at December 31, 2005. The following table summarizes the changes in Total Cash and cash equivalents during the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005	Change
	(In millions)

Cash provided by (used in) continuing operations:
Operating activities	$748	$731	$17
Investing activities	(1,574)	(1,246)	(328)
Financing activities	841	365	476
Effects of changes in exchange rates on Cash and cash equivalents	1	—	1

Net cash provided by (used in) continuing operations	16	(150)	166

Cash used in discontinued operations:
Operating activities	—	184	(184)
Investing activities	—	(30)	30
Financing activities	—	(242)	242

Net cash used in discontinued operations	—	(88)	88

Net increase (decrease) in Cash and cash equivalents	$16	$(238)	$254

Continuing Operations

Operating Activities

During 2006, we generated $17 million more cash from operating activities than during 2005. The net cash outflows related to the origination and sale of mortgage loans during 2006 were $149 million greater than the net cash outflows that occurred during 2005. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During 2006, we used $328 million more cash in investing activities than during 2005. During 2005, we redeemed $400 million of senior notes issued under our Bishop’s Gate mortgage warehouse asset-backed debt arrangement, which caused a significant decrease in Restricted cash during that period. The remaining increase in cash used in investing activities was primarily attributable to a decrease of $151 million in net settlement proceeds for derivatives related to MSRs that was partially offset by a $116 million decrease in cash paid on derivatives related to MSRs.

Financing Activities

During 2006, we generated $476 million more cash from financing activities than during 2005, primarily due to $14.0 billion of higher proceeds from borrowings that were partially offset by $13.2 billion more principal payments on borrowings, a $149 million lower net increase in short-term borrowings during 2006 compared to 2005 and a $100 million cash contribution from Cendant related to the Spin-Off recorded during 2005. The increases in both proceeds from borrowings and principal payments on borrowings were primarily related to borrowings and repayments related to the Mortgage Venture, Chesapeake Finance Holdings LLC (“Chesapeake Finance”) and Terrapin Funding LLC (“Terrapin”), a change in mix between commercial paper and other asset-backed debt and the activity related to a tender offer and consent solicitation (each further described below). The increases in principal payments on borrowings were partially offset by the repayment of $443 million aggregate principal amount of our privately placed senior term notes in 2005.

Because the Mortgage Venture commenced operations in October 2005, there was a full year of borrowing and repayment activity in 2006 compared to three months of activity in 2005. The additional nine months of activity in 2006 resulted in incremental proceeds from borrowings of $5.8 billion and principal payments on borrowings of $5.6 billion. Additionally, during the fourth quarter of 2006, we recorded a $2.3 billion increase in proceeds from borrowings and a $2.5 billion increase in principal payments on borrowings due to an increase in loan originations by the Mortgage Venture as compared to the fourth quarter of 2005.

In 2006, both proceeds from borrowings and principal payments on borrowings increased by $3.2 billion from 2005 as we incurred debt to redeem the outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance and Terrapin.

During 2006, we decreased our utilization of asset-backed commercial paper financing arrangements that are reported in Net increase (decrease) in short-term borrowings in the accompanying Consolidated Statements of Cash Flows and increased our utilization of other asset-backed debt arrangements that are reported on a gross basis within proceeds from borrowings and principal payments on borrowings in the accompanying Consolidated Statements of Cash Flows. This change in the mix of funding arrangements increased both proceeds from borrowing and principal payments on borrowings by $2.4 billion in 2006 compared to 2005.

During 2006, we concluded a tender offer and consent solicitation, which resulted in additional borrowings of $415 million and principal payments on borrowings of $416 million. See “—Indebtedness—Unsecured Debt—Term Notes” for more information regarding the tender offer and consent solicitation.

Discontinued Operations

During 2005, our discontinued operations generated (used) $184 million, $(30) million and $(242) million of cash from operating activities, investing activities and financing activities, respectively. The discontinued operations were distributed to our former parent company, Cendant, during the first quarter of 2005.

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

The Agency MBS market, whole-loan and non-conforming markets for prime mortgage loans provide substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to be able to access these markets.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2006	2005
	(In millions)

Restricted cash	$559	$497
Mortgage loans held for sale, net	2,936	2,395
Net investment in fleet leases	4,147	3,966
Mortgage servicing rights, net	1,971	1,909
Investment securities	35	41

Assets under management programs	$9,648	$8,808

The following tables summarize the components of our indebtedness as of December 31, 2006 and 2005:

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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

On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance, and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. We recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

As of December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of December 31, 2006 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Consolidated Balance Sheet and are not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of December 31, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% and 4.8% as of December 31, 2006 and 2005, respectively.

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

As of December 31, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and we had $168 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of December 31, 2006 and 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the “Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $400 million and $800 million, respectively. On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) in accordance with their scheduled maturity dates. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper issued by Bishop’s Gate. The Bishop’s Gate Notes are variable-rate instruments and, as of December 31, 2006, were scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of December 31, 2006 and 2005 was 5.7% and 4.7%, respectively. As of December 31, 2006 and 2005, the Bishop’s Gate Certificates aggregated $50 million and $101 million, respectively. As of December 31, 2006, the Bishop’s Gate Certificates were primarily fixed-rate instruments and were scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of December 31, 2006 and 2005 was 5.6% and 5.8%, respectively. As of December 31, 2006 and 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $688 million and $84 million, respectively. During 2006, the maximum committed borrowings allowed under the Bishop’s Gate Liquidity Agreement was reduced from $1.5 billion to $1.0 billion and the expiration date was extended to November 30, 2007. The Bishop’s Gate commercial paper are fixed-rate instruments. The weighted-average interest rate on the Bishop’s Gate commercial paper as of December 31, 2006 and 2005 was 5.4% and 4.3%, respectively. As of December 31, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.2 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet.

As of May 22, 2007, the Bishop’s Gate Notes were rated AAA/Aaa/AAA, the Bishop’s Gate Certificates were rated BBB/Baa2/BBB and Bishop’s Gate’s commercial paper was rated A1/P1/F1 by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt; (iii) our inability to access the secondary market for mortgage loans or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations, (b) we declare bankruptcy or become insolvent or (c) our senior unsecured credit ratings fall below BB+ or Ba1 by Standard and Poor’s and Moody’s Investors Service, respectively.

We also maintain a committed mortgage repurchase facility that is used to finance mortgage loans originated by PHH Mortgage, a wholly owned subsidiary. This facility is funded by a multi-seller conduit, and we generally use this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. On October 30, 2006, we amended this mortgage repurchase facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of this facility (as amended by the Amended Repurchase Agreements, the “Mortgage Repurchase Facility”) from $500 million to $750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. As of December 31, 2006, borrowings under the Mortgage Repurchase Facility were $505 million and were collateralized by underlying mortgage loans and related assets of $551 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. As of December 31, 2005, borrowings under this facility were $247 million. As of December 31, 2006 and 2005, borrowings under this variable-rate facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay our general obligations.

During 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of December 31, 2006, borrowings outstanding under the Mortgage Venture Repurchase Facility were $269 million and were collateralized by underlying mortgage loans and related assets of $331 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. Borrowings under this variable-rate facility bore interest at 5.4% as of December 31, 2006. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.

The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. During 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this secured line of credit were $58 million and $177 million as of December 31, 2006 and 2005, respectively, and, as of December 31, 2006, were collateralized by underlying mortgage loans and related assets of $67 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. During 2006, the expiration date of this agreement was extended to October 5, 2007. This variable-rate credit agreement bore interest at 6.2% and 5.2% on December 31, 2006 and 2005, respectively.

As of December 31, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and we had approximately $787 million of unused capacity available.

Unsecured Debt

The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of December 31, 2006, we had a total of approximately $1.1 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of May 22, 2007 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

On January 22, 2007, Standard & Poor’s removed our debt ratings from CreditWatch Negative and downgraded its ratings on our senior unsecured long-term debt from BBB to BBB- and our short-term debt from A-2 to A-3. On March 15, 2007, following the announcement of the Merger, our senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investors Service, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Term Notes

The outstanding carrying value of term notes at December 31, 2006 and 2005 consisted of $646 million and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of

November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”). During 2006, we concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. We received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under our Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs. As of December 31, 2006, the outstanding MTNs were scheduled to mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of both December 31, 2006 and 2005 was 6.8%.

Commercial Paper

Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $411 million and $747 million as of December 31, 2006 and 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2006 and 2005 was 5.7% and 4.7%, respectively.

Credit Facilities

As of December 31, 2005, we were party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, we entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a Canadian sub-facility, which is available to our Fleet Management Services operations in Canada. Borrowings under the Amended Credit Facility were $404 million as of December 31, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.

Pricing under the Credit Facility was based upon our senior unsecured long-term debt credit ratings and, as of December 31, 2005, bore interest at LIBOR plus a margin of 60 bps. The Credit Facility also required us to pay a per annum facility fee of 15 bps and a per annum utilization fee of 12.5 bps if our usage exceeded 33% of the aggregate commitments under the Credit Facility. Pricing under the Amended Credit Facility is also based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Amended Credit Facility after the downgrade bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

On April 6, 2006, we entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. Pricing under the Supplemental Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Supplemental Credit Facility also requires us to pay per annum utilization fees if our usage exceeds 50% of the aggregate commitments under the

Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Supplemental Credit Facility after the downgrade bore interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce total commitments to $200 million and modify the interest rates paid on outstanding borrowings. Pricing is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under the agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee is 17.5 bps. The amendment eliminated the per annum utilization fee. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee would become 127.5 bps and 22.5 bps, respectively.

On July 21, 2006, we entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. As discussed above, on January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt to BBB-. As a result, borrowings under our Tender Support Facility after the downgrade bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

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

The Merger Agreement contains certain restrictions on our ability to incur new indebtedness without the prior written consent of GE.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at December 31, 2006 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
		(In millions)

Within one year	$2,181	$1,084	$3,265
Between one and two years	1,544	195	1,739
Between two and three years	816	—	816
Between three and four years	558	5	563
Between four and five years	332	404	736
Thereafter	114	414	528

	$5,545	$2,102	$7,647

As of December 31, 2006, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
		(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,709	$3,541	$168
Mortgage warehouse	2,791	2,004	787
Unsecured Committed Credit Facilities(2)	2,551	1,432	1,119

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $411 million which fully supports the outstanding unsecured commercial paper issued by us as of December 31, 2006. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See “—Asset-Backed Debt—Vehicle Management Asset-Backed Debt” and “—Unsecured Debt—Credit Facilities” for information regarding changes in our capacity under asset-backed debt arrangements and unsecured committed credit facilities after December 31, 2006.

Beginning on March 16, 2006, access to our shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2006, we were in compliance with all of our financial covenants related to our debt arrangements, except that we did not deliver our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to the MTN Indenture Trustee by December 31, 2006 pursuant to the terms of Supplemental Indenture No. 4 (defined and described below). We did not receive a notice of default and subsequently delivered these financial statements on or before April 11, 2007.

Under many of our financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), we are required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delays in completing the unaudited quarterly financial statements for 2006, the 2006 audited annual financial statements and the unaudited quarterly financial statements for the quarter ended March 31, 2007 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants.

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

As of August 15, 2006, we received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture (the “Bishop’s Gate Supplemental Indenture”) waiving any event of default arising as a result of the failure to provide the Bishop’s Gate Trustee with our 2005 annual audited financial statements, our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and certain other documents as required under the Bishop’s Gate Indenture. The Bishop’s Gate Supplemental Indenture also extended the deadline for the delivery of the required financial statements to the Bishop’s Gate Trustee and the rating agencies to the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements were required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also effective on August 15, 2006 was a related waiver of any default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements.

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

On September 19, 2006, we obtained waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility and the Bishop’s Gate Liquidity Agreement which extended the deadline for the delivery of our 2005 annual audited financial statements and related documents to November 30, 2006. The waivers also extended the deadline for the delivery of our unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 29, 2006.

During the fourth quarter of 2006, we obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waived certain potential breaches of covenants under those instruments and extended the deadlines (the “Extended Deadlines”) for the delivery of our financial statements and related documents to the various lenders under those instruments. With respect to the delivery of our quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline was March 30, 2007. Our financial statements for the quarters ended March 31, 2006 and June 30, 2006 were filed with the SEC on March 30, 2007. The Extended Deadline for the delivery of our quarterly financial statements for the quarter ended September 30, 2006 was April 30, 2007. Our financial statements for the quarter ended September 30, 2006 were filed with the SEC on April 11, 2007. The Extended Deadline for the delivery of our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is June 29, 2007.

We intend to deliver our financial statements for the quarter ended March 31, 2007 on or before June 29, 2007. We may require additional waivers in the future if we are unable to meet the deadlines for the delivery of our financial statements. If we are not able to deliver our financial statements by the deadlines, we intend to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers. If we are unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due or, in the case of asset-backed debt arrangements, new borrowings may be precluded. Since repayments are required on asset-backed debt arrangements as cash inflows are received relating to the securitized assets, new borrowings are necessary for us to continue normal operations.

Under certain of our Financing Agreements, the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given with respect to the delivery of our financial statements, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements. We have not yet delivered our financial statements for the quarter ended March 31, 2007 to the MTN Indenture Trustee, which are required to be delivered no later than May 25, 2007 under the MTN Indenture. As a result of our failure to deliver these financial statements, the MTN Indenture Trustee could provide us with a notice of default. In the event that we receive such notice, we would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture.

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

There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will be obtained on reasonable terms or will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material and adverse effect on our business, liquidity and financial condition.

Restrictions on Paying Dividends

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2006. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture, we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2006, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.

In addition, the Merger Agreement contains certain restrictions on our ability to pay dividends on our Common stock as well as on the payment of intercompany dividends by certain of our subsidiaries without the prior written consent of GE.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total
				(In millions)

Asset-backed debt(1)(2)	$2,181	$1,544	$816	$558	$332	$114	$5,545
Unsecured debt(1)(3)	1,084	195	—	5	404	414	2,102
Operating leases(4)	23	21	19	18	17	113	211
Capital leases(1)	2	1	—	—	—	—	3
Other purchase commitments(5)	22	5	—	—	—	—	27

	$3,312	$1,766	$835	$581	$753	$641	$7,888

(1)	The table above excludes future cash payments related to interest expense. Interest payments during the year ended December 31, 2006 totaled $463 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indexes. A substantial portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)	Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2006, except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed. See “—Liquidity and Capital Resources—Indebtedness” and Note 14, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Represents the contractual maturities for unsecured debt arrangements as of December 31, 2006. See “—Liquidity and Capital Resources—Indebtedness” and Note 14, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Includes operating leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S. Also includes leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and five smaller regional locations throughout the U.S. See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(5)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

In the normal course of business, we enter into commitments to either originate or purchase mortgage loans at specified rates. As of December 31, 2006, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.9 billion. Additionally, as of December 31, 2006, we had commitments to fund open home equity lines of credit of $3.0 billion and construction loans of $58 million.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $4.0 billion of forward delivery commitments as of December 31, 2006 generally will be settled within 90 days of the individual commitment date.

See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and we are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

Critical Accounting Policies

In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could have a material adverse effect on our business, financial position, results of operations and cash flows. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Mortgage Servicing Rights

An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. The fair value of the MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. We incorporate a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2006, the implied forward interest rates project a decrease of approximately 3 basis points in the yield of the 10-year Treasury over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

A key assumption in our estimate of the fair value of the MSRs is forecasted prepayments. We use a third-party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The model to forecast prepayment rates used in the development of expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity.

After the adoption of SFAS No. 156, MSRs are recorded at fair value. Prior to the adoption of SFAS No. 156, to the extent that fair value was less than carrying value at the individual strata level (which was based upon product type and interest rates of the underlying mortgage loans), we would consider the portfolio to have been impaired and recorded a related charge. Reductions in interest rates different than those used in our models could have caused us to use different assumptions in the MSR valuation, which could result in a decrease in the estimated fair value of our MSRs. To mitigate this risk, we use derivatives that generally increase in value as interest rates decline and decrease in value as interest rates rise. Additionally, as interest rates decrease, we have historically experienced increased production revenue resulting from a higher level of refinancing activity, which over time has historically mitigated the impact on earnings of the decline in our MSRs (the natural business hedge).

Changes in the estimated fair value of the MSRs based upon variations in the assumptions (e.g., future interest rate levels, implied volatility, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. The fair value of our MSRs was approximately $2.0 billion as of December 31, 2006 and the total portfolio associated with our capitalized MSRs approximated $146.8 billion as of December 31, 2006 (see Note 7, “Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements included in this Form 10-K for a detailed discussion of the effect of any changes to the value of this asset during 2006, 2005 and 2004). The effects of certain adverse potential changes in the estimated fair value of our MSRs are detailed in Note 9, “Mortgage Loan Securitizations” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Financial Instruments

We estimate fair values for each of our financial instruments, including derivative instruments. Most of these financial instruments are not publicly traded on an organized exchange. In the absence of quoted market prices, we must develop an estimate of fair value using dealer quotes, present value cash flow models, option-pricing models or other conventional valuation methods, as appropriate. The use of these fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, prepayment and volatility factors and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. See Note 21, “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements included in this Form 10-K. In addition, hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in the fair value of derivatives designated as hedges compared to the changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment involves an estimation of changes in the fair value resulting from changes in interest rates and corresponding changes in prepayment levels, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in earnings. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we assess the carrying value of our goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess goodwill for such impairment by comparing the carrying value of our reporting units to their fair value. Due to the integration and reorganization of the operations of First Fleet into our other fleet management services operations during the third quarter of 2006, we changed our reporting unit structure to aggregate all fleet management services operations into one reporting unit. Prior to this change, our reporting units were First Fleet, the Fleet Management Services segment excluding First Fleet, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. When determining the fair value of our reporting units, we utilize discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. When available and as appropriate, we use comparative market multiples and other factors to corroborate the discounted cash flow results. The aggregate carrying value of our Goodwill was $86 million at December 31, 2006. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and income tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to current tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period. As of December 31, 2006 and 2005, we had valuation allowances of $63 million and $62 million, respectively, which primarily represent state net operating loss carryforwards that we believe will more likely than not go unutilized.

We record liabilities for income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. These income tax contingency reserves are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities or the rendering of relevant court decisions.

To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require the use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our reserves. A tax settlement for an amount lower than our reserves would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective tax rate. Income tax contingency reserves, including accrued interest, were $27 million and $15 million as of December 31, 2006 and 2005, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K for discussion regarding the issuance of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

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

While the majority of the mortgage loans serviced by us were sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.4 billion as of December 31, 2006. In addition, the outstanding balance of loans sold with recourse by us was $584 million as of December 31, 2006.

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

As of December 31, 2006, we had a liability of $29 million, recorded in Other liabilities in the accompanying Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of December 31, 2006, we provided such mortgage reinsurance for approximately $18.2 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $702 million as of December 31, 2006. We are required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the accompanying Consolidated Balance Sheet as of December 31, 2006. As of December 31, 2006, a liability of $17 million was recorded in Other liabilities in the accompanying Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2006. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.07% in any of the last three years.

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

As of December 31, 2006, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used December 31, 2006 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2006 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage Assets
Mortgage loans held for sale, net	$47	$27	$15	$(18)	$(38)	$(85)
Interest rate lock commitments	15	14	8	(15)	(34)	(82)
Forward loan sale commitments	(76)	(48)	(26)	32	67	147
Options	6	3	1	—	1	4

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(8)	(4)	(2)	(1)	(4)	(16)

Mortgage servicing rights, net	(578)	(287)	(140)	125	234	400
Mortgage servicing rights derivatives	374	182	92	(93)	(184)	(357)

Total Mortgage servicing rights, net and related derivatives	(204)	(105)	(48)	32	50	43

Mortgage-backed securities	1	1	—	—	(1)	(1)

Total Mortgage Assets	(211)	(108)	(50)	31	45	26
Total Vehicle Assets	20	9	5	(5)	(10)	(20)
Total Liabilities	(5)	(2)	(1)	1	3	5

Total, net	$(196)	$(101)	$(46)	$27	$38	$11

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 26 to the consolidated financial statements, on March 15, 2007, the Company entered into a Merger Agreement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PHH Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

I.	The Company did not have adequate controls in place to establish and maintain an effective control environment. Specifically, the following deficiencies in the control environment in the aggregate constituted a material weakness:

•	The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the U.S. (“GAAP”) and in internal control over financial reporting commensurate with its financial reporting obligations.

•	The Company did not maintain sufficient, formalized and consistent finance and accounting policies nor did the Company maintain adequate controls with respect to the review, supervision and monitoring of its accounting operations.

•	The Company did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication and system access controls to provide reasonable assurance that it was in compliance with existing policies and procedures.

•	The Company did not establish an adequate enterprise-wide risk assessment process, including an assessment of risk related to fraud.

The material weakness in the Company’s control environment increases the likelihood of material misstatements of the Company’s annual or interim consolidated financial statements that would not be prevented or detected and contributed to the existence of the material weaknesses discussed in the items below.

II.	The Company did not maintain effective controls, including monitoring, to provide reasonable assurance that the Company’s financial closing and reporting process was timely and accurate. Specifically, the following deficiencies in the aggregate constituted a material weakness:

•	The Company did not maintain sufficient, formalized written policies and procedures governing the financial closing and reporting process.

•	The Company did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in its consolidated financial statements. In addition, the Company did not maintain effective controls over the reporting of information to management to provide reasonable assurance that the preparation of its consolidated financial statements and disclosures were complete and accurate.

•	The Company did not maintain effective controls over the recording of journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to provide reasonable assurance of the completeness and accuracy of the entries recorded.

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed supporting documentation and that reconciliations of accounts were properly performed, reviewed and approved.

III.	The Company did not maintain effective controls, including policies and procedures, over accounting for contracts. Specifically, the Company did not have sufficient policies and procedures to provide reasonable assurance that contracts were reviewed by the accounting department to evaluate and document the appropriate application of GAAP which resulted in a material weakness related to contract administration.

IV.	The Company did not design and maintain effective controls over accounting for income taxes. Specifically, the following deficiencies in the process of accounting for income taxes in the aggregate constituted a material weakness:

•	The Company did not maintain effective policies and procedures to provide reasonable assurance that management oversight and review procedures were adequately performed for the proper reporting of income taxes in the consolidated financial statements.

•	The Company did not maintain effective controls over the calculation, recording and reconciliation of federal and state income taxes to provide reasonable assurance of the appropriate accounting treatment in the consolidated financial statements.

V.	The Company did not design and maintain effective controls over accounting for human resources and payroll processes (“HR Processes”). Specifically, the following deficiencies in the process of accounting for HR Processes in the aggregate constituted a material weakness:

•	The Company did not maintain effective controls over HR Processes, including reconciliation, monitoring and reporting processes performed by the Company and third-party service providers.

•	The Company did not maintain effective controls over funding authorization for payroll processes.

•	The Company did not maintain formal, written policies and procedures governing the HR Processes.

VI.	The Company did not design and maintain effective controls over accounting for expenditures. Specifically, the following deficiencies in the process of accounting for expenditures in the aggregate constituted a material weakness:

•	The Company did not maintain effective controls to provide reasonable assurance that vendor accounts were properly established, updated and authorized and that vendor invoices were properly approved.

•	The Company did not maintain sufficient evidence of the regular performance of account reconciliations and management expenditure reviews.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company, and our reports dated May 24, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs concerning the Merger Agreement entered into on March 15, 2007.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 24, 2007

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues
Mortgage fees	$129	$185	$226
Fleet management fees	158	150	135

Net fee income	287	335	361

Fleet lease income	1,587	1,468	1,357

Gain on sale of mortgage loans, net	198	300	405

Mortgage interest income	363	302	215
Mortgage interest expense	(270)	(209)	(145)

Mortgage net finance income	93	93	70

Loan servicing income	515	479	485

Amortization and recovery of (provision for) impairment of mortgage servicing rights	—	(217)	(499)
Change in fair value of mortgage servicing rights	(334)	—	—
Net derivative (loss) gain related to mortgage servicing rights	(145)	(82)	117

Amortization and valuation adjustments related to mortgage servicing rights, net	(479)	(299)	(382)

Net loan servicing income	36	180	103

Other income	87	95	101

Net revenues	2,288	2,471	2,397

Expenses
Salaries and related expenses	336	389	395
Occupancy and other office expenses	78	78	83
Depreciation on operating leases	1,228	1,180	1,124
Fleet interest expense	195	139	105
Other depreciation and amortization	36	40	44
Other operating expenses	419	445	474
Spin-Off related expenses	—	41	—

Total expenses	2,292	2,312	2,225

(Loss) income from continuing operations before income taxes and minority interest	(4)	159	172
Provision for income taxes	10	87	78

(Loss) income from continuing operations before minority interest	(14)	72	94
Minority interest in income (loss) of consolidated entities, net of income taxes of $(1) and $1	2	(1)	—

(Loss) income from continuing operations	(16)	73	94
(Loss) income from discontinued operations, net of income taxes of $0 and $76	—	(1)	118

Net (loss) income	$(16)	$72	$212

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.29)	$1.38	$1.79
(Loss) income from discontinued operations	—	(0.02)	2.24

Net (loss) income	$(0.29)	$1.36	$4.03

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.29)	$1.36	$1.77
(Loss) income from discontinued operations	—	(0.02)	2.22

Net (loss) income	$(0.29)	$1.34	$3.99

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$123	$107
Restricted cash	559	497
Mortgage loans held for sale, net	2,936	2,395
Accounts receivable, net of allowance for doubtful accounts of $3 and $6	462	471
Net investment in fleet leases	4,147	3,966
Mortgage servicing rights, net	1,971	1,909
Investment securities	35	41
Property, plant and equipment, net	64	73
Goodwill	86	87
Other assets	377	419

Total assets	$10,760	$9,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$494	$565
Debt	7,647	6,744
Deferred income taxes	766	790
Other liabilities	307	314

Total liabilities	9,214	8,413

Commitments and contingencies (See Note 17)	—	—
Minority interest	31	31
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,506,822 shares issued and outstanding at December 31, 2006; 53,408,728 shares issued and outstanding at December 31, 2005	1	1
Additional paid-in capital	961	983
Retained earnings	540	556
Accumulated other comprehensive income	13	12
Deferred compensation	—	(31)

Total stockholders’ equity	1,515	1,521

Total liabilities and stockholders’ equity	$10,760	$9,965

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2003	1,000	$—	$830	$1,046	$(21)	$—	$1,855
Comprehensive income:
Net income	—	—	—	212	—	—
Currency translation adjustment	—	—	—	—	9	—
Unrealized gains on available-for-sale securities, net of income taxes of $4	—	—	—	—	5	—
Reclassification of realized holding gains on available-for-sale securities, net of income taxes of $(2)	—	—	—	—	(3)	—
Minimum pension liability adjustment, net of income taxes of $(2)	—	—	—	—	(1)	—
Total comprehensive income							222
Cash dividend to Cendant	—	—	—	(140)	—	—	(140)
Transfer of subsidiary to Cendant	—	—	—	(16)	—	—	(16)

Balance at December 31, 2004	1,000	—	830	1,102	(11)	—	1,921
Comprehensive income:
Net income	—	—	—	72	—	—
Currency translation adjustment	—	—	—	—	2	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Minimum pension liability adjustment, net of income taxes of $(3)	—	—	—	—	(4)	—
Total comprehensive income							71
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	(617)	24	—	(593)
Cash contribution from Cendant	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with the Spin-Off	—	—	27	—	—	(27)	—
Stock compensation expense	—	—	1	—	—	7	8
Stock options exercised, net of income taxes of $(2)	797,964	—	17	—	—	—	17
Restricted stock award vesting, net of income taxes of $(1)	182,565	—	(1)	—	—	—	(1)
Restricted stock award grants, net of forfeitures	—	—	11	—	—	(11)	—
Purchases of Common stock	(256,199)	—	(5)	(1)	—	—	(6)

Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2005
(continued from previous page)	53,408,728	$1	$983	$556	$12	$(31)	$1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Comprehensive loss:
Net loss	—	—	—	(16)	—	—
Currency translation adjustment	—	—	—	—	(1)	—
Minimum pension liability adjustment, net of income taxes of $1	—	—	—	—	2	—
Total comprehensive loss							(15)
Stock compensation expense	—	—	9	—	—	—	9
Stock options exercised, net of income taxes of $0	65,520	—	1	—	—	—	1
Restricted stock award vesting, net of income taxes of $0	32,574	—	(1)	—	—	—	(1)

Balance at December 31, 2006	53,506,822	$1	$961	$540	$13	$—	$1,515

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities of continuing operations:
Net (loss) income	$(16)	$72	$212
Adjustment for discontinued operations	—	1	(118)

(Loss) income from continuing operations	(16)	73	94
Adjustments to reconcile (Loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Stock option expense related to the Spin-Off	—	4	—
Capitalization of originated mortgage servicing rights	(411)	(425)	(448)
Amortization and (recovery of) provision for impairment of mortgage servicing rights	—	217	499
Net unrealized loss (gain) on mortgage servicing rights and related derivatives	479	82	(117)
Vehicle depreciation	1,228	1,180	1,124
Other depreciation and amortization	36	40	44
Origination of mortgage loans held for sale	(33,388)	(37,737)	(36,518)
Proceeds on sale of and payments from mortgage loans held for sale	32,843	37,341	37,046
Other adjustments and changes in other assets and liabilities, net	(23)	(44)	213

Net cash provided by operating activities of continuing operations	748	731	1,937

Cash flows from investing activities of continuing operations:
Investment in vehicles	(2,539)	(2,518)	(2,155)
Proceeds on sale of investment vehicles	1,135	1,095	937
Purchase of mortgage servicing rights	(16)	(97)	(50)
Cash paid on derivatives related to mortgage servicing rights	(178)	(294)	(560)
Net settlement proceeds for derivatives related to mortgage servicing rights	77	228	702
Purchases of property, plant and equipment	(26)	(20)	(25)
Net assets acquired, net of cash acquired of $0, $0 and $10, and acquisition-related payments	(2)	(7)	(27)
(Increase) decrease in Restricted cash	(62)	358	(199)
Other, net	37	9	95

Net cash used in investing activities of continuing operations	(1,574)	(1,246)	(1,282)

Cash flows from financing activities of continuing operations:
Net increase (decrease) in short-term borrowings	384	533	(37)
Proceeds from borrowings	23,184	9,207	2,712
Principal payments on borrowings	(22,707)	(9,516)	(3,057)
Issuances of Company Common stock	1	15	—
Purchases of Company Common stock	—	(6)	—
Payment of dividends to Cendant	—	—	(140)
Capital contribution from Cendant	—	100	—
Net intercompany funding from Cendant	—	—	2
Other, net	(21)	32	(7)

Net cash provided by (used in) financing activities of continuing operations	$841	$365	$(527)

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,
	2006	2005	2004

Effect of changes in exchange rates on Cash and cash equivalents of continuing operations	$1	$—	$3

Cash provided by (used in) discontinued operations:
Operating activities	—	184	(10)
Investing activities	—	(30)	(54)
Financing activities	—	(242)	103
Effect of changes in exchange rates on Cash and cash equivalents	—	—	1

Net cash (used in) provided by discontinued operations	—	(88)	40

Net increase (decrease) in Cash and cash equivalents	16	(238)	171

Cash and cash equivalents at beginning of period:
Continuing operations	107	257	126
Discontinued operations	—	88	48

Total Cash and cash equivalents at beginning of period	107	345	174

Cash and cash equivalents at end of period:
Continuing operations	123	107	257
Discontinued operations	—	—	88

Total Cash and cash equivalents at end of period	$123	$107	$345

Supplemental Disclosure of Cash Flows Information:
Interest payments(1)	$463	$344	$256
Income tax payments, net	12	84	13

(1)	Excludes a $44 million make-whole payment made during the year ended December 31, 2005 that is discussed further in Note 2, “Spin-Off from Cendant.”

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (“PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

▪	Mortgage Production—provides mortgage loan origination services and sells mortgage loans.

▪	Mortgage Servicing—provides servicing activities for originated and purchased loans.

▪	Fleet Management Services—provides commercial fleet management services.

For all periods presented in these Consolidated Financial Statements prior to February 1, 2005, PHH was a wholly owned subsidiary of Cendant Corporation that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant Corporation changed its name to Avis Budget Group, Inc.; however, within these Notes to Consolidated Financial Statements, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). During 2005, prior to the Spin-Off, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title and Appraisal Review Services LLC (“STARS”), to PHH. STARS was previously a wholly owned subsidiary of PHH until it was distributed, in the form of a dividend, to a wholly owned subsidiary of Cendant not within the PHH ownership structure on December 31, 2002. Cendant then owned STARS through its subsidiaries outside of PHH from December 31, 2002 until it contributed STARS to PHH as part of the internal reorganization discussed above.

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. The Mortgage Venture (as defined and discussed further in Note 2, “Spin-Off from Cendant”) is consolidated within PHH’s Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as Minority interest in the Consolidated Balance Sheets and Minority interest in income (loss) of consolidated entities, net of income taxes in the Consolidated Statements of Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” for more information).

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Consolidated Statement of Operations for the year ended December 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the years affected, specifically the years ended December 31, 2006, 2005, 2003 or 2002.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights (“MSRs”), financial instruments and Goodwill and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Changes In Accounting Policies

Loan Commitments.  On March 9, 2004, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarized the views of the SEC staff regarding the application of GAAP to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s consolidated statement of operations, financial position or cash flows, as the Company’s pre-existing accounting treatment for such loan commitments was consistent with the provisions of SAB 105.

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

On March 29, 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

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

The Company previously recognized the effect of forfeitures on compensation expense in the period that the forfeitures occurred. SFAS No. 123(R) requires the accrual of compensation cost based on the estimated number of instruments for which the requisite service is expected to be rendered. In addition, the Company previously

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented tax benefits in excess of the value recognized for financial reporting purposes related to equity instruments issued under stock-based payment arrangements as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from these excess tax benefits to be classified as cash inflows from financing activities.

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

The adoption of SFAS No. 123(R) did not have a significant effect on any line item of the Company’s Consolidated Statement of Operations for the year ended December 31, 2006. Additionally, the adoption of SFAS No. 123(R) did not have a significant effect on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2006. In accordance with the transition provisions of SFAS No. 123(R)’s modified prospective application method of adoption, the Company’s Consolidated Financial Statements for prior periods have not been restated.

Accounting Changes and Error Corrections.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20, “Accounting Changes.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements when voluntary changes in accounting principles are adopted and upon adopting changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not impact the Company’s Consolidated Financial Statements.

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

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted SFAS No. 156 effective January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. The Company services residential mortgage loans, which represent its single class of servicing rights and has elected the fair value measurement method for subsequently measuring these servicing rights. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded in Amortization and recovery of (provision for) impairment of mortgage servicing rights in the Company’s Consolidated Statements of Operations for the years ended December 31, 2005 and 2004.

The adoption of SFAS No. 156 on January 1, 2006 did not have a material impact on the Company’s Consolidated Financial Statements as all of the servicing asset strata were impaired (and therefore reported at fair value) as of December 31, 2005.

Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, net of income taxes. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition provisions of SFAS No. 158 were effective on December 31, 2006, and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Prospective application is required. The adoption of SFAS No. 158 did not have a significant impact on the Company’s Consolidated Financial Statements.

Effects of Prior Year Misstatements.  In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 permits public companies to initially apply its provisions either by (i) restating prior year financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of Retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Accounting for Hybrid Instruments.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits an entity to elect fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would have required bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a significant impact on its Consolidated Financial Statements.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opening balance of Retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. The Company is currently evaluating the impact of adopting SFAS No. 159 on its Consolidated Financial Statements.

Revenue Recognition

Mortgage Production.  Mortgage production includes the origination (funding either a purchase or refinancing) and sale of residential mortgage loans. Mortgage loans are originated through a variety of marketing channels, including relationships with corporations, financial institutions and real estate brokerage firms. The Company also purchases mortgage loans originated by third parties. Fee income consists primarily of fees collected on loans originated for others (including brokered loans) and is recorded as revenue when the Company has completed its obligations related to the underlying loan transaction. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. Such fees are recorded as an adjustment to the cost-basis of the loan and are included in Gain on sale of mortgage loans, net when the loan is sold. Sales of mortgage loans are recorded on the date that ownership is transferred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fleet Leasing Services.  The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provides for a minimum lease term of 12 months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. Gains or losses on the sales of vehicles under closed-end leases are recorded in Other income. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a variable-rate basis that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

Revenue for certain services, including fuel card, accident management services and maintenance services, is based on a negotiated percentage of the purchase price for the underlying products or services provided by third-party suppliers and is recognized when the service is provided by the supplier. Revenue for other services, including management fees for leased vehicles, is recognized when such services are provided to the lessee.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation on Operating Leases and Net Investment in Fleet Leases

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from vehicle manufacturers. Leased vehicles are depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years.

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within Other operating expenses in the Consolidated Statements of Operations, were $10 million, $10 million and $11 million in 2006, 2005 and 2004, respectively.

Income Taxes

The Company filed its income tax returns for the fiscal year ended December 31, 2004 and for the short period ended on the effective date of the Spin-Off as part of the Cendant consolidated federal return and certain Cendant consolidated state returns. Income tax expense for periods prior to the Spin-Off is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. The Company filed a consolidated federal return and state returns, as required, for the period from February 1, 2005 through December 31, 2005 which reported only its taxable income and the taxable income of those corporations which were its subsidiaries subsequent to the Spin-Off. The Company recognizes deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company regularly reviews the deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in current tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the Provision for income taxes. Income tax expense includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for tax contingencies (including both tax and interest) in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company records income tax contingency reserves through charges to current income tax expense and includes the associated liability in Other liabilities in the Consolidated Balance Sheets. Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income as well as the tax effects of cumulative effects of changes in accounting principles.

Cash and Cash Equivalents

Marketable securities with original maturities of three months or less are included in Cash and cash equivalents.

Restricted Cash

Restricted cash primarily relates to (i) amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization within the Company’s asset-backed debt arrangements, (ii) funds collected and held for pending mortgage closings and (iii) accounts held for the capital fund requirements of and potential claims related to the Company’s mortgage reinsurance subsidiary.

Mortgage Loans Held for Sale

Mortgage loans held for sale (“MLHS”) represent mortgage loans originated or purchased by the Company and held until sold to investors. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. MLHS are recorded in the Consolidated Balance Sheets at the lower of cost or market value, which is

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by the aggregate method, net of deferred loan origination fees and costs. The cost-basis of MLHS is adjusted to reflect changes in the fair value of the loans as applicable through fair value hedge accounting. The fair value is estimated using quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. Upon the sale of the underlying mortgage loans, the MSRs and servicing obligations of those loans are generally retained by the Company.

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

MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company adopted the fair value measurement method of SFAS No. 156 on January 1, 2006. In accordance with SFAS No. 156, servicing is initially recorded at fair value. Prior to the adoption of SFAS No. 156, purchased servicing was recorded at the lower of the purchase price or fair value and servicing created through the sale of an originated loan was determined by an allocation of the cost of the mortgage loan between the loan sold and the retained servicing, based on their relative fair values. Both prior to and subsequent to the adoption of SFAS No. 156, the initial capitalization of the servicing is recorded as an addition to Mortgage servicing rights, net in the Consolidated Balance Sheets and has a direct impact on Gain on sale of mortgage loans, net in the Consolidated Statements of Operations.

The Company services residential mortgage loans, which represent its single class of servicing rights. Beginning on January 1, 2006, all MSRs are recorded at fair value, as the Company elected the fair value measurement method for subsequently measuring these servicing rights. Valuation changes in the MSRs are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statement of Operations for the year ended December 31, 2006, and the carrying value of the MSRs is adjusted in the Consolidated Balance Sheet as of December 31, 2006. The fair value of the MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the Company’s estimate of the fair value of the MSRs is forecasted prepayments. The Company uses a third-party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The model to forecast prepayment rates used in the development of expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. On a quarterly basis, the Company validates the assumptions used in estimating the fair value of the MSRs against a number of third-party sources, including peer surveys, MSR broker surveys and other market-based sources. The Company also obtains third-party valuations of its MSRs and considers these independent valuations in its evaluation of the fair value of its MSRs.

Prior to January 1, 2006, MSRs were routinely evaluated for impairment, at least on a quarterly basis. Valuation changes in the MSRs were recognized in Amortization and recovery of (provision for) impairment of mortgage servicing rights in the Consolidated Statements of Operations for the years ended December 31, 2005 and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, and the carrying value of the MSRs was adjusted through a valuation allowance in the Consolidated Balance Sheet as of December 31, 2005. Fair value was estimated using the method described above. In addition, the loans underlying the MSRs were stratified into note rate pools based on certain risk characteristics including product type and rate. Fixed-rate loans were stratified into interest rate bands of less than 6%, 6-6.5% and greater than 6.5%. Variable-rate loans were stratified into adjustable-rate mortgage, hybrid adjustable-rate mortgage and home equity line of credit products. The Company also obtained quarterly estimates of the value of each stratum of MSRs from an independent third party and considered these independent valuations in its evaluation of potential impairment of MSRs. Management periodically reviewed the various strata to determine whether the value of the impaired MSRs in a given stratum was likely to recover. If the value was not expected to recover with a 200 basis point increase in rates, the impairment was deemed to be other-than-temporary. If other-than-temporary impairment was indicated, MSRs were written off directly with a corresponding decrease to the valuation allowance and could not be subsequently recovered. Recovery of the valuation allowance resulting from a temporary impairment was recorded if the fair value of the stratum increased, but was limited to the cost-basis of a given stratum. The Company amortized MSRs based upon the ratio of the current month net servicing income (estimated at the beginning of the month) to the expected net servicing income over the life of the servicing portfolio. The amortization rate was applied to the gross book value of the MSRs to determine the amortization expense.

Investment Securities

The Company’s Investment securities totaled $35 million and $41 million as of December 31, 2006 and 2005, respectively, and consisted of its retained interests in securitizations. Management determines the appropriate classification of its investments at the time acquired. The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of MSRs (the accounting for which is described above under “Mortgage Servicing Rights”), are classified as available-for-sale or trading securities, and, after the adoption of SFAS No. 156 on January 1, 2006, are recorded at fair value. Prior to the adoption of SFAS No. 156, gains or losses relating to the assets securitized were allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company evaluates its investment securities for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment is recorded within Other income in the Consolidated Statements of Operations. The Company estimates the fair value of retained interests based upon the present value of expected future cash flows, which is subject to prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 9, “Mortgage Loan Securitizations” for more information regarding these retained interests.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Trading securities are recorded at fair value with unrealized gains and losses reported in Other income in the Consolidated Statements of Operations. All realized gains and losses are determined on a specific identification basis and are recorded within Other income in the Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for the Company’s building, 3 years for capitalized software, and range from 2 to 20 years for leasehold improvements and 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes internal software development costs during the application development stage. The costs capitalized by the Company relate to external direct costs of materials and services and employee costs related

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the time spent on the project during the capitalization period. Capitalized software costs are evaluated for impairment annually or when changing circumstances indicate that amounts capitalized may be impaired. Impaired items are written down to their estimated fair values at the date of evaluation.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company assesses the carrying value of its goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for such impairment by comparing the carrying value of its reporting units to their fair value. Due to the integration and reorganization of the operations of First Fleet Corporation (“First Fleet”) into the Company’s other fleet management services operations during the third quarter of 2006, the Company changed its reporting unit structure to aggregate all fleet management services operations into one reporting unit. Prior to this change, the Company’s reporting units were First Fleet, the Fleet Management Services segment excluding First Fleet, PHH Home Loans, LLC (as defined in Note 2, “Spin-Off from Cendant”), the Mortgage Production segment excluding PHH Home Loans, LLC and the Mortgage Servicing segment. When determining the fair value of its reporting units, the Company utilizes discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results. Indefinite-lived intangible assets are tested for impairment and written down to fair value, as required by SFAS No. 142.

Customer lists are generally amortized over a 20-year period.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes.

All derivatives are recorded at fair value and included in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in the fair value of derivatives not designated as hedging instruments and derivatives designated as fair value hedging instruments are recognized in earnings. Changes in the fair value of the hedged item in a fair value hedge are recorded as adjustments to the carrying amount of the hedged item and recognized in earnings in the Consolidated Statements of Operations. The changes in the fair values of hedged items and related derivatives are included in the following line items in the Consolidated Statements of Operations:

▪	Loan-related derivatives and changes in the fair value of MLHS are included in Gain on sale of mortgage loans, net;

▪	Debt-related derivatives and changes in the fair value of the debt are included in Mortgage interest expense or Fleet interest expense.

The effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments is recorded as a component of Accumulated other comprehensive income. The ineffective portion is reported in earnings as a component of Mortgage interest expense or Fleet interest expense. Amounts included in Accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. As of and for the years ended December 31, 2006, 2005 and 2004, the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. Changes in the fair value of MSR-related derivatives and changes in the fair value of MSRs are included in Amortization and valuation adjustments related to mortgage servicing rights, net.

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

Custodial Accounts

The Company has fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $2.6 billion and $3.1 billion as of December 31, 2006 and 2005, respectively. These funds are maintained in segregated bank accounts, which are not included in the assets and liabilities of the Company. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

2.	Spin-Off from Cendant

On January 31, 2005, each holder of Cendant common stock received one share of PHH Common stock for every twenty shares of Cendant common stock held on January 19, 2005, the record date for the distribution. The Spin-Off was effective on February 1, 2005.

In connection with the Spin-Off, PHH and Cendant’s real estate services division became parties to a mortgage venture, PHH Home Loans, LLC (the “Mortgage Venture”). Effective July 31, 2006, Cendant completed the spin-off of its real estate services division (the “Realogy Spin-Off”) into an independent publicly traded company, Realogy Corporation (NYSE: H) (“Realogy”). The structure and operation of the Mortgage Venture was not impacted by the Realogy Spin-Off. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT Incorporated (“NRT”) and its owned relocation business, Cartus Corporation (formerly known as Cendant Mobility Services Corporation) (“Cartus”). The Mortgage Venture commenced operations in October 2005. The Company contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. PHH Broker Partner Corporation (“PHH Broker Partner”), a wholly owned subsidiary of PHH, owns 50.1% of the Mortgage Venture, and Realogy Real Estate Services Venture Partner, Inc. (“Realogy Venture Partner”), a wholly owned subsidiary of Realogy, owns the remaining 49.9%. The Mortgage Venture is principally governed by the terms of the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (as amended, the “Mortgage Venture Operating Agreement”) and a strategic relationship agreement whereby Realogy and the Company have agreed on non-competition, indemnification and exclusivity arrangements (the “Strategic Relationship Agreement”). Under the Strategic Relationship Agreement, Realogy agreed that the residential commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by Title Resource Group LLC (formerly known as Cendant Settlement Services Group) (together with its subsidiaries, “TRG”) and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.) (the “Realogy Venture Partner” and together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) acting in such capacity, (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. See Note 22, “Related Party Transactions” for more information regarding the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in connection with the Spin-Off, PHH entered into a tax sharing agreement with Cendant, which is more fully described in Note 17, “Commitments and Contingencies,” a transition services agreement (the “Transition Services Agreement”) and certain other agreements which are more fully described in Note 22, “Related Party Transactions.”

During 2005, the Company recognized Spin-Off related expenses of $41 million, consisting of a charge of $37 million resulting from the prepayment of debt described more fully below and a charge of $4 million associated with the conversion of certain Cendant stock options held by PHH employees to PHH stock options described in Note 20, “Stock-Based Compensation.”

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

3.	Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded in the Consolidated Balance Sheets as of their respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to Goodwill.

First Fleet.  During 2004, the Company acquired First Fleet, a national provider of fleet management services to companies that maintain private truck fleets, for approximately $26 million, net of cash acquired of $10 million and including $4 million of contingent consideration that was paid in the first quarter of 2005. As of December 31, 2004, the Company recorded Goodwill of $24 million related to this acquisition, none of which is deductible for income tax purposes. This Goodwill was assigned to the Fleet Management Services segment. In the fourth quarter of 2005, the Company recorded $2 million of Goodwill related to this acquisition due to a contingent payment of $2 million paid in the first quarter of 2006.

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

Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three years ended December 31, 2006, 2005 and 2004 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 18, “Stock-Related Matters”). The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted earnings per share for all periods prior to the Spin-Off. The weighted-average computations of the dilutive

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2006 and 2004 exclude approximately 3.8 million and 0.4 million outstanding stock-based awards, respectively, as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In millions, except share and per share data)

(Loss) income from continuing operations	$(16)	$73	$94

Weighted-average common shares outstanding—basic	53,647,666	53,018,376	52,684,398
Effect of potentially dilutive securities:
Stock options	—	505,313	254,112
RSUs	—	240,927	274,209

Weighted-average common shares outstanding—diluted	53,647,666	53,764,616	53,212,719

Basic (loss) earnings per share from continuing operations	$(0.29)	$1.38	$1.79

Diluted (loss) earnings per share from continuing operations	$(0.29)	$1.36	$1.77

5.	Goodwill and Other Intangible Assets

In connection with the Spin-Off, there was a change to Cendant’s reporting unit structure, which included the Company’s Mortgage Services business that resulted in the reallocation of goodwill from the Company to other Cendant entities.

Intangible assets consisted of:

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Customer lists	$40	$11	$29	$40	$9	$31
Other	17	15	2	17	12	5

	$57	$26	$31	$57	$21	$36

Unamortized Intangible Assets:
Goodwill	$86			$87
Trademarks	16			16

	$102			$103

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity associated with goodwill, by segment, during the years ended December 31, 2006 and 2005:

	Fleet
	Management		Mortgage
	Services		Production		Total
	(In millions)

Goodwill at January 1, 2005	$24		$64		$88
Reallocation due to the Spin-Off	—		(6)		(6)

Goodwill at the Spin-Off date	24		58		82
Goodwill acquired during 2005	2	(1)	3	(2)	5

Goodwill at December 31, 2005	26		61		87
Other	(1)		—		(1)

Goodwill at December 31, 2006	$25		$61		$86

(1)	Relates to the acquisition of First Fleet. See Note 3, “Acquisitions.”

(2)	Relates to the acquisitions of the mortgage operations of real estate brokerage firms by NRT. See Note 3, “Acquisitions.”

Amortization expense included within Other depreciation and amortization relating to all intangible assets excluding MSRs (see Note 7, “Mortgage Servicing Rights”) was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Customer lists	$2	$2	$2
Other	3	2	3

	$5	$4	$5

Based on the Company’s amortizable intangible assets as of December 31, 2006, the Company expects the related amortization expense for each of the next five fiscal years to approximate $4 million, $2 million, $2 million, $2 million and $2 million, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Mortgage Loans Held for Sale

Mortgage loans held for sale, net consisted of:

	December 31,
	2006	2005
	(In millions)

Mortgage loans held for sale	$2,676	$2,091
Home equity lines of credit	141	156
Construction loans	101	116
Net deferred loan origination fees and expenses	18	32

Mortgage loans held for sale, net	$2,936	$2,395

At December 31, 2006, the Company pledged $2.1 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

7.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Balance, beginning of period	$145,827	$138,494	$126,219
Additions	31,212	43,157	42,609
Payoffs, sales and curtailments(1)	(30,203)	(35,824)	(30,334)

Balance, end of period	$146,836	$145,827	$138,494

(1)	Includes $1.9 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2006. There were no sales of MSRs during the years ended December 31, 2005 or 2004.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s capitalized MSRs consisted of:

	Year Ended December 31,
	2006(1)	2005(2)	2004(2)
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$2,152	$2,173	$1,976
Effect of adoption of SFAS No. 156	(243)	—	—
Additions	427	522	498
Changes in fair value due to:
Realization of expected cash flows	(373)	—	—
Changes in market inputs or assumptions used in the valuation model	39	—	—
Sales and deletions	(31)	(2)	(5)
Amortization	—	(433)	(285)
Other-than-temporary impairment	—	(108)	(11)

Balance, end of period	1,971	2,152	2,173

Valuation Allowance:
Balance, beginning of period	(243)	(567)	(365)
Effect of adoption of SFAS No. 156	243	—	—
Recovery of (provision for) impairment	—	216	(214)
Reductions	—	—	1
Other-than-temporary impairment	—	108	11

Balance, end of period	—	(243)	(567)

Mortgage servicing rights, net	$1,971	$1,909	$1,606

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

(2)	Prior to the adoption of SFAS No. 156 effective January 1, 2006, MSRs were recorded at the lower of fair value or amortized basis based on defined strata. See Note 1, “Summary of Significant Accounting Policies.”

The significant assumptions used in estimating the fair value of MSRs at December 31, 2006 and 2005 were as follows (in annual rates):

	December 31,
	2006	2005

Prepayment speed	19%	18%
Discount rate	10%	10%
Volatility	13%	16%

The value of the Company’s MSRs is driven by the net positive cash flows associated with the Company’s servicing activities. These cash flows include contractually specified servicing fees, late fees and other ancillary

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

servicing revenue. The Company recorded contractually specified servicing fees, late fees and other ancillary servicing revenue within Loan servicing income in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Net service fee revenue	$485	$467	$465
Late fees	20	18	17
Other ancillary servicing revenue	25	12	13

As of December 31, 2006, the Company’s MSRs had a weighted-average life of approximately 4.7 years. Approximately 68% of the MSRs associated with the loan servicing portfolio as of December 31, 2006 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Year Ended December 31,
	2006	2005

Initial capitalization rate of additions to MSRs	1.37%	1.21%

	December 31,
	2006	2005

Capitalized servicing rate (based on fair value)	1.34%	1.31%
Capitalized servicing multiple (based on fair value)	4.2	4.1
Weighted-average servicing fee (in basis points)	32	32

The net impact to the Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs, amortization and related derivatives was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Amortization of mortgage servicing rights	$—	$(433)	$(285)
Recovery of (provision for) impairment of mortgage servicing rights	—	216	(214)
Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	(373)	—	—
Changes in market inputs or assumptions used in the valuation model	39	—	—
Net derivative (loss) gain related to mortgage servicing rights (See Note 10)	(145)	(82)	117

Amortization and valuation adjustments related to mortgage servicing rights, net	$(479)	$(299)	$(382)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Balance, beginning of period(1)	$154,843	$143,056	$136,427
Additions(2)	35,804	48,155	38,829
Payoffs and curtailments(2)	(32,555)	(36,368)	(32,200)
Addition of certain subserviced home equity loans as of June 30, 2006(1)	2,130	—	—

Balance, end of period(1)	$160,222	$154,843	$143,056

Portfolio Composition

	December 31,
	2006	2005
	(In millions)

Owned servicing portfolio	$150,533	$149,405
Subserviced portfolio	9,689	7,897

Total servicing portfolio	$160,222	$157,302

Fixed rate	$100,960	$95,579
Adjustable rate	59,262	61,723

Total servicing portfolio	$160,222	$157,302

Conventional loans	$148,760	$146,236
Government loans	7,423	6,851
Home equity lines of credit	4,039	4,215

Total servicing portfolio	$160,222	$157,302

Weighted-average interest rate(3)	6.1%	5.8%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Delinquency(4) (5)

	December 31,
	2006		2005
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.19%	1.93%	2.12%	1.75%
60 days	0.46%	0.38%	0.48%	0.36%
90 or more days	0.36%	0.29%	0.54%	0.38%

Total delinquency	3.01%	2.60%	3.14%	2.49%

Foreclosure/real estate owned/bankruptcies	0.80%	0.58%	1.05%	0.67%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are now includable in the portfolio balance as of December 31, 2006. The amounts of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006, 2005 and 2004 were approximately $2.5 billion, $2.7 billion and $2.2 billion, respectively.

(2)	Excludes activity related to certain home equity loans subserviced for others described above in the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004.

(3)	Certain home equity loans subserviced for others described above were excluded from the weighted-average interest rate calculation as of December 31, 2005 and 2004, but are included in the weighted-average interest rate calculation as of December 31, 2006. Had these loans been excluded from the December 31, 2006 weighted-average interest rate calculation, the weighted-average interest rate would have remained 6.1%.

(4)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

(5)	Certain home equity loans subserviced for others described above were excluded from the delinquency calculations as of December 31, 2005 and 2004, but are included in the delinquency calculations as of December 31, 2006. Had these loans been excluded from the December 31, 2006 delinquency calculations, the total delinquency based on the number of loans would increase from 3.01% to 3.09% and the total delinquency based on the unpaid balance would have remained 2.60%. In addition, the percentage of the total number of loans in foreclosure/real estate owned/bankruptcy would increase from 0.80% to 0.83% and the percentage of the unpaid balance that relates to those loans would have remained 0.58%.

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

9.	Mortgage Loan Securitizations

The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. The Company did not retain any interests from securitizations in 2006 or 2005, other than MSRs. Key economic

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used during 2006, 2005 and 2004 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows:

	Year Ended December 31,
	2006	2005	2004
			Mortgage-
			Backed
	MSRs	MSRs	Securities	MSRs

Prepayment speed	8-51%	6-45%	10-24%	13-36%
Weighted-average life (in years)	1.5-6.6	1.7-8.0	4.2-9.7	2.2-7.0
Discount rate	10%	10-12%	7%	9-10%
Volatility	13-16%	16-19%	N/A	12-20%

Key economic assumptions used in subsequently measuring the fair value of the Company’s retained interests in securitized mortgage loans at December 31, 2006 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Mortgage-
	Backed
	Securities	MSRs
	(Dollars in millions)

Fair value of retained interests	$35	$1,971
Weighted-average life (in years)	6.2	4.7
Annual servicing fee	N/A	0.32%
Prepayment speed (annual rate)	2-27%	19%
Impact on fair value of 10% adverse change	$(1)	$(106)
Impact on fair value of 20% adverse change	(1)	(202)
Discount rate (annual rate)	2-15%	10%
Impact on fair value of 10% adverse change	$(2)	$(57)
Impact on fair value of 20% adverse change	(3)	(111)
Volatility (annual rate)	N/A	13%
Impact on fair value of 10% adverse change	N/A	$(22)
Impact on fair value of 20% adverse change	N/A	(45)

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about delinquencies and components of securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the year ended December 31, 2006:

Principal
	Total	Amount 60		Average
	Principal	Days or More	Net Credit	Principal
	Amount	Past Due(1)	Losses	Balance
(In millions)

Residential mortgage loans(2)	$103	$7	$1	$119

(1)	Amounts are based on total securitized assets at December 31, 2006.

(2)	Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Proceeds from new securitizations	$28,238	$31,803	$32,699
Servicing fees received(1)	485	467	465
Other cash flows received on retained interests(2)	6	7	9
Purchases of delinquent or foreclosed loans	(164)	(141)	(262)
Servicing advances	(299)	(300)	(575)
Repayment of servicing advances	312	316	615

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

During 2006, 2005 and 2004, the Company recognized pre-tax gains of $198 million, $300 million and $405 million, respectively, related to the securitization of residential mortgage loans which are recorded as Gain on sale of mortgage loans, net in the Consolidated Statements of Operations.

The Company has made representations and warranties customary for securitization transactions, including eligibility characteristics of the mortgage loans and servicing responsibilities, in connection with the securitization of these assets. See Note 17, “Commitments and Contingencies.”

10.	Derivatives and Risk Management Activities

Market Risk

The Company’s principal market exposure is to interest rate risk, specifically long-term United States (“U.S.”) Treasury (“Treasury”) and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. The Company uses various financial instruments, including swap contracts, forward delivery commitments, futures and options contracts to manage and reduce this risk.

The following is a description of the Company’s risk management policies related to interest rate lock commitments (“IRLCs”), MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on sale of mortgage loans, net in the Consolidated Statements of Operations.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of Gain on sale of mortgage loans, net in the Consolidated Statements of Operations. Changes in the fair value of MLHS are recorded as a component of Gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.

The Company uses the following instruments in its risk management activities related to its IRLCs and MLHS:

▪	Forward loan sales commitments: represent obligations to sell mortgage-backed securities at specified prices in the future. The value of these instruments increase as mortgage rates rise.

▪	Treasury futures: represent obligations to purchase or deliver Treasury securities at specified prices in the future. Treasury futures increase in value as the interest rate on the underlying Treasury declines.

▪	Options on Treasury Securities: represent rights to buy or sell Treasuries at specified prices in the future.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Change in value of IRLCs	$(18)	$(30)	$29
Change in value of MLHS	4	(8)	—

Total change in value of IRLCs and MLHS	(14)	(38)	29

Mark-to-market of derivatives designated as hedges of MLHS	(11)	(11)	(14)
Mark-to-market of freestanding derivatives(1)	21	40	(45)

Net gain (loss) on derivatives	10	29	(59)

Net loss on hedging activities(2)	$(4)	$(9)	$(30)

(1)	Amount of ineffectiveness recognized on hedges of MLHS was insignificant during the year ended December 31, 2006, due to the application of SFAS No. 133. Amount includes $11 million and $8 million of ineffectiveness recognized on hedges of MLHS during the years ended December 31, 2005 and 2004, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the years ended December 31, 2006, 2005 and 2004, the Company recognized $(7) million, $(19) million and $(14) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The gain or loss on derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded in Net derivative (loss) gain related to mortgage servicing rights in the Consolidated Statements of Operations.

The Company uses the following instruments in its risk management activities related to its MSRs:

▪	Interest rate swap contracts: represent agreements to exchange interest rate payments on underlying notional amounts. In the hedge of the Company’s MSRs, the Company generally receives the fixed rate and pays the variable rate. Such contracts increase in value as interest rates decline.

▪	Interest rate futures contracts: represent obligations to purchase or deliver financial instruments at a future date based upon underlying debt securities (such as Treasuries or Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities). Interest rate futures contracts increase in value as the interest rate on the underlying instrument declines.

▪	Interest rate forward contracts: represent obligations to purchase or deliver financial instruments to specific counterparties at future dates based upon underlying debt securities. Interest rate forward contracts increase in value as the interest rate on the underlying instrument declines.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

▪	Mortgage forward contracts: represent obligations to buy mortgage-backed securities at a specified price in the future. Sometimes referred to as “to be announced” securities (“TBAs”). Mortgage forward contracts increase in value as interest rates decline.

▪	Options on forward contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities.

▪	Options on futures contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities, generally through an exchange.

▪	Options on swap contracts: represent rights to enter into predetermined interest rate swaps at a future date (sometimes referred to as “swaptions”). In a receiver swaption, the fixed rate is received and the variable rate is paid upon exercise of the option. Receiver swaptions generally increase in value as rates fall. Conversely, in a payor swaption, the fixed rate is paid and the variable rate is received upon the exercise of the option. Payor swaptions generally increase in value as rates rise.

▪	Principal-only swaps: represent agreements to exchange the principal amount of underlying securities and are economically similar to purchasing principal-only securities. Principal-only swaps increase in value as interest rates decline.

The net activity in the Company’s derivatives related to MSRs consisted of:

	Year Ended December 31,
	2006		2005	2004
	(In millions)

Net balance, beginning of period		$44(1)	$60(2)	$85(3)
Additions		178	294	560
Changes in fair value		(145)	(82)	117
Net settlement proceeds		(77)	(228)	(702)

Net balance, end of period	$	—(4)	$44(1)	$60(2)

(1)	The net balance represents the gross asset of $73 million (recorded within Other assets in the Consolidated Balance Sheet) net of the gross liability of $29 million (recorded within Other liabilities in the Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $79 million (recorded within Other assets) net of the gross liability of $19 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $316 million (recorded within Other assets) net of the gross liability of $231 million (recorded within Other liabilities).

(4)	The net balance represents the gross asset of $56 million (recorded within Other assets in the Consolidated Balance Sheet) net of the gross liability of $56 million (recorded within Other liabilities in the Consolidated Balance Sheet).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the years ended December 31, 2006, 2005 and 2004, except to create the accrual of interest expense at variable rates. Gains recognized during the year ended December 31, 2006 related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Consolidated Statement of Operations. The Company recognized

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses of $4 million and $5 million related to instruments which do not qualify for hedge accounting treatment pursuant to SFAS No. 133 for the years ended December 31, 2005 and 2004, respectively, which were included in Mortgage interest expense in the Consolidated Statements of Operations. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 2, “Spin-Off from Cendant”). As a result, the unamortized balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which was included in Spin-Off related expenses in the Consolidated Statement of Operations for the year ended December 31, 2005. Amortization of this deferred swap gain recorded during the year ended December 31, 2005 prior to the prepayment was not significant. During the year ended December 31, 2004, the Company recorded $5 million of amortization related to this deferred swap gain.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The amount of gains or losses excluded from Accumulated other comprehensive income and recorded directly to earnings resulting from ineffectiveness or from excluding a component of the derivatives’ gain or loss from the effectiveness calculation for cash flow hedges during the years ended December 31, 2006, 2005 and 2004 was not significant. Net gains recognized during the year ended December 31, 2006 related to instruments that were not designated as cash flow hedges were not significant and were recorded as a component of Fleet interest expense in the Consolidated Statement of Operations. The Company recognized a net loss of $2 million and a net gain of $1 million related to instruments that were not designated as cash flow hedges for the years ended December 31, 2005 and 2004, respectively, as a component of Fleet interest expense in the Consolidated Statements of Operations.

Credit Risk and Exposure

The Company originates loans in all 50 states and the District of Columbia. Concentrations of credit risk are considered to exist when there are amounts loaned to multiple borrowers with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. California was the only state that represented more than 10% of the unpaid principal balance in the Company’s loan servicing portfolio, accounting for approximately 11% of the balance as of December 31, 2006. For the year ended December 31, 2006, approximately 50% of loans originated by the Company were derived from Realogy’s owned real estate brokerage business, NRT, and relocation business, Cartus or its franchisees. In addition, approximately 20% of the Company’s loan originations were derived from one private-label partner during the year ended December 31, 2006.

The Company is exposed to commercial credit risk for its clients under the lease and service agreements for PHH Vehicle Management Services Group LLC (“PHH Arval”) (the Company’s Fleet Management Services business). The Company manages such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval has no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2006. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.07% in any of the last three years.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.

11.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	December 31,
	2006	2005
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$6,958	$6,588
Vehicles under closed-end operating leases	273	221

Vehicles under operating leases	7,231	6,809
Less: Accumulated depreciation	(3,541)	(3,273)

Net investment in operating leases	3,690	3,536

Direct Financing Leases:
Lease payments receivable	182	132
Less: Unearned income	(25)	(15)

Net investment in direct financing leases	157	117

Off-Lease Vehicles:
Vehicles not yet subject to a lease	292	306
Vehicles held for sale	20	16
Less: Accumulated depreciation	(12)	(9)

Net investment in off-lease vehicles	300	313

Net investment in fleet leases	$4,147	$3,966

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, future minimum lease payments to be received on the Company’s operating and direct financing leases were as follows:

	Future Minimum
	Lease Payments(1)
		Direct
	Operating	Financing
	Leases	Leases
	(In millions)

2007	$1,258	$30
2008	31	14
2009	20	9
2010	18	7
2011	12	4
Thereafter	2	9

	$1,341	$73

(1)	Amounts included for the interest component of the future minimum lease payments are based on the interest rate in effect at the inception of each lease. Contingent rentals from operating leases were $10 million, $16 million and $7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Contingent rentals from direct financing leases were not significant for the years ended December 31, 2006, 2005 and 2004.

The future minimum lease payments disclosed above include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under the Company’s open-end lease agreements, and the residual values guaranteed by the lessees during the minimum lease term. These leases may be continued after the minimum lease term at the lessee’s election.

12.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of:

	December 31,
	2006	2005
	(In millions)

Furniture, fixtures and equipment	$79	$140
Capitalized software	76	130
Building and leasehold improvements	9	15

	164	285
Less: Accumulated depreciation and amortization	(100)	(212)

	$64	$73

During the year ended December 31, 2006, the Company wrote off certain fully depreciated assets, which reduced the cost basis and related accumulated depreciation and amortization of the assets presented above.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2006	2005
	(In millions)

Accounts payable	$288	$358
Accrued payroll and benefits	45	45
Accrued interest	42	41
Other	119	121

	$494	$565

14.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of December 31, 2006 and 2005:

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

	December 31, 2005
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$1,318	$800	$1,136	$3,254
Variable funding notes	1,700	247	—	1,947
Subordinated debt	367	101	—	468
Commercial paper	—	84	747	831
Borrowings under credit facilities	—	181	—	181
Other	21	38	4	63

	$3,406	$1,451	$1,887	$6,744

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

On March 7, 2006, Chesapeake Funding LLC changed its name to Chesapeake Finance Holdings LLC (“Chesapeake Finance”), and it and Terrapin redeemed all of their outstanding term notes, variable funding notes and subordinated notes (with aggregate outstanding principal balances of $1.1 billion, $1.7 billion and $367 million, respectively) and terminated the agreements associated with those borrowings. Concurrently, Chesapeake Funding LLC (“Chesapeake”), a newly formed wholly owned subsidiary, issued variable funding notes under Series 2006-1, with capacity of $2.7 billion, and Series 2006-2, with capacity of $1.0 billion, to fund the redemption of this debt and provide additional committed funding for the Fleet Management Services operations. The Company recorded a $4 million loss on the extinguishment of the Chesapeake Finance and Terrapin debt that was included in Other operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2006.

As of December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion and were issued to redeem the Chesapeake Finance and Terrapin debt and support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. The debt issued as of December 31, 2006 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Consolidated Balance Sheet and are not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as lessor under both operating and direct financing lease agreements. As of December 31, 2006, the agreements governing the Series 2006-1 and Series 2006-2 notes were scheduled to expire on March 6, 2007 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% and 4.8% as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.7 billion, and the Company had $168 million of unused capacity available. See Note 26, “Subsequent Events” for a discussion of modifications made to vehicle management asset-backed debt arrangements after December 31, 2006.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of December 31, 2006 and 2005, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 (the “Bishop’s Gate Indenture”) between The Bank of New York, as Indenture Trustee (the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Bishop’s Gate Trustee”) and Bishop’s Gate aggregated $400 million and $800 million, respectively. On September 20, 2006, Bishop’s Gate retired $400 million of the Bishop’s Gate Notes and $51 million of the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) in accordance with their scheduled maturity dates. Funds for the retirement of this debt were provided by a combination of the sale of mortgage loans and the issuance of commercial paper issued by Bishop’s Gate. The Bishop’s Gate Notes are variable-rate instruments and, as of December 31, 2006, were scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of December 31, 2006 and 2005 was 5.7% and 4.7%, respectively. As of December 31, 2006 and 2005, the Bishop’s Gate Certificates aggregated $50 million and $101 million, respectively. As of December 31, 2006, the Bishop’s Gate Certificates were primarily fixed-rate instruments and were scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of December 31, 2006 and 2005 was 5.6% and 5.8%, respectively. As of December 31, 2006 and 2005, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $688 million and $84 million, respectively. During 2006, the maximum committed borrowings allowed under the Bishop’s Gate Liquidity Agreement was reduced from $1.5 billion to $1.0 billion and the expiration date was extended to November 30, 2007. The Bishop’s Gate commercial paper are fixed-rate instruments. The weighted-average interest rate on the Bishop’s Gate commercial paper as of December 31, 2006 and 2005 was 5.4% and 4.3%, respectively. As of December 31, 2006, the debt issued by Bishop’s Gate was collateralized by approximately $1.2 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Consolidated Balance Sheet.

The Company also maintains a committed mortgage repurchase facility that is used to finance mortgage loans originated by PHH Mortgage Corporation (“PHH Mortgage”), the Company’s wholly owned subsidiary. This facility is funded by a multi-seller conduit, and the Company generally uses this facility to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. On October 30, 2006, the Company amended this mortgage repurchase facility by executing the Fifth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements increased the capacity of this facility (as amended by the Amended Repurchase Agreements, the “Mortgage Repurchase Facility”) from $500 million to $750 million, expanded the eligibility of underlying mortgage loan collateral and modified certain other covenants and terms. As of December 31, 2006, borrowings under the Mortgage Repurchase Facility were $505 million and were collateralized by underlying mortgage loans and related assets of $551 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. As of December 31, 2005, borrowings under this facility were $247 million. As of December 31, 2006 and 2005, borrowings under this variable-rate facility bore interest at 5.4% and 4.3%, respectively. The Mortgage Repurchase Facility expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

During 2006, the Mortgage Venture entered into a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of December 31, 2006, borrowings outstanding under the Mortgage Venture Repurchase Facility were $269 million and were collateralized by underlying mortgage loans and related assets of $331 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. Borrowings under this variable-rate facility bore interest at 5.4% as of December 31, 2006. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements.

The Mortgage Venture maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture. During 2006, the capacity of this line of credit was reduced from $350 million to $200 million following the execution of the Mortgage Venture Repurchase Facility. Borrowings outstanding under this secured line of credit were $58 million and $177 million as of December 31, 2006 and 2005, respectively, and, as of December 31, 2006, were collateralized by underlying mortgage loans and related assets of $67 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. During 2006, the expiration date of this agreement was extended to October 5, 2007. This variable-rate credit agreement bore interest at 6.2% and 5.2% on December 31, 2006 and 2005, respectively.

As of December 31, 2006, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and the Company had approximately $787 million of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes at December 31, 2006 and 2005 consisted of $646 million and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”). During 2006, the Company concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. The Company received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under the Company’s Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs. As of December 31, 2006, the outstanding MTNs were scheduled to mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of both December 31, 2006 and 2005 was 6.8%.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $411 million and $747 million as of December 31, 2006 and 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2006 and 2005 was 5.7% and 4.7%, respectively.

Credit Facilities

As of December 31, 2005, the Company was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, the Company entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a Canadian sub-facility, which is available to the Company’s Fleet Management Services operations in Canada. Borrowings under the Amended Credit Facility were $404 million as of December 31, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.

Pricing under the Credit Facility was based upon the Company’s senior unsecured long-term debt credit ratings and, as of December 31, 2005, bore interest at LIBOR plus a margin of 60 basis points (“bps”). The Credit Facility also required the Company to pay a per annum facility fee of 15 bps and a per annum utilization fee of 12.5 bps if its usage exceeded 33% of the aggregate commitments under the Credit Facility. Pricing under the Amended Credit Facility is also based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

On April 6, 2006, the Company entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. Pricing under the Supplemental Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Supplemental Credit Facility also requires the Company to pay per annum utilization fees if its usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.

On July 21, 2006, the Company entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below. See Note 26, “Subsequent Events” for a discussion of modifications made to the Company’s unsecured credit facilities and the effects of changes in the Company’s senior unsecured long-term debt ratings after December 31, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2006 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$2,181	$1,084	$3,265
Between one and two years	1,544	195	1,739
Between two and three years	816	—	816
Between three and four years	558	5	563
Between four and five years	332	404	736
Thereafter	114	414	528

	$5,545	$2,102	$7,647

As of December 31, 2006, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,709	$3,541	$168
Mortgage warehouse	2,791	2,004	787
Unsecured Committed Credit Facilities(2)	2,551	1,432	1,119

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $411 million which fully supports the outstanding unsecured commercial paper issued by the Company as of December 31, 2006. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See Note 26, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements and unsecured committed credit facilities after December 31, 2006.

Beginning on March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2006, the Company was in compliance with all of its financial covenants related to its debt arrangements, except that it did not deliver its financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to the MTN Indenture Trustee by December 31, 2006 pursuant to the terms of Supplemental Indenture No. 4 (defined and described below). The Company did not receive a notice of default and subsequently delivered these financial statements on or before April 11, 2007.

Under many of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the Company is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delays in completing the unaudited quarterly financial statements for 2006, the 2006 audited annual financial statements and the unaudited quarterly financial statements for the quarter ended March 31, 2007 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants.

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

As of August 15, 2006, the Company received all of the required approvals and executed a Supplemental Indenture to the Bishop’s Gate Indenture (the “Bishop’s Gate Supplemental Indenture”) waiving any event of default arising as a result of the failure to provide the Bishop’s Gate Trustee with the Company’s 2005 annual audited financial statements, the Company’s unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and certain other documents as required under the Bishop’s Gate Indenture. The Bishop’s Gate Supplemental Indenture also extended the deadline for the delivery of the required financial statements to the Bishop’s Gate Trustee and the rating agencies to the earlier of December 31, 2006 or the date on or after September 30, 2006 by which such financial statements were required to be delivered to the bank group under the Bishop’s Gate Liquidity Agreement. Also effective on August 15, 2006 was a related waiver of any default under the Bishop’s Gate Liquidity Agreement caused by the Notice under the Bishop’s Gate Indenture for failure to deliver the required financial statements.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, June 30, 2006 and September 30, 2006 and related documents to December 31, 2006. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that occurred prior to August 31, 2006 relating to the Company’s financial statements and other delivery requirements.

On September 19, 2006, the Company obtained waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility and the Bishop’s Gate Liquidity Agreement which extended the deadline for the delivery of the 2005 annual audited financial statements and related documents to November 30, 2006. The waivers also extended the deadline for the delivery of the unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 29, 2006.

During the fourth quarter of 2006, the Company obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waived certain potential breaches of covenants under those instruments and extended the deadlines (the “Extended Deadlines”) for the delivery of its financial statements and related documents to the various lenders under those instruments. With respect to the delivery of the Company’s quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline was March 30, 2007. The Company’s financial statements for the quarters ended March 31, 2006 and June 30, 2006 were filed with the SEC on March 30, 2007. The Extended Deadline for the delivery of the Company’s quarterly financial statements for the quarter ended September 30, 2006 was April 30, 2007. The Company’s financial statements for the quarter ended September 30, 2006 were filed with the SEC on April 11, 2007. The Extended Deadline for the delivery of the Company’s financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is June 29, 2007.

The Company intends to deliver its financial statements for the quarter ended March 31, 2007 on or before June 29, 2007. The Company may require additional waivers in the future if it is unable to meet the deadlines for the delivery of its financial statements. If the Company is not able to deliver its financial statements by the deadlines, it intends to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers. If the Company is unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due or, in the case of asset-backed debt arrangements, new borrowings may be precluded. Since repayments are required on asset-backed debt arrangements as cash inflows are received relating to the securitized assets, new borrowings are necessary for the Company to continue normal operations.

Under certain of the Financing Agreements, the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given with respect to the delivery of the Company’s financial statements, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. The Company has not yet delivered its financial statements for the quarter ended March 31, 2007 to the MTN Indenture Trustee, which are required to be delivered no later than May 25, 2007 under the MTN Indenture. As a result of the Company’s failure to deliver these financial statements, the MTN Indenture Trustee could provide it with a notice of default. In the event that the Company receives such notice, it would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture.

The Company also obtained certain waivers and may need to seek additional waivers extending the date for the delivery of the financial statements of its subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations and certain contractual requirements. The Company will continue to seek similar waivers as may be necessary in the future.

There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers the Company has already obtained, will be obtained on reasonable terms or will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on its business operations. The failure to obtain such waivers could have a material and adverse effect on the Company’s business, liquidity and financial condition.

15.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans

The Company and the Mortgage Venture sponsor separate defined contribution savings plans that provide certain eligible employees of the Company and the Mortgage Venture an opportunity to accumulate funds for retirement. Prior to the Spin-Off and the creation of the Mortgage Venture, Cendant sponsored a similar defined contribution savings plan for the Company’s employees. The Company and the Mortgage Venture match the contributions of participating employees on the basis specified by these plans. The Company’s cost for contributions to these plans for continuing operations was $16 million during each of the years ended December 31, 2006, 2005 and 2004.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Company’s defined benefit pension and OPEB plans:

			Other Post
			Employment
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In millions)

Change in benefit obligation:
Benefit obligation—January 1	$30	$154	$2	$7
Change due to the Spin-Off	—	(125)	—	(5)
Interest cost	2	2	—	—
Actuarial gains	(1)	—	—	—
Benefits paid	(1)	(1)	—	—

Benefit obligation—December 31	30	30	2	2

Change in plan assets:
Fair value of plan assets—January 1	19	89	—	—
Change due to the Spin-Off	—	(74)	—	—
Actual return on plan assets	3	—	—	—
Company contributions	3	6	—	—
Benefits paid	(1)	(2)	—	—

Fair value of plan assets—December 31	24	19	—	—

Funded status	(6)	(11)	(2)	(2)
Unfunded pension liability recorded in accumulated other comprehensive income:
Net loss	7	—	—	—
Transition obligation	—	—	1	—
Unrecognized net actuarial loss	—	10	—	1

Net amount recognized—December 31	$1	$(1)	$(1)	$(1)

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%	N/A	N/A
Additional information:
Accumulated benefit obligation—December 31	$30	$30	N/A	N/A
(Decrease) increase in minimum liability included in other comprehensive income	(3)	(45)	1	—

The allocation, by asset category, of the fair value of plan assets of the defined benefit pension plan at December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005

Equity securities	67%	66%
Fixed income securities	33%	34%

	100%	100%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the Company’s targeted allocation, by asset category, of the fair value of plan assets of the defined benefit pension plan is 45% to 77% equity securities, 30% to 52% fixed income securities and 0% to 6% real estate. To the extent that the actual allocation of plan assets differs from the targeted allocation, the Company will consider rebalancing the assets. The Company’s goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.

The net periodic benefit cost related to the defined benefit pension plan included the following components:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Service cost	$—	$—	$1
Interest cost	2	2	8
Expected return on plan assets	(2)	(1)	(7)
Amortization of the actuarial loss	1	1	3

Net periodic benefit cost	$1	$2	$5

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

		Expected
		Long-	Rate of
		Term	Compen-
	Discount	Return on	sation
	Rate	Assets	Increase

For the year ended December 31, 2006	5.50%	8.00%	4.50%
For the eleven months ended December 31, 2005	5.50%	8.25%	4.50%
For the month ended January 31, 2005	5.75%	8.25%	4.50%
For the year ended December 31, 2004	6.00%	8.50%	4.50%

The expense recorded for the OPEB plan during the years ended December 31, 2006, 2005 and 2004 was insignificant. The health care cost trend rate used to determine the postretirement benefit obligation as of December 31, 2006 was 9.0%. This rate decreases gradually to an ultimate rate of 5.0% as of December 31, 2011 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A 1% increase or decrease in assumed health care cost trend rates in each year would not have a material effect on the accumulated postretirement benefit obligation as of December 31, 2006 or the aggregate service and interest components of the net periodic postretirement benefit cost for the year then ended.

The assumed discount rate at December 31, 2006 is based on Moody’s Investors Service’s Aa rating for a bond portfolio with a duration similar to the duration of the liabilities in the defined benefit pension and OPEB plans at December 31, 2006.

The Company establishes its expected long-term return on assets considering various factors, which include targeted asset allocation percentages, historic returns and expected future returns. These factors are considered in the fourth quarter of the year preceding the year in which those assumptions are applied.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

		Other Post
	Pension	Employment
	Benefits	Benefits
	(In millions)

2007	$1	$—
2008	1	—
2009	1	—
2010	1	—
2011	1	—
2012 through 2016	9	1

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. The Company made contributions of $3 million and $6 million to the defined benefit pension plans during the years ended December 31, 2006 and 2005, respectively. The Company does not expect to make any contributions to its defined benefit plan during 2007.

16.	Income Taxes

The income tax provision consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Current:
Federal	$33	$50	$214
State	—	6	43
Foreign	1	6	6

	34	62	263

Deferred:
Federal	(29)	16	(167)
State	—	11	(17)
Foreign	5	(2)	(1)

	(24)	25	(185)

Provision for income taxes	$10	$87	$78

(Loss) income from continuing operations before income taxes and minority interest consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Domestic operations	$(22)	$147	$162
Foreign operations	18	12	10

(Loss) income from continuing operations before income taxes and minority interest	$(4)	$159	$172

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were comprised of the following:

	December 31,
	2006	2005
	(In millions)

Deferred income tax assets:
Accrued liabilities, provisions for losses and deferred income	$123	$76
Federal net operating loss carryforwards and credits	14	3
State net operating loss carryforwards and credits	74	58
Purchased mortgage servicing rights	32	54
Alternative minimum tax credit carryforward	46	23
Other	7	6

Deferred income tax assets	296	220
Valuation allowance	(63)	(62)

Deferred income tax assets, net of valuation allowance	233	158

Deferred income tax liabilities:
Unamortized mortgage servicing rights	564	535
Depreciation and amortization	395	379
Other	40	34

Deferred income tax liabilities	999	948

Net deferred income tax liability	$766	$790

The deferred income tax assets valuation allowances of $63 million and $62 million at December 31, 2006 and 2005, respectively, primarily relate to state net operating loss carryforwards. The valuation allowance will be reduced when and if the Company determines that it is more likely than not that all or a portion of the deferred income tax assets will be realized. The federal and state net operating loss carryforwards expire from 2022 to 2026 and from 2007 to 2026, respectively.

The Company has an alternative minimum tax credit of $46 million that is not subject to limitations. The credits existing at the time of the Spin-Off of $23 million were evaluated, and the appropriate actions were taken by Cendant and the Company to make the credits available to the Company after the Spin-Off. The Company has determined at this time that it can utilize all alternative minimum tax carryforwards in future years; therefore, no reserve or valuation allowance has been recorded.

No provision has been made for federal deferred income taxes on approximately $44 million of accumulated and undistributed earnings of the Company’s foreign subsidiaries at December 31, 2006 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred income tax liability for unremitted earnings is not practicable.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2006	2005	2004
	(In millions, except for percentages)

(Loss) income from continuing operations before income taxes and minority interest	$(4)	$159	$172
Statutory federal income tax rate	(35)%	35%	35%

Income taxes computed at statutory federal rate	$(1)	$56	$60
State and local income taxes, net of federal tax benefits	(5)	7	4
Contingency reserves	12	15	—
Changes in state apportionment factors	3	9	(6)
Changes in valuation allowance	1	1	18
Other	—	(1)	2

Provision for income taxes	$10	$87	$78

Calculated effective tax rate	249.1%	54.7%	45.3%

During the year ended December 31, 2006, the Company recorded income tax contingency reserves of $12 million and a net deferred income tax charge of $3 million representing the change in estimated deferred state income taxes for state apportionment factors, both of which significantly impacted its effective tax rate for that year. In addition, the Company recorded a state income tax benefit of $5 million. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction in 2006, there was a significant change in the 2006 state income tax effective rate (losses in jurisdictions with higher income tax rates, income in jurisdictions with lower income tax rates and near breakeven pre-tax results on a consolidated basis) in comparison to 2005.

During the year ended December 31, 2005, the Company recorded income tax contingency reserves of $15 million and a net deferred income tax charge related to the Spin-Off of $9 million representing the change in estimated deferred state income taxes for state apportionment factors, both of which significantly impacted its effective tax rate for that year.

During the year ended December 31, 2004, the Company recorded an $18 million increase in valuation allowances and a $6 million reduction of estimated deferred state income taxes for state apportionment factors, both of which significantly impacted its effective tax rate for that year.

In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”), more fully described in Note 17, “Commitments and Contingencies.”

17.	Commitments and Contingencies

Tax Contingencies

In connection with the Spin-Off, the Company and Cendant entered into the Amended Tax Sharing Agreement. The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company was included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Cendant 2006 Form 10-K”) (filed on March 1, 2007 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an Internal Revenue Service (“IRS”) audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2006 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

Legal Contingencies

The Company is party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below and in Note 26, “Subsequent Events,” the Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs seek to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) who purchased the Company’s Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereunder. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs. See Note 26, “Subsequent Events” for additional discussion of legal contingencies.

Due to the inherent uncertainties of litigation, and because these actions are at a preliminary stage, the Company cannot accurately predict the ultimate outcome of these matters at this time. The Company intends to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.4 billion as of December 31, 2006. In addition, the outstanding balance of loans sold with recourse by the Company was $584 million as of December 31, 2006.

As of December 31, 2006, the Company had a liability of $29 million, recorded in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of December 31, 2006, the Company provided such mortgage reinsurance for approximately $18.2 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $702 million as of December 31, 2006. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted Cash in the Consolidated Balance Sheet as of December 31, 2006. As of December 31, 2006, a liability of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17 million was recorded in Other liabilities in the Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments

As of December 31, 2006, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.9 billion. Additionally, as of December 31, 2006, the Company had commitments to fund open home equity lines of credit of $3.0 billion and construction loans of $58 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $4.0 billion of forward delivery commitments as of December 31, 2006 generally will be settled within 90 days of the individual commitment date.

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2006 were as follows:

Future
Minimum
Lease
Payments
(In millions)

2007	$23
2008	21
2009	19
2010	18
2011	17
Thereafter	113

$211

Commitments under capital leases as of December 31, 2006 and 2005 were not significant. The Company incurred rental expense of $35 million during each of the years ended December 31, 2006, 2005 and 2004.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments made by the Company as of December 31, 2006 were as follows:

Purchase
Commitments
(In millions)

2007	$22
2008	5
2009	—
2010	—
2011	—
Thereafter	—

$27

Of this aggregate amount, $9 million represented a contract for software services to be provided to the Company over the next two fiscal years. An additional $9 million included in the aggregate amount was associated with an outsource contract to provide payroll, benefits and human resources administration to the Company.

Indemnification of Cendant

In connection with the Spin-Off, the Company entered into a separation agreement with Cendant (the “Separation Agreement”), pursuant to which, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (i) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the Spin-Off, (c) all liabilities that relate to, or arise from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC (which changed its name to Chesapeake Finance Holdings LLC effective March 7, 2006), (d) any liabilities relating to the Company’s or its affiliates’ employees and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement; (ii) any breach by the Company or its affiliates of the Separation Agreement, the Amended Tax Sharing Agreement or the Transition Services Agreement and (iii) any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005, the information statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.

There are no specific limitations on the maximum potential amount of future payments to be made under this indemnification, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under this indemnification, if any, as the triggering events are not subject to predictability.

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, and the Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

18.	Stock-Related Matters

Stock Split

In connection with and in order to consummate the Spin-Off, on January 27, 2005, the Company’s Board of Directors authorized and approved a 52,684-for-one Common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The effect of this stock split is detailed in the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2005. All references to the number of shares of Common stock and earnings per share amounts in the Consolidated Balance Sheets, Consolidated Statements of Operations and Notes to Consolidated Financial Statements reflect this stock split.

Rights Agreement

The Company entered into the Rights Agreement, dated as of January 28, 2005, between the Company and The Bank of New York (the “Rights Agreement”) which entitles the Company’s stockholders to acquire shares of its Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of the Company’s outstanding Common stock or commences a tender offer for at least 15% of the Company’s Common stock, in each case, in a transaction that the Company’s Board of Directors does not approve. Under these limited circumstances, all of the Company’s stockholders, other than the person or group that caused the rights to become exercisable, would become entitled to effect discounted purchases of the Company’s Common stock which would significantly increase the cost of acquiring control of the Company without the support of the Company’s Board of Directors. See Note 26, “Subsequent Events” for a discussion of modifications made to the Rights Agreement.

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

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan agreements applicable to certain of the Company’s asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2006. These restrictions on net assets of certain subsidiaries, however, do not directly limit the Company’s ability to pay dividends from consolidated Retained earnings. As discussed in Note 14, “Debt and Borrowing Arrangements,” certain of the Company’s debt arrangements require maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit its ability to pay dividends. See Note 26, “Subsequent Events” for additional information regarding other potential restrictions on paying dividends.

New York Stock Exchange

On September 29, 2006, the Company received an extension to file its 2005 Form 10-K from the New York Stock Exchange (“NYSE”). This extension allowed for the continued listing of its Common stock through January 2, 2007, subject to review by the NYSE on an ongoing basis. The Company filed its 2005 Form 10-K with the SEC on November 22, 2006. See Note 26, “Subsequent Events” for a discussion of an additional notice received from the NYSE.

19.	Accumulated Other Comprehensive (Loss) Income

The after-tax components of Accumulated other comprehensive (loss) income were as follows:

		Unrealized
		(Losses) Gains	Minimum	Accumulated
	Currency	on Available-	Pension	Other
	Translation	for-Sale	Liability	Comprehensive
	Adjustment	Securities	Adjustment	(Loss) Income
	(In millions)

Balance at December 31, 2003	$12	$(1)	$(32)	$(21)
Change during 2004	9	2	(1)	10

Balance at December 31, 2004	21	1	(33)	(11)
Distributions of assets and liabilities to Cendant during 2005	(7)	—	31	24
Change during 2005	2	1	(4)	(1)

Balance at December 31, 2005	16	2	(6)	12
Change during 2006	(1)	—	2	1

Balance at December 31, 2006	$15	$2	$(4)	$13

All components of Accumulated other comprehensive (loss) income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

20.	Stock-Based Compensation

Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and RSUs. On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were converted into stock options and RSUs of the Company under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”). The conversion, which was accounted for as a modification, was based on maintaining the intrinsic value of each employee’s previous Cendant grants through an adjustment of both the number of stock options or RSUs and, in the case of stock options, the exercise price. This computation resulted in a change in the fair value of the stock option awards immediately prior to the conversion compared to immediately following the conversion, and accordingly, a $4 million charge was recorded during the year ended December 31, 2005, which was included in Spin-Off related expenses in the Consolidated Statement of Operations. The fair value of the stock options was estimated using the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsequent to the Spin-Off, certain Company employees were awarded stock-based compensation in the form of RSUs and stock options to purchase shares of the Company’s Common stock under the Plan. The stock option awards have a maximum contractual term of ten years after the grant date. Service-based stock awards vest solely upon the fulfillment of a service condition (i) ratably over four years from the grant date, (ii) four years after the grant date or (iii) ratably in each of years four through six after the grant date with the possibility of accelerated vesting of 25% of the total award in each of years one through four on the anniversary of the grant date if certain Company performance criteria are achieved. Performance-based stock awards require the fulfillment of a service condition and the achievement of certain Company performance criteria and vest ratably over four years from the grant date if both conditions are met. In addition, all outstanding and unvested stock options and RSUs vest immediately upon a change in control. (See Note 26, “Subsequent Events” for additional information regarding a potential change in control.) Additionally, the Company grants RSUs to its non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. The Company issues new shares of Common stock to employees and Directors to satisfy its stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. The maximum number of shares of PHH Common stock issuable under the Plan is 7,500,000, including those Cendant awards that were converted into PHH awards in connection with the Spin-Off.

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

The Company executed a Separation and Release Agreement (the “Separation and Release Agreement”) with its former Chief Financial Officer in September 2006. Under the terms of the Separation and Release Agreement, the former Chief Financial Officer retained the rights to his previously issued stock-based awards under their original terms through October 2009. This represented a modification of the awards and resulted in incremental compensation cost of approximately $1 million, which was recognized in Salaries and related expenses in the Consolidated Statement of Operations during the year ended December 31, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize stock option activity as follows:

Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	73,643	21.16
Forfeited or expired	(9,205)	21.16

Outstanding at December 31, 2006	64,438	$21.16	7.4	$—

Exercisable at December 31, 2006	9,204	$21.16	7.4	$—

Stock options vested and expected to vest(1)	9,204	$21.16	7.4	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,467,736	19.36
Granted due to modification(2)	142,030	18.72
Exercised	(65,520)	19.20
Forfeited or expired	(50,016)	20.73
Forfeited or expired due to modification(2)	(142,030)	18.72

Outstanding at December 31, 2006	3,352,200	$19.35	4.9	$32

Exercisable at December 31, 2006	2,531,506	$18.84	3.9	$25

Stock options vested and expected to vest(1)	3,230,815	$19.27	4.8	$31

Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in millions)

Outstanding at January 1, 2006	3,541,379	19.40
Granted due to modification(2)	142,030	18.72
Exercised	(65,520)	19.20
Forfeited or expired	(59,221)	20.80
Forfeited or expired due to modification(2)	(142,030)	18.72

Outstanding at December 31, 2006	3,416,638	$19.38	5.0	$32

Exercisable at December 31, 2006	2,540,710	$18.85	3.9	$25

Stock options vested and expected to vest(1)	3,240,019	$19.28	4.8	$31

(1)	All outstanding and unvested stock options vest immediately upon a change in control. See Note 26, “Subsequent Events” for additional information regarding a potential change in control.

(2)	Represents the modification of stock options in conjunction with the Separation and Release Agreement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to grant options with exercise prices at the then-current fair market value of the Company’s shares of Common stock. In 2005, in accordance with its policy at the time, the Company calculated the fair market value of its shares of Common stock for purposes of determining exercise prices for options granted by averaging the opening and closing share price for the Company’s Common stock for the day prior to the grant. As a result, all of the options granted by the Company during the year ended December 31, 2005 were granted at exercise prices that were less than the market price of the stock on the grant date. In 2006, the Company changed its policy for calculating the fair market value for purposes of determining exercise prices for options granted such that the fair market value is the closing share price for the Company’s Common stock on the date of grant.

The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2006 and 2005 was $11.81 and $7.84, respectively. The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2006(1)	2005

Expected life (in years)	2.6	5.6
Risk-free interest rate	4.75%	4.04%
Expected volatility	30.0%	30.0%
Dividend yield	—	—

(1)	For the stock options modified in conjunction with the Separation and Release Agreement, the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

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

The intrinsic value of options exercised was $1 million and $6 million during the years ended December 31, 2006 and 2005, respectively.

The tables below summarize RSU activity as follows:

Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	964,296	$21.55
Granted due to modification(1)	21,504	27.51
Forfeited	(52,196)	21.55
Forfeited or cancelled due to modification(1)	(21,504)	21.55

Outstanding at December 31, 2006	912,100	$21.69

RSUs expected to be converted into shares of Common stock(2)	140,408	$21.68

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	752,691	$24.14
Granted(3)	16,008	27.60
Granted due to modification(1)	15,031	27.51
Converted	(52,788)	21.55
Forfeited	(31,788)	24.65
Forfeited or cancelled due to modification(1)	(15,031)	23.26

Outstanding at December 31, 2006	684,123	$24.49

RSUs expected to be converted into shares of Common stock(2)	608,994	$24.42

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2006	1,716,987	$22.69
Granted(3)	16,008	27.60
Granted due to modification(1)	36,535	27.51
Converted	(52,788)	21.55
Forfeited	(83,984)	22.74
Forfeited or cancelled due to modification(1)	(36,535)	22.25

Outstanding at December 31, 2006	1,596,223	$22.89

RSUs expected to be converted into Common stock(2)	749,402	$23.91

(1)	Represents the modification of RSUs in conjunction with the Separation and Release Agreement.

(2)	All outstanding and unvested RSUs vest immediately upon a change in control. See Note 26, “Subsequent Events” for additional information regarding a potential change in control.

(3)	These grants are comprised entirely of RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.

For RSUs converted from Cendant RSUs to the Company’s RSUs in connection with the Spin-Off, the fair value used to calculate the weighted-average grant-date fair value presented above is $21.55 per RSU, which was the opening price of the Company’s Common stock on February 1, 2005. The original weighted-average grant-date fair value of the Cendant RSUs that were converted to the Company’s RSUs, after applying the conversion ratio, was $18.88 per RSU. The weighted-average grant-date fair value per RSU for awards granted during the years ended December 31, 2006 and 2005 was $27.54 and $25.53, respectively. The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2006 and 2005 was $1 million and $6 million, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes expense recognized related to stock-based compensation arrangements during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Stock-based compensation expense	$9	$12	$7
Income tax benefit related to stock-based compensation expense	(4)	(5)	(3)

Stock-based compensation expense, net of income taxes	$5	$7	$4

As of December 31, 2006, there was $26 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. See Note 26, “Subsequent Events” for additional information regarding a potential change in control. As of December 31, 2006, there was $8 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 3.5 years.

21.	Fair Value of Financial Instruments

The fair value of financial instruments is based on estimates using present value or other valuation techniques, as appropriate, when market values resulting from trading on a national securities exchange or in an over-the-counter market are not available. The carrying amounts of Cash and cash equivalents, Restricted cash, Accounts receivable, net and Accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of all financial instruments were as follows:

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Cash and cash equivalents	$123	$123	$107	$107
Restricted cash	559	559	497	497
Mortgage loans held for sale, net	2,936	2,943	2,395	2,399
Mortgage servicing rights, net	1,971	1,971	1,909	1,909
Investment securities	35	35	41	41
Derivatives:
Derivatives related to mortgage servicing rights	56	56	73	73
Commitments to fund mortgages	3	3	6	6
Interest rate and other swaps	19	19	28	28
Forward delivery commitments	7	7	4	4
Option contracts	3	3	7	7
Liabilities:
Debt	7,647	7,689	6,744	6,828
Derivatives:
Derivatives related to mortgage servicing rights	56	56	29	29
Commitments to fund mortgages	6	6	4	4
Interest rate and other swaps	41	41	50	50
Forward delivery commitments	10	10	13	13
Option contracts	3	3	7	7

22.	Related Party Transactions

Spin-Off from Cendant

Prior to the Spin-Off, the Company entered into various agreements with Cendant and Cendant’s real estate services division in connection with the Spin-Off (collectively, the “Spin-Off Agreements”), including: (i) the Mortgage Venture Operating Agreement, the related trademark license agreements with PHH Mortgage (the “PHH Mortgage Trademark License Agreement”) and the Mortgage Venture (the “Mortgage Venture Trademark License Agreement”) (collectively, the “Trademark License Agreements”), the management services agreement between the Mortgage Venture and PHH Mortgage (the “Management Services Agreement”), the marketing agreement between PHH Mortgage and Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. (the “Marketing Agreement”) and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cartus; (ii) the Strategic Relationship Agreement; (iii) the Separation Agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant; (iv) the Amended Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters and (v) the Transition Services Agreement governing certain continuing arrangements between the Company and Cendant to provide for the transition of the Company from a wholly owned subsidiary of Cendant to an independent, publicly traded company.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, prior to and as part of the Spin-Off, Cendant made a cash contribution to the Company of $100 million and the Company distributed assets net of liabilities of $593 million to Cendant. Such amount included the historical cost of the net assets of the Company’s former relocation and fuel card businesses, certain other assets and liabilities per the Spin-Off Agreements and the net amount of forgiveness of certain payables and receivables, including income taxes, between the Company, its former relocation and fuel card businesses and Cendant.

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of PHH, PHH Broker Partner or any other affiliate of PHH with a direct or indirect ownership interest in the Mortgage Venture involving certain specified parties (see Note 26, “Subsequent Events” for additional information regarding a potential change in control);

▪	a material breach, not cured within the requisite cure period, by the Company or its affiliates of the representations, warranties, covenants or other agreements under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements, the Management Services Agreement and certain other agreements entered into in connection with the Spin-Off;

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of PHH or PHH Mortgage or

▪	any act or omission by PHH that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

As defined in the Mortgage Venture Operating Agreement, a “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture, and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate of the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above, or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.

In addition, beginning on February 1, 2015, Realogy Venture Partner may terminate the Mortgage Venture Operating Agreement at any time by giving two years’ notice to the Company. Upon termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner, Realogy will have the option either to require that PHH purchase Realogy’s interest in the Mortgage Venture at fair value, plus, in certain cases, liquidated damages, or to cause the Company to sell its interest in the Mortgage Venture to a third party designated by Realogy at fair value plus, in certain cases, liquidated damages. In the case of a termination by Realogy following a change in control of PHH, the Company may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by the greater of (i) the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement or (ii) two years. See Note 26, “Subsequent Events” for additional information regarding a potential change in control.

The Company has the right to terminate the Mortgage Venture Operating Agreement upon, among other things, a material breach by Realogy of a material provision of the Mortgage Venture Operating Agreement, in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which case the Company has the right to purchase Realogy’s interest in the Mortgage Venture at a price derived from an agreed-upon formula based upon fair market value (which is determined with reference to that trailing 12 months earnings before interest, taxes, depreciation and amortization (“EBITDA”)) for the Mortgage Venture and the average market EBITDA multiple for mortgage banking companies.

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

Corporate Expenses and Dividends

Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility-related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million and $32 million during the years ended December 31, 2005 and 2004, respectively. As described above, in connection with the Spin-Off, certain payables and receivables between Cendant and the Company were forgiven.

During the year ended December 31, 2004, the Company paid Cendant $140 million (or $2.66 per share after giving effect to the 52,684-for-one stock split effected January 28, 2005) of cash dividends. The Company did not pay cash dividends to Cendant during the year ended December 31, 2005. During the year ended December 31, 2004, the Company transferred a subsidiary owned by STARS to a wholly owned subsidiary of Cendant not within the Company’s ownership structure. The net assets of the subsidiary transferred were $16 million.

Certain Business Relationships

James W. Brinkley, one of the Company’s Directors, became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup Inc.’s acquisition of Legg Mason Wood Walker, Incorporated in December 2005. The Company has certain relationships with the Corporate and Investment Banking segment of Citigroup Inc. (“Citigroup”), including financial services, commercial banking and other transactions. The fees paid to Citigroup, including interest expense, were approximately $37 million and $3 million during the years ended December 31, 2006 and 2005, respectively. Citigroup is a lender, along with various other lenders, in several of the Company’s credit facilities. The Company’s indebtedness to Citigroup was $843 million and $100 million as of December 31, 2006 and 2005, respectively, and was made in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans. In addition, the Company executed derivative transactions through Citigroup during the years ended December 31, 2006 and 2005 with total notional amounts of $5.2 billion and $5.4 billion, respectively. These derivative transactions were entered into in the ordinary course of business through a competitive bid process.

23.	Segment Information

The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.

Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provisions and after Minority interest in income (loss) of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to interim marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These interim marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the Marketing Agreement thereafter govern the manner in which the Mortgage Venture and PHH Mortgage are recommended by Realogy.

The Company’s segment results were as follows:

	Year Ended December 31, 2006
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)	Total
	(In millions)

Net revenues	$329	$131	$460	$1,830	$(2)	$2,288
Segment (loss) profit(2)	(152)	44	(108)	102	—	(6)
Interest income	184	181	365	17	(2)	380
Interest expense	184	86	270	197	(2)	465
Depreciation on operating leases	—	—	—	1,228	—	1,228
Other depreciation and amortization	21	2	23	13	—	36
Assets of continuing operations	3,226	2,641	5,867	4,868	25	10,760

	Year Ended December 31, 2005
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(3)	Total
	(In millions)

Net revenues	$524	$236	$760	$1,711	$—	$2,471
Segment (loss) profit(2)	(17)	140	123	80	(43)	160
Interest income	182	120	302	11	—	313
Interest expense	146	63	209	139	—	348
Amortization of MSRs	—	433	433	—	—	433
Depreciation on operating leases	—	—	—	1,180	—	1,180
Other depreciation and amortization	17	9	26	14	—	40
Assets of continuing operations	2,640	2,555	5,195	4,716	54	9,965

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total
	(In millions)

Net revenues	$700	$119	$819	$1,578	$—	$2,397
Segment profit(2)	109	12	121	48	3	172
Interest income	158	57	215	6	—	221
Interest expense	99	46	145	105	—	250
Amortization of MSRs	—	285	285	—	—	285
Depreciation on operating leases	—	—	—	1,124	—	1,124
Other depreciation and amortization	21	11	32	12	—	44
Assets of continuing operations	2,797	2,242	5,039	4,409	170	9,618

(1)	Net revenues reported under the heading Other for the year ended December 31, 2006 represent the elimination of $2 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment (loss) profit by the elimination of $2 million of intersegment expense recorded by the Fleet Management Services segment.

(2)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(4)	$159	$172
Minority interest in income (loss) of consolidated entities, net of income taxes	2	(1)	—

Segment (loss) profit	$(6)	$160	$172

(3)	Segment loss reported under the heading Other for the year ended December 31, 2005 was primarily Spin-Off related expenses.

The Company’s operations are substantially located in the U.S.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Discontinued Operations

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2006 and 2005.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In millions, except per share data)

Net revenues	$549	$589	$535	$615
Income (loss) from continuing operations before income taxes and minority interest	1	24	(31)	2
(Loss) income from continuing operations before minority interest	(12)	2	(6)	2
Net (loss) income	(11)	1	(7)	1
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.20)	$0.01	$(0.13)	$0.03
Net (loss) income	(0.20)	0.01	(0.13)	0.03
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.20)	$0.01	$(0.13)	$0.03
Net (loss) income	(0.20)	0.01	(0.13)	0.03

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In millions, except per share data)

Net revenues	$617	$584	$650	$620
Income from continuing operations before income taxes and minority interest	36	24	83	16
Income (loss) from continuing operations before minority interest	13	18	48	(7)
Net income (loss)	12	18	48	(6)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$0.34	$0.91	$(0.12)
Net income (loss)	0.22	0.34	0.91	(0.12)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.24	$0.34	$0.90	$(0.12)
Net income (loss)	0.22	0.34	0.90	(0.12)

26.	Subsequent Events

On January 22, 2007, Standard & Poor’s removed the Company’s debt ratings from CreditWatch Negative and downgraded its rating on the Company’s senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under the Company’s Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement. After the downgrade, borrowings under the Company’s Amended Credit Facility and Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. In addition, the Amended Credit Facility’s and the Supplemental Credit Facility’s per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. Borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin over LIBOR and the facility fee under the Company’s Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

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

On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell the mortgage operations of the Company to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. On March 14, 2007, prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement. The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to approval by the Company’s stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, the Company’s stockholders will receive $31.50 per share in cash and shares of the Company’s Common stock will no longer be listed on the NYSE. The Merger Agreement contains certain restrictions on the Company’s ability to incur new indebtedness and to pay dividends on its Common stock as well as on the payment of intercompany dividends by certain of its subsidiaries without the prior written consent of GE.

In connection with the Merger, on March 14, 2007, the Company and its subsidiaries, PHH Mortgage and PHH Broker Partner, entered into a Consent and Amendment (the “Consent”) with TM Acquisition Corp., PHH Home Loans and Realogy’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc., Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provides for the following: (i) consents from the parties under the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Management Services Agreement, the Trademark License Agreements and the Marketing Agreement (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of the Realogy Spin-Off and certain other amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. The amendments to the Realogy Agreements effected pursuant to the Consent will be effective immediately prior to the closing of the sale of the Company’s mortgage operations to Blackstone immediately following the completion of the Merger. The provisions of the Consent will terminate and be void in

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the event that either the Merger Agreement or the agreement for the sale of the Company’s mortgage operations is terminated.

Following the announcement of the Merger in March 2007, two purported class actions were filed against the Company and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs seek to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) holding the Company’s Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On April 5, 2007, the defendants moved to dismiss the plaintiffs’ claims.

On March 15, 2007, following the announcement of the Merger, the Company’s senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investors Service, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on the Company’s senior unsecured long-term debt and other debt will not change in the future.

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

On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the consolidated financial statements of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated May 24, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the Merger Agreement entered into on March 15, 2007); such consolidated financial statements and report are included elsewhere in this Form 10-K. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in Items 8 and 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 of Schedule I—Condensed Financial Information of Registrant, on March 15, 2007, the Company entered into a Merger Agreement.

/s/  Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 24, 2007

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Net revenues from consolidated subsidiaries	$126	$94	$118

Expenses:
Salaries and related expenses	12	7	5
Interest expense	147	127	107
Interest income	(6)	(5)	(2)
Other operating expenses	39	15	16
Spin-Off related expenses	—	41	—

Total expenses	192	185	126

Loss from continuing operations before income taxes and equity in earnings of subsidiaries	(66)	(91)	(8)
Benefit from income taxes	26	35	3

Loss from continuing operations before equity in earnings of subsidiaries	(40)	(56)	(5)
Equity in earnings of subsidiaries	24	128	217

Net (loss) income	$(16)	$72	$212

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$11	$7
Due from consolidated subsidiaries	1,209	1,095
Investment in consolidated subsidiaries	2,589	2,560
Other assets	216	201

Total assets	$4,025	$3,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$2,072	$1,883
Due to consolidated subsidiaries	351	366
Other liabilities	87	93

Total liabilities	2,510	2,342

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	961	983
Retained earnings	540	556
Accumulated other comprehensive income	13	12
Deferred compensation	—	(31)

Total stockholders’ equity	1,515	1,521

Total liabilities and stockholders’ equity	$4,025	$3,863

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

Net cash (used in) provided by operating activities of continuing operations	$(2)	$(62)	$8

Cash flows from investing activities of continuing operations:
Investment in consolidated subsidiaries	(6)	—	—
Dividends from consolidated subsidiaries	7	23	8
Other, net	—	(26)	—

Net cash provided by (used in) investing activities of continuing operations	1	(3)	8

Cash flows from financing activities of continuing operations:
Net cash (used in) provided by consolidated subsidiaries	(137)	(125)	307
Contribution from (dividend to) parent	—	100	(140)
Net (decrease) increase in short-term borrowings	(220)	449	(37)
Proceeds from borrowings	1,645	890	—
Principal payments on borrowings	(1,275)	(1,421)	(72)
Other, net	(8)	9	(3)

Net cash provided by (used in) financing activities of continuing operations	5	(98)	55

Net increase (decrease) in cash from continuing operations	4	(163)	71
Cash and cash equivalents at beginning of period	7	170	99

Cash and cash equivalents at end of period	$11	$7	$170

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

1.	Debt and Borrowing Arrangements

The following table summarizes the components of PHH Corporation’s unsecured indebtedness:

	December 31,
	2006	2005
	(In millions)

Term notes	$646	$1,136
Commercial paper	411	747
Borrowings under credit facilities	1,015	—

	$2,072	$1,883

Unsecured Debt

Term Notes

The outstanding carrying value of term notes at December 31, 2006 and 2005 consisted of $646 million and $1.1 billion, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. (the “MTN Indenture Trustee”). During 2006, PHH Corporation concluded a tender offer and consent solicitation (the “Offer”) for MTNs issued under the MTN Indenture. PHH Corporation received consents on behalf of $585 million and tenders and consents on behalf of $416 million of the aggregate notional principal amount of the $1.1 billion of the MTNs. Borrowings of $415 million were drawn under PHH Corporation’s Tender Support Facility (defined and described below) to fund the bulk of the tendered MTNs. As of December 31, 2006, the outstanding MTNs were scheduled to mature between January 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of both December 31, 2006 and 2005 was 6.8%.

Commercial Paper

PHH Corporation’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. PHH Corporation had unsecured commercial paper obligations of $411 million and $747 million as of December 31, 2006 and 2005, respectively. This commercial paper is fixed-rate and matures within 270 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2006 and 2005 was 5.7% and 4.7%, respectively.

Credit Facilities

As of December 31, 2005, PHH Corporation was party to a $1.25 billion Three Year Competitive Advance and Revolving Credit Agreement (the “Credit Facility”), dated as of June 28, 2004 and amended as of December 21, 2004, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. On January 6, 2006, PHH Corporation entered into the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, which increased the capacity of the Credit Facility from $1.25 billion to $1.30 billion, extended the termination date from June 28, 2007 to January 6, 2011 and created a Canadian sub-facility, which is available to PHH Corporation’s Fleet Management Services operations in Canada. Borrowings under the Amended Credit Facility were $400 million as of December 31, 2006. There were no borrowings under the Credit Facility as of December 31, 2005.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

Pricing under the Credit Facility was based on PHH Corporation’s senior unsecured long-term debt credit ratings and, as of December 31, 2005, bore interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 60 basis points (“bps”). The Credit Facility also required PHH Corporation to pay a per annum facility fee of 15 bps and a per annum utilization fee of 12.5 bps if its usage exceeded 33% of the aggregate commitments under the Credit Facility. Pricing under the Amended Credit Facility is also based upon PHH Corporation’s senior unsecured long-term debt ratings. If the ratings on PHH Corporation’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires PHH Corporation to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

On April 6, 2006, PHH Corporation entered into a $500 million unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. Pricing under the Supplemental Credit Facility is based upon PHH Corporation’s senior unsecured long-term debt ratings. If the ratings on PHH Corporation’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Supplemental Credit Facility. Borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Supplemental Credit Facility also requires PHH Corporation to pay per annum utilization fees if its usage exceeds 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. PHH Corporation was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006.

On July 21, 2006, PHH Corporation entered into a $750 million unsecured credit agreement (the “Tender Support Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that was scheduled to expire on April 5, 2007. The Tender Support Facility provided $750 million of capacity solely for the repayment of the MTNs, and was put in place in conjunction with the Offer. Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility is based upon PHH Corporation’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under this agreement, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. Borrowings under this agreement bore interest at LIBOR plus a margin of 60 bps on or before December 14, 2006 and 75 bps from December 15, 2006 until Standard & Poor’s downgraded its rating on PHH Corporation’s senior unsecured long-term debt on January 22, 2007. The Tender Support Facility also required PHH Corporation to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps prior to the downgrade. In addition, PHH Corporation paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility.

See Note 3, “Subsequent Events” for a discussion of modifications made to PHH Corporation’s unsecured credit facilities and the effects of changes in PHH Corporation’s senior unsecured long-term debt ratings after December 31, 2006.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table provides the contractual maturities of PHH Corporation’s indebtedness at December 31, 2006:

Unsecured
Debt
(In millions)

Within one year	$1,058
Between one and two years	195
Between two and three years	—
Between three and four years	5
Between four and five years	400
Thereafter	414

$2,072

As of December 31, 2006, available funding under PHH Corporation’s unsecured committed credit facility consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Unsecured committed credit facilities(2)	$2,478	$1,428	$1,050

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $411 million which fully supports the outstanding unsecured commercial paper issued by PHH Corporation as of December 31, 2006. Under PHH Corporation’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects $2 million of letters of credit issued under the Amended Credit Facility. See Note 3, “Subsequent Events” for information regarding changes in PHH Corporation’s capacity under unsecured committed credit facilities after December 31, 2006.

Beginning on March 16, 2006, access to PHH Corporation’s shelf registration statement for public debt issuances was no longer available due to its non-current filing status with the Securities and Exchange Commission (“SEC”).

Debt Covenants

Certain of PHH Corporation’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility require that PHH Corporation maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that PHH Corporation maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts PHH Corporation from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2006, PHH Corporation was in compliance with all of its financial covenants related to its debt arrangements, except that it did not deliver its financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to the MTN Indenture Trustee by

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

December 31, 2006 pursuant to the terms of Supplemental Indenture No. 4 (defined and described below). PHH Corporation did not receive a notice of default and subsequently delivered these financial statements on or before April 11, 2007.

Under many of PHH Corporation’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), PHH Corporation is required to provide consolidated and/or subsidiary-level audited annual financial statements, unaudited quarterly financial statements and related documents. The delay in completing the 2005 audited financial statements, the restatement of financial results for periods prior to the quarter ended December 31, 2005 and the delays in completing the unaudited quarterly financial statements for 2006, the 2006 audited annual financial statements and the unaudited quarterly financial statements for the quarter ended March 31, 2007 created the potential for breaches under certain of the Financing Agreements for failure to deliver the financial statements and/or documents by specified deadlines, as well as potential breaches of other covenants.

On March 17, 2006, PHH Corporation obtained a waiver under its Amended Credit Facility which extended the deadlines for the delivery of the 2005 annual audited financial statements, the unaudited financial statements for the quarter ended March 31, 2006 and related documents to June 15, 2006 and waived certain other potential breaches.

On May 26, 2006, PHH Corporation obtained waivers under its Supplemental Credit Facility and its Amended Credit Facility which extended the deadlines for the delivery of the 2005 annual audited financial statements, the unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 and related documents to September 30, 2006 and waived certain other potential breaches.

Upon receipt of the required consents related to the Offer on September 14, 2006, Supplemental Indenture No. 4 to the MTN Indenture (“Supplemental Indenture No. 4”), dated August 31, 2006, between PHH Corporation and the MTN Indenture Trustee became effective. Supplemental Indenture No. 4 extended the deadline for the delivery of PHH Corporation’s financial statements for the year ended December 31, 2005, the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 31, 2006. In addition, Supplemental Indenture No. 4 provided for the waiver of all defaults that occurred prior to August 31, 2006 relating to PHH Corporation’s financial statements and other delivery requirements.

On September 19, 2006, PHH Corporation obtained waivers under the Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility which extended the deadline for the delivery of the 2005 annual audited financial statements and related documents to November 30, 2006. The waivers also extended the deadline for the delivery of the unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and related documents to December 29, 2006.

During the fourth quarter of 2006, PHH Corporation obtained additional waivers under the Amended Credit Facility, the Supplemental Credit Facility and the Tender Support Facility which waived certain potential breaches of covenants under those instruments and extended the deadlines (the “Extended Deadlines”) for the delivery of its financial statements and related documents to the various lenders under those instruments. With respect to the delivery of PHH Corporation’s quarterly financial statements for the quarters ended March 31, 2006 and June 30, 2006, the Extended Deadline was March 30, 2007. PHH Corporation’s financial statements for the quarters ended March 31, 2006 and June 30, 2006 were filed with the SEC on March 30, 2007. The Extended Deadline for the delivery of PHH Corporation’s quarterly financial statements for the quarter ended September 30, 2006 was April 30, 2007. PHH Corporation’s financial statements for the quarter ended September 30, 2006 were filed with the SEC on April 11, 2007. The Extended Deadline for the delivery of PHH Corporation’s financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is June 29, 2007.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

PHH Corporation intends to deliver its financial statements for the quarter ended March 31, 2007 on or before June 29, 2007. PHH Corporation may require additional waivers in the future if it is unable to meet the deadlines for the delivery of its financial statements. If PHH Corporation is not able to deliver its financial statements by the deadlines, it intends to negotiate with the lenders and trustees to the Financing Agreements to extend the existing waivers. If PHH Corporation is unable to obtain sufficient extensions and financial statements are not delivered timely, the lenders have the right to demand payment of amounts due under the Financing Agreements either immediately or after a specified grace period. In addition, because of cross-default provisions, amounts owed under other borrowing arrangements may become due.

Under certain of the Financing Agreements, the lenders or trustees have the right to notify PHH Corporation if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given with respect to the delivery of PHH Corporation’s financial statements, PHH Corporation believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of PHH Corporation’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements. PHH Corporation has not yet delivered its financial statements for the quarter ended March 31, 2007 to the MTN Indenture Trustee, which are required to be delivered no later than May 25, 2007 under the MTN Indenture. As a result of PHH Corporation’s failure to deliver these financial statements, the MTN Indenture Trustee could provide it with a notice of default. In the event that PHH Corporation receives such notice, it would have 90 days from receipt to cure this default or to seek additional waivers of the financial statement delivery requirements under the MTN Indenture.

PHH Corporation also obtained certain waivers and may need to seek additional waivers extending the date for the delivery of the financial statements of its subsidiaries and other documents related to such financial statements to certain regulators, investors in mortgage loans and other third parties in order to satisfy state mortgage licensing regulations and certain contractual requirements. PHH Corporation will continue to seek similar waivers as may be necessary in the future.

There can be no assurance that any additional waivers will be received on a timely basis, if at all, or that any waivers obtained, including the waivers PHH Corporation has already obtained, will be obtained on reasonable terms or will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on its business operations. The failure to obtain such waivers could have a material and adverse effect on PHH Corporation’s business, liquidity and financial condition.

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

On January 22, 2007, Standard & Poor’s removed PHH Corporation’s debt ratings from CreditWatch Negative and downgraded its rating on PHH Corporation’s senior unsecured long-term debt to BBB-. As a result, the fees and interest rates on borrowings under PHH Corporation’s Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility increased pursuant to the terms of each agreement. After the downgrade, borrowings under

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

PHH Corporation’s Amended Credit Facility and Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. In addition, the Amended Credit Facility’s and the Supplemental Credit Facility’s per annum utilization and facility fees were increased to 12.5 bps and 15 bps, respectively. Borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. In the event that both of PHH Corporation’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under PHH Corporation’s Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

On February 22, 2007, the Supplemental Credit Facility and the Tender Support Facility were amended to extend their expiration dates to December 15, 2007, reduce total commitments to $200 million and $415 million, respectively, and modify the interest rates paid on outstanding borrowings. Pricing under these facilities is based upon PHH Corporation’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. If those ratings are not equivalent to each other, the higher credit rating assigned by them determines pricing under the agreements, unless there is more than one rating level difference between the two ratings, in which case the rating one level below the higher rating is applied. As a result of these amendments, borrowings under the Supplemental Credit Facility and the Tender Support Facility bear interest at LIBOR plus a margin of 82.5 bps and 100 bps, respectively. The Supplemental Credit Facility also has a per annum facility fee of 17.5 bps. The amendments eliminated the per annum utilization fee under the Supplemental Credit Facility and the per annum commitment fee under the Tender Support Facility. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively, and the margin over LIBOR under the Tender Support Facility would become 150 bps.

On March 15, 2007, PHH Corporation entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell the mortgage operations of PHH Corporation to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. On March 14, 2007, prior to the execution of the Merger Agreement, PHH Corporation entered into an amendment to the Rights Agreement, dated as of January 28, 2005, between PHH Corporation and The Bank of New York (the “Rights Agreement”). The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement. The Merger is subject to approval by PHH Corporation’s stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, PHH Corporation’s stockholders will receive $31.50 per share in cash and shares of PHH Corporation’s Common stock will no longer be listed on the New York Stock Exchange (the “NYSE”). The Merger Agreement contains certain restrictions on PHH Corporation’s ability to incur new indebtedness and to pay dividends on its Common stock as well as on the payment of intercompany dividends by certain of its subsidiaries without the prior written consent of GE.

In connection with the Merger, on March 14, 2007, PHH Corporation and its subsidiaries, PHH Mortgage Corporation (“PHH Mortgage”) and PHH Broker Partner Corporation (“PHH Broker Partner”), entered into a Consent and Amendment (the “Consent”) with TM Acquisition Corp., PHH Home Loans, LLC (“PHH Home Loans”) and Realogy Corporation’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc. (“Realogy Venture Partner”), Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provides for the following: (i) consents from the parties under (a) the operating agreement of PHH Home Loans between PHH Broker Partner and Realogy Venture Partner, (b) the strategic relationship agreement between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Corporation (“Realogy”) and Cendant Corporation (“Cendant”), (c) the management services agreement between PHH Home Loans and PHH Mortgage, (d) the

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

trademark license agreement between certain Realogy subsidiaries and PHH Mortgage, (e) the trademark license agreement between certain Realogy subsidiaries and PHH Home Loans and (f) the marketing agreement between PHH Mortgage and certain Realogy subsidiaries (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of the Realogy Spin-Off and certain other amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. The amendments to the Realogy Agreements effected pursuant to the Consent will be effective immediately prior to the closing of the sale of PHH Corporation’s mortgage operations to Blackstone immediately following the completion of the Merger. The provisions of the Consent will terminate and be void in the event that either the Merger Agreement or the agreement for the sale of PHH Corporation’s mortgage operations is terminated.

Following the announcement of the Merger in March 2007, two purported class actions were filed against PHH Corporation and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs seek to represent an alleged class consisting of all persons (other than PHH Corporation’s officers and Directors and their affiliates) holding PHH Corporation’s Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On April 5, 2007, the defendants moved to dismiss the plaintiffs’ claims.

On March 15, 2007, following the announcement of the Merger, PHH Corporation’s senior unsecured long-term debt ratings were placed under review for upgrade by Moody’s Investors Service, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. There can be no assurance that the ratings and ratings outlooks on PHH Corporation’s senior unsecured long-term debt and other debt will not change in the future.

On March 19, 2007, PHH Corporation received notice from the NYSE that it would be subject to the procedures specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual as a result of not meeting the deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Section 802.01E of the NYSE’s Listed Company Manual provides, among other things, that the NYSE will monitor PHH Corporation and the filing status of its 2006 Form 10-K. In addition, PHH Corporation concluded that it did not satisfy the requirements of Section 203.01 of the NYSE Listed Company Manual as a result of the delay in filing its 2006 Form 10-K.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PHH CORPORATION AND SUBSIDIARIES
(In millions)

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Year Ended December 31, 2006:
Deferred tax asset valuation allowance	$62	$1	$—	$—		$63
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	86	1	—	(25	)(1)	62
Year Ended December 31, 2004:
Deferred tax asset valuation allowance	88	18	—	(20	)(2)	86

(1)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating loss carryforwards with corresponding reductions in valuation allowances.

(2)	Expired state net operating loss carryforwards and changes in the state tax apportionment factor resulted in corresponding reductions in valuation allowances during the year ended December 31, 2004.

PHH CORPORATION
(In millions)

		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Year Ended December 31, 2006:
Deferred tax asset valuation allowance	$6	$—	$—		$—		$6
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	9	—	5	(3)	(8	)(1)	6
Year Ended December 31, 2004:
Deferred tax asset valuation allowance	11	1	—		(3	)(2)	9

(1)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating loss carryforwards with corresponding reductions in valuation allowances.

(2)	Expired state net operating loss carryforwards and changes in the state tax apportionment factor resulted in corresponding reductions in valuation allowances during the year ended December 31, 2004.

(3)	Intercompany transfer resulting from corporate restructuring in connection with the spin-off from Cendant Corporation during the year ended December 31, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) within the statutory time period, management concluded that our disclosure controls and procedures were not effective as of December 31, 2006, and management further expects that our disclosure controls and procedures will not be effective for our quarterly and annual reporting periods in 2007.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, where necessary, so that our consolidated financial statements for all accounting periods beginning with the year ended December 31, 2002 and through the year ended December 31, 2006, including quarterly periods, and the Selected Financial Data for all accounting periods, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures included, among other things, validating data to independent source documentation; reviewing our existing contracts to determine proper financial reporting and performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary and appropriate for our business, but cannot provide assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management utilized substantial internal resources and engaged outside consultants to assist in various aspects of its assessment and compliance efforts. Based on the material weaknesses identified below, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. A “material weakness” is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In connection with management’s assessment of our internal control over financial reporting, we identified six material weaknesses in our internal control over financial reporting as of December 31, 2006:

I. We did not have adequate controls in place to establish and maintain an effective control environment. Specifically, we identified the following deficiencies that in the aggregate constituted a material weakness:

▪	We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting obligations.

▪	We did not maintain sufficient, formalized and consistent finance and accounting policies nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations.

▪	We did not establish and maintain adequate segregation of duties, assignments and delegation of authority with clear lines of communication and system access controls to provide reasonable assurance that we were in compliance with existing policies and procedures.

▪	We did not establish an adequate enterprise-wide risk assessment process, including an assessment of risk related to fraud.

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

IV. We did not design and maintain effective controls over accounting for income taxes. Specifically, we identified the following deficiencies in the process of accounting for income taxes that in the aggregate constituted a material weakness:

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

V. We did not design and maintain effective controls over accounting for human resources and payroll processes (“HR Processes”). Specifically, we identified the following deficiencies in the process of accounting for HR Processes that in the aggregate constituted a material weakness:

▪	We did not maintain effective controls over HR Processes, including reconciliation, monitoring and reporting processes performed by us and third-party service providers.

▪	We did not maintain effective controls over funding authorization for payroll processes.

▪	We did not maintain formal, written policies and procedures governing the HR Processes.

VI. We did not design and maintain effective controls over accounting for expenditures. Specifically, we identified the following deficiencies in the process of accounting for expenditures that in the aggregate constituted a material weakness:

▪	We did not maintain effective controls to provide reasonable assurance that our vendor accounts were properly established, updated and authorized and that our vendor invoices were properly approved.

▪	We did not maintain sufficient evidence of the regular performance of account reconciliations and management expenditure reviews.

Because of the material weaknesses identified above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the Internal Control—Integrated Framework issued by COSO. Deloitte & Touche LLP, our independent registered public accounting firm has issued an attestation report on our assessment of internal control over financial reporting and expressed an adverse opinion on the effectiveness of internal control over financial reporting included in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. It is management’s goal to remediate as many material weaknesses as feasible in 2007, but we expect that we will need to continue our remediation efforts into 2008. Items I through IV above, which were previously identified by management as material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), remained material weaknesses as of December 31, 2006 due, in part, to the significant amount of time required to complete and file our 2005 Form 10-K. Items V and VI were identified as material weaknesses by management as of December 31, 2006. The following paragraphs describe changes in our internal control over financial reporting as a result of our remediation efforts as of December 31, 2006:

▪	In our 2005 Form 10-K, we identified a material weakness related to derivatives. As part of management’s assessment as of December 31, 2005, we determined that we did not maintain effective controls, including policies and procedures, over accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In order to remediate this material weakness, we implemented and updated our policies and procedures relating to the monitoring of derivative transactions, the review and determination of the proper accounting treatment for derivative financial instruments as well as properly documenting compliance with such policies and procedures. These remediation measures were tested and determined to be effective through management’s assessment of internal control over financial reporting as of December 31, 2006.

▪	We are working to remediate the six material weaknesses identified above and have undertaken the following actions to remediate the material weakness in our control environment as described below:

•	As of December 31, 2005, management identified certain deficiencies in our internal control over financial reporting related to our internal audit function. During 2006, we replaced the head of our internal audit department and retained a big four accounting firm to serve as our internal audit co-source provider for 2006.

•	As of December 31, 2005, management identified certain deficiencies in our internal control over financial reporting related to senior management maintaining the proper tone as to internal control over financial reporting. During 2006, we formed a SOX steering committee to implement and oversee the 2006 SOX assessment process, retained one big four accounting firm to serve as our internal audit co-source provider and another to serve as our SOX advisor, initiated periodic communications from senior management regarding the importance of adherence to internal controls and company policies, expanded our Disclosure Committee and developed a management confirmation process regarding the results of the SOX assessment.

Unless otherwise noted, the remediation efforts identified above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. We do not expect that our internal control over financial reporting will be effective for our quarterly and annual reporting periods in 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, we hired additional professionals in our finance and accounting departments in order to address the delay in the preparation of our financial statements. There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On May 22, 2007, the Compensation Committee of our Board of Directors, with the consent of Mr. Clair M. Raubenstine, our Executive Vice President and Chief Financial Officer, determined to satisfy a prior arrangement with Mr. Raubenstine for the award of shares of our Common stock in the amount of $250,000 when we become a current filer with the Securities and Exchange Commission (the “SEC”) through a cash payment of the same amount following the filing of this Form 10-K. See “Item 11. Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Decisions in 2006 and 2007” for more information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Terence W. Edwards	51	President and Chief Executive Officer President and Chief Executive Officer – PHH Mortgage Corporation (‘‘PHH Mortgage”)
Clair M. Raubenstine	65	Executive Vice President and Chief Financial Officer
George J. Kilroy	59	President and Chief Executive Officer – PHH Vehicle Management Services Group LLC (‘‘PHH Arval”)
Mark R. Danahy	47	Senior Vice President and Chief Financial Officer – PHH Mortgage
William F. Brown	49	Senior Vice President, General Counsel and Corporate Secretary Senior Vice President, General Counsel and Secretary – PHH Mortgage
Mark E. Johnson	47	Vice President and Treasurer
Michael D. Orner	39	Vice President and Controller

Terence W. Edwards serves as our President and Chief Executive Officer, a position he has held since February 2005 and President and Chief Executive Officer of PHH Mortgage, a position he has held since August 2005. Prior to our spin-off from Cendant in the first quarter of 2005 (the “Spin-Off”), Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (“Cendant Mortgage,” now known as PHH Mortgage) since February 1996, and as such, was responsible for overseeing its entire mortgage banking operations. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer and was responsible for investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined us in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.

Clair M. Raubenstine serves as our Executive Vice President and Chief Financial Officer, a position he has held since February 2006. From October 1998 through June 2002, Mr. Raubenstine served as a national independence consulting partner with PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”). He also previously served as an Accounting, Auditing and SEC consulting partner and as an assurance and business advisory services partner to various public and private companies. Mr. Raubenstine’s career at PricewaterhouseCoopers spanned 39 years until his retirement in June 2002. From July 2002 through February 2006, Mr. Raubenstine provided accounting and financial advisory services to various charitable and educational organizations.

George J. Kilroy serves as President and Chief Executive Officer of PHH Arval, a position he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s United States (“U.S.”) operations. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.

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

Mark E. Johnson serves as our Vice President and Treasurer, a position he has held since February 2005. Prior to the Spin-Off, Mr. Johnson served as Vice President, Secondary Marketing of Cendant Mortgage since May 2003 and was responsible for various funding initiatives and financial management of certain subsidiary operations. From May 1997 to May 2003, Mr. Johnson served as Assistant Treasurer of Cendant Corporation (our former parent company, now known as Avis Budget Group, Inc., but referred to in this 2006 Form 10-K as “Cendant”), where he had a range of responsibilities, including banking and rating agency relations and management of unsecured funding and securitization.

Michael D. Orner serves as our Vice President and Controller, a position he has held since March 2005. Prior to joining us, Mr. Orner was employed by Millennium Chemicals, Inc. as Corporate Controller from January 2003 through March 2005 and Director of Accounting and Financial Reporting from December 1999 through December 2002. Prior to joining Millennium Chemicals, Inc., Mr. Orner served as a Senior Manager, Audit and Business Advisory Services for PricewaterhouseCoopers, where he was employed from September 1989 through November 1999.

Board of Directors

Our Board of Directors currently consists of seven members. Our charter divides our Board of Directors into three classes of Directors having staggered terms, with one class being elected each year for a new three-year term and until their successors are elected and qualified. The term for Class I Directors expires at the annual meeting of our stockholders for 2009, the term for Class II Directors expires at the annual meeting of our stockholders for 2007 and the term for Class III Directors expires at the annual meeting of our stockholders for 2008. The following table sets forth certain information with respect to the members of our Board of Directors:

			Term Expires
			at Annual
			Meeting Held
Name	Age	Position(s)	for the Year

A.B. Krongard	70	Non-Executive Chairman of the Board of Directors	2009
Terence W. Edwards	51	Director; President and Chief Executive Officer; President and Chief Executive Officer – PHH Mortgage	2009
George J. Kilroy	59	Director; President and Chief Executive Officer – PHH Arval	2007
James W. Brinkley	70	Director	2008
Ann D. Logan	52	Director	2007
Jonathan D. Mariner	52	Director	2008
Francis J. Van Kirk	58	Director	2009

A.B. Krongard was elected Non-Executive Chairman of the Board of Directors effective upon the Spin-Off. Since December 2004, Mr. Krongard has been pursuing personal interests. From March 2001 until December 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From February 1998 until March 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Mr. Krongard previously worked in various capacities at Alex. Brown, Incorporated (“Alex. Brown”). In 1991, Mr. Krongard was elected as Chief Executive Officer of Alex. Brown and assumed the additional duties of Chairman of the Board of Alex. Brown in 1994. Upon the merger of Alex. Brown with Bankers Trust Corporation (“Bankers Trust”) in September 1997, Mr. Krongard became Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency. Since July 2005, Mr. Krongard has served as a member of the Board of Directors of Under Armour, Inc. and is the Chairman of its Audit Committee. Under Armour, Inc. files reports pursuant to the Exchange Act.

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

Jonathan D. Mariner was elected as a Director effective upon the Spin-Off. Mr. Mariner has been the Executive Vice President and Chief Financial Officer of Major League Baseball since January 2004. From March 2002 to January 2004, Mr. Mariner served as the Senior Vice President and Chief Financial Officer of Major League Baseball. From December 2000 to March 2002, Mr. Mariner served as the Chief Operating Officer of Charter Schools U.S.A., a charter school development and management company. Mr. Mariner was the Executive Vice President and Chief Financial Officer of the Florida Marlins Baseball Club from February 1992 to December 2000. Mr. Mariner served on the Boards of Directors of BankAtlantic Bancorp, Inc. (“BankAtlantic”) through May 2006 and Steiner Leisure, Limited through June 2006, both of which file reports pursuant to the Exchange Act.

Francis J. Van Kirk was elected as a Director effective July 1, 2005. Since November 2005, Mr. Van Kirk has been a partner with Heidrick & Struggles, an international executive search and leadership consulting services company. Prior to joining Heidrick & Struggles, Mr. Van Kirk served as the Managing Partner of PricewaterhouseCoopers’ Philadelphia office from 1996 through June 2005. In this role, Mr. Van Kirk oversaw the integration and coordination of PricewaterhouseCoopers’ lines of service and industry groups to ensure seamless service to its clients. Mr. Van Kirk began his career with PricewaterhouseCoopers in 1971 as a Staff Auditor and was employed in positions of increasing responsibility during his 35-year career with that firm.

Independence of the Board of Directors

Under the rules of the New York Stock Exchange (the “NYSE”), our Board of Directors is required to affirmatively determine which Directors are independent and to disclose such determination in this Form 10-K and in the proxy statement for each annual meeting of stockholders going forward. On April 24, 2007, our Board of Directors reviewed each Director’s relationships with us in conjunction with our previously adopted Independence Standards for Directors (the “Independence Standards”) and Section 303A of the NYSE’s Listed Company Manual (the “NYSE Listing Standards”). A copy of our Independence Standards is attached to this Form 10-K as Exhibit 99.1 and is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of our Independence Standards is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). At the meeting, the Board affirmatively determined that all non-employee Directors—Messrs. Brinkley, Krongard, Mariner and Van Kirk and Ms. Logan—meet the categorical standards under the Independence Standards and are independent Directors under the NYSE Listing Standards.

In the course of its determination of the independence of each non-management Director, the Board considered the following transactions, relationships and arrangements as required by our Independence Standards:

▪	Mr. Brinkley became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup Inc.’s acquisition of LMWW in December 2005. We have certain relationships with the Corporate and Investment Banking segment of Citigroup Inc. (“Citigroup”), including financial services, commercial banking and other transactions. The Board specifically evaluated our transactions with Citigroup, the fees paid to Citigroup and the amount of indebtedness to Citigroup during 2006 and determined that the fees paid to Citigroup were less than 0.1% of its annual revenues and the amount of indebtedness was less than 0.1% of its total consolidated assets. Based on this evaluation and the nature of Mr. Brinkley’s position, our Board determined that this was not a material relationship for the purposes of determining his independence. In addition, Mr. Brinkley’s son is a principal at Colliers Pinkard, a member firm of Colliers International (“Colliers”), which provides certain lease management services to us. The Board evaluated the relationship between Colliers and us, including the fees paid to Colliers, which were less than 0.1% of its annual revenues. The Board determined that this was not a material relationship for the purpose of determining his independence.

▪	Mr. Krongard is an outside director of the global Board of Directors for DLA Piper, our principal outside law firm. The Board reviewed the fees paid by us to DLA Piper and determined that such fees represented less than 0.4% of DLA Piper’s annual revenues for 2006. Based on the nature of his position, our Board considered Mr. Krongard’s relationship with DLA Piper and determined that it was not a material relationship for the purpose of determining his independence.

▪	Ms. Logan has a mortgage loan with us, which was originated prior to her appointment to our Board of Directors. The Board considered the terms of the mortgage loan, including the interest rate and collateral requirements, which were substantially the same as those prevailing at the time for comparable transactions, and determined that this was not a material relationship for the purpose of determining her independence.

▪	Mr. Mariner served as director of BankAtlantic until May 2006. PHH Mortgage has certain mortgage banking relationships with BankAtlantic, the fees for which did not exceed 0.2% of BankAtlantic’s annual revenues. Based on this evaluation, the Board determined that this was not a material relationship for the purpose of determining his independence.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information. Our Board also determined that Messrs. Edwards and Kilroy, who serve as executive officers, are not independent Directors. Accordingly, more than two-thirds of the members of our Board of Directors are independent as required by our Corporate Governance Guidelines.

Non-Executive Chairman

Mr. Krongard serves as our Non-Executive Chairman. The Non-Executive Chairman is not a corporate officer and leads all meetings of our Board of Directors at which he is present. The Non-Executive Chairman serves on appropriate committees as requested by the Board of Directors, sets meeting schedules and agendas and manages information flow to the Board of Directors to assure appropriate understanding of, and discussion regarding matters of interest or concern to the Board of Directors. The Non-Executive Chairman also has such additional powers and performs such additional duties consistent with organizing and leading the actions of the Board of Directors as the Board of Directors may from time-to-time prescribe.

Committees of the Board

The Board of Directors has a standing Audit Committee, Compensation Committee and Corporate Governance Committee consisting of Directors who have been affirmatively determined to be “independent” as defined in the NYSE Listing Standards. Each of these Committees operates pursuant to a written charter approved by the Board of Directors and available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of each Committee charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). In addition, the Board of Directors has a standing Executive Committee which may take certain actions on behalf of the Board of Directors when the Board is not in session.

Audit Committee

The Audit Committee assists our Board of Directors in the oversight of the integrity of our financial statements, our independent registered public accountants’ qualifications and independence, the performance of our independent registered public accountants and our internal audit function and our compliance with legal and regulatory requirements. The Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Committee also oversees our corporate accounting and reporting practices by:

▪	meeting with our financial management and independent registered public accountants to review our financial statements, quarterly earnings releases and financial data;

▪	appointing and pre-approving all services provided by the independent registered public accountants that will audit our financial statements;

▪	reviewing the selection of the internal auditors that provide internal audit services;

▪	reviewing the scope, procedures and results of our audits and

▪	evaluating our key financial and accounting personnel.

The Audit Committee is comprised of Messrs. Van Kirk (Chairman) and Mariner and Ms. Logan. Each member of the Audit Committee is required to have the ability to read and understand fundamental financial statements. The Audit Committee is also required to have at least one member that qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Our Board of Directors has determined that Messrs. Mariner and Van Kirk qualify as audit committee financial experts and are non-employee, independent Directors. During 2006, the Audit Committee met 26 times.

Compensation Committee

The Compensation Committee determines and approves all elements of compensation for our Chief Executive Officer and senior management; reviews and approves our compensation strategy, including the elements of total compensation for senior management; reviews and approves the annual bonus and long-term bonus incentive plans and reviews and grants equity awards for our employees. The Compensation Committee also assists us in developing compensation and benefit strategies to attract, develop and retain qualified employees. See “Item 11. Executive Compensation” for additional information regarding the process for the determination and consideration of executive compensation. The Compensation Committee is comprised of Messrs. Brinkley (Chairman) and Krongard and Ms. Logan. During 2006, the Compensation Committee met seven times and acted by unanimous written consent on one occasion.

Corporate Governance Committee

The Corporate Governance Committee’s responsibilities with respect to its governance function include considering matters of corporate governance and reviewing and revising our Board of Directors’ Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors and our Code of Conduct for Employees and Officers. The Corporate Governance Committee identifies, evaluates and recommends nominees for our Board of Directors for each annual meeting (see “Nomination Process and Qualifications for Director Nominees” below); evaluates the composition, organization and governance of our Board of Directors and its committees and develops and recommends corporate governance principles and policies applicable to us. The Committee is comprised of Messrs. Krongard (Chairman), Brinkley and Mariner. During 2006, the Corporate Governance Committee met two times.

Executive Committee

The Executive Committee may exercise all of the powers of our Board of Directors when the Board is not in session, including the power to authorize the issuance of stock, except that the Executive Committee has no power to alter, amend or repeal our by-laws or any resolution or resolutions of the Board of Directors, declare any dividend or make any other distribution to our stockholders, appoint any member of the Executive Committee or take any other action which legally may be taken only by the full Board of Directors. The Executive Committee is comprised of Messrs. Krongard (Chairman), Edwards and Kilroy. During 2006, the Executive Committee did not meet.

Board Meetings

During 2006, our Board of Directors held 16 meetings and acted by unanimous written consent on four occasions. In addition, the standing Committees of the Board of Directors held an aggregate of 35 meetings and acted by unanimous written consent on one occasion in that period. In 2006, all incumbent Directors attended at least 75% of the aggregate number of meetings of the Board of Directors and Committees of the Board of Directors on which they served. All Directors are expected to attend each regularly scheduled Board of Directors meeting as well as each annual meeting of our stockholders (subject to certain limited exceptions). All of our Directors attended the 2006 annual meeting of stockholders.

Director Compensation

The Corporate Governance Committee is responsible for reviewing and recommending to the Board of Directors the compensation of our non-employee Directors. Members of our Board of Directors who are also our officers or employees do not receive compensation for serving as a Director (other than travel-related expenses for Board meetings held outside of our corporate offices). The following table sets forth the non-employee Director retainer and stipend schedule for 2006:

Compensation

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

The non-employee Director retainers and stipends set forth in the table above are paid in arrears at the end of each quarter (the “Fee Payment Date”), half in cash and half in restricted stock units (the “Director RSUs”) of PHH Common stock (“Common stock”), which are issued under our 2005 Equity and Incentive Plan and are required to be deferred under our Non-Employee Directors Deferred Compensation Plan. The Director RSUs may not be sold or otherwise transferred for value prior to the Director’s termination of service on the Board. These Director RSUs are immediately vested and are paid in shares of our Common stock one year after the Director is no longer a member of the Board of Directors. A non-employee Director may also elect to receive all or a portion of the cash retainer, stipends or any other compensation for service as a non-employee Director in the form of additional Director RSUs. These Director RSUs are also immediately vested and are paid in shares of our Common stock 200 days after the Director is no longer a member of the Board of Directors. We do not maintain a pension plan for non-employee Directors, and they did not receive any other compensation for 2006.

Director Compensation Table

The following table sets forth the compensation paid to or earned by each non-employee Director for 2006:

	Fees
	Earned or		Stock
Non-Employee Director	Paid in Cash		Awards(1)	Total

James W. Brinkley	$71,133		$70,864	$141,997
A.B. Krongard	94,710	(2)	94,386	189,096
Ann D. Logan	71,133		70,864	141,997
Jonathan D. Mariner	69,648		69,373	139,021
Francis J. Van Kirk	70,097		69,870	139,967

(1)	Following the announcement of the delay in filing our 2005 Form 10-K, the Board of Directors determined that the award of Director RSUs to be granted to non-employee Directors will be postponed until we become a current filer with the SEC. We have included these amounts in the Director Compensation Table above because they have been earned and will be awarded when we become a current filer with the SEC. The amounts shown reflect the fair value of the Director RSUs earned, but not awarded to Directors for 2006, and are calculated using the closing price for our Common stock on the Fee Payment Date. The table below sets forth the fair value for the Director RSUs earned for each quarter of 2006:

Non-Employee Director	3/31/2006	6/30/2006	9/30/2006	12/31/2006

James W. Brinkley	$17,702	$17,708	$17,728	$17,726
A.B. Krongard	23,577	23,602	29,591	23,617
Ann D. Logan	17,702	17,708	17,728	17,726
Jonathan D. Mariner	17,328	17,350	17,344	17,351
Francis J. Van Kirk	17,462	17,460	17,481	17,467

During 2006, the number of Director RSUs was calculated by dividing the amount of deferred compensation by the average of the highest and lowest price for our Common stock on the last trading day prior to the Fee Payment Date. The Board has revised the method for calculating the number of Director RSUs for all future awards by using the closing price for our Common stock on the Fee Payment Date. As of December 31, 2006, Messrs. Brinkley, Krongard, Mariner and Van Kirk and Ms. Logan had an aggregate of 7,834, 14,396, 7,724, 5,981 and 7,834 Director RSUs, respectively, including those earned but not awarded in 2006.

(2)	Mr. Krongard elected to defer $65,450 of the cash portion of his retainer and stipends pursuant to the Non-Employee Directors Deferred Compensation Plan and received 2,375 Director RSUs which will vest 200 days after he is no longer a member of our Board of Directors. The number of Director RSUs was calculated by dividing the amount of cash deferred by the average of the highest and lowest price for our Common stock on the last trading day prior to the Fee Payment Date. The fair values of these Director RSUs were $16,340 on March 31, 2006, $16,359 on June 30, 2006, $16,358 on September 30, 2006 and $16,340 on December 31, 2006, which were less than the amount of cash deferred on each Fee Payment Date.

Corporate Governance

Executive Sessions of Non-Management Directors

Executive sessions of non-management Directors without management present are held regularly by the Board of Directors and its Committees to discuss the criteria upon which the performance of the Chief Executive Officer and other senior executives is based, the performance of the Chief Executive Officer and other senior executives against such criteria, the compensation of the Chief Executive Officer and other senior executives and any other relevant matters. In 2006, the non-management Directors met in executive session without management eight times.

Presiding Director of Executive Sessions

Our Board of Directors has designated Mr. Krongard, our Non-Executive Chairman and Chairman of the Corporate Governance Committee, as the presiding Director of executive sessions of the non-management Directors of the Board of Directors.

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines to assist the Board of Directors in monitoring the effectiveness of decision-making, both at the Board of Directors and management levels, to enhance long-term stockholder value. The Corporate Governance Guidelines outline the following:

▪	the responsibilities of the Board of Directors;

▪	the composition of the Board of Directors, including the requirement that two-thirds of the Directors are independent as defined by the NYSE Listing Standards;

▪	Director duties, tenure, retirement and succession;

▪	conduct of Board of Directors and Committee meetings and

▪	the selection and evaluation of the Chief Executive Officer.

Our Corporate Governance Guidelines are available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of our Corporate Governance Guidelines is available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

Code of Business Conduct and Ethics for Directors

We are committed to conducting business in accordance with the highest standards of business ethics and complying with applicable laws, rules and regulations. In furtherance of this commitment, our Board of Directors promotes ethical behavior and has adopted a Code of Business Conduct and Ethics for Directors (the “Directors Code”) that is applicable to all of our Directors. The Directors Code provides, among other things:

▪	guidelines for Directors with respect to what constitutes a conflict of interest between a Director’s private interests and interests of PHH;

▪	a set of standards that must be followed whenever we contemplate a business relationship between us and a Director;

▪	restrictions on competition between our Directors and PHH and the use of our confidential information by Directors for their personal benefit and

▪	disciplinary measures for violations of the Directors Code and any other applicable rules and regulations.

The Directors Code is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” We will post any amendments to the Directors Code, or waivers of the provisions thereof, to our website under the heading “Investor Relations—Corporate Governance.” A copy of the Directors Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

Code of Conduct for Employees and Officers

Our Board of Directors has also adopted a Code of Conduct for Employees and Officers (the “Employees and Officers Code”) that is applicable to all of our officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Employees and Officers Code provides, among other things:

▪	guidelines for our officers and employees with respect to ethical handling of conflicts of interest, including examples of the most common types of conflicts of interest that should be avoided (e.g., receipt of improper personal benefits from us, having an ownership interest in other businesses that may compromise an officer’s loyalty to us, obtaining outside employment with a competitor of ours, etc.);

▪	a set of standards to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, including, for example, a specific requirement that all accounting records must be duly preserved and must accurately reflect our assets and liabilities;

▪	a requirement to comply with all applicable laws, rules and regulations;

▪	guidance promoting prompt internal communication of any suspected violations of the Employees and Officers Code to the appropriate person or persons identified in the Employees and Officers Code and

▪	disciplinary measures for violations of the Employees and Officers Code and any other applicable rules and regulations.

The Employees and Officers Code is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” We will post any amendments to the Employees and Officers Code, or waivers of the provisions thereof for any of our executive officers, to our website under the heading “Investor Relations—Corporate Governance.” A copy of the Employees and Officers Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).

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

Our by-laws provide the procedure for stockholders to make Director nominations either at any annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. A stockholder who is a stockholder of record on the date of notice as provided for in our by-laws and on the record date for the determination of stockholders entitled to vote at such meeting who gives timely notice can nominate persons for election to our Board of Directors either for an annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. The notice must be delivered to or mailed and received by the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH):

▪	in the case of an annual meeting, not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from the anniversary date of the preceding year’s annual meeting, notice by the stockholder must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made and

▪	in the case of a special meeting of stockholders called for the purpose of electing Directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public announcement of the date of the special meeting was made, whichever first occurs.

The stockholder’s notice to our Corporate Secretary must be in writing and set forth (i) as to each person whom the stockholder proposes to nominate for election as a Director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of Directors pursuant to

Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder and (ii) as to the stockholder giving the notice:

▪	the name and address of the stockholder as they appear on our books and of the beneficial owner, if any, on whose behalf the nomination is made;

▪	the class or series and number of shares of our capital stock which are owned beneficially or of record by the stockholder and beneficial owner;

▪	a description of all arrangements or understandings between the stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by the stockholder;

▪	a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person(s) named in its notice and

▪	any other information relating to the stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of Directors pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Officers, Directors and greater than ten percent beneficial owners are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that all of our officers, Directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2006.

Legal Proceedings

In March and April 2006, several purported class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) who purchased our Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006 (the “Class Period”). The plaintiffs allege, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell our mortgage operations to an affiliate of The Blackstone Group (“Blackstone”), a global private investment and advisory firm. Following the announcement of the Merger in March 2007, two purported class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland; one of these actions also named GE and Blackstone. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs allege that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On April 5, 2007, the defendants moved to dismiss the plaintiffs’ claims. See “Item 3. Legal Proceedings” of this Form 10-K for additional information regarding these matters.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Oversight of Executive Compensation

The Compensation Committee of the Board of Directors is comprised of three independent, non-executive Directors and is responsible for overseeing our executive compensation policies, including evaluating and approving the compensation of our Named Executive Officers (as defined in “— Summary Compensation Table” below). The Board of Directors has adopted a Compensation Committee Charter which sets forth the purpose, composition, authority and responsibilities of the Compensation Committee. The Compensation Committee reviews and determines the base salary, annual and long-term incentive awards, equity awards and other compensation for each Named Executive Officer, including our President and Chief Executive Officer, and evaluates our compensation policies. The Compensation Committee also has the authority to engage and retain executive compensation consultants to assist with such evaluations.

Executive Compensation Objectives

The primary objective of our executive compensation policies is to attract, retain and motivate qualified executive officers to manage our business in order to maximize stockholder value. Our executive compensation policies are intended to facilitate the achievement of our short-term and long-term business strategies through aligning compensation with performance by:

▪	providing base salaries and other compensation that are competitive and designed to attract and retain executive talent;

▪	rewarding executive performance through variable, at-risk compensation that is dependant upon meeting specified performance targets and

▪	aligning the interests of our executive officers with the interests of our stockholders by providing equity-based compensation as a component of total compensation.

The Compensation Committee does not rely upon a fixed formula or specific numerical criteria in determining each Named Executive Officer’s total compensation or the allocation of compensation among the various components of compensation described below. Moreover, we do not have a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation. Rather, the Compensation Committee exercises its business judgment in determining total compensation based upon the following criteria

▪	our long-term strategic objectives, financial and other performance criteria and individual performance goals;

▪	the competitive compensation levels for executive officers at companies in similar businesses and/or of similar size;

▪	the overall economic environment and industry conditions and

▪	the recommendations of executive compensation consultants.

Based upon its analysis of these criteria, the Compensation Committee determines on an annual basis each component of executive compensation (as discussed below) for the Named Executive Officers taking into consideration the total compensation relative to the median for the Peer Group (as defined in “—Benchmarking” below).

Role of Management in Executive Compensation Decisions

The Compensation Committee is responsible for reviewing and approving the compensation for our Named Executive Officers and stock equity awards for all employees. Generally, our Chief Executive Officer makes recommendations to the Compensation Committee as it relates to the compensation of the other executive officers. In addition, our executive officers, including our Chief Executive Officer, Chief Financial Officer and Senior Vice Presidents of Human Resources, provide input and make proposals regarding the design, operation, objectives and values of the various components of compensation in order to provide appropriate performance and retention incentives for key employees. These proposals may be made on the initiative of the executive officers or upon the request of the Compensation Committee.

Executive Compensation Consultants

The Compensation Committee retained Mercer Human Resource Consulting, Inc. (“Mercer”) to assist it with the evaluation of executive compensation for 2006. Mercer analyzes and provides comparative executive compensation data and compensation program proposals for the Compensation Committee’s consideration in evaluating and setting the compensation of the Named Executive Officers and the overall structure of our compensation policies. Upon the Compensation Committee’s prior approval, Mercer also provides human resource consulting services to management from time-to-time. The Compensation Committee does not believe that these other services compromise Mercer’s ability to provide the Compensation Committee with an independent perspective on executive compensation.

Benchmarking

To ensure that we are competitive in attracting and retaining executive talent, during 2006 we benchmarked our executive compensation against a peer group consisting of 14 companies in similar businesses, including mortgage, leasing and financial services companies, and/or of similar size based on total sales and total assets (the “Peer Group”). The Peer Group consisted of the following companies:

▪ AMERCO	▪ Fiserv, Inc.	▪ Radian Group, Inc.
▪ American Home Mortgage	▪ GATX Corp.	▪ Rent-A-Center, Inc.
Investment Corp.	▪ Golden West Financial Corp.	▪ Ryder System, Inc.
▪ Astoria Financial Corporation	▪ IndyMac Bancorp, Inc.	▪ Sovereign Bancorp, Inc.
▪ CIT Group Inc.	▪ MGIC Investment Corp.	▪ Westcorp, Inc.

Mercer provided the Compensation Committee with executive compensation information for the Peer Group as well as survey data from multiple national compensation surveys (the “Survey Data”) in order to assist in the compensation evaluation due to the unique nature of our business segments and the lack of peer companies with a similar business segment mix for comparison. The Compensation Committee evaluated the base salary, short-term and long-term incentives and actual and target total compensation levels for the Peer Group and Survey Data, including the median and percentile ranges for each compensation component, for comparison with that of our Named Executive Officers. The Compensation Committee determined that total executive compensation for the Named Executive Officers should be targeted at or slightly above the median of the compensation of the Peer Group in order to be competitive with the compensation structure of the Peer Group and to attract and retain executive talent. These targets may be adjusted based upon the specific responsibilities, experience and performance of each Named Executive Officer as well as other factors in the Compensation Committee’s discretion.

Components of Executive Compensation

The primary components of the executive compensation arrangements for our Named Executive Officers are base salaries, variable compensation programs and long-term incentive awards.

Base Salaries.  The Compensation Committee is responsible for determining the base salary of our Chief Executive Officer and other Named Executive Officers, which includes the review and approval of annual adjustments to their base compensation. Base salaries are intended to provide a level of cash compensation that is externally competitive in relation to the responsibilities of the executive’s position in order to attract and retain executive talent. The Compensation Committee determines salary levels based upon competitive compensation levels for companies in the Peer Group and Survey Data as well as consideration of the nature of the executive officer’s position and the contribution, achievement, experience and tenure of the executive officer. Mr. Edwards has served as our President and Chief Executive Officer since the Spin-Off and prior to that was the President and Chief Executive Officer of PHH Mortgage from February 1996 until the Spin-Off. In August 2005, Mr. Edwards resumed his role as President and Chief Executive Officer of PHH Mortgage in addition to his corporate role. Each of our other Named Executive Officers, except for Mr. Raubenstine, has been in their current position since the Spin-Off. Mr. Raubenstine was appointed to serve as our Executive Vice President and Chief Financial Officer on February 23, 2006. See “Item 10. Directors, Executive Officers and Corporate Governance—Executive Officers” for more information regarding positions held by each Named Executive Officer in the past five years. Our Named Executive Officers do not have employment agreements with us in accordance with the policy adopted by the Board following the Spin-Off. See “—Employment, Termination, Severance and Change in Control Arrangements—Employment Agreements” below for more information.

For 2006, the Compensation Committee evaluated our financial performance, the performance of our Named Executive Officers and Peer Group and Survey Data with regard to the base salaries and total compensation of executive officers in comparable positions. The Compensation Committee reviewed Mr. Edwards’ compensation and, upon his request, made no adjustments to his base salary for 2006, which remained at the 2005 level of $564,635. Based upon its review of the Peer Group and Survey Data, the Compensation Committee increased the base salaries for Messrs. Kilroy, Danahy and Brown to the amounts set forth in the table below, effective February 25, 2006, to bring their base salaries in line with the median base salaries of executive officers holding comparable positions in the Peer Group. The Compensation Committee set Mr. Raubenstine’s annual base salary at $1,000,000 for 2006, effective on February 23, 2006. See “—Executive Compensation Decisions in 2006 and 2007” for more information regarding Mr. Raubenstine’s compensation arrangements. The following table sets forth the annual base salaries for the Named Executive Officers for 2006.

		Annual Base
Name	Title	Salary for 2006

Terence W. Edwards	President and Chief Executive Officer; President and Chief Executive Officer–PHH Mortgage	$564,635
Clair M. Raubenstine	Executive Vice President and Chief Financial Officer	1,000,000
George J. Kilroy	President and Chief Executive Officer–PHH Arval	450,000
Mark R. Danahy	Senior Vice President and Chief Financial Officer–PHH Mortgage	325,000
William F. Brown	Senior Vice President, General Counsel and Corporate Secretary; Senior Vice President, General Counsel and Secretary–PHH Mortgage	300,000

Variable Compensation Programs.  Our Named Executive Officers may receive additional cash compensation through participation in our annual management incentive plans (“MIPs”) that are designed to motivate eligible recipients to achieve our short-term objectives. Each executive officer is eligible to receive an annual cash incentive payout calculated as a percentage of the executive officer’s base salary and based upon the achievement of performance targets for the individual executive officer and operating segment, consolidated results and/or other performance goals established by the Compensation Committee in its discretion. The payout target increases as a percentage of base salary with the executive officer’s duties and responsibilities in order to tie a greater percentage of the executive officer’s compensation to the achievement of our annual performance objectives.

The Compensation Committee generally sets the performance targets under the MIPs at levels which are considered to be challenging based on historical performance, industry and market conditions and adjusts such targets each year to coincide with our overall strategy, financial performance targets and other factors. For the three years prior to 2006, the performance targets established for the PHH Mortgage MIPs were met or exceeded in two of the three years, and the performance targets established for the PHH Arval MIPs were met or exceeded in all three years. Prior to 2006, we had one corporate MIP for which the performance target was exceeded.

In consultation with management and Mercer, the Compensation Committee approved the 2006 PHH Corporation Management Incentive Plan (the “2006 PHH MIP”), the 2006 PHH Arval Management Incentive Plan (the “2006 Fleet MIP”) and the 2006 PHH Mortgage Management Incentive Plan (the “2006 Mortgage MIP”) (collectively, the “2006 MIPs”) and established performance targets for the Named Executive Officers based on the 2006 pre-tax income after minority interest for us, PHH Arval and PHH Mortgage, respectively. Pursuant to the terms of the 2006 MIPs, in the event that the performance targets were achieved or exceeded, the participating Named Executive Officer would receive a cash payment in an amount equal to the Named Executive Officer’s base salary multiplied by the target payout percentage multiplied by the percentage by which the performance target for such plan was met or exceeded. The minimum payout is 100% of the target payout and the maximum payout is 125% of the target payout although the performance targets must be exceeded by more than 10% for a payout above the target payout level to occur. From 110% to 125% of the performance target, the payout is proportionate to the percentage by which the performance target is exceeded.

The Compensation Committee reviewed the roles and responsibilities of each Named Executive Officer and the Peer Group and Survey Data in evaluating the percentage of base salary for target payouts to the Named Executive Officers under the 2006 MIPs. In 2006, the Compensation Committee determined that the current payout targets for Messrs. Edwards, Kilroy and Brown were appropriate and that the target payout amount for Mr. Danahy be increased to 75% to bring his target payout level in line with the median target levels for comparable executives in the Peer Group. The table below sets forth the target payout as a percentage of base salary for each of the Named Executive Officers participating in the 2006 MIPs:

Payout
Target as
Percentage
of Base
Name	Salary

Terence W. Edwards	100%
George J. Kilroy	100%
Mark R. Danahy	75%
William F. Brown	50%

Mr. Raubenstine did not participate in the 2006 MIPs. Messrs. Edwards and Brown participated in the 2006 PHH MIP; Mr. Danahy participated in the 2006 Mortgage MIP and Mr. Kilroy participated in the 2006 PHH MIP and 2006 Fleet MIP with 50% of his target payout determined under each plan. See “—Grants of Plan-Based Awards for 2006” for additional information regarding the target payout amounts under the 2006 MIPs for the Named Executive Officers.

In 2007, the Compensation Committee reviewed the 2006 pre-tax income after minority interest for us, PHH Mortgage and PHH Arval and determined that the performance targets for the Named Executive Officers under the 2006 PHH MIP and 2006 Mortgage MIP had not been achieved and that PHH Arval exceeded its performance target under the 2006 Fleet MIP. As a result, Messrs. Edwards, Danahy and Brown did not receive payouts under the 2006 MIPs, and Mr. Kilroy will receive a payout of $267,461 based upon the 2006 Fleet MIP, upon the filing of this Form 10-K.

Long-Term Incentive Awards.  The Compensation Committee administers our 2005 Equity and Incentive Plan, which provides for equity awards, including restricted stock units (“PHH RSUs”) and options to purchase our Common stock (“Stock Options”). The Compensation Committee considers equity awards to our Named Executive Officers an appropriate and effective method of retaining key management employees and aligning their interests with the interests of our stockholders. Eligibility for stock awards, the number of shares underlying each award and the terms and conditions of each award are determined by the Compensation Committee upon consultation with management and Mercer. In June 2005, the Compensation Committee granted an annual award of PHH RSUs and Stock Options to our Named Executive Officers, which vest beginning on the fourth anniversary of the grant date, with the opportunity to accelerate the vesting of 25% of the total award for each year prior to the fourth anniversary of the grant date based on the achievement of performance targets established by the Compensation Committee. The

Compensation Committee made these awards in PHH RSUs for Messrs. Danahy and Brown. These awards were split equally between PHH RSUs and Stock Options for Messrs. Edwards and Kilroy in order to further tie their compensation to the creation of stockholder value. The Compensation Committee establishes these performance targets annually for these and certain other equity awards with performance-based vesting converted from Cendant awards at the time of the Spin-Off. The performance targets for these awards were determined generally in the same manner as those for the annual MIPs and were based on our 2006 pre-tax income after minority interest. See “—Variable Compensation Programs” for additional information regarding establishing performance targets. In 2007, the Compensation Committee reviewed our 2006 pre-tax income after minority interest and determined that the performance targets had not been met. During 2006, the Compensation Committee did not make any equity awards under the 2005 Equity and Incentive Plan due to the delay in the filing of our financial statements with the SEC, which resulted in our Registration Statement on Form S-8 for our 2005 Equity and Incentive Plan not being effective until we become a current filer with the SEC.

Executive Compensation Decisions in 2006 and 2007

In February 2006, the Compensation Committee, in consultation with the Board of Directors and management, approved the compensation for Mr. Raubenstine, who was appointed by the Board of Directors on February 23, 2006 to serve as Executive Vice President and Chief Financial Officer. Upon discussions with Mr. Raubenstine, management and Mercer, the Compensation Committee set Mr. Raubenstine’s base salary for 2006 at $1,000,000 and determined that he would not be eligible to participate in the 2006 MIPs. The Compensation Committee considered the need for Mr. Raubenstine to split his time between our offices in Maryland and New Jersey in this role and agreed to reimburse him for any travel, meals and lodging expenses which might otherwise not be a deductible business expense and to provide a tax gross-up on any such amounts. As an inducement to his employment, the Compensation Committee agreed to award Mr. Raubenstine shares of our Common stock equivalent to $250,000. During 2006, our intention was to make this grant in two equal installments: the first when we became current in our filing obligations with the SEC and were permitted to issue shares of our Common stock from our 2005 Equity and Incentive Plan and the second on the later of February 23, 2007 or the date on which we became a current filer with the SEC. Due to the delay in the filing of our financial statements with the SEC and the announcement of the Merger, this stock award was never granted. In 2007, the Compensation Committee, with Mr. Raubenstine’s consent, determined to satisfy this arrangement through a cash payment of $250,000 which will be paid upon the filing of this Form 10-K.

In September 2006, the Compensation Committee reviewed and approved the Release and Restrictive Covenants Agreement (the “Cashen Release”) between us and our former Chief Financial Officer, Mr. Neil J. Cashen, prior to its execution on September 20, 2006. The Compensation Committee considered the restrictive covenants, including certain non-compete and non-solicitation provisions to which Mr. Cashen would be subject, his length of service and his role and position with both us and PHH Arval in evaluating and approving the terms of the Cashen Release. The Compensation Committee also reviewed the other terms of the Cashen Release, including the total amounts to be paid to Mr. Cashen and the retention of vesting and exercise rights for certain previously awarded PHH RSUs and Stock Options, and determined that the approval and execution of the Cashen Release was appropriate and in our best interest.

Retirement Benefits

Certain of our Named Executive Officers are participants in defined benefit plans that were available to all of our employees prior to the Spin-Off, including the PHH Corporation Pension Plan (the “PHH Pension Plan”) and PHH Corporation Retiree Medical Plan (the “PHH Retiree Medical Plan”) (collectively, the “Retirement Plans”). The benefits payable under these plans have been frozen for the Named Executive Officers and the other plan participants. See “—Pension Benefits for 2006” for more information regarding benefits available to the Named Executive Officers under these plans. In addition, all of our Named Executive Officers participate in the PHH Corporation Employee Savings Plan (the “PHH Savings Plan”) on the same basis as other employees. The PHH Savings Plan is a tax-qualified retirement savings plan that provides for employee contributions made on a pre-tax basis and matching contributions by us of up to six percent of the employee’s compensation contributed to the PHH Savings Plan up to the statutory limit. See “—All Other Compensation Table” in Footnote 7 under

“—Summary Compensation Table” for more information regarding matching contributions to the PHH Savings Plan made on behalf of each Named Executive Officer.

Perquisites

We provide a limited number of perquisites to our Named Executive Officers, which the Compensation Committee believes are reasonable and consistent with our overall compensation program for executive officers and necessary to attract and retain executive talent. Our Named Executive Officers generally are provided with or have use of company vehicles, fuel for these vehicles, financial planning services and tax reimbursements on the foregoing perquisites. See “—All Other Compensation Table” in Footnote 7 under “—Summary Compensation Table” for more information regarding perquisites.

Employment, Termination, Severance and Change in Control Arrangements

Employment Agreements.  None of our Named Executive Officers have employment agreements. However, immediately after the Spin-Off, we did enter into an employment agreement with Mr. Edwards with a term ending on February 1, 2008. In addition to providing for a minimum base salary of $625,000 and participation in employee benefit plans generally available to our executive officers, Mr. Edwards’ agreement provided for an annual incentive award with a target amount equal to no less than 100% of his base salary, subject to the attainment of performance goals, and grants of long-term incentive awards upon such terms and conditions as determined by our Board of Directors or Compensation Committee. In addition, Mr. Edwards was entitled to receive an equity incentive award under the employment agreement relating to our Common stock that would have vested based on the achievement of specified performance goals and would have had a value on the grant date of $2.5 million, which value would have been based on such performance criteria determined by the Compensation Committee. Based upon discussions between management and the Compensation Committee following the Spin-Off, we adopted a policy not to enter into employment agreements with any of our executive officers. In accordance with this policy, we and Mr. Edwards terminated his employment agreement in February 2005 and Mr. Edwards’ employment with us has been on an at-will basis since that time.

Change in Control and Other Severance Arrangements.  During 2006, we did not have change in control agreements with our Named Executive Officers. Generally, all unvested Stock Options granted to each of the Named Executive Officers under our 2005 Equity and Incentive Plan will become fully and immediately vested and exercisable, and all PHH RSUs will vest upon the occurrence of a change in control transaction. If consummated, the proposed Merger would result in a change in control under the terms of the 2005 Equity and Incentive Plan. In addition, during 2006, we had certain severance policies for our executive officers which provide benefits in the event of their termination without cause. See “—Potential Payments upon Termination of Employment or Change in Control” below for additional information regarding payments in the event of a change in control or other termination of employment for each Named Executive Officer.

Deductibility of Executive Compensation

In accordance with Section 162(m) of the Internal Revenue Code, the deductibility for federal corporate income tax purposes of compensation paid to certain of our individual executive officers in excess of $1 million in any year may be restricted. The Compensation Committee believes that it is in the best interests of our stockholders to comply with such tax law, while still maintaining the goals of our compensation programs. Accordingly, where it is deemed necessary and in our best interests to attract and retain the best possible executive talent and to motivate such executives to achieve the goals inherent in our business strategy, the Compensation Committee will recommend compensation to executive officers which may exceed the limits of deductibility. In this regard, certain portions of compensation paid to the Named Executive Officers may not be deductible for federal income tax purposes under Section 162(m).

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

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

Summary Compensation Table

The information below sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, the three other most highly compensated executive officers and a former executive officer who served as our Chief Financial Officer for a portion of the year ended December 31, 2006 (collectively referred to as our “Named Executive Officers”). The form and amount of the compensation paid or to be paid to our Named Executive Officers for the year ended December 31, 2006 was determined by the Compensation Committee of our Board of Directors.

							Change
						Non-	in Pension
						Equity	Value and
						Incentive	Non-	All
						Plan	qualified	Other
Name and				Stock	Option	Compen-	Compen-	Compen-
Principal Position(s)	Year	Salary(1)	Bonus(2)	Awards(3)	Awards(4)	sation(5)	sation(6)	sation(7)	Total

Terence W. Edwards	2006	$564,635	$—	$234,757	$210,487	$—	$13,771	$62,485	$1,086,135
President and Chief Executive Officer; President and Chief Executive Officer – PHH Mortgage

Clair M. Raubenstine(8)	2006	853,846	213,191	—	—	—	—	54,302	1,121,339
Executive Vice President and Chief Financial Officer

George J. Kilroy	2006	438,461	—	185,793	83,316	267,461	10,236	17,285	1,002,552
President and Chief Executive Officer – PHH Arval

Mark R. Danahy	2006	319,943	—	146,788	33,258	—	—	41,203	541,192
Senior Vice President and Chief Financial Officer – PHH Mortgage

William F. Brown	2006	293,846	—	123,188	31,179	—	1,403	42,003	491,619
Senior Vice President, General Counsel and Corporate Secretary; Senior Vice President, General Counsel and Secretary – PHH Mortgage

Neil J. Cashen(9)	2006	274,327	—	218,070	482,344	—	4,169	1,982,996	2,961,906
Former Executive Vice President and Chief Financial Officer; Former Chief Financial Officer – PHH Arval

(1)	On February 22, 2006, the Compensation Committee increased the annual salary for Messrs. Kilroy, Danahy and Brown to $450,000, $325,000 and $300,000, respectively, effective on February 25, 2006. Mr. Edwards’ annual salary was not changed for 2006. No increases in annual salary have been made for the Named Executive Officers for 2007.

(2)	As an inducement to his employment, we agreed to award Mr. Raubenstine shares of our Common stock equivalent to $250,000. During 2006, our intention was to make this grant in two equal installments: the first when we became current in our filing obligations with the SEC and were permitted to issue shares of our Common stock from our 2005 Equity and Incentive Plan and the second on the later of February 23, 2007 or the date on which we became a current filer with the SEC. Due to the delay in the filing of our financial statements with the SEC and the announcement of the Merger, this stock award was never granted. In 2007, we and Mr. Raubenstine agreed to satisfy this arrangement through a cash payment of $250,000 which will be paid upon the filing of this Form 10-K. The amount in this column reflects the proportion of the total amount of the bonus earned during 2006 on a straight-line basis.

(3)	The amounts shown in this column reflect the amount recognized by us (exclusive of the effect of estimated forfeitures) for the year ended December 31, 2006 for financial statement reporting purposes with respect to awards of PHH RSUs to our Named Executive Officers, which awards were made prior to 2006 under the 2005 Equity and Incentive Plan. There were no awards of PHH RSUs to our Named Executive Officers in 2006. See “—Outstanding Equity Awards at Fiscal Year-End for 2006” for more information regarding existing awards of PHH RSUs. See also Note 20, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information.

(4)	The amounts shown in this column reflect the amount recognized by us (exclusive of the effect of estimated forfeitures) for the year ended December 31, 2006 for financial statement reporting purposes with respect to awards of Stock Options to our Named Executive Officers, which awards were made prior to 2006 under the 2005 Equity and Incentive Plan. There were no awards of Stock Options to our Named Executive Officers in 2006. See “—Grants of Plan-Based Awards for 2006” and “—Outstanding Equity Awards at Fiscal Year-End for 2006” for more information regarding existing awards of Stock Options. See also Note 20, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information.

(5)	For 2006, Messrs. Edwards, Kilroy and Brown were participants in our 2006 PHH MIP and Mr. Danahy was a participant in our 2006 Mortgage MIP. Each plan provided for cash payments based upon the achievement of certain performance targets established by our Compensation Committee. In 2006, the performance targets for the 2006 PHH MIP and 2006 Mortgage MIP were based on our consolidated pre-tax income after minority interest and the pre-tax income after minority interest for PHH Mortgage, respectively. Given his role as President and Chief Executive Officer of PHH Arval, Mr. Kilroy’s non-equity incentive plan compensation was split equally between the achievement of the performance targets set forth in the 2006 PHH MIP and the performance targets set forth in the 2006 Fleet MIP, which were based on the pre-tax net income after minority interest of PHH Arval for 2006. See “—Grants of Plan-Based Awards for 2006” for more information regarding the payout levels. Based on our consolidated results and the results of PHH Arval and PHH Mortgage for 2006, the Compensation Committee determined that the performance targets for the 2006 PHH MIP and 2006 Mortgage MIP were not achieved and the performance targets for the 2006 Fleet MIP were exceeded. As a result, Messrs. Edwards, Danahy and Brown did not receive non-equity incentive compensation under the 2006 PHH MIP or 2006 Mortgage MIP for 2006, and Mr. Kilroy will receive payment under the 2006 Fleet MIP in the amount of $267,461 which will be paid upon the filing of this Form 10-K.

(6)	The amounts in this column reflect the aggregate change in the actuarial present value of the accumulated benefit under the PHH Pension Plan and PHH Retiree Medical Plan from December 31, 2005 to December 31, 2006 for each participating Named Executive Officer. Mr. Edwards is a participant in both the PHH Pension Plan and the PHH Retiree Medical Plan; Messrs. Kilroy, Brown and Cashen are participants in the PHH Pension Plan, and Messrs. Raubenstine and Danahy are not participants in either plan. Each of these plans was frozen and the final average compensation and years of service for each Named Executive Officer participating in the PHH Pension Plan is based on the years of service and compensation earned prior to October 31, 1999 (October 31, 2004 for Mr. Kilroy). See “—Pension Benefits for 2006” for additional information regarding the benefits accrued for each of these Named Executive Officers and Note 15, “Pension and Other Post Employment Benefits” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information regarding the calculation of our pension costs.

(7)	Amounts included in this column are set forth in the following table:

     All Other Compensation Table

	Life and	401(k)			Travel,
	Disability	Matching	Financial	Company	Meals
	Insurance	Contrib-	Planning	Car and	and	Tax	Vacation	Severance
	Converags	ution	Services	Fuel	Lodging	Gross-Up	Payout	Payout	Total
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Terence W. Edwards	$3,229	$13,200	$16,635	$13,830	$—	$15,591	$—	$—	$62,485
Clair M. Raubenstine	5,167	—	—	—	30,840	18,295	—	—	54,302
George J. Kilroy	2,169	9,231	—	4,315	—	1,570	—	—	17,285
Mark R. Danahy	1,705	13,176	10,423	8,435	—	7,464	—	—	41,203
William F. Brown	1,525	12,869	12,184	6,912	—	8,513	—	—	42,003
Neil J. Cashen	1,835	12,981	—	4,297	—	1,042	48,956	1,913,885	1,982,996

    _ _

(a)	These amounts include premiums paid for life and long-term disability insurance coverage for the Named Executive Officers pursuant to our benefit plans and are paid for all employees.

(b)	These amounts reflect the matching contribution made by us on behalf of each Named Executive Officer under the PHH Corporation Employee Savings Plan. This matching contribution is available to all of our employees up to the amount of their voluntary contributions to the plan not to exceed the statutory limit, which was $13,200 in 2006.

(c)	These amounts reflect the value of financial planning services which were made available to the Named Executive Officers. We also provided a tax gross-up to our Named Executive Officers for this amount. See Footnote (f) below.

(d)	These amounts include the value of the personal benefit received by each Named Executive Officer for the use of a company car and fuel, which values are based on our costs for such benefits. We also provided a tax gross-up to our Named Executive Officers for this amount. See Footnote (f) below.

(e)	This column reflects the value of hotel accommodations, meals and a car service to transport Mr. Raubenstine to and from our Maryland offices during 2006 as part of his employment. Mr. Raubenstine split his time between our New Jersey and Maryland offices, but spent more than 50% of his time in our Maryland offices during 2006. While Mr. Raubenstine lives in the greater Philadelphia area, he was treated as being domiciled in Maryland for tax purposes due to the percentage of time that he worked in our Maryland offices. As a result, his normal travel, meals and lodging expenses for performing services for us in Maryland were not deductible business expenses and were recognized as compensation. We reimbursed Mr. Raubenstine for these expenses and provided a tax gross-up so that he incurred no additional taxes as a result of these payments. See Footnote (f) below.

(f)	This column reflects the tax gross-up amounts paid during 2006 (i) for the financial planning, car and fuel costs for Messrs. Edwards, Kilroy, Danahy, Brown and Cashen and (ii) for hotel accommodations and car service costs for Mr. Raubenstine’s travel to and from our Maryland offices.

(g)	The amount in this column reflects the amount of accrued vacation and holiday pay which was paid to Mr. Cashen when his employment with us terminated on September 20, 2006 pursuant to the Cashen Release.

(h)	The amount in this column reflects the severance payout made to Mr. Cashen, which includes a cash payment of $1,864,800 and the value of his company car and a laptop computer ($47,582 and $1,503, respectively) based on our fair value of each on September 20, 2006, pursuant to the terms of the Cashen Release.

(8)	Effective February 23, 2006, Mr. Raubenstine joined us as Executive Vice President and Chief Financial Officer. For 2006, Mr. Raubenstine received an annual salary of $1,000,000 and was not a participant in the 2006 PHH MIP.

(9)	Effective February 23, 2006, Mr. Cashen ceased serving as our Executive Vice President and Chief Financial Officer and assumed the role of Senior Vice President, Strategic Planning and Investor Relations. On September 20, 2006, Mr. Cashen resigned his employment and entered into the Cashen Release, which provided a release of all claims by Mr. Cashen, except for certain indemnification and benefit claims; non-competition restrictions for periods ranging from three to five years and non-disclosure and non-disparagement restrictions. The agreement provides for a one-time lump sum cash payment of $1,864,800, the retention of his company vehicle and laptop and continued vesting and exercise rights in previously granted stock-based awards on the same basis and at the same time as such awards would have vested or been exercisable had he remained an employee through October 11, 2009, which resulted in the recognition of additional expense for financial statement reporting purposes for his previously granted PHH RSU and Stock Option awards.

Grants of Plan-Based Awards for 2006

The following table sets forth the grants of plan-based awards for 2006, including non-equity incentive plan awards under the 2006 PHH MIP, 2006 Mortgage MIP and 2006 Fleet MIP. There were no equity-based awards made to the Named Executive Officers for 2006. Pursuant to the terms of the Cashen Release, vesting and exercise rights in previously granted stock-based awards were allowed to continue on the same basis and at the same time as such awards would have vested or been exercisable had Mr. Cashen remained an employee through October 11, 2009. These modifications are reflected in the table below as new awards on September 20, 2006. The number of PHH RSUs and Stock Options, exercise prices, expiration dates and other terms of these equity awards were not modified.

					All Other
					Option	Exercise or	Grant
					Awards:	Base Price	Date Fair
					Number of	of Option	Value of
		Estimated Future Payouts Under			Securities	Awards	Stock and
	Grant	Non-Equity Incentive Plan Awards(1)			Underlying	per	Option
Name	Date	Threshold	Target	Maximum	Options	Share(2)	Awards

Terence W. Edwards	N/A	$—	$564,635	$705,794	—	$—	$—
Clair M. Raubenstine	—	—	—	—	—	—	—
George J. Kilroy	N/A	219,031	438,461	548,076	—	—	—
Mark R. Danahy	N/A	—	243,750	304,688	—	—	—
William F. Brown	N/A	—	150,000	187,500	—	—	—
Neil J. Cashen(3)	9/20/2006	—	—	—	104,909	17.43	194,082
	9/20/2006	—	—	—	23,247	20.78	201,079
	9/20/2006	—	—	—	13,874	24.99	20,727

(1)	The target payout amount is determined based on a percentage of the annual salary of the Named Executive Officer at the time of grant, except for Mr. Kilroy whose target is based on a percentage of his actual salary for the prior year pursuant to the terms of the 2006 Fleet MIP. The target payout level is 100% of salary for Messrs. Edwards and Kilroy, 75% of salary for Mr. Danahy and 50% of salary for Mr. Brown. The maximum payout is 125% of the target payout although the performance targets must be exceeded by more than 110% for a payout above target. From 110% to 125% of target, the payout is proportionate to the percentage by which the performance target is exceeded. The performance targets for the 2006 PHH MIP, 2006 Mortgage MIP and 2006 Fleet MIP were based on the pre-tax income after minority interest for us, PHH Mortgage and PHH Arval, respectively. Messrs. Raubenstine and Cashen did not participate in the 2006 PHH MIP, 2006 Mortgage MIP or 2006 Fleet MIP. Mr. Danahy participates in the 2006 Mortgage MIP only given his role with PHH Mortgage. No payments were made to the Named Executive Officers under the 2006 PHH MIP or 2006 Mortgage MIP. Mr. Kilroy participates equally in the 2006 PHH MIP and 2006 Fleet MIP with a target payout equal to $219,031 under each plan. As a result, the threshold amount for Mr. Kilroy’s non-equity incentive plan award is 50% of his target payout since the performance target under one, but not the other, MIP was achieved. See Footnote (5) under “—Summary Compensation Table” for information regarding the payout to Mr. Kilroy under the 2006 Fleet MIP.

(2)	The exercise prices shown for Mr. Cashen’s Stock Option Awards were not modified by the Cashen Release and reflect the original exercise prices set at the time of the grant of these awards. The closing price for our Common stock on September 20, 2006 was $27.51.

(3)	The terms of the Cashen Release, including the continued vesting and exercise rights for previously granted Stock Option and PHH RSU awards, were approved by the Compensation Committee on September 19, 2006 and resulted in a modification of the awards upon execution of the Cashen Release on September 20, 2006. We did not modify the exercise price, number of shares and other terms of the awards. As a result of the modification, we recognized net incremental compensation cost of $533,375, which includes the amounts set forth for each Stock Option award in the last column of the table as well as the net incremental cost of $117,487 for the modification to the previously granted PHH RSU awards of 15,252 shares.

Outstanding Equity Awards at Fiscal Year-End for 2006

The following table sets forth the outstanding equity awards, including PHH RSUs and Stock Options, for each of our Named Executive Officers as of December 31, 2006. PHH RSUs earned during 2006 pursuant to the vesting terms of existing award agreements but not converted to shares of our Common stock because we have not been a current filer with the SEC are not presented as outstanding awards in the table. In addition, Stock Options which were earned during 2006 are included in the table as exercisable.

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan Awards:	Market
		Number of				Number		Number of	Value of
	Number of	Securities				of Shares	Market Value	Unearned	Unearned
	Securities	Underlying				or Units	of Shares or	Shares, Units	Shares,Units
	Underlying	Unexercised		Option		of Stock	Units of	or Other	or Other
	Unexercised	Options		Exer-	Option	That Have	Stock That	Rights That	Rights That
	Options	Unexer-		cise	Expiration	Not	Have Not	Have Not	Have Not
Name	Exercisable	cisable		Price	Date	Vested(1)	Vested(2)	Vested(3)	Vested(2)

Terence W. Edwards	183,045	—		$20.22	1/13/2010
	157,364	—		17.43	1/22/2012
	13,570	6,785	(4)	12.48	4/22/2013
	—	49,229	(5)	20.78	3/3/2015
	6,257	18,771	(6)	24.99	6/28/2015
								35,448	$1,023,384
						17,643	$509,353
Clair M. Raubenstine	—	—		—	—	—	—	—	—
George J. Kilroy	—	23,247	(5)	20.78	3/3/2015
	3,468	10,406	(6)	24.99	6/28/2015
								35,448	1,023,384
						12,796	369,421
Mark R. Danahy	43,712	—		18.55	7/17/2011
	35,844	—		17.43	1/22/2012
	—	17,504	(5)	20.78	3/3/2015
								19,497	562,878
						11,709	338,039
William F. Brown	19,695	—		20.32	6/2/2007
	23,085	—		20.22	1/13/2010
	24,916	—		17.43	1/22/2012
	—	16,410	(5)	20.78	3/3/2015
								12,407	358,190
						10,358	299,035
Neil J. Cashen(7)	104,909	—		17.43	1/22/2012
	—	23,247	(5)	20.78	3/3/2015
	3,468	10,406	(6)	24.99	6/28/2015
								18,433	532,161
						9,110	263,006

(1)	This column includes awards of PHH RSUs made (i) on February 1, 2005 in connection with the Spin-Off to convert existing awards of restricted stock units of Cendant common stock granted in 2003 (the “2003 Conversion RSUs”) and (ii) on June 28, 2005 as part of our annual long-term incentive grant (the “2005 Annual Award RSUs”). The following table sets forth the number of 2003 Conversion RSUs and 2005 Annual Award RSUs outstanding as of December 31, 2006 for each Named Executive Officer:

	Number of 2003	Number of 2005
Name	Conversion RSUs	Annual Award RSUs

Terence W. Edwards	9,014	8,629
Clair M. Raubenstine	—	—
George J. Kilroy	8,012	4,784
Mark R. Danahy	4,506	7,203
William F. Brown	3,605	6,753
Neil J. Cashen	4,326	4,784

The remaining 2003 Conversion RSUs vest on April 22, 2007 subject to continued employment. The 2005 Annual Award RSUs vest equally in three annual installments beginning on June 28, 2009 subject to continued employment and acceleration of vesting of 25% of the total award in three installments on June 28, 2007, June 28, 2008 and June 28, 2009 upon the achievement of financial performance targets for each of the three fiscal years ending prior to June 28, 2009. We did not achieve our performance target for 2006.

(2)	Calculated using the closing price of our Common stock on December 29, 2006 ($28.87).

(3)	This column includes awards of PHH RSUs made on February 1, 2005 in connection with the Spin-Off to convert existing awards of restricted stock units of Cendant common stock granted in 2004 (the “2004 Conversion RSUs”). The 2004 Conversion RSUs vest at either 12.5% or 18.75% of the total award on each of April 27, 2007 and April 27, 2008 to the extent we achieve either 100% or 150%, respectively, of the financial performance target for the fiscal year preceding the vesting date. In the event that the performance targets for a given year are not achieved, then 12.5% of the award is forfeited. As a result of not achieving the performance targets for 2006, 12.5% of the total award of 2004 Conversion RSUs for each participating Named Executive Officer were forfeited on April 27, 2007. Any unvested portion of the 2004 Conversion RSUs not previously forfeited will vest only in the event of a change in control transaction or the death or disability of the Named Executive Officer.

(4)	These Stock Options vest on April 22, 2007 subject to continued employment.

(5)	These Stock Options vest on March 3, 2009 subject to continued employment.

(6)	These Stock Options vest annually in three equal installments beginning on June 28, 2009, subject to continued employment and acceleration of vesting of 25% of the total award in three installments on June 28, 2007, June 28, 2008 and June 28, 2009 upon the achievement of financial performance targets for each of the three fiscal years ending prior to June 28, 2009. We did not achieve our performance target for 2006.

(7)	See “—Grants of Plan-Based Awards for 2006” for information regarding certain amendments made to Mr. Cashen’s outstanding equity awards.

Option Exercises and Stock Vested for 2006

The following table sets forth information regarding the number and value of our Common stock that vested during 2006 for our Named Executive Officers. The shares of our Common stock listed in the table below will not be issued to the Named Executive Officers until we become a current filer with the SEC. There were no Stock Option exercises by the Named Executive Officers during 2006.

	Stock Awards(1)
	Number of	Value
	Shares Acquired	Realized
Name	on Vesting	on Vesting

Terence W. Edwards	17,796	$486,122
Clair M. Raubenstine	—	—
George J. Kilroy	15,513	424,551
Mark R. Danahy	10,156	276,740
William F. Brown	7,923	215,572
Neil J. Cashen	8,989	245,414

(1)	The shares of our Common stock shown represent the aggregate number of shares for each Named Executive Officer that vested during 2006 pursuant to the terms of the award agreements. The value realized on vesting reflects the value of the shares on the vesting date as set forth in the award agreements based on the closing price of our Common stock on the vesting date. Since we have not been a current filer under the SEC rules since March 1, 2006, our Registration Statement on Form S-8 for our 2005 Equity and Incentive Plan is no longer effective, and we have determined not to issue shares from this plan until we become a current filer with the SEC.

Pension Benefits for 2006

The following table sets forth information relating to the PHH Pension Plan, which is a defined benefit employee pension plan adopted as of the Spin-Off. The PHH Pension Plan is identical in all material respects to the Cendant Corporation Pension Plan (the “Cendant Pension Plan”), under which benefits were frozen for participants including our Named Executive Officers. The PHH Pension Plan assumed all liabilities and obligations owed under the Cendant Pension Plan to Cendant Pension Plan participants who were actively employed by us at the time of the Spin-Off, including Messrs. Edwards, Kilroy, Brown and Cashen. Certain of our employees, including Messrs. Raubenstine and Danahy, were not participants in the Cendant Pension Plan and are not participants in the PHH Pension Plan. The benefits under the PHH Pension Plan that are accrued to the participating Named Executive Officers were frozen and such officers may not accrue further benefits under the PHH Pension Plan.

		Number of	Present
		Years of	Value of
		Credited	Accumulated
Name	Plan Name	Service(1)	Benefit(2)

Terence W. Edwards	PHH Corporation Pension Plan	20	$255,772
	PHH Corporation Retiree Medical Plan	20	22,927
Clair M. Raubenstine	N/A	—	—
George J. Kilroy	PHH Corporation Pension Plan	28	774,949
Mark R. Danahy	N/A	—	—
William F. Brown	PHH Corporation Pension Plan	14	104,809
Neil J. Cashen	PHH Corporation Pension Plan	20	206,170

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us for each Named Executive Officer through October 31, 1999 (October 31, 2004 for Mr. Kilroy).

(2)	The valuations included in this column have been calculated as of December 31, 2006 assuming the Named Executive Officer will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 15, “Pension and Other Post Employment Benefits” in the Notes to Consolidated Financial Statements included in this Form 10-K.

No pension benefits were paid to the Named Executive Officers in 2006. Each of the Named Executive Officers, other than Messrs. Raubenstine and Danahy, is eligible to receive a benefit under the PHH Pension Plan based on 2% of their final average cash compensation times their number of years of benefit service (up to a maximum of 30 years) minus 50% of their annualized primary Social Security benefit. For purposes of determining the participating Named Executive Officers’ benefits under the PHH Pension Plan, their final average compensation and years of benefit service was based on compensation and service earned prior to October 31, 1999 (October 31, 2004 for Mr. Kilroy). The participating Named Executive Officers will not accrue any additional benefits under the PHH Pension Plan or under any other defined benefit plan sponsored by us or Cendant after October 31, 1999 (October 31, 2004 for Mr. Kilroy).

Non-qualified Deferred Compensation for 2006

The table below sets forth information relating to the PHH Corporation Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) established by our Board of Directors in 1994 for specified executive officers at that time. The Deferred Compensation Plan was frozen to further participation in 1997 and Mr. Edwards is the only Named Executive Officer eligible to participate in the plan.

Aggregate
	Earnings in		Aggregate
	Last Fiscal		Balance as of
Name	Year End		Last Fiscal Year

Terence W. Edwards	$57,836	(1)	$536,942
Clair M. Raubenstine	—		—
George J. Kilroy	—		—
Mark R. Danahy	—		—
William F. Brown	—		—
Neil J. Cashen	—		—

(1)	The amount reported in this column is not included as compensation in “—Summary Compensation Table” because the earnings were not above-market or preferential pursuant to the applicable SEC rules under the Exchange Act.

There were no contributions to, or distributions or withdrawals from, the Deferred Compensation Plan in 2006. The Deferred Compensation Plan is a non-qualified deferred compensation plan pursuant to which participants may elect to defer up to 100% of their annual salary and any awards under a non-equity incentive plan. All deferrals by participants are 100% vested at all times. The Deferred Compensation Plan is unfunded for tax purposes and a bookkeeping account is established for each participant. Amounts deferred are credited with any associated earnings in accordance with hypothetical investment options elected by the participant from the investment options, including mutual funds and other funds, available under the PHH Savings Plan, except for the fund which invests in our Common stock. Participants are entitled to a distribution under the Deferred Compensation Plan when they cease employment with us for any reason. Distributions may be made in lump sum or in monthly, quarterly or annual installments for up to ten years at the election of the participant.

Potential Payments upon Termination of Employment or Change in Control

The following table sets forth the estimated payments and benefits that would be provided to each Named Executive Officer who was employed by us on December 29, 2006, pursuant to the terms of any contract, agreement, plan or arrangement that provides for such payments and benefits following, or in connection with, a termination of the Named Executive Officer, including by voluntary termination, involuntary termination not for cause, involuntary termination for cause, retirement, death or disability or a change in control with or without a termination of the Named Executive Officer. For purposes of calculating the amounts in the table, we have assumed that the termination or change in control event took place on December 29, 2006, the last business day of our most recently completed fiscal year, and used the closing price of our Common stock on such date ($28.87 per share) for purposes of calculating the value of any stock awards in accordance with the SEC rules under the Exchange Act. See the discussion that follows the table for additional information regarding the estimated payments and benefits.

		Involuntary		Change in	Change in
		Termination	Involuntary	Control	Control
Name and Description	Voluntary	Not for	Termination	without	with
of Potential Payments	Termination	Cause	for Cause	Termination	Termination	Death	Disability	Retirement

Terence W. Edwards
Severance	$—	$572,135	$—	$—	$572,135	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	2,115,037	2,115,037	2,115,037	2,115,037	—
Accelerated Payout of 2006 MIPs	—	—	—	564,635	564,635	564,635	—	—
Retirement Plans	—	—	—	—	—	—	—	278,699
Deferred Compensation	536,942	536,942	536,942	—	536,942	536,942	536,942	536,942

Total	$536,942	$1,109,077	$536,942	$2,679,672	$3,788,749	$3,216,614	$2,651,979	$815,641

Clair M. Raubenstine
Severance	$—	$507,500	$—	$—	$507,500	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	—	—	—	—	—
Accelerated Payout of 2006 MIPs	—	—	—	—	—	—	—	—
Retirement Plans	—	—	—	—	—	—	—	—
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$507,500	$—	$—	$507,500	$—	$—	$—

George J. Kilroy
Severance	$—	$457,500	$—	$—	$457,500	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	1,621,248	1,621,248	1,621,248	1,621,248	—
Accelerated Payout of 2006 MIPs	—	—	—	438,461	438,461	438,461	—	—
Retirement Plans	—	—	—	—	—	—	—	774,949
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$457,500	$—	$2,059,709	$2,517,209	$2,059,709	$1,621,248	$774,949

Mark R. Danahy
Severance	$—	$170,000	$—	$—	$170,000	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	1,042,525	1,042,525	1,042,525	1,042,525	—
Accelerated Payout of 2006 MIPs	—	—	—	243,750	243,750	243,750	—	—
Retirement Plans	—	—	—	—	—	—	—	—
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$170,000	$—	$1,286,275	$1,456,275	$1,286,275	$1,042,525	$—

William F. Brown
Severance	$—	$157,500	$—	$—	$157,500	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	789,982	789,982	789,982	789,982	—
Accelerated Payout of 2006 MIPs	—	—	—	150,000	150,000	150,000	—	—
Retirement Plans	—	—	—	—	—	—	—	104,809
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$157,500	$—	$939,982	$1,097,482	$939,982	$789,982	$104,809

The amounts shown in the table above include estimates of what would be paid to the Named Executive Officers upon the occurrence of the specified event. The actual amounts to be paid to the Named Executive Officers can only be determined at the time of such event. We have included payments related to the Retirement Plans and the Deferred Compensation Plan in the table since these are frozen plans and are not available to our current employees. We have not included payments related to the Retirement Plans in the specified events other than the “Retirement” column, as these payments are not triggered by termination, death or disability of the Named Executive Officer or a change in control. These amounts would be payable to the Named Executive Officer at some time after the specified event once the minimum retirement age and other PHH Pension Plan requirements were met. In addition, the table does not include payments of life or disability insurance payable upon the death or disability of the Named Executive Officers as these benefits are available to all employees on the same basis.

Potential Payments and Benefits

Severance.  In accordance with our policy, none of our Named Executive Officers has an employment agreement or change in control agreement. We provide post-termination payments of salary or severance to our Named Executive Officers under a policy applicable to our executive officers in the event of a reduction in our workforce or the elimination or discontinuation of their position. Pursuant to our policy, the minimum severance is 26 weeks of base salary and the maximum severance is 52 weeks of base salary for the Named Executive Officers payable in a lump sum amount. In addition, the amounts shown in the table include $7,500 in outplacement services pursuant to our severance policy. These services may be declined by the Named Executive Officer in lieu of an equivalent cash payment. The payment of severance is conditioned upon, among other things, the execution of a general release of us by the executive officer. If consummated, the proposed Merger would result in a change in control under our severance policy.

Accelerated Vesting of Stock Awards.  All of the stock awards made to our Named Executive Officers have been granted under the 2005 Equity and Incentive Plan and are subject to the vesting and other terms set forth in award agreements and the 2005 Equity and Incentive Plan. Pursuant to the terms of the 2005 Equity and Incentive Plan, in the event of a Change in Control (defined below), any Stock Option award carrying a right to exercise that was not previously vested and exercisable becomes fully vested and exercisable, and any restrictions, deferral limitations, payment conditions and forfeiture conditions for PHH RSU awards lapse and such awards are deemed fully vested. In addition, any performance conditions imposed with respect to such awards are deemed to be fully achieved. Pursuant to the terms of the 2005 Equity and Incentive Plan, a Change in Control is deemed to have occurred if:

▪	any person, as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us, (ii) any trustee or other fiduciary holding securities under one of our employee benefit plans and (iii) any corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our Common stock), is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our Common stock representing 30% or more of the combined voting power of our then outstanding voting securities (excluding any person who becomes such a beneficial owner in connection with a transaction immediately following which the individuals who comprise our Board of Directors immediately prior thereto constitute at least a majority of the Board of Directors of the entity surviving such transaction or, if we or the entity surviving the transaction is then a subsidiary, the ultimate parent thereof);

▪	the following individuals cease for any reason to constitute a majority of the number of Directors then serving: individuals who constitute the Board and any new Director (other than a Director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of Directors) whose appointment or election by the Board or nomination for election by our stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors or whose appointment, election or nomination for election was previously so approved or recommended;

▪	there is consummated a merger or consolidation of us or any of our direct or indirect subsidiaries with any other corporation, other than a merger or consolidation immediately following which the individuals who comprise our Board of Directors immediately prior thereto constitute at least a majority of the Board of Directors of the entity surviving such merger or consolidation or, if we or the entity surviving such merger is then a subsidiary, the ultimate parent thereof or

▪	our stockholders approve a plan of complete liquidation or there is consummated an agreement for the sale or disposition by us of all or substantially all of our assets (or any transaction having a similar effect), other than a sale or disposition by us of all or substantially all of our assets to an entity, immediately following which the individuals who comprise our Board of Directors immediately prior thereto constitute at least a majority of the Board of the entity to which such assets are sold or disposed of or, if such entity is a subsidiary, the ultimate parent thereof.

The amounts in the table are calculated using the closing price of our Common stock on December 29, 2006 and the number of Stock Options and PHH RSUs used to calculate the amounts in the table are those unexercisable Stock Options and unvested PHH RSUs which became exercisable and vested as a result of the Change in Control event pursuant to the SEC rules under the Exchange Act. If consummated, the proposed Merger would result in a change in control under the terms of the 2005 Equity and Incentive Plan. The following table provides the estimated payments that each Named Executive Officer would receive as a result of accelerated vesting of stock awards using a price of $31.50 per share pursuant to the terms of the proposed Merger:

Accelerated
Vesting of
Name	Stock Awards

Terence W. Edwards	$2,451,351
Clair M. Raubenstine	—
George J. Kilroy	1,836,637
Mark R. Danahy	1,170,632
William F. Brown	893,013

Accelerated Payout of 2006 MIPs.  Our short-term cash incentive plans for our executive officers are the 2006 MIPs, which are governed by the terms of the 2006 Equity and Incentive Plan and the respective 2006 MIPs. As discussed above with regard to stock awards, in the event of a Change in Control, the performance conditions imposed with respect to such awards are deemed to be fully achieved and the target payout amount is payable to the Named Executive Officers. If consummated, the proposed Merger would result in a change in control under the terms of the 2005 Equity and Incentive Plan. In the event of the death of a Named Executive Officer, the performance conditions under the 2006 MIPs are deemed to be fully achieved and the target payout amount, pro rated according to the time the Named Executive Officer participated in the performance period, is payable to the Named Executive Officer’s estate. See “— Grants of Plan-Based Awards for 2006” above for information regarding the 2006 MIPs.

Retirement Plans.  Certain of our Named Executive Officers were participants in the PHH Pension Plan and PHH Retiree Medical Plan which were available to all employees prior to 1999. Participants are entitled to payments in the form of an annuity upon attaining retirement age. The amounts reflected in the table are based on the estimated present value on December 29, 2006 of the payout for each participating Named Executive Officer assuming he had attained the normal retirement age of 65. None of the Named Executive Officers had attained the minimum retirement age under the PHH Pension Plan as of December 29, 2006. See “— Pension Benefits for 2006” above for more information.

Deferred Compensation.  Mr. Edwards is the only Named Executive Officer who is a participant in the Deferred Compensation Plan. Participants are entitled to a distribution under the Deferred Compensation Plan when they cease employment with us for any reason. Distributions may be made in lump sum or in monthly, quarterly or annual installments for up to ten years at the election of the participant. See “— Non-qualified Deferred Compensation for 2006” above for more information.

Director Compensation

See “Item 10. Directors, Executive Officers and Corporate Governance — Director Compensation — Director Compensation Table” for information regarding the compensation of our Directors for 2006.

Performance Graph

The following graph and table compare the cumulative total stockholder return on our Common stock with (i) the Russell 2000 Index and (ii) the Russell 2000 Financial Services Index. On January 31, 2005, all shares of our Common stock were spun-off from Cendant to the holders of Cendant’s common stock on a pro rata basis. Our Common stock began trading on the NYSE on February 1, 2005. Cendant distributed one share of our Common stock for every 20 shares of Cendant common stock outstanding on the record date for the distribution.

	Investment Value as of
	2/1/2005	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006

Russell 2000 Index	$100.00	$98.13	$102.37	$107.17	$108.39	$123.50	$117.29	$117.81	$128.30
Russell 2000 Financial Services Index	100.00	95.35	101.60	102.28	104.42	114.61	111.72	114.16	120.83
PHH Common stock	100.00	99.86	117.44	125.39	127.95	121.92	125.75	125.11	131.83

The graph and chart above assume that $100 was invested in the Russell 2000 Index, the Russell 2000 Financial Services Index and our Common stock on February 1, 2005. Total stockholder returns assume reinvestment of dividends. The stock price performance depicted in the graph and table above may not be indicative of future stock price performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our outstanding Common stock, as of May 15, 2007, by those persons who are known to us to be beneficial owners of 5% or more of our Common stock, by each of our Directors, by each of our Named Executive Officers and by our Directors and Executive Officers as a group.

		Percent of
	Shares	Common
	Beneficially	Stock
Name	Owned(1)	Outstanding(2)

Principal Stockholders:
Pennant Capital Management, LLC(3)	4,169,800	7.79%
40 Main Street Chatham, NJ 07928
Dimensional Fund Advisors Inc.(4)	3,843,640	7.18%
1299 Ocean Avenue Santa Monica, CA 90401
Directors and Named Executive Officers:
Terence W. Edwards(5)	403,887	*
Clair M. Raubenstine	—	—
George J. Kilroy(6)	36,812	*
Mark R. Danahy(7)	99,143	*
William F. Brown(8)	82,946	*
Neil J. Cashen(9)	126,810	*
James W. Brinkley(10)	8,664	*
A.B. Krongard(11)	15,703	*
Ann D. Logan(12)	8,414	*
Jonathan D. Mariner(13)	8,291	*
Francis J. Van Kirk(14)	6,552	*
All Directors and Executive Officers as a Group (13 persons)(15)	845,192	1.58%

*	Represents less than one percent.

(1)	Based upon information furnished to us by the respective stockholders or contained in filings made with the SEC. For purposes of this table, if a person has or shares voting or investment power with respect to any of our Common stock, then such Common stock is considered beneficially owned by that person under the SEC rules. Shares of our Common stock beneficially owned include direct and indirect ownership of shares, Stock Options and PHH RSUs granted to executive officers and Director RSUs granted to our Directors which are vested or are expected to vest within 60 days of May 15, 2007. Due to the delay in the filing of our financial statements with the SEC, since March 2006, the issuance of our Common stock for purposes of converting earned PHH RSUs to shares for our executive officers and the award of Director RSUs for service by Directors (collectively, the “Earned Shares”) and the availability for exercise of certain earned Stock Options have been postponed for our Directors and executive officers until we become current with our SEC filing requirements. These Earned Shares and Stock Options have been included in the table in accordance with Rule 13d-3 of the SEC rules. Unless otherwise indicated in the table, the address of all listed stockholders is c/o PHH Corporation, 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

(2)	Based upon 53,506,822 shares of our Common stock outstanding as of May 15, 2007. Shares which vest or are expected to vest within 60 days of May 15, 2007 are deemed outstanding for the purpose of computing the percentage ownership for the named stockholder.

(3)	Reflects beneficial ownership of shares of our Common stock as reported in a Schedule 13D/A filed with the SEC by Pennant Capital Management, LLC on behalf of itself and its affiliates on April 30, 2007.

(4)	Reflects beneficial ownership of shares of our Common stock as reported in a Form 13F filed with the SEC by Dimensional Fund Advisors Inc. on behalf of itself and its affiliates on April 19, 2007.

(5)	Represents 10,056 shares of our Common stock directly held by Mr. Edwards, 367,021 Stock Options and 26,810 Earned Shares.

(6)	Represents 9,184 shares of our Common stock directly held by Mr. Kilroy, 635 shares of our Common stock held in his 401(k) account, 3,468 Stock Options and 23,525 Earned Shares.

(7)	Represents 4,925 shares of our Common stock directly held by Mr. Danahy, 79,556 Stock Options and 14,662 Earned Shares.

(8)	Represents 3,722 shares of our Common stock directly held by Mr. Brown, 67,696 Stock Options and 11,528 Earned Shares.

(9)	Represents 4,974 shares of our Common stock directly held by Mr. Cashen, 144 shares of our Common stock held in his 401(k) account, 108,377 Stock Options and 13,315 Earned Shares.

(10)	Represents 5,260 Director RSUs, 250 shares of our Common stock held by Brinkley Investments, LLC, a partnership among Mr. Brinkley, his wife and his children and 3,154 Earned Shares.

(11)	Represents 8,594 Director RSUs and 7,109 Earned Shares.

(12)	Represents 5,260 Director RSUs and 3,154 Earned Shares.

(13)	Represents 5,205 Director RSUs and 3,086 Earned Shares.

(14)	Represents 3,442 Director RSUs and 3,110 Earned Shares.

(15)	Represents 33,111 shares of our Common stock directly or indirectly held by our Directors and executive officers as a group, 779 shares of our Common stock held in 401(k) accounts, 27,761 Director RSUs, 671,687 Stock Options and 111,854 Earned Shares.

Equity Compensation Plan Information

Equity Compensation Plan Information

The table below reflects the number of securities issued and the number of securities remaining which were available for issuance under the 2005 Equity and Incentive Plan as of December 31, 2006.

	(a)		(b)		(c)
Number of
Securities
Remaining
Available
	Number of				for Future
	Securities		Weighted-		Issuance
	to be Issued		Average		Under Equity
	Upon		Exercise		Compensation
	Exercise of		Price of		Plans
	Outstanding		Outstanding		(Excluding
	Options,		Options,		Securities
	Warrants		Warrants		Reflected in
Plan Category	and Rights		and Rights		Column (a))

Equity compensation plans approved by security holders(1)	5,012,861	(2)	$19.38	(3)	1,388,302
Equity compensation plans not approved by security holders	—		—		—

Total	5,012,861		$19.38		1,388,302

(1)	Our 2005 Equity and Incentive Plan was approved on January 14, 2005 by Cendant as our sole stockholder.

(2)	Includes 1,596,223 PHH RSUs and 3,416,638 Stock Options, of which 912,100 PHH RSUs and 64,438 Stock Options are subject to performance-based vesting at target levels or upon a change in control. Depending upon the level of achievement of these performance goals, all or a portion of the performance-based stock awards may not vest. The number of PHH RSUs includes 16,008 Earned Shares.

(3)	Because there is no exercise price associated with the PHH RSUs, those PHH RSUs described in Footnote 2 above are not included in the weighted-average exercise price calculation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

We review any relationships or transactions in which we and our Directors and executive officers, or their immediate family members, are participants to determine whether these persons have a direct or indirect material interest. Our Directors Code and our Employees and Officers Code provide specific provisions regarding such relationships between our Directors and executive officers and us. The Corporate Governance Committee and the Corporate Compliance Officer review any such relationships identified under the Directors Code and the Employees and Officers Code, respectively, which are then reviewed and approved by the Board of Directors at least annually. The Directors Code sets forth the following guidelines for relationships that do not require Board approval:

▪	the Director’s sole interest in the arrangement is by virtue of his or her status as a director, executive officer and/or holder of less than 10% equity interest (other than a general partnership interest) in an entity with which we have concluded such an arrangement;

▪	the arrangement involves payments to or from the entity that constitute less than the greater of $1 million or 2% of the entity’s consolidated gross revenues and

▪	the Director is not personally involved in (i) the negotiation and execution of the arrangement, (ii) performance of the services or provision of the goods or (iii) the monetary arrangement.

See “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance — Code of Business Conduct and Ethics for Directors” and “— Code of Conduct for Employees and Officers” for more information. Our legal staff is responsible for the development and implementation of processes and controls, including regular Director and officer questionnaires, to obtain information from the Directors and executive officers with respect to related person transactions. Based on the facts and circumstances identified through these information gathering processes, the Board of Directors determines whether the company or a related person has a direct or indirect material interest in any transactions identified

Certain Business Relationships

A.B. Krongard, our Non-Executive Chairman, is also an outside director on the global Board of Directors for our principal outside law firm, DLA Piper. Our legal fees and disbursements paid to DLA Piper during 2006 were less than 0.4% of the firm’s gross revenues for 2006.

James W. Brinkley, one of our Directors, became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup’s acquisition of LMWW in December 2005. We have certain relationships with the Corporate and Investment Banking segment of Citigroup, including financial services, commercial banking and other transactions. The fees paid to Citigroup, including interest expense, were approximately $37 million for 2006, representing less than 0.1% of Citigroup’s revenues. Citigroup is a lender, along with various other lenders, in several of our credit facilities. Our indebtedness to Citigroup was $843 million as of December 31, 2006, representing less than 0.1% of Citigroup’s total consolidated assets, and was made in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans.

Mr. Brinkley’s son, Douglas Brinkley, is a principal at Colliers Pinkard, a member firm of Colliers, which provides certain lease management services to us. The fees paid to Colliers during 2006 were approximately $300,000, representing less than 0.1% of Colliers’ annual revenues.

Bradford C. Burgess, who serves as a Director, Business Development at PHH Arval since 2001, is the son-in-law of George J. Kilroy, one of our Directors and President and Chief Executive Officer of PHH Arval. Mr. Burgess received compensation, including base and bonus payments, of $120,000 for 2006 and was eligible to participate in employee benefit plans available to employees generally. His compensation and benefits were commensurate with other employees in comparable positions at PHH Arval.

Mr. Mariner, one of our Directors, served as a director of BankAtlantic until May 2006. PHH Mortgage has certain mortgage banking relationships with BankAtlantic, the fees for which did not exceed 0.2% of BankAtlantic’s annual revenues.

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

Independence of the Board of Directors

See “Item 10. Directors, Executive Officers and Corporate Governance — Independence of the Board of Directors” for information regarding the determination of the independence of our Board of Directors.

Item 14.	Principal Accounting Fees and Services

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

For the years ended December 31, 2006 and 2005, professional services were performed for us by Deloitte & Touche LLP, our Independent Auditor, pursuant to the oversight of our Audit Committee. Audit and audit-related fees aggregated $12.1 million and $16.8 million for the years ended December 31, 2006 and 2005, respectively. Set forth below are the fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates. All fees and services were approved in accordance with the Audit Committee’s pre-approval policy since the Spin-Off.

	Year Ended
	December 31,
Fees by Type	2006	2005
	(In millions)

Audit fees	$11.4	$16.6
Audit-related fees	0.7	0.2
Tax fees	0.4	0.1
All other fees	—	—

Total	$12.5	$16.9

Audit Fees. The aggregate fees billed for professional services rendered by the Independent Auditor were $11.4 million and $16.6 million for the years ended December 31, 2006 and 2005, respectively, and, primarily related to the annual audits of the Consolidated Financial Statements included in our Annual Reports on Form 10-Ks and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the reviews of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services provided in connection with regulatory and statutory filings.

Audit-Related Fees. Audit-related fees billed during the year ended December 31, 2006 and 2005 were $0.7 million and $0.2 million, respectively, and primarily related to audit fees for our employee benefit plans, comfort letters related to registration statements and securitization transactions.

Tax Fees. The aggregate fees billed for tax services during the years ended December 31, 2006 and 2005 were $0.4 million and $0.1 million, respectively. These fees related to tax compliance, tax advice and tax planning for the years ended December 31, 2006 and 2005.

All Other Fees. There were no amounts billed for other services during the year ended December 31, 2006. The aggregate fees billed for all other services during the year ended December 31, 2005 were approximately $2,000 and related to software license fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2007.

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

Signature	Title	Date

/s/ TERENCE W. EDWARDS Terence W. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2007

/s/ CLAIR M. RAUBENSTINE Clair M. Raubenstine	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2007

/s/ A.B. KRONGARD A.B. Krongard	Non-Executive Chairman of the Board of Directors	May 24, 2007

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	May 24, 2007

/s/ GEORGE J. KILROY George J. Kilroy	Director	May 24, 2007

/s/ ANN D. LOGAN Ann D. Logan	Director	May 24, 2007

/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	May 24, 2007

/s/ FRANCIS J. VAN KIRK Francis J. Van Kirk	Director	May 24, 2007

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed on November 22, 2006.
2	.2*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.
3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.
3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.
3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.
4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.
4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on November 22, 2006.
4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2002.
4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.
4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.
10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on November 22, 2006.
10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 22, 2006.
10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on November 22, 2006.
10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, Cendant Mortgage Corporation, Cendant Mortgage Corporation, as Servicer and PHH Corporation.
10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.
10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chesapeake Funding LLC for the year ended December 31, 2002 filed on March 10, 2003.
10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.8		Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.
10.9		Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.5 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.
10.10		Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.6 to the Amendment to the Registration Statement on Form S-3/A (No. 333-109007) of Chesapeake Funding LLC filed on November 5, 2003.
10.11		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Cendant Corporation (now known as Avis Budget Group, Inc.) for the year ended December 31, 2003 filed on March 1, 2004.
10.12		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 30, 2004.
10.13		Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.
10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, by and among PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.
10	.15‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.
10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.
10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.
10	.19‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.
10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services, LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 1, 2005.
10.21		Employment Agreement, dated as of January 31, 2005, by and among PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.
10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.
10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.
10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.
10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.
10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchaser, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.
10	.42‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.
10	.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.
10	.44†‡‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2005.
10	.45†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2005.
10	.46†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2005.
10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the ‘‘Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on November 22, 2006.
10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2006.
10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.
10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.
10.52		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.
10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.
10	.54‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.
10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.
10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.
10.57		Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.58		Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.
10.59		Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 21, 2006.
10.60		Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.
10.61		$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.
10.62		Amended and Restated Liquidity Agreement dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.
10.63		Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2006.
10.64		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.
10	.65‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.
10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K filed on November 22, 2006.
10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K filed on November 22, 2006.
10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K filed on November 22, 2006.
10	.70‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K filed on November 22, 2006.
10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K filed on November 22, 2006.
10	.72‡	Fifth Amended and Restated Master Repurchase Agreement, dated as of October 30, 2006, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2006.
10.73		Servicing Agreement, dated as of October 30, 2006, among Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2006.
10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

10.75	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.
10.76	Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.
10.77	Supplemental Indenture No. 2, dated as of December 26, 2006, between Bishop’s Gate Residential Mortgage Trust, the Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
10.78	First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.
10.79	First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.
10.80	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.81		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.
10	.82‡	Consent and Amendment, dated as of March 14, 2007, between PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans, LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.	Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
10	.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, between PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q filed on March 30, 2007.
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		PHH Corporation Independence Standards for Directors.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2006.
99.2		Glossary of Terms.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.