Form 10-Q
period 2007-06-30
PHH CORP
filed 2007-08-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of July 16, 2007, 53,680,315 shares of common stock were outstanding.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our expectation that the amount of unrecognized income tax benefits will change in the next twelve months; (iii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements with respect to the delivery of our financial statements; (iv) our belief that any existing legal claims or proceedings other than the several purported class actions filed against us as discussed in this Form 10-Q would not have a material adverse effect on our business, financial position, results of operations or cash flows and our intent to respond appropriately in defending against the several purported class actions filed against us as discussed in this Form 10-Q; (v) our expectations regarding refinance activity, home sale volumes and purchase originations, a near-term downturn, increasing competition and the contraction of margins and volumes in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (vi) our expectation that recent developments in the secondary mortgage market will negatively impact Gain on sale of mortgage loans, net in the third quarter of 2007 and may continue to have a negative impact during the fourth quarter of 2007 and perhaps longer; (vii) our expected savings for the remainder of 2007 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (viii) our belief that growth in our Fleet Management Services segment will be negatively impacted during the remainder of 2007 by the proposed Merger (as defined in Note 2, “Proposed Merger” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q); (ix) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (x) our expected capital expenditures for 2007 and (xi) our expectation that our disclosure controls and procedures will not be effective as of September 30, 2007 and December 31, 2007.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

■	our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;

■	the outcome of civil litigation pending against us, our Directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such Directors and executive officers will be covered by our directors and officers insurance;

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of a decline in the volume or value of United States home sales, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

■	the impact of the proposed Merger on our business and the price of our Common stock, including our ability to satisfy the conditions required to consummate the Merger, the impact of the announcement of the Merger on our business relationships and operating results and the impact of costs, fees and expenses related to the Merger;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

■	our ability to maintain a functional corporate structure and to operate as an independent organization;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants under our financing agreements and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues
Mortgage fees	$37	$35	$67	$65
Fleet management fees	42	38	81	78

Net fee income	79	73	148	143

Fleet lease income	397	385	787	753

Gain on sale of mortgage loans, net	70	69	113	126

Mortgage interest income	98	94	189	170
Mortgage interest expense	(72)	(69)	(143)	(129)

Mortgage net finance income	26	25	46	41

Loan servicing income	131	124	261	254

Change in fair value of mortgage servicing rights	89	(3)	17	65
Net derivative loss related to mortgage servicing rights	(207)	(106)	(212)	(286)

Valuation adjustments related to mortgage servicing rights	(118)	(109)	(195)	(221)

Net loan servicing income	13	15	66	33

Other income	25	22	46	42

Net revenues	610	589	1,206	1,138

Expenses
Salaries and related expenses	81	89	168	176
Occupancy and other office expenses	18	20	36	40
Depreciation on operating leases	315	304	626	610
Fleet interest expense	55	49	104	92
Other depreciation and amortization	8	9	16	18
Other operating expenses	92	94	182	177

Total expenses	569	565	1,132	1,113

Income before income taxes and minority interest	41	24	74	25
Provision for income taxes	39	22	57	35

Income (loss) before minority interest	2	2	17	(10)
Minority interest in income of consolidated entities, net of income taxes of $(2), $(1), $(2) and $0	3	1	3	—

Net (loss) income	$(1)	$1	$14	$(10)

Basic (loss) earnings per share	$(0.02)	$0.01	$0.26	$(0.19)

Diluted (loss) earnings per share	$(0.02)	$0.01	$0.25	$(0.19)

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$136	$123
Restricted cash	599	559
Mortgage loans held for sale, net	2,921	2,936
Accounts receivable, net	471	462
Net investment in fleet leases	4,248	4,147
Mortgage servicing rights	2,249	1,971
Investment securities	42	35
Property, plant and equipment, net	60	64
Goodwill	86	86
Other assets	434	377

Total assets	$11,246	$10,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$503	$494
Debt	7,984	7,647
Deferred income taxes	802	766
Other liabilities	382	307

Total liabilities	9,671	9,214

Commitments and contingencies (Note 11)	—	—
Minority interest	35	31
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at June 30, 2007 or December 31, 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,506,822 shares issued and outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	965	961
Retained earnings	553	540
Accumulated other comprehensive income	21	13

Total stockholders’ equity	1,540	1,515

Total liabilities and stockholders’ equity	$11,246	$10,760

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2007
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	53,506,822	$1	$961	$540	$13	$1,515
Effect of adoption of FIN 48	—	—	—	(1)	—	(1)
Net income	—	—	—	14	—	14
Other comprehensive income, net of income taxes of $(1)	—	—	—	—	8	8
Stock compensation expense	—	—	4	—	—	4

Balance at June 30, 2007	53,506,822	$1	$965	$553	$21	$1,540

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$14	$(10)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(227)	(218)
Net unrealized loss on mortgage servicing rights and related derivatives	195	221
Vehicle depreciation	626	610
Other depreciation and amortization	16	18
Origination of mortgage loans held for sale	(16,246)	(17,211)
Proceeds on sale of and payments from mortgage loans held for sale	16,228	16,858
Other adjustments and changes in other assets and liabilities, net	30	(24)

Net cash provided by operating activities	636	244

Cash flows from investing activities:
Investment in vehicles	(1,197)	(1,413)
Proceeds on sale of investment vehicles	470	637
Purchase of mortgage servicing rights	(34)	(8)
Cash paid on derivatives related to mortgage servicing rights	(52)	(12)
Net settlement payments for derivatives related to mortgage servicing rights	(77)	(212)
Purchases of property, plant and equipment	(11)	(13)
Net assets acquired, net of cash acquired and acquisition-related payments	—	(2)
Increase in Restricted cash	(40)	(152)
Other, net	5	9

Net cash used in investing activities	(936)	(1,166)

Cash flows from financing activities:
Net increase in short-term borrowings	212	—
Proceeds from borrowings	11,569	11,436
Principal payments on borrowings	(11,461)	(10,512)
Issuances of Company Common stock	—	1
Other, net	(7)	(5)

Net cash provided by financing activities	313	920

Effect of changes in exchange rates on Cash and cash equivalents	—	1

Net increase (decrease) in Cash and cash equivalents	13	(1)
Cash and cash equivalents at beginning of period	123	107

Cash and cash equivalents at end of period	$136	$106

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
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (“PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

•	Mortgage Production—provides mortgage loan origination services and sells mortgage loans.

•	Mortgage Servicing—provides servicing activities for originated and purchased loans.

•	Fleet Management Services—provides commercial fleet management services.

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Condensed Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as Minority interest in the Condensed Consolidated Balance Sheets and Minority interest in income of consolidated entities, net of income taxes in the Condensed Consolidated Statements of Operations.

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

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

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the periods affected, specifically the six months ended June 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

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

On January 1, 2007, prior to the implementation of FIN 48, the Company’s liability for income tax contingency reserves was $27 million. On January 1, 2007, after recording the effect of the adoption of FIN 48, which was a $1 million increase to such reserves, the Company’s total liability for unrecognized income tax benefits was $28 million. From January 1, 2007 (after recording the effect of the adoption of FIN 48) to June 30, 2007, the Company’s total liability for income tax contingency reserves increased by $18 million as a result of current year activity related to income tax positions taken during prior years. The Company’s total liability for unrecognized income tax benefits was $46 million as of June 30, 2007, all of which would impact the Company’s effective income tax rate if these unrecognized income tax benefits were recognized.

It is expected that the amount of unrecognized income tax benefits will change in the next twelve months. This change may be material. However, the Company is unable to project the impact of these unrecognized income tax benefits on its results of operations or financial position for future reporting periods due to the volatility of market and other factors.

The Company recognizes interest and penalties accrued related to unrecognized income tax benefits in the Provision for income taxes in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, after the adoption of FIN 48, and as of June 30, 2007, the Company’s estimated liability for the potential payment of interest and penalties was

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

$1 million, which is included in the liability for unrecognized income tax benefits. The amount of interest and penalties included in the Provision for income taxes in the Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2007 was not significant.

The Company became a consolidated income tax filer with the Internal Revenue Service (the “IRS”) and certain state jurisdictions subsequent to a spin-off from Cendant Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Condensed Consolidated Financial Statements) on February 1, 2005 (the “Spin-Off”). All federal and certain state income tax filings prior thereto were part of Cendant’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement (as defined and discussed in Note 11, “Commitments and Contingencies”). All periods subsequent to the Spin-Off are subject to examination by the IRS and state jurisdictions. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and Canada. As of June 30, 2007, the Company’s foreign and state income tax filings are subject to examination for periods ranging from 2001 to 2005, dependent upon jurisdiction.

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

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” by permitting companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from the same master netting arrangement as the derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted. Retrospective application is required for all prior period financial statements presented. The Company does not expect the adoption of FSP FIN 39-1 to have an impact on its Consolidated Financial Statements, as its practice of netting cash collateral against net derivative assets and liabilities under the same master netting arrangements is consistent with the provisions of FSP FIN 39-1.

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

In connection with the Merger, on March 14, 2007, the Company and its subsidiaries, PHH Mortgage Corporation (“PHH Mortgage”) and PHH Broker Partner Corporation, entered into a Consent and Amendment (the “Consent”) with TM Acquisition Corp., PHH Home Loans and Realogy Corporation’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc., Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provides for the following: (i) consents from the parties under the operating agreement of the Mortgage Venture, a strategic relationship agreement between Realogy Corporation (“Realogy”) and the Company, a management services agreement between the Mortgage Venture and PHH Mortgage, trademark license agreements between certain Realogy subsidiaries and PHH Mortgage and the Mortgage Venture and a marketing agreement between PHH Mortgage and certain Realogy subsidiaries (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of Cendant’s spin-off of Realogy into an independent publicly traded company and certain other amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. (On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions.) The amendments to the Realogy Agreements effected pursuant to the Consent will be effective immediately prior to the closing of the sale of the Company’s mortgage operations to Blackstone immediately following the completion of the Merger. The provisions of the Consent will terminate and be void in the event that either the Merger Agreement or the agreement for the sale of the Company’s mortgage operations is terminated.

On March 14, 2007, PHH Mortgage also entered into a Waiver and Amendment Agreement (the “Waiver”) with Merrill Lynch Credit Corporation (“Merrill Lynch”), which provides for the following: (i) the waiver of Merrill Lynch’s rights in connection with a change in control of the Company and PHH Mortgage under a servicing rights purchase and sale agreement between PHH Mortgage and Merrill Lynch, a portfolio servicing agreement between PHH Mortgage and Merrill Lynch, an origination assistance agreement between PHH Mortgage and Merrill Lynch (the “OAA”), a loan purchase and sale agreement between PHH Mortgage and Merrill Lynch and an Equity Access and Omega loan subservicing agreement between PHH Mortgage and Merrill Lynch (collectively, the “Merrill Lynch Agreements”) as a result of the Merger, the sale of the Company’s mortgage operations and the related transactions contemplated thereby; (ii) an amendment to the OAA, effective as of the closing of the sale of the Company’s mortgage operations to Blackstone following the completion of the Merger, and (iii) undertakings as to certain other actions, including further negotiation of certain amendments to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the Merrill Lynch Agreements and other agreements with respect to the foregoing amendments. The provisions of the Waiver will terminate and be void in the event that the Merger Agreement is terminated.

3.  (Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 30, 2007 excludes approximately 3.7 million outstanding stock-based awards as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the six months ended June 30, 2006 excludes approximately 3.9 million outstanding stock-based awards as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions, except share and per share data)

Net (loss) income	$(1)	$1	$14	$(10)

Weighted-average common shares outstanding—basic	53,817,732	53,613,684	53,786,246	53,547,500
Effect of potentially dilutive securities:
Stock options	—	529,358	763,774	—
Restricted stock units	—	291,431	169,958	—

Weighted-average common shares outstanding—diluted	53,817,732	54,434,473	54,719,978	53,547,500

Basic (loss) earnings per share	$(0.02)	$0.01	$0.26	$(0.19)

Diluted (loss) earnings per share	$(0.02)	$0.01	$0.25	$(0.19)

4.	Mortgage Loans Held for Sale

Mortgage loans held for sale, net consisted of:

	June 30,	December 31,
	2007	2006
	(In millions)

Mortgage loans held for sale (“MLHS”)	$2,750	$2,676
Home equity lines of credit	80	141
Construction loans	68	101
Net deferred loan origination fees and expenses	23	18

Mortgage loans held for sale, net	$2,921	$2,936

At June 30, 2007, the Company pledged $2.3 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2007	2006
	(In millions)

Balance, beginning of period	$146,836	$145,827
Additions	17,888	16,070
Payoffs, sales and curtailments	(13,075)	(14,932)

Balance, end of period	$151,649	$146,965

The activity in the Company’s capitalized MSRs consisted of:

	Six Months
	Ended June 30,
	2007	2006
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,971	$2,152
Effect of adoption of SFAS No. 156 (1)	—	(243)
Additions	261	226
Changes in fair value due to:
Realization of expected cash flows	(163)	(200)
Changes in market inputs or assumptions used in the valuation model	180	265
Sales and deletions	—	(8)

Balance, end of period	2,249	2,192

Valuation Allowance:
Balance, beginning of period	—	(243)
Effect of adoption of SFAS No. 156 (1)	—	243

Balance, end of period	—	—

Mortgage servicing rights	$2,249	$2,192

(1)	After the adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) effective January 1, 2006, MSRs are recorded at fair value.

The significant assumptions used in estimating the fair value of MSRs at June 30, 2007 and 2006 were as follows (in annual rates):

	June 30,
	2007	2006

Prepayment speed	16%	16%
Discount rate	11%	10%
Volatility	13%	13%

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net service fee revenue	$125	$120	$249	$242
Late fees	5	5	11	10
Other ancillary servicing revenue	6	4	11	9

As of June 30, 2007, the Company’s MSRs had a weighted-average life of approximately 5.5 years. Approximately 67% of the MSRs associated with the loan servicing portfolio as of June 30, 2007 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Six Months
	Ended June 30,
	2007	2006

Initial capitalization rate of additions to MSRs	1.46%	1.41%

	June 30,
	2007	2006

Capitalized servicing rate (based on fair value)	1.48%	1.49%
Capitalized servicing multiple (based on fair value)	4.6	4.7
Weighted-average servicing fee (in basis points)	33	32

The net impact to the Condensed Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs and related derivatives was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	$(88)	$(116)	$(163)	$(200)
Changes in market inputs or assumptions used in the valuation model	177	113	180	265
Net derivative loss related to mortgage servicing rights (See Note 7)	(207)	(106)	(212)	(286)

Valuation adjustments related to mortgage servicing rights	$(118)	$(109)	$(195)	$(221)

6.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Portfolio Activity

	Six Months
	Ended June 30,
	2007	2006
	(In millions)

Balance, beginning of period (1)	$160,222	$154,843
Additions (2)	19,951	18,478
Payoffs and curtailments (2)	(15,591)	(16,176)
Addition of certain subserviced home equity loans as of June 30, 2006 (1)	—	2,130

Balance, end of period (1)	$164,582	$159,275

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are included in the portfolio balance as of January 1, 2007, June 30, 2007 and June 30, 2006. The amount of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006 was approximately $2.5 billion.

(2)	Excludes activity related to certain home equity loans subserviced for others described above in the six months ended June 30, 2006.

Portfolio Composition

	June 30,
	2007	2006
	(In millions)

Owned servicing portfolio	$155,343	$150,644
Subserviced portfolio	9,239	8,631

Total servicing portfolio	$164,582	$159,275

Fixed rate	$106,876	$101,614
Adjustable rate	57,706	57,661

Total servicing portfolio	$164,582	$159,275

Conventional loans	$152,803	$147,958
Government loans	7,842	7,034
Home equity lines of credit	3,937	4,283

Total servicing portfolio	$164,582	$159,275

Weighted-average interest rate	6.1%	6.0%

Portfolio Delinquency (1)

	June 30,
	2007		2006
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	1.96%	1.68%	1.70%	1.43%
60 days	0.39%	0.32%	0.32%	0.25%
90 or more days	0.31%	0.25%	0.30%	0.22%

Total delinquency	2.66%	2.25%	2.32%	1.90%

Foreclosure/real estate owned/bankruptcies	0.83%	0.66%	0.84%	0.58%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

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

The following is a description of the Company’s risk management policies related to interest rate lock commitments (“IRLCs”), MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the IRLC through the loan funding date or expiration date. In addition, the Company is subject to fallout risk, which is the risk that an approved borrower will choose not to close on the loan. The Company uses forward delivery commitments to manage these risks. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Operations.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Change in value of IRLCs	$(40)	$(32)	$(39)	$(52)
Change in value of MLHS	(11)	(3)	(13)	(5)

Total change in value of IRLCs and MLHS	(51)	(35)	(52)	(57)

Mark-to-market of derivatives designated as hedges of MLHS	3	—	1	(1)
Mark-to-market of freestanding derivatives (1)	80	52	79	96

Net gain on derivatives	83	52	80	95

Net gain on hedging activities (2)	$32	$17	$28	$38

(1)	Amount includes $14 million and $5 million of ineffectiveness recognized on hedges of MLHS during the three months ended June 30, 2007 and 2006, respectively, and $12 million and $9 million of ineffectiveness recognized on hedges of MLHS during the six months ended June 30, 2007 and 2006, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three months ended June 30, 2007 and 2006, the Company recognized $(8) million and $(3) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133. During the six months ended June 30, 2007 and 2006, the Company recognized $(12) million and $(6) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The net activity in the Company’s derivatives related to MSRs consisted of:

	Six Months
	Ended June 30,
	2007		2006
	(In millions)

Net balance, beginning of period	$—	(1)	$44	(2)
Additions	52		12
Changes in fair value	(212)		(286)
Net settlement payments	77		212

Net balance, end of period	$(83	) (3)	$(18	) (4)

(1)	The net balance represents the gross asset of $56 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $56 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $73 million (recorded within Other assets) net of the gross liability of $29 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $42 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $125 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $32 million (recorded within Other assets) net of the gross liability of $50 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three and six months ended June 30, 2007 and 2006, except to create the accrual of interest expense at variable rates. Net gains and losses recognized during the three and six months ended June 30, 2007 and the three months ended June 30, 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations. The Company recognized net losses of $1 million during the six months ended June 30, 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized net losses of $1 million during each of the three and six months ended June 30, 2007 and 2006 related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2007	2006
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,192	$6,958
Vehicles under closed-end operating leases	253	273

Vehicles under operating leases	7,445	7,231
Less: Accumulated depreciation	(3,611)	(3,541)

Net investment in operating leases	3,834	3,690

Direct Financing Leases:
Lease payments receivable	179	182
Less: Unearned income	(12)	(25)

Net investment in direct financing leases	167	157

Off-Lease Vehicles:
Vehicles not yet subject to a lease	242	292
Vehicles held for sale	14	20
Less: Accumulated depreciation	(9)	(12)

Net investment in off-lease vehicles	247	300

Net investment in fleet leases	$4,248	$4,147

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$627	$1,027
Variable funding notes	3,639	825	—	4,464
Subordinated debt	—	50	—	50
Commercial paper	—	694	635	1,329
Borrowings under credit facilities	—	152	921	1,073
Other	14	13	14	41

	$3,653	$2,134	$2,197	$7,984

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”) to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. As of June 30, 2007 and December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.6 billion and $3.5 billion, respectively. The debt issued as of June 30, 2007 was collateralized by approximately $4.2 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with capacity of $2.9 billion, and the Series 2006-2 notes, with capacity of $1.0 billion, are scheduled to expire on March 4, 2008 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.8% and 5.7% as of June 30, 2007 and December 31, 2006, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of June 30, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $261 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both June 30, 2007 and December 31, 2006, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate aggregated $400 million. The Bishop’s Gate Notes are variable-rate instruments and are scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of both June 30, 2007 and December 31, 2006 was 5.7%. As of both June 30, 2007 and December 31, 2006, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $50 million. The Bishop’s Gate Certificates are primarily fixed-rate instruments and are scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of both June 30, 2007 and December 31, 2006 was 5.6%. As of June 30, 2007 and December 31, 2006, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $694 million and $688 million, respectively. The Bishop’s Gate commercial paper are fixed-rate instruments and mature within 90 days of issuance. The Bishop’s Gate Liquidity Agreement is scheduled to expire on November 30, 2007. The weighted-average interest rate on the Bishop’s Gate commercial paper as of June 30, 2007 and December 31, 2006 was 5.3% and 5.4%, respectively. As of June 30, 2007, the debt issued by Bishop’s Gate was collateralized by approximately $1.2 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet.

The Company also maintains a $750 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, the Company’s wholly owned subsidiary. The Mortgage Repurchase Facility is funded by a multi-seller conduit, and the Company generally uses it to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. As of June 30, 2007, borrowings under the Mortgage Repurchase Facility were $568 million and were collateralized by underlying mortgage loans and related assets of $617 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of both June 30, 2007 and December 31, 2006, borrowings under this variable-rate facility bore interest at 5.4%. The Mortgage Repurchase Facility expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of June 30, 2007, borrowings under the Mortgage Venture Repurchase Facility were $257 million and were collateralized by underlying mortgage loans and related assets of $311 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.4% as of both June 30, 2007 and December 31, 2006. The Mortgage Venture also pays an annual liquidity fee of 20 basis points (“bps”) on 102%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a $200 million secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of June 30, 2007, borrowings under this secured line of credit were $137 million and were collateralized by underlying mortgage loans and related assets of $172 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 6.2% as of both June 30, 2007 and December 31, 2006. The expiration date of this line of credit agreement is October 5, 2007.

As of June 30, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and the Company had approximately $647 million of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes as of June 30, 2007 and December 31, 2006 consisted of $627 million and $646 million, respectively, of medium-term notes (“MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of June 30, 2007, the outstanding MTNs were scheduled to mature between July 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of both June 30, 2007 and December 31, 2006 was 6.8%.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $635 million and $411 million as of June 30, 2007 and December 31, 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of both June 30, 2007 and December 31, 2006 was 5.7%.

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $306 million and $404 million as of June 30, 2007 and December 31, 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

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

The Company also maintains an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of both June 30, 2007 and December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required the Company to pay per annum utilization fees if its usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 105 bps and 20 bps, respectively. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively.

The Company is party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of both June 30, 2007 and December 31, 2006. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during 2006, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on the Company’s outstanding borrowings based on certain of its senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As of June 30, 2007, borrowings under the Tender Support Facility continued to bear interest at LIBOR plus a margin of 100 bps. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 125 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 150 bps.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at June 30, 2007 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$2,125	$1,476	$3,601
Between one and two years	1,545	—	1,545
Between two and three years	883	5	888
Between three and four years	642	306	948
Between four and five years	359	—	359
Thereafter	233	410	643

	$5,787	$2,197	$7,984

As of June 30, 2007, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity (1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements:
Vehicle management	$3,914	$3,653	$261
Mortgage warehouse	2,781	2,134	647
Unsecured Committed Credit Facilities (2)	1,916	1,557	359

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $635 million which fully supports the outstanding unsecured commercial paper issued by the Company as of June 30, 2007. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects a $1 million letter of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to the Company’s shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC. Although the Company became current in its filing status with the SEC on June 28, 2007, its shelf registration statement will continue to be unavailable for twelve months after the date on which it became current, assuming it remains current in its filing status.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers,

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At June 30, 2007, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

During 2006, the Company obtained waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waived certain potential breaches of covenants under those instruments and extended the deadlines (the “Extended Deadlines”) for the delivery of its financial statements and related documents to the various lenders under those instruments. The Extended Deadline for the delivery of the Company’s financial statements for the quarter ended March 31, 2007 was June 29, 2007. The Company’s financial statements for the quarter ended March 31, 2007 were filed with the SEC on June 28, 2007.

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

During the three months ended June 30, 2007, the Provision for income taxes was $39 million and was significantly impacted by a $17 million increase in liabilities for income tax contingencies and a $6 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the three months ended June 30, 2007) for which the Company believes it is more likely than not that the deferred tax assets will not be realized.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three months ended June 30, 2006, the Provision for income taxes was $22 million and was significantly impacted by a $9 million increase in liabilities for income tax contingencies. In addition, the Company recorded state income tax expense of $6 million. Due to the Company’s 2006 year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference in the 2006 state income tax effective rate in comparison to the 2007 state income tax effective rate.

During the six months ended June 30, 2007, the Provision for income taxes was $57 million and was significantly impacted by an $18 million increase in liabilities for income tax contingencies and a $10 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the six months ended June 30, 2007) for which the Company believes it is more likely than not that the deferred tax assets will not be realized.

During the six months ended June 30, 2006, the Provision for income taxes was $35 million and was significantly impacted by a $24 million increase in liabilities for income tax contingencies and a $1 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the six months ended June 30, 2006) for which the Company believed it was more likely than not that the deferred tax assets would not be realized. In addition, the Company recorded state income tax expense of $2 million. Due to the Company’s 2006 year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference in the 2006 state income tax effective rate in comparison to the 2007 state income tax effective rate.

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

Legal Contingencies

The Company is party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, the Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its business, financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs seek to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) who purchased the Company’s Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006. The plaintiffs allege, among other matters, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

Following the announcement of the Merger in March 2007, two purported class actions were filed against the Company and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland (the “Court”). The first of these actions also named GE and Blackstone as defendants. The plaintiffs seek to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) holding the Company’s Common stock. In support of their request for injunctive and other relief, the plaintiffs allege, among other matters, that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On or about April 10, 2007, the claims against Blackstone were dismissed without prejudice. On May 11, 2007, the Court consolidated the two cases into one action. On July 27, 2007, the plaintiffs filed a consolidated amended complaint. This pleading did not name GE or Blackstone as defendants. It essentially repeated the allegations previously made against the members of the Company’s Board of Directors and added

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

allegations that the disclosures made in the preliminary proxy statement filed with the SEC on June 18, 2007 omitted certain material facts. On August 7, 2007, the Court dismissed the consolidated amended complaint on the ground that the plaintiffs’ claims could only be asserted derivatively, whereas the plaintiffs were seeking to assert their claims directly. The Court gave the plaintiffs the option of having the dismissal be with prejudice and without leave to amend, in which event they would be able to file a notice of appeal, or without prejudice and with leave to amend, in which event they would be able to serve a demand on the Company’s Board of Directors or file a pleading in which they attempt to demonstrate that demand would have been futile.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $2.8 billion as of June 30, 2007. In addition, the outstanding balance of loans sold with recourse by the Company was $553 million as of June 30, 2007.

As of June 30, 2007, the Company had a liability of $24 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of June 30, 2007, the Company provided such mortgage reinsurance for approximately $9.6 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $694 million as of June 30, 2007.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the Condensed Consolidated Balance Sheet as of June 30, 2007. As of June 30, 2007, a liability of $20 million was recorded in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments

As of June 30, 2007, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $5.0 billion. Additionally, as of June 30, 2007, the Company had commitments to fund open home equity lines of credit of $3.1 billion and construction loans of $34 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $5.0 billion of forward delivery commitments as of June 30, 2007 generally will be settled within 90 days of the individual commitment date.

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

On March 19, 2007, the Company received notice from the NYSE that it would be subject to the procedures specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual as a result of not meeting the deadline for filing its 2006 Form 10-K. Section 802.01E of the NYSE’s Listed Company Manual provides, among other things, that the NYSE will monitor the Company and the filing status of its 2006 Form 10-K. In addition, the Company concluded that it did not satisfy the requirements of Section 203.01 of the NYSE’s Listed Company Manual as a result of the delay in filing its 2006 Form 10-K. The Company filed its 2006 Form 10-K with the SEC on May 24, 2007.

13.	Accumulated Other Comprehensive Income

The components of comprehensive income (loss) are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net (loss) income	$(1)	$1	$14	$(10)

Other comprehensive income:
Currency translation adjustments	8	4	9	4
Unrealized losses on available-for-sale securities, net of income taxes	—	—	(1)	(1)

Total other comprehensive income	8	4	8	3

Total comprehensive income (loss)	$7	$5	$22	$(7)

The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains
	Currency	(Losses) on	Defined	Accumulated
	Translation	Available-for-	Benefit	Other Comprehensive
	Adjustment	Sale Securities	Plans	Income
	(In millions)

Balance at December 31, 2006	$15	$2	$(4)	$13
Change during 2007	9	(1)	—	8

Balance at June 30, 2007	$24	$1	$(4)	$21

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s management evaluates the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provisions and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$106	$106	$—	$(8)	$(18)	$10
Mortgage Servicing segment	39	38	1	17	14	3

Total Mortgage Services	145	144	1	9	(4)	13
Fleet Management Services segment	466	446	20	30	27	3

Total reportable segments	611	590	21	39	23	16
Other (2)	(1)	(1)	—	(1)	—	(1)

Total Company	$610	$589	$21	$38	$23	$15

				Segment (Loss) Profit (1)
	Net Revenues			Six Months
	Six Months Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$177	$194	$(17)	$(47)	$(47)	$—
Mortgage Servicing segment	114	71	43	72	21	51

Total Mortgage Services	291	265	26	25	(26)	51
Fleet Management Services segment	916	874	42	51	51	—

Total reportable segments	1,207	1,139	68	76	25	51
Other (2)	(1)	(1)	—	(5)	—	(5)

Total Company	$1,206	$1,138	$68	$71	$25	$46

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)

Income before income taxes and minority interest	$41	$24	$74	$25
Minority interest in income of consolidated entities, net of income taxes	3	1	3	—

Segment profit	$38	$23	$71	$25

(2)	Net revenues reported under the heading Other for the three and six months ended June 30, 2007 and 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the three and six months ended June 30, 2007 represents expenses related to the proposed Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (our“2006 Form 10-K”). Based on the material weaknesses identified in connection with management’s assessment of our internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. (See “Item 9A. Controls and Procedures” in our 2006 Form 10-K for more information.) In addition, based on the evaluation and identification of these material weaknesses, management concluded that our disclosure controls and procedures were not effective as of June 30, 2007. (See “Item 4. Controls and Procedures” included herein for more information.)

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments, a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”). Our Mortgage Production segment generated 15% of our Net revenues for the six months ended June 30, 2007. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 9% of our Net revenues for the six months ended June 30, 2007. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (“U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 76% of our Net revenues for the six months ended June 30, 2007.

On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement to sell our mortgage operations to an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm. The Merger is subject to approval by our stockholders and state licensing and other regulatory approvals, as well as various other closing conditions. Under the terms of the Merger Agreement, at closing, our stockholders will receive $31.50 per share in cash and shares of our Common stock will no longer be listed on the New York Stock Exchange (the “NYSE”). The Merger Agreement contains certain restrictions on our ability to incur new indebtedness and to pay dividends on our Common stock as well as on the payment of intercompany dividends by certain of our subsidiaries without the prior written consent of GE. See Note 2, “Proposed Merger” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information.

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. The long-term outlook for the mortgage industry remains strong with increasing levels of mortgage debt outstanding and home ownership driving the expected growth. However, in the near term, we expect the industry to continue to experience a downturn evidenced by increasing mortgage loan delinquencies and reduced origination levels. Lower origination volume, ongoing pricing pressures and a flat yield curve negatively impacted the results of operations of our Mortgage Production and Mortgage Servicing segments throughout 2006. As of June 2007, the Federal National Mortgage Association’s Economic and Mortgage Market Developments estimated that industry originations during 2006 were $2.8 trillion and forecasted a decline in industry originations during 2007 of approximately 9% from estimated 2006 levels, due to a 12% expected decline in purchase originations and a 5% expected decline in refinance originations.

Volatility in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Volatility in interest rates may also result in changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry have resulted in more restrictive credit standards that may negatively impact home affordability and the demand for housing and related origination volumes for the mortgage industry. Many subprime origination companies have entered bankruptcy proceedings, shut down or severely curtailed their lending activities. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over last year’s levels. With more restrictive credit standards, borrowers, particularly subprime borrowers, are less able to purchase a home. We expect that refinance activity over the next several quarters will be bolstered by the volume of adjustable-rate mortgages originated over the last five years nearing their interest-rate-reset dates creating an incentive for borrowers to refinance. However, based on home sale trends during the first six months of 2007, we expect that home sale volumes and purchase originations will decrease or remain flat during the remainder of 2007 and perhaps longer. (See “Item 1A. Risk Factors—Risks Related to our Business—Downward trends in the real estate market could adversely impact our business, profitability or results of operations.” in our 2006 Form 10-K for more information.)

The secondary mortgage market has been adversely impacted during the second quarter of 2007 and through the filing date of this Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime, Alt-A and non-conforming products, as investors are tightening credit standards and offering less favorable pricing. The continued deterioration of the secondary mortgage market in such products and the expansion of this impact to more traditional prime loan products could have a negative impact on profit margins for the mortgage industry in the second half of 2007. While we adjust interest rates for new mortgage loan originations to reflect the current secondary market conditions and provide appropriate profit margins, we expect that the recent market developments will negatively impact Gain on sale of mortgage loans, net in the third quarter of 2007 and may continue to have a negative impact during the fourth quarter of 2007 and perhaps longer. In addition, increases in interest rates for new mortgage loan originations required as a result of these secondary mortgage market conditions may reduce the demand for mortgage loan originations, which could further impact profitability in our Mortgage Production segment. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the subprime mortgage market may negatively affect the mortgage loan origination volumes and profitability of mortgage loan products that we offer in our Mortgage Production segment.” in our 2006 Form 10-K for more information.)

As a result of these factors, we expect that the mortgage industry will remain increasingly competitive throughout the remainder of 2007 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry, however, there can be no assurance that we will be successful in this effort whether as a result of uncertainties regarding the proposed Merger or otherwise. During the year ended December 31, 2006 and the six months ended June 30, 2007, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. These cost-reduction initiatives favorably impacted our pre-tax results for the second quarter of 2007 and the six months ended June 30, 2007 by $11 million and $19 million, respectively, and we expect that they will favorably impact our pre-tax results for the remainder of 2007 by approximately $21 million.

Fleet Market Trends

The market size for the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2007, 2006 and 2005 Fact Books. Growth in our Fleet Management Services segment is driven principally by increased market share in the large fleet (greater than 500 units) and national fleet (75 to 500 units) markets and increased fee-based services, which growth we anticipate will be negatively impacted during the remainder of 2007 by the proposed Merger.

Results of Operations — Second Quarter 2007 vs. Second Quarter 2006

Consolidated Results

Our consolidated results of operations for the second quarters of 2007 and 2006 were comprised of the following:

	Three Months
	Ended June 30,
	2007	2006	Change
	(In millions)

Net revenues	$610	$589	$21
Total expenses	569	565	4

Income before income taxes and minority interest	41	24	17
Provision for income taxes	39	22	17

Income before minority interest	$2	$2	$—

During the second quarter of 2007, our Net revenues increased by $21 million (4%) compared to the second quarter of 2006, due to increases of $20 million and $1 million in our Fleet Management Services and Mortgage Servicing segments, respectively. Our Income before income taxes and minority interest increased by $17 million (71%) during the second quarter of 2007 compared to the second quarter of 2006 due to favorable changes of $12 million, $3 million and $3 million in our Mortgage Production, Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by a $1 million increase in other expenses not allocated to our reportable segments.

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

During the second quarter of 2007, the Provision for income taxes was $39 million and was significantly impacted by a $17 million increase in liabilities for income tax contingencies and a $6 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the second quarter of 2007) for which we believe it is more likely than not that the deferred tax assets will not be realized.

During the second quarter of 2006, the Provision for income taxes was $22 million and was significantly impacted by a $9 million increase in liabilities for income tax contingencies. In addition, we recorded state income tax expense of $6 million. Due to our 2006 year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference in the 2006 state income tax effective rate in comparison to the 2007 state income tax effective rate.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Our management evaluates the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provisions and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$106	$106	$—	$(8)	$(18)	$10
Mortgage Servicing segment	39	38	1	17	14	3

Total Mortgage Services	145	144	1	9	(4)	13
Fleet Management Services segment	466	446	20	30	27	3

Total reportable segments	611	590	21	39	23	16
Other (2)	(1)	(1)	—	(1)	—	(1)

Total Company	$610	$589	$21	$38	$23	$15

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months
	Ended June 30,
	2007	2006
	(In millions)

Income before income taxes and minority interest	$41	$24
Minority interest in income of consolidated entities, net of income taxes	3	1

Segment profit	$38	$23

(2)	Net revenues reported under the heading Other for the three months ended June 30, 2007 and 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the three months ended June 30, 2007 represents expenses related to the proposed Merger.

Mortgage Production Segment

Net revenues remained at the same level in the second quarter of 2007 compared to the second quarter of 2006. As discussed in greater detail below, a $5 million unfavorable change in Mortgage net finance (expense) income was offset by a $2 million increase in Mortgage fees, a $2 million increase in Other income and a $1 million increase in Gain on sale of mortgage loans, net.

Segment loss decreased by $10 million (56%) in the second quarter of 2007 compared to the second quarter of 2006 as a $12 million (10%) decrease in Total expenses was partially offset by a $2 million increase in Minority interest in income of consolidated entities, net of income taxes. The $12 million reduction in Total expenses was primarily due to a $6 million decrease in Salaries and related expenses and a $3 million decrease in Occupancy and other office expenses.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$8,845	$9,435	$(590)	(6)%
Fee-based closings	2,866	2,334	532	23%

Total closings	$11,711	$11,769	$(58)	—

Purchase closings	$7,276	$8,512	$(1,236)	(15)%
Refinance closings	4,435	3,257	1,178	36%

Total closings	$11,711	$11,769	$(58)	—

Fixed rate	$7,598	$6,444	$1,154	18%
Adjustable rate	4,113	5,325	(1,212)	(23)%

Total closings	$11,711	$11,769	$(58)	—

Number of loans closed (units)	54,305	57,907	(3,602)	(6)%

Average loan amount	$215,651	$203,240	$12,411	6%

Loans sold	$8,774	$8,854	$(80)	(1)%

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Mortgage fees	$37	$35	$2	6%

Gain on sale of mortgage loans, net	70	69	1	1%

Mortgage interest income	51	50	1	2%
Mortgage interest expense	(54)	(48)	(6)	(13)%

Mortgage net finance (expense) income	(3)	2	(5)	n/m (1)

Other income	2	—	2	n/m (1)

Net revenues	106	106	—	—

Salaries and related expenses	50	56	(6)	(11)%
Occupancy and other office expenses	11	14	(3)	(21)%
Other depreciation and amortization	3	5	(2)	(40)%
Other operating expenses	47	48	(1)	(2)%

Total expenses	111	123	(12)	(10)%

Loss before income taxes	(5)	(17)	12	71%
Minority interest in income of consolidated entities, net of income taxes	3	1	2	200%

Segment loss	$(8)	$(18)	$10	56%

(1)	n/m — Not meaningful.

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

Although total closings decreased slightly during the second quarter of 2007 compared to the second quarter of 2006, Mortgage fees increased by $2 million (6%) as the effect of a 6% decrease in loans closed to be sold (fee income is deferred until the loans are sold in accordance with SFAS No. 91) was more than offset by a 23% increase in fee-based closings (fees income is recognized at the time of closing). The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the second quarter of 2007 compared to the second quarter of 2006. The $58 million decrease in total closings from the second quarter of 2006 to the second quarter of 2007 was attributable to a $1.2 billion (15%) decrease in purchase closings that was almost completely offset by a $1.2 billion (36%) increase in refinance closings. The decline in purchase closings was due to the decline in overall housing purchases in the second quarter of 2007 compared to the second quarter of 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. (See “Item 1A. Risk Factors—Risks Related to our Business—Downward trends in the real estate market could adversely impact our business, profitability or results of operations.” in our 2006 Form 10-K.)

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

■	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

(Loss) gain on loans sold	$(13)	$5	$(18)	n/m (1)
Initial value of capitalized servicing	132	126	6	5%
Recognition of deferred fees and costs, net	(49)	(62)	13	21%

Gain on sale of mortgage loans, net	$70	$69	$1	1%

(1)	n/m — Not meaningful.

Gain on sale of mortgage loans, net increased by $1 million (1%) from the second quarter of 2006 to the second quarter of 2007 due to a $13 million decrease in the recognition of deferred fees and costs and a $6 million increase in the initial value of capitalized servicing that were partially offset by an $18 million unfavorable change in (loss) gain on loans sold. The $13 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $6 million increase in the initial value of capitalized servicing was caused by an increase of 7 basis points (“bps”) in the initial capitalized servicing rate in the second quarter of 2007 compared to the second quarter of 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from the second quarter of 2006 to the second quarter of 2007 is primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans. The $18 million unfavorable change in (loss) gain on loans sold was the result of a $12 million decline in the market value of certain loans held for sale that are expected to be sold at a discount due to either origination flaws or performance issues, a $3 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans and a $3 million decline in margins on loans sold. The $3 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to an increase in losses recognized from $7 million during the second quarter of 2006 to $10 million during the second quarter of 2007. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Production segment consists of interest income on mortgage loans held for sale (“MLHS”) and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income allocable to the Mortgage Production segment changed unfavorably by $5 million in the second quarter of 2007 compared to the second quarter of 2006 due to a $6 million (13%) increase in Mortgage interest expense that was partially offset by a $1 million (2%) increase in Mortgage interest income. The $6 million increase in Mortgage interest expense was attributable to increases of $5 million due to a higher cost of funds from our outstanding borrowings and $1 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. The average one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, increased by 23 bps in the second quarter of 2007 compared to the second quarter of 2006. The $1 million increase in Mortgage interest income was primarily due to higher average loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $6 million (11%) in the second quarter of 2007 compared to the second quarter of 2006. During the second quarter of 2007, employee attrition, a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives caused a $16 million decline in Salaries and related expenses compared to the second quarter of 2006 that was partially offset by a $10 million decrease in deferred expenses under SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during the second quarter of 2007 was primarily due to lower volumes of loans closed to be sold and the impact of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $1 million (2%) during the second quarter of

2007 compared to the second quarter of 2006. The decrease during the second quarter of 2007 was primarily attributable to the impact of cost-reduction initiatives.

Mortgage Servicing Segment

Net revenues increased by $1 million (3%) in the second quarter of 2007 compared to the second quarter of 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $7 million in Loan servicing income and $4 million in Mortgage net finance income that were partially offset by a $9 million unfavorable change in Valuation adjustments related to mortgage servicing rights and a $1 million increase in Other expense.

Segment profit increased by $3 million (21%) in the second quarter of 2007 compared to the second quarter of 2006 due to a $2 million (8%) decrease in Total expenses and the $1 million increase in Net revenues. The $2 million decrease in Total expenses was primarily due to a decrease of $2 million in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Average loan servicing portfolio	$163,136	$158,726	$4,410	3%

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Mortgage interest income	$48	$45	$3	7%
Mortgage interest expense	(20)	(21)	1	5%

Mortgage net finance income	28	24	4	17%

Loan servicing income	131	124	7	6%

Change in fair value of mortgage servicing rights	89	(3)	92	n/m(1)
Net derivative loss related to mortgage servicing rights	(207)	(106)	(101)	(95)%

Valuation adjustments related to mortgage servicing rights	(118)	(109)	(9)	(8)%

Net loan servicing income	13	15	(2)	(13)%

Other expense	(2)	(1)	(1)	(100)%

Net revenues	39	38	1	3%

Salaries and related expenses	6	8	(2)	(25)%
Occupancy and other office expenses	3	2	1	50%
Other depreciation and amortization	1	1	—	—
Other operating expenses	12	13	(1)	(8)%

Total expenses	22	24	(2)	(8)%

Segment profit	$17	$14	$3	21%

(1)	n/m — Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $4 million (17%) in the second quarter of 2007 compared to the second quarter of 2006, primarily due to higher interest income from escrow balances. This increase was primarily due to higher short-term interest rates in the second quarter of 2007 compared to the second quarter of 2006 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Net service fee revenue	$125	$120	$5	4%
Late fees and other ancillary servicing revenue	11	9	2	22%
Curtailment interest paid to investors	(12)	(11)	(1)	(9)%
Net reinsurance income	7	6	1	17%

Loan servicing income	$131	$124	$7	6%

Loan servicing income increased by $7 million (6%) from the second quarter of 2007 to the second quarter of 2006 primarily due to increases in net service fee revenue and late fees and other ancillary servicing revenue. The increases in net service fee revenue and late fees and other ancillary servicing revenue were primarily related to the 3% increase in the average loan servicing portfolio during the second quarter of 2007 compared to the second quarter of 2006.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. During the second quarter of 2007, the fair value of our MSRs was reduced by $88 million due to the realization of expected cash flows. During the second quarter of 2006, the fair value of our MSRs was reduced by $116 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $177 million during the second quarter of 2007. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $113 million during the second quarter of 2006. The favorable changes during the second quarters of 2007 and

2006 were primarily due to increases in mortgage interest rates leading to lower expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates increased by 38 bps during the second quarter of 2007 compared to an increase of 29 bps during the second quarter of 2006.

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

During the second quarter of 2007, the value of derivatives related to our MSRs decreased by $207 million. During the second quarter of 2006, the value of derivatives related to our MSRs decreased by $106 million. As described below, our net results from MSRs risk management activities were a loss of $30 million and a gain of $7 million during the second quarters of 2007 and 2006, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2007.

The following table outlines Net (loss) gain on MSRs risk management activities:

	Three Months
	Ended June 30,
	2007	2006
	(In millions)

Net derivative loss related to mortgage servicing rights	$(207)	$(106)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	177	113

Net (loss) gain on MSRs risk management activities	$(30)	$7

Other Expense

Other expense allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and increased by $1 million (100%) in the second quarter of 2007 compared to the second quarter of 2006.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses decreased by $2 million (25%) during the second quarter of 2007 compared to the second quarter of 2006 due to a decrease in incentive bonus expense and the realized benefit of cost-reduction initiatives.

Fleet Management Services Segment

Net revenues increased by $20 million (4%) in the second quarter of 2007 compared to the second quarter of 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $12 million in Fleet lease income, $4 million in Fleet management fees and $4 million in Other income.

Segment profit increased by $3 million (11%) in the second quarter of 2007 compared to the second quarter of 2006 due to the $20 million increase in Net revenues that was partially offset by a $17 million (4%) increase in

Total expenses. The $17 million increase in Total expenses was primarily due to an $11 million increase in Depreciation on operating leases and a $6 million increase in Fleet interest expense.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In thousands of units)

Leased vehicles	342	334	8	2%
Maintenance service cards	334	339	(5)	(1)%
Fuel cards	339	326	13	4%
Accident management vehicles	339	327	12	4%

	Three Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Fleet management fees	$42	$38	$4	11%
Fleet lease income	397	385	12	3%
Other income	27	23	4	17%

Net revenues	466	446	20	4%

Salaries and related expenses	22	22	—	—
Occupancy and other office expenses	4	4	—	—
Depreciation on operating leases	315	304	11	4%
Fleet interest expense	56	50	6	12%
Other depreciation and amortization	4	3	1	33%
Other operating expenses	35	36	(1)	(3)%

Total expenses	436	419	17	4%

Segment profit	$30	$27	$3	11%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $4 million (11%) in the second quarter of 2007 compared to the second quarter of 2006, due to a $2 million increase in revenue from our principal fee-based products and a $2 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $12 million (3%) during the second quarter of 2007 compared to the second quarter of 2006, primarily due to higher total lease billings resulting from higher interest rates on variable-interest rate leases and new leases and a 2% increase in leased vehicles.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $4 million (17%) during the second quarter of 2007 compared to the second quarter of 2006, primarily due to increased interest income.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the second quarter of 2007 increased by $11 million (4%) compared to the second quarter of 2006, primarily due to the 2% increase in leased units.

Fleet Interest Expense

Fleet interest expense increased by $6 million (12%) during the second quarter of 2007 compared to the second quarter of 2006, primarily due to rising short-term interest rates and increased borrowings associated with the 2% increase in leased vehicles.

Results of Operations — Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Consolidated Results

Our consolidated results of operations for the six months ended June 30, 2007 and 2006 were comprised of the following:

	Six Months
	Ended June 30,
	2007	2006	Change
	(In millions)

Net revenues	$1,206	$1,138	$68
Total expenses	1,132	1,113	19

Income before income taxes and minority interest	74	25	49
Provision for income taxes	57	35	22

Income (loss) before minority interest	$17	$(10)	$27

During the six months ended June 30, 2007, our Net revenues increased by $68 million (6%) compared to the six months ended June 30, 2006, due to increases of $43 million and $42 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by a $17 million decrease in our Mortgage Production segment. Our Income before income taxes and minority interest increased by $49 million (196%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to favorable changes of $51 million and $3 million in our Mortgage Servicing and Mortgage Production segments, respectively, that were partially offset by a $5 million increase in other expenses not allocated to our reportable segments.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the periods affected, specifically the six months ended June 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

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

During the six months ended June 30, 2007, the Provision for income taxes was $57 million and was significantly impacted by an $18 million increase in liabilities for income tax contingencies and a $10 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the six months ended June 30, 2007) for which we believe it is more likely than not that the deferred tax assets will not be realized.

During the six months ended June 30, 2006, the Provision for income taxes was $35 million and was significantly impacted by a $24 million increase in liabilities for income tax contingencies and a $1 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the six months ended June 30, 2006) for which we believed it was more likely than not that the deferred tax assets would not be realized. In addition, we recorded state income tax expense of $2 million. Due to our 2006 year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference in the 2006 state income tax effective rate in comparison to the 2007 state income tax effective rate.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Our management evaluates the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provisions and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$177	$194	$(17)	$(47)	$(47)	$—
Mortgage Servicing segment	114	71	43	72	21	51

Total Mortgage Services	291	265	26	25	(26)	51
Fleet Management Services segment	916	874	42	51	51	—

Total reportable segments	1,207	1,139	68	76	25	51
Other (2)	(1)	(1)	—	(5)	—	(5)

Total Company	$1,206	$1,138	$68	$71	$25	$46

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Six Months
	Ended June 30,
	2007	2006
	(In millions)

Income before income taxes and minority interest	$74	$25
Minority interest in income of consolidated entities, net of income taxes	3	—

Segment profit	$71	$25

(2)	Net revenues reported under the heading Other for the six months ended June 30, 2007 and 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment profit by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the six months ended June 30, 2007 represents expenses related to the proposed Merger.

Mortgage Production Segment

Net revenues decreased by $17 million (9%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As discussed in greater detail below, the decrease in Net revenues was due to a $13 million decrease in Gain on sale of mortgage loans, net and an $8 million unfavorable change in Mortgage net finance (expense) income that were partially offset by a $2 million increase in Mortgage fees and a $2 million increase in Other income.

Segment loss remained at the same level during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as the $17 million decrease in Net revenues and a $3 million unfavorable change in Minority interest in income of consolidated entities, net of income taxes, were offset by a $20 million (8%) decrease in Total expenses. The $20 million reduction in Total expenses was due to decreases of $9 million in Salaries and related expenses, $4 million in Occupancy and other office expenses, $4 million in Other operating expenses and $3 million in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$15,849	$16,640	$(791)	(5)%
Fee-based closings	5,212	4,370	842	19%

Total closings	$21,061	$21,010	$51	—

Purchase closings	$12,936	$14,670	$(1,734)	(12)%
Refinance closings	8,125	6,340	1,785	28%

Total closings	$21,061	$21,010	$51	—

Fixed rate	$13,541	$11,301	$2,240	20%
Adjustable rate	7,520	9,709	(2,189)	(23)%

Total closings	$21,061	$21,010	$51	—

Number of loans closed (units)	98,328	104,323	(5,995)	(6)%

Average loan amount	$214,188	$201,394	$12,794	6%

Loans sold	$15,613	$16,132	$(519)	(3)%

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Mortgage fees	$67	$65	$2	3%

Gain on sale of mortgage loans, net	113	126	(13)	(10)%

Mortgage interest income	99	90	9	10%
Mortgage interest expense	(104)	(87)	(17)	(20)%

Mortgage net finance (expense) income	(5)	3	(8)	n/m (1)

Other income	2	—	2	n/m (1)

Net revenues	177	194	(17)	(9)%

Salaries and related expenses	102	111	(9)	(8)%
Occupancy and other office expenses	22	26	(4)	(15)%
Other depreciation and amortization	8	11	(3)	(27)%
Other operating expenses	89	93	(4)	(4)%

Total expenses	221	241	(20)	(8)%

Loss before income taxes	(44)	(47)	3	6%
Minority interest in income of consolidated entities, net of income taxes	3	—	3	n/m (1)

Segment loss	$(47)	$(47)	$—	—

(1)	n/m — Not meaningful.

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

Mortgage fees increased by $2 million (3%) from the six months ended June 30, 2006 to the six months ended June 30, 2007, as an $842 million (19%) increase in fee-based closings was partially offset by a $791 million (5%) decrease in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The $51 million increase in total closings from the six months ended June 30, 2006 to the six months ended June 30, 2007 was attributable to a $1.8 billion (28%) increase in refinance closings, partially offset by a $1.7 billion (12%) decrease in purchase closings. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. (See “Item 1A. Risk Factors — Risks Related to our Business — Downward trends in the real estate market could adversely impact our business, profitability or results of operations.” in our 2006 Form 10-K.)

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

■	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

(Loss) gain on loans sold	$(13)	$26	$(39)	n/m (1)
Initial value of capitalized servicing	227	218	9	4%
Recognition of deferred fees and costs, net	(101)	(118)	17	14%

Gain on sale of mortgage loans, net	$113	$126	$(13)	(10)%

(1)	n/m — Not meaningful.

Gain on sale of mortgage loans, net decreased by $13 million (10%) from the six months ended June 30, 2006 to the six months ended June 30, 2007 due to a $39 million unfavorable change in (loss) gain on loans sold that was partially offset by a $17 million decrease in the recognition of deferred fees and costs and a $9 million increase in the initial value of capitalized servicing. The $39 million unfavorable change in (loss) gain on loans sold was the result of a $17 million decline in the market value of certain loans held for sale that are expected to be sold at a discount due to either origination flaws or performance issues, a $14 million decline in margins on loans sold and an $8 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $8 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to an increase in losses recognized from $8 million during the six months ended June 30, 2006 to $16 million during the six months ended June 30, 2007. The $17 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $9 million increase in the initial value of capitalized servicing was caused by an increase of 10 bps in the initial capitalized servicing rate during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from the six months ended June 30, 2006 to the six months ended June 30, 2007 is primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income allocable to the Mortgage Production segment changed unfavorably by $8 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to a $17 million (20%) increase in Mortgage interest expense that was partially offset by a $9 million (10%) increase in Mortgage interest income. The $17 million increase in Mortgage interest expense was attributable to increases of $11 million due to a higher cost of funds from our outstanding borrowings and $6 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. The average one-month LIBOR, which is used as a benchmark for short-term rates, increased by 47 bps during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The $9 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale and higher average loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $9 million (8%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as employee attrition, a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives caused a $24 million decline that was partially offset by a $15 million decrease in deferred expenses under SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during the six months ended June 30, 2007 was primarily due to lower volumes of loans closed to be sold and the impact of cost-reduction initiatives.

Mortgage Servicing Segment

Net revenues increased by $43 million (61%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As discussed in greater detail below, the increase in Net revenues was due to a $26 million favorable change in Valuation adjustments related to mortgage servicing rights, an $11 million increase in Mortgage net finance income and a $7 million increase in Loan servicing income that were partially offset by a $1 million increase in Other expense.

Segment profit increased by $51 million (243%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the $43 million increase in Net revenues and an $8 million (16%) decrease in Total expenses. The $8 million decrease in Total expenses was due to decreases of $5 million in Other operating expenses and $3 million in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Average loan servicing portfolio	$162,369	$158,317	$4,052	3%

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Mortgage interest income	$91	$81	$10	12%
Mortgage interest expense	(41)	(42)	1	2%

Mortgage net finance income	50	39	11	28%

Loan servicing income	261	254	7	3%

Change in fair value of mortgage servicing rights	17	65	(48)	(74)%
Net derivative loss related to mortgage servicing rights	(212)	(286)	74	26%

Valuation adjustments related to mortgage servicing rights	(195)	(221)	26	12%

Net loan servicing income	66	33	33	100%

Other expense	(2)	(1)	(1)	(100)%

Net revenues	114	71	43	61%

Salaries and related expenses	14	17	(3)	(18)%
Occupancy and other office expenses	5	5	—	—
Other depreciation and amortization	1	1	—	—
Other operating expenses	22	27	(5)	(19)%

Total expenses	42	50	(8)	(16)%

Segment profit	$72	$21	$51	243%

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $11 million (28%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to higher interest income from escrow balances. This increase was primarily due to higher short-term interest rates during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 since the escrow balances earn income based upon one-month LIBOR.

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

The components of Loan servicing income were as follows:

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Net service fee revenue	$249	$242	$7	3%
Late fees and other ancillary servicing revenue	22	19	3	16%
Curtailment interest paid to investors	(23)	(22)	(1)	(5)%
Net reinsurance income	13	15	(2)	(13)%

Loan servicing income	$261	$254	$7	3%

Loan servicing income increased by $7 million (3%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to increases in net service fee revenue and late fees and other ancillary servicing revenue that were partially offset by a decrease in net reinsurance income. The increases in net service fee revenue and late fees and other ancillary servicing revenue were primarily related to the 3% increase in the average loan servicing portfolio during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The $2 million decrease in net reinsurance income during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to an increase in the liability for reinsurance losses.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. During the six months ended June 30, 2007, the fair value of our MSRs was reduced by $163 million due to the realization of expected cash flows. During the six months ended June 30, 2006, the fair value of our MSRs was reduced by $200 million due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $180 million during the six months ended June 30, 2007. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $265 million during the six months ended June 30, 2006. The favorable changes during both the six months ended June 30, 2007 and 2006 were attributable to the increase in mortgage interest rates leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates increased by 32 bps during the six months ended June 30, 2007 compared to an increase of 75 bps during the six months ended June 30, 2006.

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

During the six months ended June 30, 2007, the value of derivatives related to our MSRs decreased by $212 million. During the six months ended June 30, 2006, the value of derivatives related to our MSRs decreased by $286 million. As described below, our net results from MSRs risk management activities were losses of $32 million and $21 million during the six months ended June 30, 2007 and 2006, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2007.

The following table outlines Net loss on MSRs risk management activities:

	Six Months
	Ended June 30,
	2007	2006
	(In millions)

Net derivative loss related to mortgage servicing rights	$(212)	$(286)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	180	265

Net loss on MSRs risk management activities	$(32)	$(21)

Other Expense

Other expense allocable to the Mortgage Servicing segment consists primarily of net gains or losses on investment securities and increased by $1 million (100%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses decreased by $3 million (18%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned and allocations for overhead. Other operating expenses decreased by $5 million (19%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was primarily attributable to a decrease in foreclosure losses and reserves associated with loans sold with recourse.

Fleet Management Services Segment

Net revenues increased by $42 million (5%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $34 million in Fleet lease income, $5 million in Other income and $3 million in Fleet management fees.

Segment profit remained at the same level during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 as the $42 million increase in Net revenues was offset by a $42 million (5%) increase in Total expenses. The $42 million increase in Total expenses was primarily due to increases of $16 million in Depreciation on operating leases, $12 million in Fleet interest expense and $10 million in Other operating expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In thousands of units)

Leased vehicles	341	333	8	2%
Maintenance service cards	334	341	(7)	(2)%
Fuel cards	335	325	10	3%
Accident management vehicles	337	329	8	2%

	Six Months
	Ended June 30,
	2007	2006	Change	% Change
	(In millions)

Fleet management fees	$81	$78	$3	4%
Fleet lease income	787	753	34	5%
Other income	48	43	5	12%

Net revenues	916	874	42	5%

Salaries and related expenses	46	43	3	7%
Occupancy and other office expenses	9	9	—	—
Depreciation on operating leases	626	610	16	3%
Fleet interest expense	105	93	12	13%
Other depreciation and amortization	7	6	1	17%
Other operating expenses	72	62	10	16%

Total expenses	865	823	42	5%

Segment profit	$51	$51	$—	—

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $3 million (4%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, due to a $2 million increase in revenue from our principal fee-based products and a $1 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $34 million (5%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to higher total lease billings resulting from higher interest rates on variable-interest rate leases and new leases and a 2% increase in leased vehicles.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $5 million (12%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to increased interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $3 million (7%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to increases in base compensation and staffing levels.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the six months ended June 30, 2007 increased by $16 million (3%) compared to the six months ended June 30, 2006, primarily due to the 2% increase in leased units.

Fleet Interest Expense

Fleet interest expense increased by $12 million (13%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to rising short-term interest rates and increased borrowings associated with the 2% increase in leased vehicles.

Other Operating Expenses

Other operating expenses increased by $10 million (16%) during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in cost of goods sold as a result of an increase in lease syndication volume, which accounted for $5 million of the increase, as well as increases in allocated costs and software development costs.

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

Cash Flows

At June 30, 2007, we had $136 million of Cash and cash equivalents, an increase of $13 million from $123 million at December 31, 2006. The following table summarizes the changes in Cash and cash equivalents during the six months ended June 30, 2007 and 2006:

	Six Months
	Ended June 30,
	2007	2006	Change
	(In millions)

Cash provided by (used in):
Operating activities	$636	$244	$392
Investing activities	(936)	(1,166)	230
Financing activities	313	920	(607)
Effect of changes in exchange rates on Cash and cash equivalents	—	1	(1)

Net increase (decrease) in Cash and cash equivalents	$13	$(1)	$14

Operating Activities

During the six months ended June 30, 2007, we generated $392 million more cash from operating activities than the six months ended June 30, 2006 primarily due to a $335 million decrease in net cash outflows related to the origination and sale of mortgage loans during the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the six months ended June 30, 2007, we used $230 million less cash in investing activities than during the six months ended June 30, 2006. The decrease in cash used in investing activities was primarily attributable to a $216 million decrease in cash used by our Fleet Management Services segment to acquire vehicles, a $135 million decrease in net settlement payments for derivatives related to mortgage servicing rights and a $112 million lower increase in Restricted cash that were partially offset by a $167 million decrease in proceeds from the sale of investment vehicles.

Financing Activities

During the six months ended June 30, 2007, we generated $607 million less cash from financing activities primarily due to a $949 million increase in principal payments on borrowings that was partially offset by a $212 million increase in net short-term borrowings and a $133 million increase in proceeds from borrowings compared to the six months ended June 30, 2006. The increase in both principal payments on borrowings and proceeds from borrowings was primarily due to increases of $3.9 billion and $3.6 billion in principal payments on borrowings and proceeds from borrowings, respectively, due to changes in the utilization levels of asset-backed debt arrangements used by the Mortgage Venture during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. During 2007, the Mortgage Venture increased its utilization of a facility that requires the Mortgage Venture to borrow and repay balances upon the origination and sale of each underlying loan funded by the facility and decreased its utilization of a line of credit agreement that is drawn upon and repaid solely when there are changes in the Mortgage Venture’s overall financing needs. For more information about the Mortgage Venture’s asset-backed debt arrangements, see “—Indebtedness—Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt.” These increases were partially offset by $3.2 billion of debt incurred during the six months ended June 30, 2006 to redeem the outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance Holdings LLC and Terrapin Funding LLC.

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

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2007	2006
	(In millions)

Restricted cash	$599	$559
Mortgage loans held for sale, net	2,921	2,936
Net investment in fleet leases	4,248	4,147
Mortgage servicing rights	2,249	1,971
Investment securities	42	35

Assets under management programs	$10,059	$9,648

The following tables summarize the components of our indebtedness as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$627	$1,027
Variable funding notes	3,639	825	—	4,464
Subordinated debt	—	50	—	50
Commercial paper	—	694	635	1,329
Borrowings under credit facilities	—	152	921	1,073
Other	14	13	14	41

	$3,653	$2,134	$2,197	$7,984

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”) to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of June 30, 2007 and December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.6 billion and $3.5 billion, respectively. The debt issued as of June 30, 2007 was collateralized by approximately $4.2 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with capacity of $2.9 billion, and the Series 2006-2 notes, with capacity of $1.0 billion, are scheduled to expire on March 4, 2008 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.8% and 5.7% as of June 30, 2007 and December 31, 2006, respectively.

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

As of June 30, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $261 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both June 30, 2007 and December 31, 2006, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate aggregated $400 million. The Bishop’s Gate Notes are variable-rate instruments and are scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of both June 30, 2007 and December 31, 2006 was 5.7%. As of both June 30, 2007 and December 31, 2006, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $50 million. The Bishop’s Gate Certificates are primarily fixed-rate instruments and are scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of both June 30, 2007 and December 31, 2006 was 5.6%. As of June 30, 2007 and December 31, 2006, the Bishop’s Gate commercial paper, issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $694 million and $688 million, respectively. The Bishop’s Gate commercial paper are fixed-rate instruments and mature within 90 days of issuance. The Bishop’s Gate Liquidity Agreement is scheduled to expire on November 30, 2007. The weighted-average interest rate on the Bishop’s Gate commercial paper as of June 30, 2007 and December 31, 2006 was 5.3% and 5.4%, respectively. As of June 30, 2007, the debt issued by Bishop’s Gate was collateralized by approximately $1.2 billion of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet.

As of August 6, 2007, the Bishop’s Gate Notes were rated AAA/Aaa/AAA, the Bishop’s Gate Certificates were rated BBB/Baa2/BBB and Bishop’s Gate’s commercial paper was rated A-1/P-1/F-1 by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt; (iii) our inability to access the secondary market for mortgage loans or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations, (b) we declare bankruptcy or become insolvent or (c) our senior unsecured credit ratings fall below BB+ or Ba1 by Standard and Poor’s and Moody’s Investors Service, respectively.

We also maintain a $750 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, our wholly owned subsidiary. The Mortgage Repurchase Facility is funded by a multi-seller conduit, and we generally use it to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. As of June 30, 2007, borrowings under the Mortgage Repurchase Facility were $568 million and were collateralized by underlying mortgage loans and related assets of $617 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of both June 30, 2007 and December 31, 2006, borrowings under this variable-rate facility bore interest at 5.4%. The Mortgage Repurchase Facility expires on October 29, 2007 and is renewable on an annual basis, subject to agreement by the parties. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of June 30, 2007, borrowings under the Mortgage Venture Repurchase Facility were $257 million and were collateralized by underlying mortgage loans and related assets of $311 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.4% as of both June 30, 2007 and December 31, 2006. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a $200 million secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of June 30, 2007, borrowings under this secured line of credit were $137 million and were collateralized by underlying mortgage loans and related assets of $172 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 6.2% as of both June 30, 2007 and December 31, 2006. The expiration date of this line of credit agreement is October 5, 2007.

As of June 30, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and we had approximately $647 million of unused capacity available.

Unsecured Debt

The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of June 30, 2007, we had a total of approximately $1.3 billion in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of August 6, 2007 were as follows:

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

Term Notes

The outstanding carrying value of term notes as of June 30, 2007 and December 31, 2006 consisted of $627 million and $646 million, respectively, of medium-term notes (“MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of June 30, 2007, the outstanding MTNs were scheduled to mature between July 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of both June 30, 2007 and December 31, 2006 was 6.8%.

Commercial Paper

Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $635 million and $411 million as of June 30, 2007 and December 31, 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of both June 30, 2007 and December 31, 2006 was 5.7%.

Credit Facilities

We are party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $306 million and $404 million as of June 30, 2007 and December 31, 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

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

We also maintain an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of both June 30, 2007 and December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required us to pay per annum utilization fees if our usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under our Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 105 bps and 20 bps, respectively. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively.

We are party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of both June 30, 2007 and December 31, 2006. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during 2006, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps. On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on our outstanding borrowings based on certain of our senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As of June 30, 2007, borrowings under the Tender Support Facility continued to bear interest at LIBOR plus a margin of 100 bps. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 125 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 150 bps.

We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

As discussed in “—Overview,” the Merger Agreement contains certain restrictions on our ability to incur new indebtedness without the prior written consent of GE.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at June 30, 2007 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$2,125	$1,476	$3,601
Between one and two years	1,545	—	1,545
Between two and three years	883	5	888
Between three and four years	642	306	948
Between four and five years	359	—	359
Thereafter	233	410	643

	$5,787	$2,197	$7,984

As of June 30, 2007, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity (1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements:
Vehicle management	$3,914	$3,653	$261
Mortgage warehouse	2,781	2,134	647
Unsecured Committed Credit Facilities (2)	1,916	1,557	359

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $635 million which fully supports the outstanding unsecured commercial paper issued by us as of June 30, 2007. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects a $1 million letter of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to our shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC. Although we became current in our filing status with the SEC on June 28, 2007, our shelf registration statement will continue to be unavailable for twelve months after the date on which we became current, assuming we remain current in our filing status.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At June 30, 2007, we were in compliance with all of our financial covenants related to our debt arrangements.

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

During 2006, we obtained waivers under the Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility, the financing agreements for Chesapeake and Bishop’s Gate and other agreements which waived certain potential breaches of covenants under those instruments and extended the deadlines (the “Extended Deadlines”) for the delivery of our financial statements and related documents to the various lenders under those instruments. The Extended Deadline for the delivery of our financial statements for the quarter ended March 31, 2007 was June 29, 2007. Our financial statements for the quarter ended March 31, 2007 were filed with the SEC on June 28, 2007.

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

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Other Mortgage-Related Assets

Our other mortgage-related assets are subject to interest rate and price risk created by (i) our commitments to fund mortgages to borrowers who have applied for loan funding and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheets). We use forward delivery commitments to economically hedge our commitments to fund mortgages. Interest rate and price risk related to MLHS are hedged with mortgage forward delivery commitments. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

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

While the majority of the mortgage loans serviced by us were sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $2.8 billion as of June 30, 2007. In addition, the outstanding balance of loans sold with recourse by us was $553 million as of June 30, 2007.

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

As of June 30, 2007, we had a liability of $24 million, recorded in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of June 30, 2007, we provided such mortgage reinsurance for approximately $9.6 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $694 million as of June 30, 2007. We are required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2007. As of June 30, 2007, a liability of $20 million was recorded in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

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

As of June 30, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used June 30, 2007 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2007 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale, net	$62	$40	$22	$(25)	$(52)	$(111)
Interest rate lock commitments	31	25	15	(20)	(46)	(113)
Forward loan sale commitments	(117)	(75)	(41)	46	96	203

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(24)	(10)	(4)	1	(2)	(21)

Mortgage servicing rights	(528)	(233)	(107)	88	159	258
Mortgage servicing rights derivatives	431	179	79	(61)	(106)	(160)

Total Mortgage servicing rights and related derivatives	(97)	(54)	(28)	27	53	98

Mortgage-backed securities	1	1	—	—	—	(1)

Total mortgage assets	(120)	(63)	(32)	28	51	76
Total vehicle assets	20	10	5	(5)	(10)	(19)
Total liabilities	(4)	(2)	(1)	1	2	4

Total, net	$(104)	$(55)	$(28)	$24	$43	$61

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2006 Form 10-K filed with the SEC on May 24, 2007. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2006 Form 10-K, management concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

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

We anticipate that our disclosure controls and procedures will not be effective as of September 30, 2007 and December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. Except as disclosed below, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) who purchased our Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006. The plaintiffs allege, among other matters, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

Following the announcement of the Merger in March 2007, two purported class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland (the “Court”). The first of these actions also named GE and Blackstone as defendants. The plaintiffs seek to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs allege, among other matters, that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On or about April 10, 2007, the claims against Blackstone were dismissed without prejudice. On May 11, 2007, the Court consolidated the two cases into one action. On July 27, 2007, the plaintiffs filed a consolidated amended complaint. This pleading did not name GE or Blackstone as defendants. It essentially repeated the allegations previously made against the members of our Board of Directors and added allegations that the disclosures made in the preliminary proxy statement filed with the SEC on June 18, 2007 omitted certain material facts. On August 7, 2007, the Court dismissed the consolidated amended complaint on the ground that the plaintiffs’ claims could only be asserted derivatively, whereas the plaintiffs were seeking to assert their claims directly. The Court gave the plaintiffs the option of having the dismissal be with prejudice and without leave to amend, in which event they would be able to file a notice of appeal, or without prejudice and with leave to amend, in which event they would be able to serve a demand on our Board of Directors or file a pleading in which they attempt to demonstrate that demand would have been futile.

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

As a result of the delays in the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and certain of our other periodic reports for 2006 and 2005, we will be ineligible from registering our securities with the SEC for offer and sale using certain registration statement forms, which may materially and adversely affect our ability to raise equity or debt financing.

We were delayed in the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007 and our Annual Reports on Form 10-K for the years ended December 31, 2006 and 2005. As a result, although we became current in our filing status with the SEC on June 28, 2007, we will be ineligible from registering our securities with the SEC for offer and sale using certain registration statement forms, including Form S-3, for twelve months after the date on which we became current, assuming we remain current in our filing status with the SEC. This could materially and adversely affect our ability to raise debt or equity financing in the public markets.

Any future delays in filing our periodic reports with the SEC could cause the NYSE to commence suspension or delisting procedures with respect to our Common stock.

As a result of the delays in filing our periodic reports with the SEC during 2006 and 2007, we were in breach of the continued listing requirements of the NYSE. We became current in our filing status with the SEC on June 28,

2007 with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. However, any future delays in the filing of our periodic reports could cause the NYSE to commence suspension or delisting procedures in respect of our Common stock. The commencement of any suspension or delisting procedures by the NYSE is at the discretion of the NYSE and would be publicly announced by the NYSE. The delisting of our Common stock from the NYSE prior to the Merger may have a material adverse effect on us by, among other things, limiting:

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

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. On May 16, 2007, the Province of British Columbia legislature adopted a vicarious liability bill with provisions similar to the Ontario statute, including a cap of $1 million on a lessor’s liability. The British Columbia bill received royal assent on May 31, 2007, but an effective date has not yet been established. The scope, application and enforceability of these provincial laws have not been fully tested.

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

Date: August 8, 2007

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: August 8, 2007

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed on November 22, 2006.

2	.2*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on November 22, 2006.

4.4	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on November 22, 2006.

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on November 22, 2006.

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on November 22, 2006.

10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on November 22, 2006.

10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, as Purchaser, Cendant Mortgage Corporation, as Seller and Servicer, and PHH Corporation as Guarantor.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on May 24, 2007.

Exhibit
No.	Description	Incorporation by Reference

10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chesapeake Funding LLC for the year ended December 31, 2002 filed on March 10, 2003.

10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.8	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.9	Supplement Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.5 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.10	Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.6 to the Amendment to the Registration Statement on Form S-3/A (No. 333-109007) of Chesapeake Funding LLC filed on November 5, 2003.

10.11	Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Cendant Corporation (now known as Avis Budget Group, Inc.) for the year ended December 31, 2003 filed on March 1, 2004.

10.12	Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 30, 2004.

Exhibit
No.		Description	Incorporation by Reference

10.13		Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.

10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, by and among PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.

10	.15‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10	.19‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services, LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 1, 2005.

10.21		Employment Agreement, dated as of January 31, 2005, by and among PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchaser, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.42‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.44†‡‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2005.

10	.45†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2005.

10	.46†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2005.

10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on November 22, 2006.

10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2006.

10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.52		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.

10	.54‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.

10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.	Description	Incorporation by Reference

10.57	Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

10.58	Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.

10.59	Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 21, 2006.

10.60	Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.61	$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.

10.62	Amended and Restated Liquidity Agreement dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.

10.63	Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2006.

10.64	Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.65‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.70‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K filed on November 22, 2006.

10	.72‡	Fifth Amended and Restated Master Repurchase Agreement, dated as of October 30, 2006, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.73		Servicing Agreement, dated as of October 30, 2006, among Barclays Bank PLC, as administrative agent, PHH Mortgage Corporation, as seller, and PHH Corporation, as guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 30, 2006.

10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K filed on November 22, 2006.

10.75		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

10.76		Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.

10.77		Supplemental Indenture No. 2, dated as of December 26, 2006, between Bishop’s Gate Residential Mortgage Trust, the Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

10.78		First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.79		First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.

10.80		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.81		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.82‡	Consent and Amendment, dated as of March 14, 2007, between PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans, LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate Corporation, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.	Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

10	.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, between PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q filed on March 30, 2007.

Exhibit
No.		Description	Incorporation by Reference

10	.84†‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.85†	Form of PHH Corporation Retention Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 13, 2007.

10	.86†	Form of PHH Corporation Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 13, 2007.

10	.87†‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q filed on June 28, 2007.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		PHH Corporation Independence Standards for Directors.	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 27, 2006.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.