Form 10-Q
period 2007-09-30
PHH CORP
filed 2007-11-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of October 15, 2007, 54,030,466 shares of common stock were outstanding.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our expectation that the amount of unrecognized income tax benefits will change in the next twelve months; (iii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements with respect to the delivery of our financial statements; (iv) our belief that any existing legal claims or proceedings other than the several purported class actions filed against us as discussed in this Form 10-Q would not have a material adverse effect on our business, financial position, results of operations or cash flows and our intent to respond appropriately in defending against the several purported class actions filed against us as discussed in this Form 10-Q; (v) our expectations regarding lower origination volumes, home sale volumes and increasing competition in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (vi) our expectations regarding our mortgage originations from refinance activity and our purchase originations during the remainder of 2007 and into 2008; (vii) our expectation that our new mortgage outsourcing relationships in 2007 as of the filing date of this Form 10-Q will result in approximately $1.2 billion of incremental mortgage origination volume in 2008; (viii) our expected costs during the fourth quarter of 2007 and savings during the fourth quarter of 2007 and 2008 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (ix) our expectations that there will be little or no growth in the fleet management services market during the remainder of 2007 and into 2008; (x) our belief that growth in our Fleet Management Services segment will be negatively impacted during the remainder of 2007 by the proposed Merger (as defined in Note 2, “Proposed Merger” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q); (xi) our expectation that the costs of issuing asset-backed commercial paper will be higher in the fourth quarter of 2007 and into 2008 compared to such costs prior to the disruption in the asset-backed securities market; (xii) our intention to sell additional mortgage servicing rights during the fourth quarter of 2007 and its expected impact on Net revenues for the Mortgage Servicing segment in 2008; (xiii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xiv) our expected capital expenditures for 2007; (xv) our expectation to renew the Series 2006-2 notes prior to their scheduled expiry on November 30, 2007; (xvi) our intentions to not renew the Bishop’s Gate Liquidity Agreement (as defined in Note 9, “Debt and Borrowing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q) and to transition borrowings under Bishop’s Gate (as defined in Note 9, “Debt and Borrowing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q) facilities to alternative mortgage warehouse arrangements; (xvii) our intentions to retire the Supplemental Credit Facility and the Tender Support Facility (both as defined in Note 9, “Debt and Borrowing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q) at their scheduled expiration dates and fund the repayments from cash flow and capacity under the Amended Credit Facility (as defined in Note 9, “Debt and Borrowing Arrangements” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q); (xviii) our expectation that the London Interbank Offered Rate (“LIBOR”) and commercial paper, long-term United States (“U.S.”) Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future and (xiv) our expectation that our disclosure controls and procedures may be determined to be effective as of December 31, 2007.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the material weaknesses that we identified in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures;

■	our ability to implement changes to our internal control over financial reporting in order to remediate identified material weaknesses and other control deficiencies;

■	the outcome of civil litigation pending against us, our Directors, Chief Executive Officer, and former Chief Financial Officer and whether our indemnification obligations for such Directors and executive officers will be covered by our directors and officers insurance;

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of a decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

■	the impact of the proposed Merger and the sale of our mortgage operations on our business and the price of our Common stock, including the ability of General Electric Capital Corporation, Pearl Mortgage Acquisition 2 L.L.C. and us to satisfy the conditions required to consummate the Merger and the sale of our mortgage operations, the lack of certainty regarding when or whether these transactions will close and the impact of costs, fees and expenses related to the Merger;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms to finance our growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

■	our ability to maintain a functional corporate structure and to operate as an independent organization;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings, a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants under our financing agreements and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues
Mortgage fees	$34	$33	$101	$98
Fleet management fees	41	39	122	117

Net fee income	75	72	223	215

Fleet lease income	403	390	1,190	1,143

(Loss) gain on sale of mortgage loans, net	(37)	42	76	168

Mortgage interest income	91	98	280	268
Mortgage interest expense	(69)	(71)	(212)	(200)

Mortgage net finance income	22	27	68	68

Loan servicing income	123	129	384	383

Change in fair value of mortgage servicing rights	(249)	(302)	(232)	(237)
Net derivative gain (loss) related to mortgage servicing rights	119	154	(93)	(132)

Valuation adjustments related to mortgage servicing rights	(130)	(148)	(325)	(369)

Net loan servicing (loss) income	(7)	(19)	59	14

Other income	28	23	74	65

Net revenues	484	535	1,690	1,673

Expenses
Salaries and related expenses	81	81	249	257
Occupancy and other office expenses	19	20	55	60
Depreciation on operating leases	318	308	944	918
Fleet interest expense	55	51	159	143
Other depreciation and amortization	6	9	22	27
Other operating expenses	92	97	274	274

Total expenses	571	566	1,703	1,679

Loss before income taxes and minority interest	(87)	(31)	(13)	(6)
(Benefit from) provision for income taxes	(50)	(25)	7	10

Loss before minority interest	(37)	(6)	(20)	(16)
Minority interest in income of consolidated entities, net of income taxes of $(1), $(1), $(3) and $(1)	1	1	4	1

Net loss	$(38)	$(7)	$(24)	$(17)

Basic and diluted loss per share	$(0.69)	$(0.13)	$(0.44)	$(0.32)

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$118	$123
Restricted cash	627	559
Mortgage loans held for sale, net	1,836	2,936
Accounts receivable, net	566	462
Net investment in fleet leases	4,168	4,147
Mortgage servicing rights	1,969	1,971
Investment securities	16	35
Property, plant and equipment, net	60	64
Goodwill	86	86
Other assets	420	377

Total assets	$9,866	$10,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$466	$494
Debt	6,794	7,647
Deferred income taxes	758	766
Other liabilities	302	307

Total liabilities	8,320	9,214

Commitments and contingencies (Note 11)	—	—
Minority interest	33	31
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at September 30, 2007 or December 31, 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,008,953 shares issued and outstanding at September 30, 2007;
53,506,822 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	968	961
Retained earnings	515	540
Accumulated other comprehensive income	29	13

Total stockholders’ equity	1,513	1,515

Total liabilities and stockholders’ equity	$9,866	$10,760

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	53,506,822	$1	$961	$540	$13	$1,515
Effect of adoption of FIN 48	—	—	—	(1)	—	(1)
Net loss	—	—	—	(24)	—	(24)
Other comprehensive income, net of income taxes of $(1)	—	—	—	—	16	16
Stock compensation expense	—	—	5	—	—	5
Stock options exercised, net of income taxes of $0	256,032	—	5	—	—	5
Restricted stock award vesting, net of income taxes of $0	246,099	—	(3)	—	—	(3)

Balance at September 30, 2007	54,008,953	$1	$968	$515	$29	$1,513

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(24)	$(17)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(348)	(325)
Net unrealized loss on mortgage servicing rights and related derivatives	325	369
Vehicle depreciation	944	918
Other depreciation and amortization	22	27
Origination of mortgage loans held for sale	(23,896)	(25,981)
Proceeds on sale of and payments from mortgage loans held for sale	24,921	25,873
Other adjustments and changes in other assets and liabilities, net	94	(21)

Net cash provided by operating activities	2,038	843

Cash flows from investing activities:
Investment in vehicles	(1,699)	(1,874)
Proceeds on sale of investment vehicles	740	801
Purchase of mortgage servicing rights	(37)	(12)
Cash paid on derivatives related to mortgage servicing rights	(95)	(105)
Net settlement payments for derivatives related to mortgage servicing rights	(11)	(61)
Purchases of property, plant and equipment	(16)	(17)
Net assets acquired, net of cash acquired and acquisition-related payments	—	(2)
Increase in Restricted cash	(68)	(95)
Other, net	32	23

Net cash used in investing activities	(1,154)	(1,342)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(913)	403
Proceeds from borrowings	17,739	17,733
Principal payments on borrowings	(17,715)	(17,643)
Issuances of Company Common stock	5	1
Other, net	(6)	(9)

Net cash (used in) provided by financing activities	(890)	485

Effect of changes in exchange rates on Cash and cash equivalents	1	1

Net decrease in Cash and cash equivalents	(5)	(13)
Cash and cash equivalents at beginning of period	123	107

Cash and cash equivalents at end of period	$118	$94

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

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the periods affected, specifically the nine months ended September 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

Recent Market Events

The aggregate demand for mortgage loans in the United States (the “U.S.”) is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. During the third quarter of 2007, developments in the market for many types of mortgage loans have driven down the demand for these loans. In addition, there has also been a reduced demand for certain mortgage products and mortgage-backed securities in the secondary

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

markets, which has reduced liquidity for these assets. Management has considered the effects of these market developments in the preparation of the accompanying Condensed Consolidated Financial Statements.

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

Uncertainty in Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. The Company must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The Company is required to record a liability for unrecognized income tax benefits for the amount of the benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Condensed Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represented a change in accounting principle and was recorded as an adjustment to the opening balance of Retained earnings.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1 million increase in the liability for unrecognized income tax benefits, resulting in a $1 million decrease in Retained earnings as of January 1, 2007.

On January 1, 2007, prior to the implementation of FIN 48, the Company’s liability for income tax contingency reserves was $27 million. On January 1, 2007, after recording the effect of the adoption of FIN 48, which was a $1 million increase to such reserves, the Company’s total liability for unrecognized income tax benefits was $28 million. From January 1, 2007 (after recording the effect of the adoption of FIN 48) to September 30, 2007, the Company’s total liability for income tax contingency reserves increased by $8 million as a result of current year activity related to income tax positions taken during prior years. The Company’s total liability for unrecognized income tax benefits was $36 million as of September 30, 2007. All of the Company’s unrecognized income tax benefits, both as of January 1, 2007, after the adoption of FIN 48, and as of September 30, 2007, would impact the Company’s effective income tax rate if these unrecognized income tax benefits were recognized.

During the three months ended September 30, 2007, the Company’s total liability for income tax contingency reserves decreased by $10 million as a result of current year activity related to income tax positions taken during prior years.

It is expected that the amount of unrecognized income tax benefits will change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

change may be material. However, the Company is unable to project the impact of these unrecognized income tax benefits on its results of operations or financial position for future reporting periods due to the volatility of market and other factors.

The Company recognizes interest and penalties accrued related to unrecognized income tax benefits in the (Benefit from) provision for income taxes in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, after the adoption of FIN 48, and as of September 30, 2007, the Company’s estimated liability for the potential payment of interest and penalties was $1 million and $2 million, respectively, which was included in the liability for unrecognized income tax benefits. The amount of interest and penalties included in the (Benefit from) provision for income taxes in the Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2007 was $1 million.

The Company became a consolidated income tax filer with the Internal Revenue Service (the “IRS”) and certain state jurisdictions subsequent to a spin-off from Cendant Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Condensed Consolidated Financial Statements) on February 1, 2005 (the “Spin-Off”). All federal and certain state income tax filings prior thereto were part of Cendant’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement (as defined and discussed in Note 11, “Commitments and Contingencies”). All periods subsequent to the Spin-Off are subject to examination by the IRS and state jurisdictions. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and Canada. As of January 1, 2007, after the adoption of FIN 48, and as of September 30, 2007, the Company’s foreign and state income tax filings were subject to examination for periods including and subsequent to 2001, dependent upon jurisdiction.

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

Written Loan Commitments.  In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens this application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact of adopting SAB 109 on its Consolidated Financial Statements.

2.	Proposed Merger

On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell the mortgage operations of the Company (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm. Under the terms of the Merger Agreement, at closing, the Company’s stockholders will receive $31.50 per share in cash and shares of the Company’s Common stock will no longer be listed on the New York Stock Exchange (the “NYSE”). The Merger Agreement contains certain restrictions on the Company’s ability to incur new indebtedness and to pay dividends on its Common stock as well as on the payment of intercompany dividends by certain of its subsidiaries without the prior written consent of GE.

On March 14, 2007, prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement, dated as of January 28, 2005, between the Company and The Bank of New York (the “Rights Agreement”). The amendment revises certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement.

In connection with the Merger, on March 14, 2007, the Company and its subsidiaries, PHH Mortgage Corporation (“PHH Mortgage”) and PHH Broker Partner Corporation, entered into a Consent and Amendment (the “Consent”) with TM Acquisition Corp., PHH Home Loans and Realogy Corporation’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc., Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provides for the following: (i) consents from the parties under the operating agreement of the Mortgage Venture, a strategic relationship agreement between Realogy Corporation (“Realogy”) and the Company, a management services agreement between the Mortgage Venture and PHH Mortgage, trademark license agreements between certain Realogy subsidiaries and PHH Mortgage and the Mortgage Venture and a marketing agreement

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

between PHH Mortgage and certain Realogy subsidiaries (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of Cendant’s spin-off of Realogy into an independent publicly traded company and certain other amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. (On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions.) The amendments to the Realogy Agreements effected pursuant to the Consent will be effective immediately prior to the closing of the Mortgage Sale immediately following the completion of the Merger. The provisions of the Consent will terminate and be void in the event that either the Merger Agreement or the agreement for the Mortgage Sale is terminated.

On March 14, 2007, PHH Mortgage also entered into a Waiver and Amendment Agreement (the “Waiver”) with Merrill Lynch Credit Corporation (“Merrill Lynch”), which provides for the following: (i) the waiver of Merrill Lynch’s rights in connection with a change in control of the Company and PHH Mortgage under a servicing rights purchase and sale agreement between PHH Mortgage and Merrill Lynch, a portfolio servicing agreement between PHH Mortgage and Merrill Lynch, an origination assistance agreement between PHH Mortgage and Merrill Lynch (the “OAA”), a loan purchase and sale agreement between PHH Mortgage and Merrill Lynch and an Equity Access and Omega loan subservicing agreement between PHH Mortgage and Merrill Lynch (collectively, the “Merrill Lynch Agreements”) as a result of the Merger, the Mortgage Sale and the related transactions contemplated thereby; (ii) an amendment to the OAA, effective as of the closing of the Mortgage Sale immediately following the completion of the Merger and (iii) undertakings as to certain other actions, including further negotiation of certain amendments to the Merrill Lynch Agreements and other agreements with respect to the foregoing amendments. The provisions of the Waiver will terminate and be void in the event that the Merger Agreement is terminated.

On September 17, 2007, the Company notified its stockholders of a development that could potentially affect the Merger. It is a condition of the closing of the Merger that Pearl Acquisition be ready, willing and able to consummate the Mortgage Sale. On September 14, 2007, the Company received a copy of a letter sent that day to GE by Pearl Acquisition stating that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale. Pearl Acquisition stated in the letter that it believed these revised interpretations could result in a shortfall of up to $750 million in available debt financing as compared to the amount of financing viewed as being committed at the signing of the Merger Agreement. Pearl Acquisition stated in the letter that it believes that the revised interpretations were inconsistent with the terms of the debt commitment letter and intends to continue its efforts to obtain the debt financing contemplated by the debt commitment letter as well as to explore the availability of alternative debt financing. Pearl Acquisition further stated in the letter that it was not optimistic at that time that its efforts will be successful. There can be no assurance that these efforts to obtain the debt financing to consummate the Mortgage Sale by Pearl Acquisition will be successful.

On September 26, 2007, the Merger and the Merger Agreement were approved by the Company’s stockholders. The closing of the Merger, however, remains subject to certain approvals, as well as Pearl Acquisition being ready, willing and able (including with respect to obtaining the necessary financing) to consummate the Mortgage Sale and various other closing conditions. There is no assurance when or whether the remaining conditions to the completion of the Merger will be satisfied.

3.	Loss Per Share

Basic loss per share was computed by dividing net loss during the period by the weighted-average number of shares outstanding during the period. Diluted loss per share was computed by dividing net loss by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and nine months ended September 30, 2007 excludes approximately 3.3 million outstanding stock-based awards as their inclusion would be anti-dilutive. The weighted-average computation of the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and nine months ended September 30, 2006 excludes approximately 3.8 million outstanding stock-based awards as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions, except share and per share data)

Net loss	$(38)	$(7)	$(24)	$(17)

Weighted-average common shares outstanding—basic and diluted	54,019,721	53,742,776	53,864,639	53,613,069

Basic and diluted loss per share	$(0.69)	$(0.13)	$(0.44)	$(0.32)

4.	Mortgage Loans Held for Sale

Mortgage loans held for sale, net consisted of:

	September 30,	December 31,
	2007	2006
	(In millions)

Mortgage loans held for sale (“MLHS”)	$1,714	$2,676
Home equity lines of credit	40	141
Construction loans	58	101
Net deferred loan origination fees and expenses	24	18

Mortgage loans held for sale, net	$1,836	$2,936

At September 30, 2007, the Company pledged $1.3 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

5.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Nine Months Ended September 30,
	2007	2006
	(In millions)

Balance, beginning of period	$146,836	$145,827
Additions	26,007	24,544
Payoffs, sales and curtailments(1)	(28,529)	(22,785)

Balance, end of period	$144,314	$147,586

(1)	Includes $9.6 billion and $1.2 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the nine months ended September 30, 2007 and 2006, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The activity in the Company’s capitalized MSRs consisted of:

	Nine Months Ended September 30,
	2007	2006
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,971	$2,152
Effect of adoption of SFAS No. 156(1)	—	(243)
Additions	385	337
Changes in fair value due to:
Realization of expected cash flows	(253)	(291)
Changes in market inputs or assumptions used in the valuation model	21	54
Sales and deletions	(155)	(19)

Balance, end of period	1,969	1,990

Valuation Allowance:
Balance, beginning of period	—	(243)
Effect of adoption of SFAS No. 156(1)	—	243

Balance, end of period	—	—

Mortgage servicing rights	$1,969	$1,990

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value.

The significant assumptions used in estimating the fair value of MSRs at September 30, 2007 and 2006 were as follows (in annual rates):

	September 30,
	2007	2006

Prepayment speed	17%	18%
Discount rate	12%	10%
Volatility	16%	14%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net service fee revenue	$127	$120	$376	$362
Late fees	5	5	16	15
Other ancillary servicing revenue(1)	(3)	9	8	18

(1)	Includes a $9 million realized loss, including direct expenses, on the sale of $155 million of MSRs during both the three and nine months ended September 30, 2007 and $3 million and $2 million of realized net gains on the sale of $11 million and $19 million of MSRs during the three and nine months ended September 30, 2006, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of September 30, 2007, the Company’s MSRs had a weighted-average life of approximately 5.2 years. Approximately 68% of the MSRs associated with the loan servicing portfolio as of September 30, 2007 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Nine Months
	Ended September 30,
	2007	2006

Initial capitalization rate of additions to MSRs	1.48%	1.37%

	September 30,
	2007	2006

Capitalized servicing rate (based on fair value)	1.36%	1.35%
Capitalized servicing multiple (based on fair value)	4.2	4.2
Weighted-average servicing fee (in basis points)	33	32

The net impact to the Condensed Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs and related derivatives was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)

Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	$(90)	$(91)	$(253)	$(291)
Changes in market inputs or assumptions used in the valuation model	(159)	(211)	21	54
Net derivative gain (loss) related to mortgage servicing rights (See Note 7)	119	154	(93)	(132)

Valuation adjustments related to mortgage servicing rights	$(130)	$(148)	$(325)	$(369)

6.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)

Balance, beginning of period(1)	$160,222	$154,843
Additions(2)	28,469	27,873
Payoffs, sales and curtailments(2)	(21,780)	(24,644)
Addition of certain subserviced home equity loans as of June 30, 2006(1)	—	2,130

Balance, end of period(1)(3)	$166,911	$160,202

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Portfolio Composition

	September 30,
	2007	2006
	(In millions)

Owned servicing portfolio	$147,512	$150,905
Subserviced portfolio(3)	19,399	9,297

Total servicing portfolio	$166,911	$160,202

Fixed rate	$110,241	$99,837
Adjustable rate	56,670	60,365

Total servicing portfolio	$166,911	$160,202

Conventional loans	$154,787	$148,761
Government loans	8,116	7,288
Home equity lines of credit	4,008	4,153

Total servicing portfolio	$166,911	$160,202

Weighted-average interest rate	6.1%	6.1%

Portfolio Delinquency (4)

	September 30,
	2007		2006
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.18%	1.90%	2.02%	1.75%
60 days	0.48%	0.42%	0.46%	0.37%
90 or more days	0.38%	0.32%	0.32%	0.25%

Total delinquency	3.04%	2.64%	2.80%	2.37%

Foreclosure/real estate owned/bankruptcies	0.89%	0.71%	0.83%	0.59%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are included in the portfolio balance as of January 1, 2007, September 30, 2007 and September 30, 2006. The amount of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006 was approximately $2.5 billion.

(2)	Excludes activity related to certain home equity loans subserviced for others described above in the six months ended June 30, 2006.

(3)	During the nine months ended September 30, 2007, the Company sold the MSRs associated with $9.6 billion of the unpaid principal balance of underlying mortgage loans; however, because the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchaser’s systems in the fourth quarter of 2007, these loans are included in the Company’s mortgage loan servicing portfolio balance as of September 30, 2007.

(4)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

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

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Because IRLCs are considered derivatives, the associated risk management activities do not qualify for hedge accounting under SFAS No. 133. Therefore, the IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded as a component of (Loss) gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Operations.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company uses mortgage forward delivery commitments to hedge these risks. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. Such forward delivery commitments are designated and classified as fair value hedges to the extent they qualify for hedge accounting under SFAS No. 133. Forward delivery commitments that do not qualify for hedge accounting are considered freestanding derivatives. The forward delivery commitments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets. Changes in the fair value of all forward delivery commitments are recorded as a component of (Loss) gain on sale of mortgage loans, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of MLHS are recorded as a component of (Loss) gain on sale of mortgage loans, net to the extent they qualify for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS are not recorded to the extent the hedge relationship is deemed to be ineffective under SFAS No. 133.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)

Change in value of IRLCs	$1	$31	$(38)	$(21)
Change in value of MLHS	9	9	(4)	4

Total change in value of IRLCs and MLHS	10	40	(42)	(17)

Mark-to-market of derivatives designated as hedges of MLHS	(4)	(8)	(3)	(9)
Mark-to-market of freestanding derivatives(1)	(36)	(65)	43	31

Net (loss) gain on derivatives	(40)	(73)	40	22

Net (loss) gain on hedging activities(2)	$(30)	$(33)	$(2)	$5

(1)	Amount includes $(6) million and $(8) million of ineffectiveness recognized on hedges of MLHS during the three months ended September 30, 2007 and 2006, respectively, and $6 million and $1 million of ineffectiveness recognized on hedges of MLHS during the nine months ended September 30, 2007 and 2006, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three months ended September 30, 2007 and 2006, the Company recognized $5 million and $1 million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2007 and 2006, the Company recognized $(7) million and $(5) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The net activity in the Company’s derivatives related to MSRs consisted of:

	Nine Months
	Ended September 30,
	2007		2006
	(In millions)

Net balance, beginning of period	$—	(1)	$44	(2)
Additions	95		105
Changes in fair value	(93)		(132)
Net settlement payments	11		61

Net balance, end of period	$13	(3)	$78	(4)

(1)	The net balance represents the gross asset of $56 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $56 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $73 million (recorded within Other assets) net of the gross liability of $29 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $88 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $75 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $137 million (recorded within Other assets) net of the gross liability of $59 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-  and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three and nine months ended September 30, 2007 and 2006, except to create the accrual of interest expense at variable rates. The Company recognized net gains of $1 million during the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations. Net losses recognized during the nine months ended September 30, 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statement of Operations.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized net gains of $1 million during both the three months ended September 30, 2007 and 2006 related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the Condensed Consolidated Statements of Operations. Net losses related to instruments that were not designated as cash flow hedges during the nine months ended September 30, 2007 and 2006 were not significant and were recorded in Fleet interest expense in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	September 30,	December 31,
	2007	2006
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,274	$6,958
Vehicles under closed-end operating leases	249	273

Vehicles under operating leases	7,523	7,231
Less: Accumulated depreciation	(3,760)	(3,541)

Net investment in operating leases	3,763	3,690

Direct Financing Leases:
Lease payments receivable	185	182
Less: Unearned income	(12)	(25)

Net investment in direct financing leases	173	157

Off-Lease Vehicles:
Vehicles not yet subject to a lease	229	292
Vehicles held for sale	9	20
Less: Accumulated depreciation	(6)	(12)

Net investment in off-lease vehicles	232	300

Net investment in fleet leases	$4,168	$4,147

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of September 30, 2007 and December 31, 2006:

	September 30, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$624	$1,024
Variable funding notes	3,617	569	—	4,186
Subordinated debt	—	50	—	50
Commercial paper	—	12	47	59
Borrowings under credit facilities	—	191	1,260	1,451
Other	16	—	8	24

	$3,633	$1,222	$1,939	$6,794

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”) to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. As of September 30, 2007 and December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.6 billion and $3.5 billion, respectively. The debt issued as of September 30, 2007 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with capacity of $2.9 billion, and the Series 2006-2 notes, with capacity of $1.0 billion, are scheduled to expire on March 4, 2008 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The weighted-average interest rate of vehicle management asset-backed debt arrangements was 6.3% and 5.7% as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $283 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both September 30, 2007 and December 31, 2006, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate aggregated $400 million. The Bishop’s Gate Notes are variable-rate instruments and are scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of September 30, 2007 and December 31, 2006 was 6.0% and 5.7%, respectively. As of both September 30, 2007 and December 31, 2006, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $50 million. The Bishop’s Gate Certificates are primarily fixed-rate instruments and are scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of September 30, 2007 and December 31, 2006 was 5.7% and 5.6%, respectively. As of September 30, 2007 and December 31, 2006, commercial paper issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $12 million and $688 million, respectively. The Bishop’s Gate commercial paper are fixed-rate instruments and mature within 90 days of issuance. The weighted-average interest rate on the Bishop’s Gate commercial paper as of September 30, 2007 and December 31, 2006 was 6.2% and 5.4%, respectively. In addition, as of September 30, 2007, borrowings under a variable-rate committed credit facility governed by the Bishop’s Gate Liquidity Agreement were $150 million. There were no borrowings under the Bishop’s Gate credit facility as of December 31, 2006. The Bishop’s Gate credit facility bore interest at 5.9% as of September 30, 2007. The Bishop’s Gate Liquidity Agreement is scheduled to expire on November 30, 2007. As of September 30, 2007, the debt issued by Bishop’s Gate was collateralized by approximately $696 million of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet.

The Company also maintains a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, the Company’s wholly owned subsidiary. The Mortgage Repurchase Facility is funded by a multi-seller conduit, and the Company generally uses it to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund the Company’s mortgage warehouse needs. As of September 30, 2007, the capacity of the Mortgage Repurchase Facility was $750 million. As of September 30, 2007, borrowings under the Mortgage Repurchase Facility were $431 million and were collateralized by underlying mortgage loans and related assets of $507 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of both September 30, 2007 and December 31, 2006, borrowings under this variable-rate facility bore interest at 5.4%. As of September 30, 2007, the Mortgage Repurchase Facility was scheduled to expire on October 29, 2007. The assets collateralizing this facility are not available to pay the Company’s general obligations. See Note 15, “Subsequent Events” for a discussion of modifications made to the Mortgage Repurchase Facility after September 30, 2007.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of September 30, 2007, borrowings under the Mortgage Venture Repurchase Facility were $138 million and were collateralized by underlying mortgage loans and related assets of $165 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.5% and 5.4% as of September 30, 2007 and December 31, 2006, respectively. The Mortgage Venture also pays an annual liquidity fee of 20 basis points (“bps”) on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. The capacity of this line of credit was $200 million as of September 30, 2007. As of September 30, 2007, borrowings under this secured line of credit were $38 million and were collateralized by underlying mortgage loans and related assets of $93 million, primarily included in Mortgage loans held for sale, net in the Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 6.0% and 6.2% as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, this line of credit agreement was scheduled to expire on October 5, 2007. See Note 15, “Subsequent Events” for a discussion of modifications made to this line of credit agreement after September 30, 2007.

As of September 30, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and the Company had approximately $1.5 billion of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes as of September 30, 2007 and December 31, 2006 consisted of $624 million and $646 million, respectively, of medium-term notes (“MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of September 30, 2007, the outstanding MTNs were scheduled to mature between October 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of September 30, 2007 and December 31, 2006 was 6.9% and 6.8%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. The Company had unsecured commercial paper obligations of $47 million and $411 million as of September 30, 2007 and December 31, 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2007 and December 31, 2006 was 6.6% and 5.7%, respectively.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $645 million and $404 million as of September 30, 2007 and December 31, 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

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

The Company also maintains an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of both September 30, 2007 and December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required the Company to pay per annum utilization fees if its usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

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

The Company is party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of both September 30, 2007 and December 31, 2006. Pricing under the Tender Support Facility is based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during 2006, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on the Company’s outstanding borrowings based on certain of its senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As of September 30, 2007, borrowings under the Tender Support Facility continued to bear interest at LIBOR plus a margin of 100 bps. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 125 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 150 bps.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at September 30, 2007 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,511	$870	$2,381
Between one and two years	1,468	—	1,468
Between two and three years	838	5	843
Between three and four years	562	645	1,207
Between four and five years	302	—	302
Thereafter	174	419	593

	$4,855	$1,939	$6,794

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of September 30, 2007, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity (1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements:
Vehicle management	$3,916	$3,633	$283
Mortgage warehouse	2,768	1,222	1,546
Unsecured Committed Credit Facilities(2)	1,916	1,314	602

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. See Note 15, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements after September 30, 2007.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $47 million which fully supports the outstanding unsecured commercial paper issued by the Company as of September 30, 2007. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects $7 million of letters of credit issued under the Amended Credit Facility.

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

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Mortgage Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At September 30, 2007, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly Loss before income taxes and minority interest for results that it deems to be reliably estimable in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore the Company records discrete year-to-date income tax provisions on those results.

During the three months ended September 30, 2007, the Benefit from income taxes was $50 million and was significantly impacted by a $10 million decrease in liabilities for income tax contingencies and a $4 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of state net operating losses as a result of state taxable income generated during the three months ended September 30, 2007). In addition, the Company recorded a state income tax benefit of $8 million. Due to the Company’s 2007 and 2006 year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the 2007 and 2006 state income tax effective rates.

During the three months ended September 30, 2006, the Benefit from income taxes was $25 million and was significantly impacted by a $13 million decrease in liabilities for income tax contingencies and a $2 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the three months ended September 30, 2006) for which the Company believed it was more likely than not that the deferred tax assets would not be realized. In addition, the Company recorded a state income tax benefit of $5 million.

During the nine months ended September 30, 2007, the Provision for income taxes was $7 million and was significantly impacted by an $8 million increase in liabilities for income tax contingencies and a $6 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the nine months ended September 30, 2007) for which the Company believes it is more likely than not that the deferred tax assets will not be realized. In addition, the Company recorded a state income tax benefit of $5 million. Due to the Company’s 2007 and 2006 year-to-date and projected full-year mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the 2007 and 2006 state income tax effective rates.

During the nine months ended September 30, 2006, the Provision for income taxes was $10 million and was significantly impacted by an $11 million increase in liabilities for income tax contingencies and a $3 million

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the nine months ended September 30, 2006) for which the Company believed it was more likely than not that the deferred tax assets would not be realized. In addition, the Company recorded a state income tax benefit of $3 million.

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

Following the announcement of the Merger in March 2007, two purported class actions were filed against the Company and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland (the “Court”). The first of these actions also named GE and Blackstone as defendants. The plaintiffs sought to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) holding the Company’s Common stock. In support of their request for injunctive and other relief, the plaintiffs alleged, among other matters, that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On or about April 10, 2007, the claims against Blackstone were dismissed without prejudice. On May 11, 2007, the Court consolidated the two cases into one action. On July 27, 2007, the plaintiffs filed a consolidated amended complaint. This pleading did not name GE or Blackstone as defendants. It essentially repeated the allegations previously made against the members of the Company’s Board of Directors and added allegations that the disclosures made in the preliminary proxy statement filed with the SEC on June 18, 2007 omitted certain material facts. On August 7, 2007, the Court dismissed the consolidated amended complaint on the ground that the plaintiffs were seeking to assert their claims directly, whereas, as a matter of Maryland law, claims that directors have breached their fiduciary duties can only be asserted by a stockholder derivatively. The plaintiffs have the right to appeal this decision.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters at this time. The Company cannot make an estimate of the possible loss or range of loss at this time. The Company intends to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.0 billion as of September 30, 2007. In addition, the outstanding balance of loans sold with recourse by the Company was $531 million as of September 30, 2007.

As of September 30, 2007, the Company had a liability of $31 million, recorded in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in the Company’s loan servicing portfolio. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of September 30, 2007, the Company provided such mortgage reinsurance for approximately $9.7 billion of mortgage loans in its servicing portfolio. As stated above, the Company’s contracts with the primary mortgage insurers limit its maximum potential exposure to reinsurance losses, which was $699 million as of September 30, 2007. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the Condensed Consolidated Balance Sheet as of September 30, 2007. As of September 30, 2007, a liability of $22 million was recorded in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments

As of September 30, 2007, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.6 billion. Additionally, as of September 30, 2007, the Company had commitments to fund open home equity lines of credit of $3.2 billion and construction loans of $35 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $3.2 billion of forward delivery commitments as of September 30, 2007 generally will be settled within 90 days of the individual commitment date.

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

As discussed in Note 2, “Proposed Merger,” on September 26, 2007, the Merger and the Merger Agreement were approved by the Company’s stockholders. See Note 2, “Proposed Merger” for more information regarding the Merger.

13.	Accumulated Other Comprehensive Income

The components of comprehensive loss are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net loss	$(38)	$(7)	$(24)	$(17)

Other comprehensive income:
Currency translation adjustments	9	—	18	4
Unrealized (losses) gains on available-for-sale securities, net of income taxes	(2)	1	(3)	—
Reclassification of realized holding gains on sales of available-for-sale securities, net of income taxes	1	—	1	—

Total other comprehensive income	8	1	16	4

Total comprehensive loss	$(30)	$(6)	$(8)	$(13)

The after-tax components of Accumulated other comprehensive income were as follows:

		Unrealized
		Gains
	Currency	(Losses) on	Defined	Accumulated
	Translation	Available-for-	Benefit	Other Comprehensive
	Adjustment	Sale Securities	Plans	Income
	(In millions)

Balance at December 31, 2006	$15	$2	$(4)	$13
Change during 2007	18	(2)	—	16

Balance at September 30, 2007	$33	$—	$(4)	$29

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

The Company’s management evaluates the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit (1)
	Three Months Ended			Three Months
	September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$(10)	$74	$(84)	$(113)	$(49)	$(64)
Mortgage Servicing segment	24	10	14	(2)	(7)	5

Total Mortgage Services	14	84	(70)	(115)	(56)	(59)
Fleet Management Services segment	470	451	19	30	24	6

Total reportable segments	484	535	(51)	(85)	(32)	(53)
Other(2)	—	—	—	(3)	—	(3)

Total Company	$484	$535	$(51)	$(88)	$(32)	$(56)

	Net Revenues			Segment (Loss) Profit (1)
	Nine Months Ended			Nine Months
	September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
	(In millions)

Mortgage Production segment	$167	$268	$(101)	$(160)	$(96)	$(64)
Mortgage Servicing segment	138	81	57	70	14	56

Total Mortgage Services	305	349	(44)	(90)	(82)	(8)
Fleet Management Services segment	1,386	1,325	61	81	75	6

Total reportable segments	1,691	1,674	17	(9)	(7)	(2)
Other(2)	(1)	(1)	—	(8)	—	(8)

Total Company	$1,690	$1,673	$17	$(17)	$(7)	$(10)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)

Loss before income taxes and minority interest	$(87)	$(31)	$(13)	$(6)
Minority interest in income of consolidated entities, net of income taxes	1	1	4	1

Segment loss	$(88)	$(32)	$(17)	$(7)

(2)	Net revenues reported under the heading Other for the nine months ended September 30, 2007 and 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment loss by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the three and nine months ended September 30, 2007 represents expenses related to the proposed Merger.

The Company’s Total assets by segment were as follows:

				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other	Total
	(In millions)

Assets at September 30, 2007	$2,132	$2,781	$4,913	$4,931	$22	$9,866
Assets at December 31, 2006	3,226	2,641	5,867	4,868	25	10,760

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

15.	Subsequent Events

On October 5, 2007, the Mortgage Venture’s secured line of credit agreement was amended to extend its expiration date to November 1, 2007 and reduce the total commitment from $200 million to $150 million.

On October 29, 2007, the Company amended the Mortgage Repurchase Facility by executing the Sixth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Amended and Restated Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements decreased the capacity of the Mortgage Repurchase Facility from $750 million to $550 million through November 29, 2007 and to $275 million thereafter, modified the eligibility of the underlying mortgage loan collateral and modified certain other covenants and terms. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties.

On November 1, 2007, the Mortgage Venture’s secured line of credit agreement was further amended to extend its expiration date to October 3, 2008.

On November 1, 2007, the Company entered into a $1 billion committed mortgage repurchase facility by executing the Master Repurchase Agreement (the “Supplemental Repurchase Agreement”) and Guaranty (together with the Supplemental Repurchase Agreement, the “Greenwich Repurchase Facility”). The Greenwich Repurchase Facility expires on October 30, 2008 and includes financial covenants comparable to the Amended Credit Facility. The assets collateralizing the Greenwich Repurchase Facility are not available to pay the general obligations of the Company.

On November 2, 2007, the Company entered into amendments (the “Credit Facility Amendments”) to the Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility (together, the “Credit Facilities”). The Credit Facilities each contained covenants limiting certain forms of indebtedness which the Company’s material subsidiaries may incur, including a $1.15 billion cap on indebtedness in the form of mortgage repurchase facilities. The Credit Facility Amendments removed this cap on the Company’s ability to incur mortgage repurchase indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 (our“2006 Form 10-K”). Based on the material weaknesses identified in connection with management’s assessment of our internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2006. (See “Item 9A. Controls and Procedures” in our 2006 Form 10-K for more information.) In addition, based on the evaluation and identification of these material weaknesses, management concluded that our disclosure controls and procedures were not effective as of September 30, 2007. (See “Item 4. Controls and Procedures” included herein for more information.)

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”). Our Mortgage Production segment generated 10% of our Net revenues for the nine months ended September 30, 2007. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 8% of our Net revenues for the nine months ended September 30, 2007. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (“U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 82% of our Net revenues for the nine months ended September 30, 2007.

On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell our mortgage operations (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm. Under the terms of the Merger Agreement, at closing, our stockholders will receive $31.50 per share in cash and shares of our Common stock will no longer be listed on the New York Stock Exchange (the “NYSE”). The Merger Agreement contains certain restrictions on our ability to incur new indebtedness and to pay dividends on our Common stock as well as on the payment of intercompany dividends by certain of our subsidiaries without the prior written consent of GE.

On September 17, 2007, we notified our stockholders of a development that could potentially affect the Merger. It is a condition of the closing of the Merger that Pearl Acquisition be ready, willing and able to consummate the Mortgage Sale. On September 14, 2007, we received a copy of a letter sent that day to GE by Pearl Acquisition stating that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale. Pearl Acquisition stated in the letter that it believed these revised interpretations could result in a shortfall of up to $750 million in available debt financing as compared to the amount of financing viewed as being committed at the signing of the Merger Agreement. Pearl Acquisition stated in the letter that it believes that the revised interpretations were inconsistent with the terms of the debt commitment letter and intends to continue its efforts to obtain the debt financing contemplated by the debt commitment letter as well as to explore the availability of alternative debt financing. Pearl Acquisition further stated in the letter that it was not optimistic at that time that its efforts will be successful. There can be no assurance that these efforts to obtain the debt financing to consummate the Mortgage Sale by Pearl Acquisition will be successful.

On September 26, 2007, the Merger and the Merger Agreement were approved by our stockholders. The closing of the Merger, however, remains subject to certain approvals, as well as Pearl Acquisition being ready, willing and able (including with respect to obtaining the necessary financing) to consummate the Mortgage Sale and various other closing conditions. There is no assurance when or whether the remaining conditions to the completion of the Merger will be satisfied. See Note 2, “Proposed Merger” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for more information.

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. The long-term outlook for the mortgage industry remains strong with increasing levels of mortgage debt outstanding and home ownership driving the expected growth. However, we expect that the industry will continue to experience lower origination volumes as a result of declining home sales and a deterioration in loan performance as mortgage loan delinquencies and foreclosures increase. As of October 2007, the Federal National Mortgage Association’s Economic and Mortgage Market Developments estimated that industry originations during 2007 would be $2.4 trillion, a decline of 12% compared with originations in 2006, and forecasted a decline in industry originations during 2008 of approximately 18% from estimated 2007 levels.

Volatility in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Volatility in interest rates may also result in changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry have resulted in more restrictive credit standards that may negatively impact home affordability and the demand for housing and related origination volumes for the mortgage industry. Many origination companies have entered bankruptcy proceedings, shut down or severely curtailed their lending activities. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over last year’s levels. With more restrictive credit standards, borrowers, particularly those seeking non-conforming loans, are less able to purchase homes. We expect that our mortgage originations from refinance activity will increase over the next several quarters due to the volume of adjustable-rate mortgages originated over the last five years which are now nearing their interest-rate-reset dates creating an incentive for borrowers to refinance. However, based on home sale trends during the first nine months of 2007, we expect that home sale volumes and our purchase originations will decrease during the remainder of 2007 and into 2008. (See “Item 1A. Risk Factors—Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.” included in this Form 10-Q for more information.)

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the third quarter of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues, negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of the underlying loans as well as the execution of related secondary market loan sales. The majority of the non-conforming loans that we originated through the third quarter of 2007 were either sold in the third quarter of 2007 or are committed to be sold or securitized in the fourth quarter of 2007. The valuation of Mortgage loans held for sale, net as of September 30, 2007 reflected this discounted pricing, with the most significant pricing discounts related to loans with origination flaws or performance issues and second lien loans.

In the first half of August of this year, we modified our underwriting guidelines and/or our consumer pricing across all products while discontinuing certain less liquid mortgage products. Since mid-August to the filing date of this Form 10-Q, substantially all new commitments to fund new originations were comprised almost exclusively of prime loan products, both conforming and non-conforming. The deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. We expect that this shift in production efforts to more traditional prime loan products by these originators will result in increased competition in the mortgage industry, which could have a negative impact on profit margins for our Mortgage Production segment in the fourth quarter of 2007 and into 2008. While we have adjusted pricing and margin expectations for new mortgage loan originations to reflect current secondary mortgage market conditions, market developments negatively impacted (Loss) gain on sale of mortgage loans, net in the third quarter of 2007, and may continue to have a negative impact during the fourth quarter of 2007 and into 2008. (See “Item 1A. Risk Factors—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, liquidity or results of operations.” and “—Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.” included in this Form 10-Q for more information.)

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during the fourth quarter of 2007 and into 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. As of the filing date of this Form 10-Q, we signed ten new mortgage outsourcing relationships in 2007, which we expect will result in approximately $1.2 billion of incremental mortgage origination volume in 2008. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships or will realize the expected incremental origination volumes, whether as a result of uncertainties regarding the proposed Merger or otherwise.

During the year ended December 31, 2006 and the nine months ended September 30, 2007, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. These cost-reduction initiatives favorably impacted our pre-tax results for the third quarter of 2007 and the nine months ended September 30, 2007 by $7 million and $26 million, respectively, and we expect that they will favorably impact our pre-tax results for the fourth quarter of 2007 by approximately $10 million. In addition, in the fourth quarter of 2007, we eliminated approximately 300 jobs primarily in our Mortgage Production segment and shut down certain facilities. As a result, we expect to incur approximately $8 million of severance, outplacement and facility shutdown costs during the fourth quarter of 2007, which we estimate will benefit 2008 pre-tax results by approximately $16 million.

Fleet Industry Trends

The size of the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2007, 2006 and 2005 Fact Books. We do not expect any changes in this trend for the remainder of 2007 or into 2008. Growth in our Fleet Management Services segment is driven principally by increased market share in the large fleet (greater than 500 units) and national fleet (75 to 500 units) markets and increased fee-based services, which growth we anticipate will be negatively impacted during the remainder of 2007 by the proposed Merger. In addition, the costs associated with asset-backed commercial paper (“ABCP”) issued by lenders to our vehicle management asset-backed debt programs were negatively impacted by the disruption in the asset-backed securities market in the third quarter of 2007. Accordingly, we anticipate that the costs of issuing ABCP, including relative spreads and conduit fees, will be higher in the fourth quarter of 2007 and into 2008 compared to such costs prior to the disruption in the asset-backed securities market.

Results of Operations—Third Quarter 2007 vs. Third Quarter 2006

Consolidated Results

Our consolidated results of operations for the third quarters of 2007 and 2006 were comprised of the following:

	Three Months
	Ended September 30,
	2007	2006	Change
	(In millions)

Net revenues	$484	$535	$(51)
Total expenses	571	566	5

Loss before income taxes and minority interest	(87)	(31)	(56)
Benefit from income taxes	(50)	(25)	(25)

Loss before minority interest	$(37)	$(6)	$(31)

During the third quarter of 2007, our Net revenues decreased by $51 million (10%) compared to the third quarter of 2006, due to an unfavorable change of $84 million in our Mortgage Production segment that was partially offset by increases of $19 million and $14 million in our Fleet Management Services and Mortgage Servicing segments, respectively. Our Loss before income taxes and minority interest increased by $56 million (181%) during the third quarter of 2007 compared to the third quarter of 2006 due to a $64 million unfavorable change in our Mortgage Production segment and a $3 million increase in other expenses not allocated to our reportable segments that were partially offset by favorable changes of $6 million and $5 million in our Fleet Management Services and Mortgage Servicing segments, respectively.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.

During the third quarter of 2007, the Benefit from income taxes was $50 million and was significantly impacted by a $10 million decrease in liabilities for income tax contingencies and a $4 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of state net operating losses as a result of state taxable income generated during the third quarter of 2007). In addition, we recorded a state income tax benefit of $8 million. Due to our 2007 and 2006 year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the 2007 and 2006 state income tax effective rates.

During the third quarter of 2006, the Benefit from income taxes was $25 million and was significantly impacted by a $13 million decrease in liabilities for income tax contingencies and a $2 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the third quarter of 2006) for which we believed it was more likely than not that the deferred tax assets would not be realized. In addition, we recorded a state income tax benefit of $5 million.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Our management evaluates the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months Ended			Three Months
	September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
			(In millions)

Mortgage Production segment	$(10)	$74	$(84)	$(113)	$(49)	$(64)
Mortgage Servicing segment	24	10	14	(2)	(7)	5

Total Mortgage Services	14	84	(70)	(115)	(56)	(59)
Fleet Management Services segment	470	451	19	30	24	6

Total reportable segments	484	535	(51)	(85)	(32)	(53)
Other(2)	—	—	—	(3)	—	(3)

Total Company	$484	$535	$(51)	$(88)	$(32)	$(56)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Three Months
	Ended September 30,
	2007	2006
	(In millions)

Loss before income taxes and minority interest	$(87)	$(31)
Minority interest in income of consolidated entities, net of income taxes	1	1

Segment loss	$(88)	$(32)

(2)	Segment loss reported under the heading Other for the three months ended September 30, 2007 represents expenses related to the proposed Merger.

Mortgage Production Segment

Net revenues changed unfavorably by $84 million during the third quarter of 2007 compared to the third quarter of 2006. As discussed in greater detail below, the unfavorable change in Net revenues was due to a $79 million unfavorable change in (Loss) gain on sale of mortgage loans, net and a $7 million increase in Mortgage net finance expense that were partially offset by $1 million increases in both Mortgage fees and Other income.

Segment loss increased by $64 million (131%) during the third quarter of 2007 compared to the third quarter of 2006 as the $84 million unfavorable change in Net revenues was partially offset by a $20 million (16%) decrease in Total expenses. The $20 million reduction in Total expenses was primarily due to an $18 million decrease in Other operating expenses.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$7,382	$8,541	$(1,159)	(14)%
Fee-based closings	2,793	2,125	668	31%

Total closings	$10,175	$10,666	$(491)	(5)%

Purchase closings	$7,331	$7,795	$(464)	(6)%
Refinance closings	2,844	2,871	(27)	(1)%

Total closings	$10,175	$10,666	$(491)	(5)%

Fixed rate	$6,374	$6,235	$139	2%
Adjustable rate	3,801	4,431	(630)	(14)%

Total closings	$10,175	$10,666	$(491)	(5)%

Number of loans closed (units)	47,031	54,255	(7,224)	(13)%

Average loan amount	$216,361	$196,593	$19,768	10%

Loans sold	$8,385	$8,726	$(341)	(4)%

	Three Months Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Mortgage fees	$34	$33	$1	3%

(Loss) gain on sale of mortgage loans, net	(37)	42	(79)	n/m (1)

Mortgage interest income	41	47	(6)	(13)%
Mortgage interest expense	(49)	(48)	(1)	(2)%

Mortgage net finance expense	(8)	(1)	(7)	(700)%

Other income	1	—	1	n/m (1)

Net revenues	(10)	74	(84)	n/m (1)

Salaries and related expenses	48	48	—	—
Occupancy and other office expenses	12	13	(1)	(8)%
Other depreciation and amortization	4	5	(1)	(20)%
Other operating expenses	38	56	(18)	(32)%

Total expenses	102	122	(20)	(16)%

Loss before income taxes	(112)	(48)	(64)	(133)%
Minority interest in income of consolidated entities, net of income taxes	1	1	—	—

Segment loss	$(113)	$(49)	$(64)	(131)%

(1)	n/m—Not meaningful.

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

Fee income on loans closed to be sold is deferred until the loans are sold and is recognized in (Loss) gain on sale of mortgage loans, net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”). Fee income on fee-based closings is recorded in Mortgage fees and is recognized at the time of closing.

Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes and are associated with both loans closed to be sold and fee-based closings.

Although total closings decreased during the third quarter of 2007 compared to the third quarter of 2006, Mortgage fees increased by $1 million (3%) as the effect of a 14% decrease in loans closed to be sold (fee income is deferred until the loans are sold in accordance with SFAS No. 91) was more than offset by a 31% increase in fee-based closings (fee income is recognized at the time of closing). The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the third quarter of 2007 compared to the third quarter of 2006. The $491 million (5%) decrease in total closings from the third quarter of 2006 to the third quarter of 2007 was attributable to a $464 million (6%) decrease in purchase closings and a $27 million (1%) decrease in refinance closings. The decline in purchase closings was due to the decline in overall housing purchases during the third quarter of 2007 compared to the third quarter of 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. During the third quarter of 2007, our mortgage origination volumes were negatively impacted by adverse conditions in the secondary mortgage market as increases in interest rates that were required as a result of the market conditions reduced borrower demand for mortgage loan products, particularly Alt-A and non-conforming mortgage loans. (See “—Liquidity and Capital Resources—Secondary Mortgage Market” and “Item 1A. Risk Factors—Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.” in this Form 10-Q for more information.)

(Loss) Gain on Sale of Mortgage Loans, Net

(Loss) gain on sale of mortgage loans, net consists of the following:

■	(Loss) gain on loans sold, including the changes in the fair value of all loan-related derivatives including our interest rate lock commitments (“IRLCs”), freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing loss in the Mortgage Servicing segment and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of (Loss) gain on sale of mortgage loans, net were as follows:

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

(Loss) gain on loans sold	$(122)	$1	$(123)	n/m	(1)
Initial value of capitalized servicing	121	107	14	13%
Recognition of deferred fees and costs, net	(36)	(66)	30	45%

(Loss) gain on sale of mortgage loans, net	$(37)	$42	$(79)	n/m	(1)

(1)	n/m—Not meaningful.

(Loss) gain on sale of mortgage loans, net changed unfavorably by $79 million from the third quarter of 2006 to the third quarter of 2007 due to a $123 million unfavorable change in (loss) gain on loans sold that was partially offset by a $30 million decrease in the recognition of deferred fees and costs and a $14 million increase in the initial value of capitalized servicing. During the third quarter of 2007, Loss on sale of mortgage loans, net was negatively impacted by adverse secondary mortgage market conditions.

The $123 million unfavorable change in (loss) gain on loans sold during the third quarter of 2007 compared to the third quarter of 2006 was due to a $48 million decline in the market value of certain loans held for sale that are expected to be sold at a discount due to either origination flaws or performance issues, a $41 million decline in margins on non-conforming and Alt-A loans, a $20 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans and a $14 million decline in margins on other loans sold. The lower margins recognized during the third quarter of 2007 compared to the third quarter of 2006 were primarily attributable to competitive pricing pressures. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $20 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a $14 million loss recognized during the third quarter of 2007 compared to a $6 million gain recognized during the third quarter of 2006.

The $30 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $14 million increase in the initial value of capitalized servicing was caused by an increase of 21 basis points (“bps”) in the initial capitalized servicing rate during the third quarter of 2007 compared to the third quarter of 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from the third quarter of 2006 to the third quarter of 2007 was primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans, as well as the impact of an increase in the spread between mortgage coupon rates and the underlying risk-free interest rate in the third quarter of 2007 compared to the third quarter of 2006.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on mortgage loans held for sale (“MLHS”) and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $7 million (700%) during the third quarter of 2007 compared to the third quarter of 2006 due to a $6 million (13%) decrease in Mortgage interest income and a $1 million (2%) increase in Mortgage interest expense. The $6 million decrease in Mortgage interest income was primarily due to lower note rates associated with loans held for sale and a lower average volume of loans held for sale. The $1 million increase in Mortgage interest expense was attributable to a $6 million increase due to a higher cost of funds from our outstanding borrowings that was partially offset by a $5 million decrease due to lower average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt.

The average one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, increased by 9 bps during the third quarter of 2007 compared to the third quarter of 2006.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses remained at the same level during the third quarter of 2007 compared to the third quarter of 2006 as employee attrition, a reduction in incentive bonus expense, a decrease in total closings and the realized benefit of cost-reduction initiatives caused a $13 million decline in Salaries and related expenses that was offset by a $13 million decrease in deferred expenses under

SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during the third quarter of 2007 was primarily due to a lower volume of loans closed to be sold and the impact of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $18 million (32%) during the third quarter of 2007 compared to the third quarter of 2006. This decrease was primarily attributable to an $11 million decrease in allocations for corporate overhead, a 5% decrease in total closings during the third quarter of 2007 compared to the third quarter of 2006 and the impact of cost-reduction initiatives. Allocations for corporate overhead during the third quarter of 2006 included a $6 million loss on the extinguishment of debt.

Mortgage Servicing Segment

Net revenues increased by $14 million (140%) during the third quarter of 2007 compared to the third quarter of 2006. As discussed in greater detail below, the increase in Net revenues was due to a favorable change of $18 million in Valuation adjustments related to mortgage servicing rights and a $3 million increase in Other income that were partially offset by a $6 million decrease in Loan servicing income and a $1 million decrease in Mortgage net finance income.

Segment loss decreased by $5 million (71%) during the third quarter of 2007 compared to the third quarter of 2006 due to the $14 million increase in Net revenues that was partially offset by a $9 million (53%) increase in Total expenses. The $9 million increase in Total expenses was primarily due to an increase of $9 million in Other operating expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
	(In millions)

Average loan servicing portfolio	$165,770	$160,141	$5,629	4%

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
	(In millions)

Mortgage interest income	$50	$51	$(1)	(2)%
Mortgage interest expense	(23)	(23)	—	—

Mortgage net finance income	27	28	(1)	(4)%

Loan servicing income	123	129	(6)	(5)%

Change in fair value of mortgage servicing rights	(249)	(302)	53	18%
Net derivative gain related to mortgage servicing rights	119	154	(35)	(23)%

Valuation adjustments related to mortgage servicing rights	(130)	(148)	18	12%

Net loan servicing loss	(7)	(19)	12	63%

Other income	4	1	3	300%

Net revenues	24	10	14	140%

Salaries and related expenses	8	7	1	14%
Occupancy and other office expenses	2	3	(1)	(33)%
Other operating expenses	16	7	9	129%

Total expenses	26	17	9	53%

Segment loss	$(2)	$(7)	$5	71%

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income decreased by $1 million (4%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower escrow balances, partially offset by higher short-term interest rates during the third quarter of 2007 compared to the third quarter of 2006 since the escrow balances earn income based upon one-month LIBOR.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly owned reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”). Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
	(In millions)

Net service fee revenue	$127	$120	$7	6%
Late fees and other ancillary servicing revenue	2	14	(12)	(86)%
Curtailment interest paid to investors	(10)	(12)	2	17%
Net reinsurance income	4	7	(3)	(43)%

Loan servicing income	$123	$129	$(6)	(5)%

Loan servicing income decreased by $6 million (5%) during the third quarter of 2007 compared to the third quarter of 2006 primarily due to a decrease in late fees and other ancillary servicing revenue that was partially offset by an increase in net service fee revenue. The decrease in late fees and other ancillary servicing revenue was primarily related to the recognition of a $9 million realized loss, including direct expenses, on the sale of $155 million of MSRs during the third quarter of 2007. The increase in net service fee revenue was primarily due to a 4% increase in the average loan servicing portfolio during the third quarter of 2007 compared to the third quarter of 2006.

We periodically evaluate our risk exposure related to MSRs and our credit ratings risk profile to determine the appropriate amount of MSRs to retain. As of September 30, 2007, we had $2.0 billion of MSRs associated with $144.3 billion of the unpaid principal balance of the underlying mortgage loans. As a result of our analysis, during the third quarter of 2007, we sold approximately $155 million of MSRs associated with $9.6 billion of the unpaid principal balance of the underlying mortgage loans. In addition, in the fourth quarter of 2007, we intend to sell additional MSRs associated with approximately $21 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment in 2008.

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights includes Change in fair value of mortgage servicing rights and Net derivative gain related to mortgage servicing rights. The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $90 million and $91 million during the third quarters of 2007 and 2006, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was an unfavorable change of $159 million and $211 million during the third quarters of 2007 and 2006, respectively. The unfavorable change during the third quarter of 2007 was primarily due to a decrease in mortgage interest rates leading to higher expected prepayments that was partially offset by the impact of an increase in the spread between mortgage coupon rates and the underlying risk-free interest rate and a steeper yield curve. The unfavorable change during the third quarter of 2006 was primarily due to a decrease in mortgage interest rates leading to higher expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates decreased by 45 bps during the third quarter of 2007 compared to a decrease of 51 bps during the third quarter of 2006.

Net Derivative Gain Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2006 Form 10-K for more information.)

The value of derivatives related to our MSRs increased by $119 million and $154 million during the third quarters of 2007 and 2006, respectively. As described below, our net results from MSRs risk management activities were losses of $40 million and $57 million during the third quarters of 2007 and 2006, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2007.

The following table outlines Net loss on MSRs risk management activities:

	Three Months
	Ended September 30,
	2007	2006
	(In millions)

Net derivative gain related to mortgage servicing rights	$119	$154
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(159)	(211)

Net loss on MSRs risk management activities	$(40)	$(57)

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned and allocations for overhead. Other operating expenses increased by $9 million (129%) during the third quarter of 2007 compared to the third quarter of 2006. This increase was primarily attributable to a $7 million increase in foreclosure losses and reserves associated with loans sold with recourse.

Fleet Management Services Segment

Net revenues increased by $19 million (4%) during the third quarter of 2007 compared to the third quarter of 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $13 million in Fleet lease income, $4 million in Other income and $2 million in Fleet management fees.

Segment profit increased by $6 million (25%) during the third quarter of 2007 compared to the third quarter of 2006 as the $19 million increase in Net revenues was partially offset by a $13 million (3%) increase in Total expenses. The $13 million increase in Total expenses was primarily due to a $10 million increase in Depreciation on operating leases.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the Three Months Ended September 30,
	2007	2006	Change	% Change
	(In thousands of units)

Leased vehicles	343	335	8	2%
Maintenance service cards	327	337	(10)	(3)%
Fuel cards	332	325	7	2%
Accident management vehicles	335	331	4	1%

	Three Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Fleet management fees	$41	$39	$2	5%
Fleet lease income	403	390	13	3%
Other income	26	22	4	18%

Net revenues	470	451	19	4%

Salaries and related expenses	23	21	2	10%
Occupancy and other office expenses	5	4	1	25%
Depreciation on operating leases	318	308	10	3%
Fleet interest expense	55	51	4	8%
Other depreciation and amortization	2	4	(2)	(50)%
Other operating expenses	37	39	(2)	(5)%

Total expenses	440	427	13	3%

Segment profit	$30	$24	$6	25%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $2 million (5%) during the third quarter of 2007 compared to the third quarter of 2006, due to a $1 million increase in revenue from our principal fee-based products and a $1 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $13 million (3%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to higher total lease billings resulting from higher interest rates on variable-interest rate leases and new leases and a 2% increase in leased vehicles.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $4 million (18%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to increased interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $2 million (10%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to an increase in employee benefit costs.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases increased by $10 million (3%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to the 2% increase in leased units.

Fleet Interest Expense

Fleet interest expense increased by $4 million (8%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to rising short-term interest rates and increased borrowings associated with the 2% increase in leased vehicles.

Other Operating Expenses

Other operating expenses decreased by $2 million (5%) during the third quarter of 2007 compared to the third quarter of 2006, primarily due to a decrease in allocations for corporate overhead.

Results of Operations—Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Consolidated Results

Our consolidated results of operations for the nine months ended September 30, 2007 and 2006 were comprised of the following:

	Nine Months
	Ended September 30,
	2007	2006	Change
	(In millions)

Net revenues	$1,690	$1,673	$17
Total expenses	1,703	1,679	24

Loss before income taxes and minority interest	(13)	(6)	(7)
Provision for income taxes	7	10	(3)

Loss before minority interest	$(20)	$(16)	$(4)

During the nine months ended September 30, 2007, our Net revenues increased by $17 million (1%) compared to the nine months ended September 30, 2006, due to increases of $61 million and $57 million in our Fleet Management Services and Mortgage Servicing segments, respectively, that were partially offset by a $101 million decrease in our Mortgage Production segment. Our Loss before income taxes and minority interest increased by $7 million (117%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a $61 million unfavorable change in our Mortgage Production segment and an $8 million increase in other expenses not allocated to our reportable segments that were partially offset by favorable changes of $56 million and $6 million in our Mortgage Servicing and Fleet Management Services segments, respectively.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they are not material, individually or in the aggregate to any of the periods affected, specifically the nine months ended September 30, 2006 or the years ended December 31, 2006, 2005, 2003 or 2002.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FIN 18. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.

During the nine months ended September 30, 2007, the Provision for income taxes was $7 million and was significantly impacted by an $8 million increase in liabilities for income tax contingencies and a $6 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the nine months ended September 30, 2007) for which we believe it is more likely than not that the deferred tax assets will not be realized. In addition, we recorded a state income tax benefit of $5 million. Due to our 2007 and 2006 year-to-date and projected full-year mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the 2007 and 2006 state income tax effective rates.

During the nine months ended September 30, 2006, the Provision for income taxes was $10 million and was significantly impacted by an $11 million increase in liabilities for income tax contingencies and a $3 million increase in valuation allowances for deferred tax assets (primarily state net operating losses generated during the nine months ended September 30, 2006) for which we believed it was more likely than not that the deferred tax assets would not be realized. In addition, we recorded a state income tax benefit of $3 million.

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Our management evaluates the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss before income tax provision or benefit and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture.

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
			(In millions)

Mortgage Production segment	$167	$268	$(101)	$(160)	$(96)	$(64)
Mortgage Servicing segment	138	81	57	70	14	56

Total Mortgage Services	305	349	(44)	(90)	(82)	(8)
Fleet Management Services segment	1,386	1,325	61	81	75	6

Total reportable segments	1,691	1,674	17	(9)	(7)	(2)
Other(2)	(1)	(1)	—	(8)	—	(8)

Total Company	$1,690	$1,673	$17	$(17)	$(7)	$(10)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)

Loss before income taxes and minority interest	$(13)	$(6)
Minority interest in income of consolidated entities, net of income taxes	4	1

Segment loss	$(17)	$(7)

(2)	Net revenues reported under the heading Other for the nine months ended September 30, 2007 and 2006 represent the elimination of $1 million of intersegment revenues recorded by the Mortgage Servicing segment, which are offset in segment loss by the elimination of $1 million of intersegment expense recorded by the Fleet Management Services segment. Segment loss reported under the heading Other for the nine months ended September 30, 2007 represents expenses related to the proposed Merger.

     Mortgage Production Segment

Net revenues decreased by $101 million (38%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As discussed in greater detail below, the decrease in Net revenues was due to a $92 million decrease in Gain on sale of mortgage loans, net and a $15 million unfavorable change in Mortgage net finance (expense) income that were partially offset by $3 million increases in both Mortgage fees and Other income.

Segment loss increased by $64 million (67%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as the $101 million decrease in Net revenues and a $3 million increase in Minority interest in income of consolidated entities, net of income taxes, were partially offset by a $40 million (11%) decrease in Total expenses. The $40 million reduction in Total expenses was due to decreases of $22 million in Other operating expenses, $9 million in Salaries and related expenses, $5 million in Occupancy and other office expenses and $4 million in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$23,231	$25,181	$(1,950)	(8)%
Fee-based closings	8,005	6,495	1,510	23%

Total closings	$31,236	$31,676	$(440)	(1)%

Purchase closings	$20,267	$22,465	$(2,198)	(10)%
Refinance closings	10,969	9,211	1,758	19%

Total closings	$31,236	$31,676	$(440)	(1)%

Fixed rate	$19,915	$17,536	$2,379	14%
Adjustable rate	11,321	14,140	(2,819)	(20)%

Total closings	$31,236	$31,676	$(440)	(1)%

Number of loans closed (units)	145,359	158,578	(13,219)	(8)%

Average loan amount	$214,891	$199,752	$15,139	8%

Loans sold	$23,998	$24,858	$(860)	(3)%

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Mortgage fees	$101	$98	$3	3%

Gain on sale of mortgage loans, net	76	168	(92)	(55)%

Mortgage interest income	140	137	3	2%
Mortgage interest expense	(153)	(135)	(18)	(13)%

Mortgage net finance (expense) income	(13)	2	(15)	n/m (1)

Other income	3	—	3	n/m (1)

Net revenues	167	268	(101)	(38)%

Salaries and related expenses	150	159	(9)	(6)%
Occupancy and other office expenses	34	39	(5)	(13)%
Other depreciation and amortization	12	16	(4)	(25)%
Other operating expenses	127	149	(22)	(15)%

Total expenses	323	363	(40)	(11)%

Loss before income taxes	(156)	(95)	(61)	(64)%
Minority interest in income of consolidated entities, net of income taxes	4	1	3	300%

Segment loss	$(160)	$(96)	$(64)	(67)%

(1)	n/m—Not meaningful.

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

Fee income on loans closed to be sold is deferred until the loans are sold and is recognized in Gain on sale of mortgage loans, net in accordance with SFAS No. 91. Fee income on fee-based closings is recorded in Mortgage fees and is recognized at the time of closing.

Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Fees generated by our appraisal services business are recorded when the services are performed, regardless of whether the loan closes and are associated with both loans closed to be sold and fee-based closings.

Although total closings decreased during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, Mortgage fees increased by $3 million (3%) as the effect of an 8% decrease in loans closed to be sold (fee income is deferred until the loans are sold in accordance with SFAS No. 91) was more than offset by a 23% increase in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The $440 million decrease in total closings from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was attributable to a $2.2 billion (10%) decrease in purchase closings that was partially offset by a $1.8 billion (19%) increase in refinance closings. The decline in purchase closings was due to the decline in overall housing purchases during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. (See “Item 1A. Risk

Factors—Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.” in this Form 10-Q for more information.)

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

■	(Loss) gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 7, “Derivatives and Risk Management Activities” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

■	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

■	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

(Loss) gain on loans sold	$(135)	$27	$(162)	n/m (1)
Initial value of capitalized servicing	348	325	23	7%
Recognition of deferred fees and costs, net	(137)	(184)	47	26%

Gain on sale of mortgage loans, net	$76	$168	$(92)	(55)%

(1)	n/m—Not meaningful.

Gain on sale of mortgage loans, net decreased by $92 million (55%) from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 due to a $162 million unfavorable change in (loss) gain on loans sold that was partially offset by a $47 million decrease in the recognition of deferred fees and costs and a $23 million increase in the initial value of capitalized servicing. The decrease in Gain on sale of mortgage loans, net during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily the result of adverse secondary mortgage market conditions.

The $162 million unfavorable change in (loss) gain on loans sold during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was the result of a $65 million decline in the market value of certain loans held for sale that are expected to be sold at a discount due to either origination flaws or performance issues, a $41 million decline in margins on non-conforming and Alt-A loans, a $28 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans and a $28 million decline in margins on other loans sold. The lower margins recognized during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 were primarily attributable to competitive pricing pressures. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $28 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to an increase in losses recognized from $2 million during the nine months ended September 30, 2006 to $30 million during the nine months ended September 30, 2007.

The $47 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $23 million increase in the initial value of capitalized servicing was caused by an increase of 14 bps in the initial capitalized servicing rate during the nine months ended September 30, 2007 compared to the nine months ended

September 30, 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance (expense) income allocable to the Mortgage Production segment changed unfavorably by $15 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to an $18 million (13%) increase in Mortgage interest expense that was partially offset by a $3 million (2%) increase in Mortgage interest income. The $18 million increase in Mortgage interest expense was attributable to increases of $17 million due to a higher cost of funds from our outstanding borrowings and $1 million due to higher average borrowings. A significant portion of our loan originations are funded with variable-rate short-term debt. The average one-month LIBOR, which is used as a benchmark for short-term rates, increased by 34 bps during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The $3 million increase in Mortgage interest income was primarily due to higher note rates associated with loans held for sale and a higher average volume of loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $9 million (6%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as employee attrition, a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives caused a $37 million decline that was partially offset by a $28 million decrease in deferred expenses under SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during the nine months ended September 30, 2007 was primarily due to a lower volume of loans closed to be sold and the impact of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $22 million (15%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to an $8 million decrease in allocations for corporate overhead and the impact of cost-reduction initiatives. Allocations for corporate overhead during the nine months ended September 30, 2006 included a $6 million loss on the extinguishment of debt.

Mortgage Servicing Segment

Net revenues increased by $57 million (70%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As discussed in greater detail below, the increase in Net revenues was due to a $44 million favorable change in Valuation adjustments related to mortgage servicing rights, a $10 million increase in Mortgage net finance income, a $2 million increase in Other income and a $1 million increase in Loan servicing income.

Segment profit increased by $56 million (400%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the $57 million increase in Net revenues that was slightly offset by a $1 million (1%) increase in Total expenses. The $1 million increase in Total expenses was due to a $4 million increase in Other operating expenses that was partially offset by decreases of $2 million in Salaries and related expenses and $1 million in Occupancy and other office expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Average loan servicing portfolio	$163,508	$158,951	$4,557	3%

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Mortgage interest income	$141	$132	$9	7%
Mortgage interest expense	(64)	(65)	1	2%

Mortgage net finance income	77	67	10	15%

Loan servicing income	384	383	1	—

Change in fair value of mortgage servicing rights	(232)	(237)	5	2%
Net derivative loss related to mortgage servicing rights	(93)	(132)	39	30%

Valuation adjustments related to mortgage servicing rights	(325)	(369)	44	12%

Net loan servicing income	59	14	45	321%

Other income	2	—	2	n/m (1)

Net revenues	138	81	57	70%

Salaries and related expenses	22	24	(2)	(8)%
Occupancy and other office expenses	7	8	(1)	(13)%
Other depreciation and amortization	1	1	—	—
Other operating expenses	38	34	4	12%

Total expenses	68	67	1	1%

Segment profit	$70	$14	$56	400%

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $10 million (15%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to higher interest income from escrow balances. This increase was primarily due to higher short-term interest rates during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 since the escrow balances earn income based upon one-month LIBOR.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from our wholly owned reinsurance subsidiary, Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Net service fee revenue	$376	$362	$14	4%
Late fees and other ancillary servicing revenue	24	33	(9)	(27)%
Curtailment interest paid to investors	(33)	(34)	1	3%
Net reinsurance income	17	22	(5)	(23)%

Loan servicing income	$384	$383	$1	—

Loan servicing income increased by $1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2006 due to increases in net service fee revenue and curtailment interest paid to investors that were almost completely offset by decreases in late fees and other ancillary servicing revenue and net reinsurance income. The increase in net service fee revenue was primarily related to a 3% increase in the average loan servicing portfolio during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The $9 million decrease in late fees and other ancillary servicing revenue was related to the recognition of a $9 million realized loss, including direct expenses, on the sale of $155 million of MSRs during the nine months ended September 30, 2007. The $5 million decrease in net reinsurance income during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to an increase in the liability for reinsurance losses.

We periodically evaluate our risk exposure related to MSRs and our credit ratings risk profile to determine the appropriate amount of MSRs to retain. As of September 30, 2007, we had $2.0 billion of MSRs associated with $144.3 billion of the unpaid principal balance of the underlying mortgage loans. As a result of our analysis, during the third quarter of 2007, we sold approximately $155 million of MSRs associated with $9.6 billion of the unpaid principal balance of the underlying mortgage loans. In addition, in the fourth quarter of 2007, we intend to sell additional MSRs associated with approximately $21 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment in 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $253 million and $291 million during the nine months ended September 30, 2007 and 2006, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was a favorable change of $21 million and $54 million during the nine months ended September 30, 2007 and 2006, respectively. The favorable change during the nine months ended September 30, 2007 was primarily due to the impact of an increase in the spread between mortgage coupon rates and the underlying risk-free interest rate and a steeper yield curve during the nine months ended September 30, 2007. The favorable change during the nine months ended September 30, 2006 was primarily attributable to an increase in mortgage interest rates leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates decreased by 13 bps during the nine months ended September 30, 2007 compared to an increase of 24 bps during the nine months ended September 30, 2006.

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

The value of derivatives related to our MSRs decreased by $93 million and $132 million during the nine months ended September 30, 2007 and 2006, respectively. As described below, our net results from MSRs risk management activities were losses of $72 million and $78 million during the nine months ended September 30, 2007 and 2006, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2007.

The following table outlines Net loss on MSRs risk management activities:

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)

Net derivative loss related to mortgage servicing rights	$(93)	$(132)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	21	54

Net loss on MSRs risk management activities	$(72)	$(78)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses decreased by $2 million (8%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned and allocations for overhead. Other operating expenses increased by $4 million (12%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was attributable to a $5 million increase in foreclosure losses and reserves associated with loans sold with recourse.

Fleet Management Services Segment

Net revenues increased by $61 million (5%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $47 million in Fleet lease income, $9 million in Other income and $5 million in Fleet management fees.

Segment profit increased by $6 million (8%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as the $61 million increase in Net revenues was partially offset by a $55 million (4%) increase in Total expenses. The $55 million increase in Total expenses was primarily due to increases of $26 million in Depreciation on operating leases, $16 million in Fleet interest expense, $8 million in Other operating expenses and $5 million in Salaries and related expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the Nine Months Ended September 30,
	2007	2006	Change	% Change
	(In thousands of units)

Leased vehicles	342	334	8	2%
Maintenance service cards	332	340	(8)	(2)%
Fuel cards	334	325	9	3%
Accident management vehicles	337	330	7	2%

	Nine Months
	Ended September 30,
	2007	2006	Change	% Change
		(In millions)

Fleet management fees	$122	$117	$5	4%
Fleet lease income	1,190	1,143	47	4%
Other income	74	65	9	14%

Net revenues	1,386	1,325	61	5%

Salaries and related expenses	69	64	5	8%
Occupancy and other office expenses	14	13	1	8%
Depreciation on operating leases	944	918	26	3%
Fleet interest expense	160	144	16	11%
Other depreciation and amortization	9	10	(1)	(10)%
Other operating expenses	109	101	8	8%

Total expenses	1,305	1,250	55	4%

Segment profit	$81	$75	$6	8%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $5 million (4%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, due to a $3 million increase in revenue from our principal fee-based products and a $2 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $47 million (4%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to higher total lease billings resulting from higher interest rates on variable-interest rate leases and new leases and a 2% increase in leased vehicles.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $9 million (14%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to increased interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $5 million (8%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to increases in base compensation and staffing levels.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the nine months ended September 30, 2007 increased by $26 million (3%) compared to the nine months ended September 30, 2006, primarily due to the 2% increase in leased units.

Fleet Interest Expense

Fleet interest expense increased by $16 million (11%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to rising short-term interest rates and increased borrowings associated with the 2% increase in leased vehicles.

Other Operating Expenses

Other operating expenses increased by $8 million (8%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to an increase in cost of goods sold as a result of an increase in lease syndication volume.

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

In order to ensure adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured contractually committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2007 to be between $20 million and $28 million.

Cash Flows

At September 30, 2007, we had $118 million of Cash and cash equivalents, a decrease of $5 million from $123 million at December 31, 2006. The following table summarizes the changes in Cash and cash equivalents during the nine months ended September 30, 2007 and 2006:

	Nine Months
	Ended September 30,
	2007	2006	Change
	(In millions)

Cash provided by (used in):
Operating activities	$2,038	$843	$1,195
Investing activities	(1,154)	(1,342)	188
Financing activities	(890)	485	(1,375)
Effect of changes in exchange rates on Cash and cash equivalents	1	1	—

Net decrease in Cash and cash equivalents	$(5)	$(13)	$8

Operating Activities

During the nine months ended September 30, 2007, we generated $1.2 billion more cash from operating activities than the nine months ended September 30, 2006 primarily due to a $1.0 billion net cash inflow related to the origination and sale of mortgage loans that occurred during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, net cash outflows related to the origination and sale of mortgage loans were $108 million. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the nine months ended September 30, 2007, we used $188 million less cash in investing activities than during the nine months ended September 30, 2006. The decrease in cash used in investing activities was primarily attributable to a $175 million decrease in cash used by our Fleet Management Services segment to acquire vehicles, a $50 million decrease in net settlement payments for derivatives related to mortgage servicing rights and a $27 million lower increase in Restricted cash that were partially offset by a $61 million decrease in proceeds from the sale of investment vehicles and a $25 million increase in cash paid for the purchase of MSRs.

Financing Activities

During the nine months ended September 30, 2007, we used $1.4 billion more cash in financing activities than during the nine months ended September 30, 2006 primarily due to a $913 million net decrease in short-term borrowings that occurred during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, net short-term borrowings increased by $403 million. The change in net short-term borrowings was primarily due to a decrease in loans closed to be sold during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. A $72 million increase in principal payments on borrowings that was partially offset by a $6 million increase in proceeds from borrowings also contributed to the increase in cash used in financing activities during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Principal payments on borrowings and proceeds from borrowings increased by $3.5 billion and $3.1 billion, respectively, due to changes in the utilization levels of asset-backed debt arrangements used by the Mortgage Venture during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. During 2007, the Mortgage Venture increased its utilization of a facility that requires the Mortgage Venture to borrow and repay balances upon the origination and sale of each underlying loan funded by the facility and decreased its utilization of a line of credit agreement that is drawn upon and repaid solely when there are changes in the Mortgage Venture’s overall financing needs. For more information about the Mortgage Venture’s asset-backed debt arrangements, see “—Indebtedness—Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt.” During the nine months ended September 30, 2006, we incurred $3.2 billion of debt to redeem the outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance Holdings LLC and Terrapin Funding LLC.

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

The Agency MBS, whole-loan and non-conforming markets for prime mortgage loans provide substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets.

See “—Mortgage Industry Trends” and “Item 1A. Risk Factors—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, liquidity or results of operations.” and “—Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.” included in this Form 10-Q for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2007	2006
	(In millions)

Restricted cash	$627	$559
Mortgage loans held for sale, net	1,836	2,936
Net investment in fleet leases	4,168	4,147
Mortgage servicing rights	1,969	1,971
Investment securities	16	35

Assets under management programs	$8,616	$9,648

The following tables summarize the components of our indebtedness as of September 30, 2007 and December 31, 2006:

	September 30, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$624	$1,024
Variable funding notes	3,617	569	—	4,186
Subordinated debt	—	50	—	50
Commercial paper	—	12	47	59
Borrowings under credit facilities	—	191	1,260	1,451
Other	16	—	8	24

	$3,633	$1,222	$1,939	$6,794

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”) to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of September 30, 2007 and December 31, 2006, variable funding notes outstanding under this arrangement aggregated $3.6 billion and $3.5 billion, respectively. The debt issued as of September 30, 2007 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with capacity of $2.9 billion, and the Series 2006-2 notes, with capacity of $1.0 billion, are scheduled to expire on March 4, 2008 and November 30, 2007, respectively (the “Scheduled Expiry Dates”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. We expect to renew the Series 2006-2 notes prior to their scheduled expiry on November 30, 2007. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 6.3% and 5.7% as of September 30, 2007 and December 31, 2006, respectively.

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

As of September 30, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $283 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) is a consolidated bankruptcy remote special purpose entity that is utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate are limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As of both September 30, 2007 and December 31, 2006, the Bishop’s Gate term notes (the “Bishop’s Gate Notes”) issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate aggregated $400 million. The Bishop’s Gate Notes are variable-rate instruments and are scheduled to mature in November 2008. The weighted-average interest rate on the Bishop’s Gate Notes as of September 30, 2007 and December 31, 2006 was 6.0% and 5.7%, respectively. As of both September 30, 2007 and December 31, 2006, the Bishop’s Gate subordinated certificates (the “Bishop’s Gate Certificates”) aggregated $50 million. The Bishop’s Gate Certificates are primarily fixed-rate instruments and are scheduled to mature in May 2008. The weighted-average interest rate on the Bishop’s Gate Certificates as of September 30, 2007 and December 31, 2006 was 5.7% and 5.6%, respectively. As of September 30, 2007 and December 31, 2006, commercial paper issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $12 million and $688 million, respectively. The Bishop’s Gate commercial paper are fixed-rate instruments and mature within 90 days of issuance. The weighted-average interest rate on the Bishop’s Gate commercial paper as of September 30, 2007 and December 31, 2006 was 6.2% and 5.4%, respectively. In addition, as of September 30, 2007, borrowings under a variable-rate committed credit facility governed by the Bishop’s Gate Liquidity Agreement were $150 million. There were no borrowings under the Bishop’s Gate credit facility as of December 31, 2006. The Bishop’s Gate credit facility bore interest at 5.9% as of September 30, 2007. The Bishop’s Gate Liquidity Agreement is scheduled to expire on November 30, 2007. As of September 30, 2007, the debt issued by Bishop’s Gate was collateralized by approximately $696 million of underlying mortgage loans and related assets, primarily recorded in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. Due to recent events in the mortgage industry which have reduced investor demand for securities issued by single-seller mortgage warehouse facilities, we do not intend to renew the Bishop’s Gate Liquidity Agreement. Consequently, we intend to transition borrowings under Bishop’s Gate facilities to alternative mortgage warehouse arrangements, including the mortgage repurchase facilities described below.

As of November 5, 2007, the Bishop’s Gate Notes were rated AAA/Aaa/AAA, the Bishop’s Gate Certificates were rated BBB/Baa2/BBB and Bishop’s Gate’s commercial paper was rated A-1/P-1/F-1 by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings, respectively. These ratings are largely dependent upon the performance of the underlying mortgage assets, the maintenance of sufficient levels of subordinated debt and the timely sale of mortgage loans into the secondary market. The assets of Bishop’s Gate are not available to pay our general obligations. The availability of this asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt; (iii) our inability to access the secondary market for mortgage loans or (iv) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations, (b) we declare bankruptcy or become insolvent or (c) our senior unsecured credit ratings fall below BB+ or Ba1 by Standard and Poor’s and Moody’s Investors Service, respectively.

We also maintain a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is used to finance mortgage loans originated by PHH Mortgage, our wholly owned subsidiary. The Mortgage Repurchase

Facility is funded by a multi-seller conduit, and we generally use it to supplement the capacity of Bishop’s Gate and unsecured borrowings used to fund our mortgage warehouse needs. As of September 30, 2007, the capacity of the Mortgage Repurchase Facility was $750 million. As of September 30, 2007, borrowings under the Mortgage Repurchase Facility were $431 million and were collateralized by underlying mortgage loans and related assets of $507 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of both September 30, 2007 and December 31, 2006, borrowings under this variable-rate facility bore interest at 5.4%. As of September 30, 2007, the Mortgage Repurchase Facility was scheduled to expire on October 29, 2007. On October 29, 2007, we amended the Mortgage Repurchase Facility by executing the Sixth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Amended and Restated Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements decreased the capacity of the Mortgage Repurchase Facility from $750 million to $550 million through November 29, 2007 and to $275 million thereafter, modified the eligibility of the underlying mortgage loan collateral and modified certain other covenants and terms. The Mortgage Repurchase Facility as amended by the Amended Repurchase Agreements expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

On November 1, 2007, we entered into a $1 billion committed mortgage repurchase facility by executing the Master Repurchase Agreement (the “Supplemental Repurchase Agreement”) and Guaranty (together with the Supplemental Repurchase Agreement, the “Greenwich Repurchase Facility”). The Greenwich Repurchase Facility expires on October 30, 2008. The assets collateralizing the Greenwich Repurchase Facility are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of September 30, 2007, borrowings under the Mortgage Venture Repurchase Facility were $138 million and were collateralized by underlying mortgage loans and related assets of $165 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.5% and 5.4% as of September 30, 2007 and December 31, 2006, respectively. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. The capacity of this line of credit was $200 million as of September 30, 2007. As of September 30, 2007, borrowings under this secured line of credit were $38 million and were collateralized by underlying mortgage loans and related assets of $93 million, primarily included in Mortgage loans held for sale, net in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 6.0% and 6.2% as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, this line of credit agreement was scheduled to expire on October 5, 2007. On October 5, 2007, this secured line of credit agreement was amended to extend its expiration date to November 1, 2007 and reduce the total commitment from $200 million to $150 million. On November 1, 2007, the Mortgage Venture’s secured line of credit agreement was further amended to extend its expiration date to October 3, 2008.

As of September 30, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and we had approximately $1.5 billion of unused capacity available.

Unsecured Debt

The public debt markets are a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of September 30, 2007, we had a total of approximately $671 million in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of November 5, 2007 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

On January 22, 2007, Standard & Poor’s removed our debt ratings from CreditWatch Negative and downgraded its ratings on our senior unsecured long-term debt from BBB to BBB- and our short-term debt from A-2 to A-3. On March 15, 2007, following the announcement of the Merger, our unsecured debt ratings were placed under review for upgrade by Moody’s Investors Service, on CreditWatch with positive implications by Standard & Poor’s and on Rating Watch Positive by Fitch Ratings. On September 17, 2007, following the announcement that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale, our unsecured debt ratings were placed under review with direction uncertain by Moody’s Investors Service. On September 20, 2007, our unsecured debt ratings were placed under Rating Watch Evolving by Fitch Ratings, and on October 18, 2007, our unsecured debt ratings were placed on CreditWatch with developing implications by Standard & Poor’s. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

Term Notes

The outstanding carrying value of term notes as of September 30, 2007 and December 31, 2006 consisted of $624 million and $646 million, respectively, of medium-term notes (“MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of September 30, 2007, the outstanding MTNs were scheduled to mature between October 2007 and April 2018. The effective rate of interest for the MTNs outstanding as of September 30, 2007 and December 31, 2006 was 6.9% and 6.8%, respectively.

Commercial Paper

Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. We had unsecured commercial paper obligations of $47 million and $411 million as of September 30, 2007 and December 31, 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2007 and December 31, 2006 was 6.6% and 5.7%, respectively.

Credit Facilities

We are party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $645 million and $404 million as of September 30, 2007 and December 31, 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

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

We also maintain an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of both September 30, 2007 and December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required us to pay per annum utilization fees if our usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under our Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bear interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 105 bps and 20 bps, respectively. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR and the per annum facility fee under the Supplemental Credit Facility would become 127.5 bps and 22.5 bps, respectively. We intend to retire this facility at its scheduled expiration date and fund the repayment from cash flow and capacity under the Amended Credit Facility.

We are party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of both September 30, 2007 and December 31, 2006. Pricing under the Tender Support Facility is based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of

December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during 2006, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on our outstanding borrowings based on certain of our senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As of September 30, 2007, borrowings under the Tender Support Facility continued to bear interest at LIBOR plus a margin of 100 bps. In the event that either the Moody’s Investors Service or the Standard & Poor’s rating is downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 125 bps. In the event that both of the Moody’s Investors Service and Standard & Poor’s ratings are downgraded in the future, the margin over LIBOR under the Tender Support Facility would become 150 bps. We intend to retire this facility at its scheduled expiration date and fund the repayment from cash flow and capacity under the Amended Credit Facility.

On November 2, 2007, we entered into amendments (the “Credit Facility Amendments”) to the Amended Credit Facility, Supplemental Credit Facility and Tender Support Facility (together, the “Credit Facilities”). The Credit Facilities each contained covenants limiting certain forms of indebtedness which our material subsidiaries may incur, including a $1.15 billion cap on indebtedness in the form of mortgage repurchase facilities. The Credit Facility Amendments removed this cap on our ability to incur mortgage repurchase indebtedness.

We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

As discussed in “—Overview,” the Merger Agreement contains certain restrictions on our ability to incur new indebtedness without the prior written consent of GE.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at September 30, 2007 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,511	$870	$2,381
Between one and two years	1,468	—	1,468
Between two and three years	838	5	843
Between three and four years	562	645	1,207
Between four and five years	302	—	302
Thereafter	174	419	593

	$4,855	$1,939	$6,794

As of September 30, 2007, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity (1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements:
Vehicle management	$3,916	$3,633	$283
Mortgage warehouse	2,768	1,222	1,546
Unsecured Committed Credit Facilities(2)	1,916	1,314	602

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $47 million which fully supports the outstanding unsecured commercial paper issued by us as of September 30, 2007. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities with the exception of the Tender Support Facility. The sole purpose of the Tender Support Facility is the funding of the retirement of MTNs. In addition, utilized capacity reflects $7 million of letters of credit issued under the Amended Credit Facility.

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

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Supplemental Credit Facility, the Tender Support Facility, the Greenwich Repurchase Facility, the Mortgage Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At September 30, 2007, we were in compliance with all of our financial covenants related to our debt arrangements.

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

Critical Accounting Policies

There have not been any significant changes to the critical accounting policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2006 Form 10-K, except as discussed below.

Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. We must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. We are required to record a liability for unrecognized income tax benefits for the amount of the benefit included in our previously filed income tax returns and in our financial results expected to be included in income tax returns to be filed for periods through the date of our Condensed Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. Prior to the adoption of FIN 48, we recorded liabilities for income tax contingencies when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated.

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

To the extent we prevail in matters for which income tax contingency liabilities have been established or are required to pay amounts in excess of our income tax contingency liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable income tax settlement would require the use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our income tax contingency liabilities. An income tax settlement for an amount lower than our income tax contingency liabilities would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective income tax rate.

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

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

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

While the majority of the mortgage loans serviced by us were sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $3.0 billion as of September 30, 2007. In addition, the outstanding balance of loans sold with recourse by us was $531 million as of September 30, 2007.

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

As of September 30, 2007, we had a liability of $31 million, recorded in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans in our loan servicing portfolio. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. As of September 30, 2007, we provided such mortgage reinsurance for approximately $9.7 billion of mortgage loans in our servicing portfolio. As stated above, our contracts with the primary mortgage insurers limit our maximum potential exposure to reinsurance losses, which was $699 million as of September 30, 2007. We are required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. As of September 30, 2007, a liability of $22 million was recorded in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

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

As of September 30, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used September 30, 2007 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2007 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale, net	$28	$19	$11	$(14)	$(30)	$(67)
Interest rate lock commitments	19	16	10	(15)	(33)	(81)
Forward loan sale commitments	(54)	(37)	(21)	26	55	120

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(7)	(2)	—	(3)	(8)	(28)

Mortgage servicing rights	(516)	(240)	(113)	97	177	294
Mortgage servicing rights derivatives	374	177	85	(76)	(139)	(232)

Total Mortgage servicing rights and related derivatives	(142)	(63)	(28)	21	38	62

Mortgage-backed securities	(1)	—	—	—	—	1

Total mortgage assets	(150)	(65)	(28)	18	30	35
Total vehicle assets	20	10	5	(5)	(10)	(19)
Total liabilities	(4)	(2)	(1)	1	2	3

Total, net	$(134)	$(57)	$(24)	$14	$22	$19

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2006 Form 10-K filed with the SEC on May 24, 2007. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2006 Form 10-K, management concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

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

Because of the material weaknesses identified above, we performed additional procedures, where necessary, so that our Condensed Consolidated Financial Statements for the period covered by this Form 10-Q are presented in accordance with GAAP. These procedures included, among other things, validating data to independent source documentation; reviewing contracts to determine proper financial reporting and performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

We are in the process of remediating many of the aforementioned control deficiencies and testing the effectiveness thereof. Pending the completion of remediation and the outcome of the effectiveness testing, we anticipate that our disclosure controls and procedures may be determined to be effective as of December 31, 2007.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the announcement of the Merger in March 2007, two purported class actions were filed against us and each member of our Board of Directors in the Circuit Court for Baltimore County, Maryland (the “Court”). The first of these actions also named GE and Blackstone as defendants. The plaintiffs sought to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) holding our Common stock. In support of their request for injunctive and other relief, the plaintiffs alleged, among other matters, that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On or about April 10, 2007, the claims against Blackstone were dismissed without prejudice. On May 11, 2007, the Court consolidated the two cases into one action. On July 27, 2007, the plaintiffs filed a consolidated amended complaint. This pleading did not name GE or Blackstone as defendants. It essentially repeated the allegations previously made against the members of our Board of Directors and added allegations that the disclosures made in the preliminary proxy statement filed with the SEC on June 18, 2007 omitted certain material facts. On August 7, 2007, the Court dismissed the consolidated amended complaint on the ground that the plaintiffs were seeking to assert their claims directly, whereas, as a matter of Maryland law, claims that directors have breached their fiduciary duties can only be asserted by a stockholder derivatively. The plaintiffs have the right to appeal this decision.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters at this time. We cannot make an estimate of the possible loss or range of loss at this time. We intend to respond appropriately in defending against the alleged claims in each of these matters. The ultimate resolution of these matters could have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.	Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2006 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2006 Form 10-K.

As a result of the delays in the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and certain of our other periodic reports for 2006 and 2005, we will be ineligible from registering our securities with the SEC for offer and sale using certain registration statement forms, which may materially and adversely affect our ability to raise debt or equity financing.

We were delayed in the filing of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007 and our Annual Reports on Form 10-K for the years ended December 31, 2006 and 2005. As a result, although we became current in our filing status with the SEC on June 28, 2007, we will be ineligible from registering our securities with the SEC for offer and sale using certain registration statement forms, including Form S-3, for twelve months after the date on which we became current, assuming weremain current in our filing status with the SEC. This could materially and adversely affect our ability to raise debt or equity financing in the public markets.

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

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. In conjunction with the Merger, GE entered into the Mortgage Sale Agreement to sell our mortgage operations to Pearl Acquisition, an affiliate of Blackstone. The Merger and the Merger Agreement were approved by our stockholders at a special meeting of stockholders held on September 26, 2007. The closing of the Merger, however, remains subject to certain approvals, as well as Pearl Acquisition being ready, willing and able (including with respect to obtaining the necessary financing) to consummate the Mortgage Sale and various other closing conditions. There is no assurance when or whether the remaining conditions to the completion of the Merger will be satisfied. In connection with the Merger, we may be impacted by the following risks:

■	the current market price of our Common stock may reflect a market assumption that the Merger will occur, and any difficulties that we, GE or Pearl Acquisition experience in satisfying the conditions to the closing of the Merger or a failure to complete the Merger could result in a decline in the market price of our Common stock;

■	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

■	the outcome of any legal proceedings that have been or may be instituted against us, members of our Board of Directors and others relating to the Merger including any settlement of such legal proceedings that may be subject to court approval;

■	the inability to complete the Merger due to the failure to satisfy the conditions to the consummation of the Merger;

■	the failure of Pearl Acquisition to obtain the necessary financing to consummate the Mortgage Sale;

■	the failure of the Merger to close for any other reason;

■	our remedies against GE and its affiliates with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

■	the proposed transactions disrupt current business plans and operations and the potential difficulties in attracting and retaining employees as a result of the Merger;

■	the effect of the proposed Merger and the Mortgage Sale and the lack of certainty regarding when or whether these transactions will close on our business relationships, operating results and business generally and

■	the costs, fees and expenses we have incurred and may incur related to the Merger and the Mortgage Sale.

On September 14, 2007, we received a copy of a letter sent that day to GE by Pearl Acquisition stating that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale. Pearl Acquisition stated in the letter that it believed these revised interpretations could result in a shortfall of up to $750 million in available debt financing as compared to the amount of financing viewed as being committed at the signing of the Merger Agreement. Pearl Acquisition stated in the letter that it believes that the revised interpretations were inconsistent with the terms of the debt commitment letter and intends to continue its efforts to obtain the debt financing contemplated by the debt commitment letter as well as to explore the availability of alternative debt financing. Pearl Acquisition further stated in the letter that it was not optimistic at that time that its efforts will be successful. There can be no assurance that these efforts to obtain the debt financing to consummate the Mortgage Sale by Pearl Acquisition will be successful.

We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, liquidity or results of operations.

We rely on selling or securitizing our mortgage loan production to generate cash for the repayment of our financing facilities, production of new mortgage loans and general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. If it is not possible or economical for us to complete the sale or securitization of a substantial portion of our mortgage loans, our growth may be limited by available capacity under our credit facilities, and therefore, we may be unable to fund future loan commitments, which could have a material adverse effect on our profitability.

The securitization market depends upon a number of factors, including general economic conditions, conditions in the securities markets generally and conditions in the asset-backed securities market specifically. Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the third quarter of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues, negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of the underlying loans as well as the execution of related secondary market loan sales. The majority of such non-conforming loans that we originated through the third quarter of 2007 were either sold in the third quarter of 2007 or are committed to be sold or securitized in the fourth quarter of 2007. The valuation of Mortgage loans held for sale, net as of September 30, 2007 reflected this discounted pricing, with the most significant pricing discounts related to loans with origination flaws or performance issues and second lien loans. The lack of investor demand for these mortgage loan products has also adversely affected banks’ willingness to lend money secured by such mortgages, which may reduce the funds available to us for the origination of mortgage loan products or increase our cost of funds. Although we have been able to continually access the secondary mortgage market through the filing date of this Form 10-Q, further disruptions in the secondary mortgage market may reduce our ability to generate sufficient liquidity from loan sales in the future to continue our operations and manage our exposure to interest rate risk. Any of the foregoing could have a material adverse effect on our business, financial position, liquidity or results of operations.

Recent developments in the mortgage and real estate markets may have a material adverse effect on our business, financial position, liquidity or results of operations.

The deterioration in the secondary mortgage market discussed above has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. We expect that this shift in production efforts to more traditional prime loan products by these originators will result in increased competition in the mortgage industry, which could have a negative impact on profit margins for our Mortgage Production segment in the fourth quarter of 2007 and into 2008. While we have adjusted pricing and margin expectations for new mortgage loan originations to reflect the current secondary mortgage market conditions, market developments negatively impacted (Loss) gain on sale of mortgage loans, net in the third quarter of 2007, and may continue to have a negative impact during the fourth quarter of 2007 and into 2008.

As a result of these changes, many non-conforming loan products have become more costly for potential borrowers or, in some cases, unavailable. This has in turn limited the ability of some borrowers to refinance out of existing mortgages, leading to further delinquency, default and foreclosure. These factors, among others, have weakened the housing market by making borrowing more expensive and restrictive while the number of units for sale has grown, resulting in a supply-demand imbalance. Based on home sale trends during the first nine months of 2007, we expect that home sale volumes and our purchase originations will decrease during the remainder of 2007 and into 2008.

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during the fourth quarter of 2007 and into 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. This could negatively affect our revenues and margins on new originations, and our access to the secondary mortgage market may be reduced, restricted or less profitable than in the current industry environment. Any of the foregoing could have a material adverse effect on our business, financial position, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on September 26, 2007 (the “Special Meeting”) to consider and approve the Merger of Jade Merger Sub, Inc., a wholly owned subsidiary of GE, with and into PHH Corporation pursuant to the Merger Agreement. At the Special Meeting, the Merger and the Merger Agreement were approved by our stockholders as follows: 40,322,503 shares cast for; 6,619,194 shares cast against and 7,450 shares abstained.

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

Date: November 9, 2007

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: November 9, 2007

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

2	.2*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.	Description	Incorporation by Reference

4.3	Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4	Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.

10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, as Purchaser, Cendant Mortgage Corporation, as Seller and Servicer, and PHH Corporation as Guarantor.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed on May 24, 2007.

Exhibit
No.	Description	Incorporation by Reference

10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.

10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chesapeake Funding LLC for the year ended December 31, 2002 filed on March 10, 2003.

10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.8	Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.9	Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.5 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

10.10	Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.6 to the Amendment to the Registration Statement on Form S-3/A (No. 333-109007) of Chesapeake Funding LLC filed on November 5, 2003.

10.11	Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Cendant Corporation (now known as Avis Budget Group, Inc.) for the year ended December 31, 2003 filed on March 1, 2004.

10.12	Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 30, 2004.

Exhibit
No.		Description	Incorporation by Reference

10.13		Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.

10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, by and among PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.

10	.15‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10	.19‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services, LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 1, 2005.

10.21		Employment Agreement, dated as of January 31, 2005, by and among PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchaser, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.42‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.44†‡‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2005.

10	.45†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2005.

10	.46†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2005.

10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2006.

10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.52		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.

10	.54‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.

10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.	Description	Incorporation by Reference

10.57	Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

10.58	Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.

10.59	Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 21, 2006.

10.60	Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.

10.61	$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.

10.62	Amended and Restated Liquidity Agreement dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.

10.63	Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2006.

10.64	Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.65‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.70‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.72‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.

10.73		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.75		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

10.76		Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.

10.77		Supplemental Indenture No. 2, dated as of December 26, 2006, between Bishop’s Gate Residential Mortgage Trust, the Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on March 30, 2007.

10.78		First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.

10.79		First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.80		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.81		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10.82		Consent and Amendment, dated as of March 14, 2007, between PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans, LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.

10	.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, between PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on March 30, 2007.

10	.84†‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.85†	Form of PHH Corporation Retention Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 13, 2007.

Exhibit
No.		Description	Incorporation by Reference

10	.86†	Form of PHH Corporation Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 13, 2007.

10	.87†‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10	.88‡	Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.

10.89		Guaranty, dated as of November 1, 2007, by PHH Corporation in favor of Greenwich Capital Financial Products, Inc., party to the Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.

10.90		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.91		Second Amendment, dated as of November 2, 2007, to the $500 million 364-Day Revolving Credit Agreement, as amended, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.92		Second Amendment, dated as of November 2, 2007, to the $750 million Credit Agreement, as amended, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 2, 2007.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.