Form 10-K
period 2007-12-31
PHH CORP
filed 2008-02-29
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2007 was $1.669 billion.

As of February 15, 2008, there were 54,128,393 shares of PHH Common stock outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2007 are incorporated by reference in Part III of this Report.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”)); however, within this Form 10-K, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-K include, but are not limited to, the following: (i) our expectation that the cost of funding obtained through multi-seller conduits will be adversely impacted in 2008 compared to such costs prior to the disruption in the asset-backed securities market; (ii) the belief that we have developed an industry-leading technology infrastructure; (iii) the expectation that the unpaid principal balance of loans for which we sold the underlying mortgage servicing rights as of December 31, 2007 will be transferred to the purchaser’s systems during the second quarter of 2008; (iv) the expectation that our mortgage loan originations from our Mortgage Production segment in the year ended December 31, 2008 will be comprised of a similar portion of mortgage loan originations arising out of our arrangements with Realogy Corporation (“Realogy”) as during the year ended December 31, 2007; (v) the expectation that our agreements and arrangements with Cendant and Realogy will continue to be material to our business; (vi) the beliefs that the restrictions under our loan agreements will not materially limit our operations or our ability to make dividend payments on our Common stock; (vii) our belief that any existing legal claims or proceedings would not have a material adverse effect on our business, financial position, results of operations or cash flows; (viii) our expectations regarding lower origination volumes, home sale volumes and increasing competition in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (ix) our expectations regarding our mortgage originations from refinance activity and our purchase originations during 2008; (x) our expectation that our new mortgage outsourcing relationships as of the filing date of this Form 10-K will result in approximately $1.3 billion of incremental mortgage origination volume in 2008; (xi) our expectation regarding delinquency and foreclosure rates during 2008 and the expected impact on our foreclosure losses; (xii) our expected savings during 2008 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (xiii) our expectation that there will be little or no growth in the fleet management services market during 2008; (xiv) our belief that growth in our Fleet Management Services segment will be negatively impacted during 2008 by the terminated Merger (as defined in “Item 1. Business—Recent Developments”); (xv) our expectation that the costs of issuing asset-backed commercial paper will be higher in 2008 compared to such costs prior to the disruption in the asset-backed securities market; (xvi) our expectation that the sale of mortgage servicing rights during 2007 will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment in 2008; (xvii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (xviii) our expected capital expenditures for 2008; (xix) our expectation that the increase in the fee rates under certain of our vehicle management asset-backed debt arrangements during 2007 will increase Fleet interest expense without a corresponding increase in Fleet leasing revenue during the term of that arrangement; (xx) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (xxi) our expectation that the London Interbank Offered Rate (“LIBOR”) and commercial paper, long-term United States (“U.S.”)

Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xxii) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (xxiii) our expectation that the amount of unrecognized income tax benefits will change in the next twelve months; (xxiv) the anticipated amounts of amortization expense for amortizable intangible assets for the next five fiscal years and (xxv) our expected contribution to our defined benefit pension plan during 2008.

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

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between us, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million and we agreed to pay BCP V up to $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we are entitled to receive the work product that those consultants provided to BCP V and Pearl Acquisition. As of the filing date of this Form 10-K, we paid BCP V $4.5 million and received the work product.

The aggregate demand for mortgage loans in the U.S. is a primary driver of our Mortgage Production and Mortgage Servicing segments’ operating results. During the second half of 2007, developments in the market for many types of mortgage loans drove down the demand for these loans. In addition, there has also been a reduced demand for certain mortgage products and mortgage-backed securities (“MBS”) in the secondary market, which has reduced liquidity for these assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mortgage Production and Mortgage Servicing Segments” for more information regarding the mortgage industry.

Adverse conditions in the U.S. housing market, disruptions in the credit markets and corrections in certain asset-backed security market segments resulted in substantial valuation reductions during 2007, most significantly on mortgage backed securities. Market credit spreads have recently gone from historically tight to historically wide levels, and a further widening of credit spreads or worsening of credit market dislocations or sustained market downturns could have additional negative effects on the value of our mortgage loans held for sale (“MLHS”). The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to MBS. As a result of the deterioration in the asset-backed securities market, the costs associated with asset-backed commercial paper (“ABCP”) issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes, in particular, were negatively impacted beginning in the third quarter of 2007. See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Fleet Management Services Segment” and “— Indebtedness” for more information.

History

For periods presented in this Form 10-K prior to February 1, 2005, we were a wholly owned subsidiary of Cendant (renamed Avis Budget Group, Inc.) that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant (the “Spin-Off”). In connection with the Spin-Off, we entered into several contracts with Cendant and Cendant’s real estate services division to provide for the separation of our business from Cendant and the continuation of certain business arrangements with Cendant’s real estate services division, including a separation agreement, a tax sharing agreement, a transition services agreement, a strategic relationship agreement, a marketing agreement, trademark license agreements and the operating agreement for PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans” or the “Mortgage Venture”) (collectively, the “Spin-Off Agreements”). Cendant spun-off its real estate services division, Realogy, including its relocation subsidiary, Cartus Corporation (formerly known as Cendant Mobility Services Corporation) (together with its subsidiaries, “Cartus”) into an independent, publicly traded company (the “Realogy Spin-Off”) effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. (See “— Arrangements with Cendant” and “— Arrangements with Realogy” for more information.)

Prior to the Spin-Off, we underwent an internal reorganization whereby we distributed our former relocation business, Cartus, fuel card business, Wright Express LLC (together with its subsidiaries, “Wright Express”), and other subsidiaries that engaged in the relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title & Appraisal Review Services LLC (“STARS”), to us. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information).

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

Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. The results of operations of our mortgage reinsurance business are also included in the Mortgage Servicing segment.

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

Available Information

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, NJ 08054. Our telephone number is (856) 917-1744. Our corporate website is located at www.phh.com, and our filings pursuant to Section 13(a) of the Exchange Act are available free of charge on our website under the tabs “Investor Relations—SEC Reports” as soon as reasonably practicable after such filings are electronically filed with the Securities and Exchange Commission (the “SEC”). Our Corporate Governance Guidelines, our Code of Business Ethics and the charters of the committees of our Board of Directors are also available on our corporate website and printed copies are available upon request. The information contained on our corporate website is not part of this Form 10-K.

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

OUR BUSINESS

Mortgage Production and Mortgage Servicing Segments

Mortgage Production Segment

Our Mortgage Production segment focuses on providing mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage and PHH Home Loans, which conduct business throughout the U.S. Our Mortgage Production segment generated 9%, 14% and 21% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table sets forth the Net revenues, segment loss (as described in Note 23, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Production segment for each of the years ended and as of December 31, 2007, 2006 and 2005:

	Year Ended and As of December 31,
	2007	2006	2005
	(In millions)

Mortgage Production Net revenues	$205	$329	$524
Mortgage Production Segment loss	(225)	(152)	(17)
Mortgage Production Assets	1,840	3,226	2,640

The Mortgage Production segment principally generates revenue through fee-based mortgage loan origination services and sales of originated and purchased mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. For the year ended December 31, 2007, PHH Mortgage was the 8th largest retail originator of residential mortgages and the 13th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage loan origination services to financial institutions and the only mortgage company authorized to use the Century 21, Coldwell Banker and ERA brand names in marketing our mortgage loan products through the Mortgage Venture and other arrangements that we have with Realogy. See “— Arrangements with Realogy—Mortgage Venture Between Realogy and PHH,” “— Strategic Relationship Agreement” and “— Marketing Agreements.” For the year ended December 31, 2007, we originated mortgage loans for approximately 19% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 3% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.

We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and Third-Party Brokers, as defined below) and relocation (mortgage services for clients of Cartus).

▪	Financial Institutions Channel: We are a leading provider of private-label mortgage loan originations for financial institutions and other entities throughout the U.S. In this channel, we offer a complete outsourcing solution, from processing applications through funding for clients that wish to offer mortgage services to their customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation (“Merrill Lynch”), TD Banknorth, N.A. and Charles Schwab Bank. This channel generated approximately 55%, 49% and 50% of our mortgage loan originations for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately 20% of our mortgage loan originations for the year ended December 31, 2007 were from a single client, Merrill Lynch. (See “— Arrangements with Merrill Lynch” for more information.)

▪	Real Estate Brokers Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business (together with its subsidiaries, “NRT”), brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and brokers that are not affiliated with Realogy (“Third-Party Brokers”). Realogy has agreed that the residential and commercial real estate brokerage business owned and operated by NRT and the title and settlement services business owned and operated by Title Resource Group LLC (formerly known as Cendant Settlement Services Group) (together with its subsidiaries, “TRG”) will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.) (the “Realogy Venture Partner” and together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any Realogy Franchisee acting in such capacity, (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. (See “— Arrangements with Realogy—Strategic Relationship Agreement” for more information.) In general, our capture rate of mortgages where we are the exclusive recommended provider is much higher than in other situations. Realogy Franchisees, including Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. (See “— Arrangements with Realogy—Marketing Agreements” for more information.) Additionally, for Realogy Franchisees and Third-Party Brokers, we endeavor to enter into separate marketing service agreements (“MSAs”) or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive MSAs with 23% of Realogy Franchisees as of December 31, 2007. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerage services in the U.S. In this channel, we primarily operate on a private-label basis, incorporating the brand name associated with the real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. This channel generated approximately 40%, 46% and 45% of our mortgage loan originations from our Mortgage Production segment for the years ended December 31, 2007, 2006 and 2005, respectively, substantially all of which was originated from Realogy and the Realogy Franchisees. (See “— Arrangements with Realogy” for more information.)

▪	Relocation Channel: In this channel, we work with Cartus, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the U.S. The relocation channel generated approximately 5% of our mortgage loan originations for each of the years ended December 31, 2007, 2006 and 2005, substantially all of which were from Cartus. (See “— Arrangements with Realogy” for more information.)

Included in the Real Estate Brokers and Relocation Channels described above is the Mortgage Venture that we have with Realogy. The Mortgage Venture commenced operations in October 2005. At that time, we contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture. The provisions of a strategic relationship agreement dated as of January 31, 2005, between PHH Mortgage, PHH Home Loans, PHH Broker Partner Corporation (“PHH Broker Partner”), Realogy, Realogy Venture Partner and Cendant (the “Strategic Relationship Agreement”) govern the manner in which the Mortgage Venture is recommended by Realogy. See “— Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement.” The Mortgage Venture originates and sells mortgage loans primarily sourced through NRT and Cartus. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or unaffiliated third-party investors on a servicing-released basis. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates.

We own 50.1% of the Mortgage Venture through our wholly owned subsidiary, PHH Broker Partner, and Realogy owns the remaining 49.9% through its wholly owned subsidiary, Realogy Venture Partner. The Mortgage Venture is consolidated within our financial statements, and Realogy’s ownership interest is presented in our financial statements as a minority interest. Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (as amended, the “Mortgage Venture Operating Agreement”) if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries. The termination of our Mortgage Venture with Realogy or of our exclusivity arrangement for the Mortgage Venture under the Strategic Relationship Agreement could have a material adverse effect on our business, financial position, results of operations and cash flows. (See “— Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement” for more information.)

Our mortgage loan origination channels are supported by three distinct platforms:

▪	Teleservices: We operate a teleservices operation (also known as our Phone In, Move In® program) that provides centralized processing along with consistent customer service. We utilize Phone In, Move In for all three origination channels described above. We also maintain multiple internet sites that provide online mortgage application capabilities for our customers.

▪	Field Sales Professionals: Members of our field sales force are generally located in real estate brokerage offices or are affiliated with financial institution clients around the U.S., and are equipped to provide product information, quote interest rates and help customers prepare mortgage applications. Through our MyChoicetm program, certain of our mortgage advisors are assigned a dedicated territory for marketing efforts and customers are provided with the option of applying for mortgage loans over the telephone, in person or online through the internet.

▪	Closed Mortgage Loan Purchases: We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We also acquire mortgage loans from mortgage brokers that receive applications from and qualify the borrowers.

The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Loans closed to be sold	$29,207	$32,390	$36,219
Fee-based closings	10,338	8,872	11,966

Total closings	$39,545	$41,262	$48,185

Loans sold	$30,346	$31,598	$35,541

Total Mortgage Originations by Channel:
Financial institutions	55%	49%	50%
Real estate brokers	40%	46%	45%
Relocation	5%	5%	5%
Total Mortgage Originations by Platform:
Teleservices	54%	56%	57%
Field sales professionals	23%	23%	24%
Closed mortgage loan purchases	23%	21%	19%

Fee-based closings are comprised of mortgages originated for others (including brokered loans and loans originated through our financial institutions channel). Loans originated by us and purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005

Fixed rate	65%	57%	47%
Adjustable rate	35%	43%	53%

Purchase closings	65%	69%	67%
Refinance closings	35%	31%	33%

Conforming(1)	60%	56%	49%

Non-conforming:
Jumbo(2)	24%	23%	31%
Alt-A(3)	4%	8%	5%
Second lien	9%	10%	11%
Other	3%	3%	4%

Total Non-conforming	40%	44%	51%

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Enterprises” or “GSEs”).

(2)	Represents mortgage loans that have loan amounts exceeding the GSE guidelines.

(3)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a GSE loan.

Appraisal Services Business

Our Mortgage Production segment includes our appraisal services business. In January 2005, Cendant contributed STARS, its appraisal services business, to us. STARS provides appraisal services utilizing a network of approximately 2,450 third-party professional licensed appraisers offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels. The results of operations and financial position of STARS are included in our Mortgage Production segment for all periods presented.

Mortgage Servicing Segment

Our Mortgage Servicing segment consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. We principally generate revenue for our Mortgage Servicing segment through fees earned for servicing mortgage loans held by investors. (See Note 1, “Summary of Significant Accounting Policies—Revenue Recognition—Mortgage Servicing” in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our Loan servicing income.) We also generate revenue from reinsurance activities from our wholly owned subsidiary, Atrium Insurance Corporation (“Atrium”). Our Mortgage Servicing segment generated 8%, 6% and 10% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table sets forth the Net revenues, segment profit (as described in Note 23, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Servicing segment for each of the years ended and as of December 31, 2007, 2006 and 2005:

	Year Ended and As of December 31,
	2007	2006	2005
	(In millions)

Mortgage Servicing Net revenues	$176	$131	$236
Mortgage Servicing Segment profit	75	44	140
Mortgage Servicing Assets	2,498	2,641	2,555

PHH Mortgage typically retains the MSRs on the mortgage loans that it sells. MSRs are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, as described above.

The following table sets forth summary data of our mortgage loan servicing activities for the years ended and as of December 31, 2007, 2006 and 2005:

	Year Ended and As of December 31,
	2007	2006	2005
	(Dollars in millions, except average loan size)

Average loan servicing portfolio	$163,107	$159,269	$147,304
Ending loan servicing portfolio(1)(2)	$159,183	$160,222	$154,843
Number of loans serviced(2)(3)	1,063,187	1,079,671	1,010,855
Average loan size(3)	$149,723	$148,399	$153,180
Weighted-average interest rate(4)	6.1%	6.1%	5.8%
Delinquent Mortgage Loans:(5)(6)
30 days	1.93%	1.93%	1.75%
60 days	0.46%	0.38%	0.36%
90 days or more	0.41%	0.29%	0.38%

Total delinquencies	2.80%	2.60%	2.49%

Foreclosures/real estate owned/bankruptcies	0.87%	0.58%	0.67%
Major Geographical Concentrations:(7)
California	11.4%	11.4%	11.4%
New Jersey	7.7%	8.5%	8.8%
Florida	7.3%	7.4%	7.4%
New York	7.0%	7.3%	7.4%
Texas	4.7%	4.8%	5.0%
Illinois	4.7%	4.1%	4.0%
Other	57.2%	56.5%	56.0%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are included in the portfolio balance as of December 31, 2007 and 2006. The amount of home equity loans subserviced for others and excluded from the portfolio balance as of December 31, 2005 was approximately $2.5 billion.

(2)	Includes approximately 130,000 loans with an unpaid principal balance of $19.3 billion for which the underlying MSRs have been sold as of December 31, 2007. The Company is subservicing these loans until the MSRs are transferred from our systems to the purchaser’s systems, which is expected to occur in the second quarter of 2008.

(3)	Excludes certain home equity loans subserviced for others as of December 31, 2005. Had these 20,155 loans been excluded from the number of loans serviced as of December 31, 2007, the average loan size would have increased from $149,723 to $151,261. Had these 39,335 loans been excluded from the number of loans serviced as of December 31, 2006, the average loan size would have increased from $148,399 to $152,296.

(4)	Certain home equity loans subserviced for others described above were excluded from the weighted-average interest rate calculation as of December 31, 2005, but are included in the weighted-average interest rate calculation as of December 31, 2007 and 2006. Had these loans been excluded from the December 31, 2007 and 2006 weighted-average interest rate calculations, the weighted-average interest rates would have remained 6.1% and 6.1%, respectively.

(5)	Represents the loan servicing portfolio delinquencies as a percentage of the total unpaid balance of the portfolio.

(6)	Certain home equity loans subserviced for others described above were excluded from the delinquency calculations as of December 31, 2005, but are included in the delinquency calculations as of December 31, 2007 and 2006. Had these loans been excluded from the December 31, 2007 delinquency calculation, total delinquencies would have increased from 2.80% to 2.82%. Had these loans been excluded from the December 31, 2006 delinquency calculation, total delinquencies would have remained 2.60%. In addition, the percentages in foreclosure/real estate owned/bankruptcy as of December 31, 2007 and 2006 would have remained 0.87% and 0.58%, respectively.

(7)	Certain home equity loans subserviced for others described above were excluded from the geographical concentrations calculations as of December 31, 2005, but are included in the geographical concentrations calculations as of December 31, 2007 and 2006. Had these loans been excluded from the December 31, 2007 geographical concentrations calculations, the percentage of loans serviced that are located in New Jersey and Florida would have decreased from 7.7% to 7.6% and from 7.3% to 7.2%, respectively, the percentage of loans serviced that are located in Illinois and other states would have increased from 4.7% to 4.8% and from 57.2% to 57.3%, respectively, and the percentage of loans serviced that are located in California, New York and Texas would have remained 11.4%, 7.0% and 4.7%, respectively. Had these loans been excluded from the December 31, 2006 geographical concentrations calculations, the percentage of loans serviced that are located in California would have decreased from 11.4% to 11.3%, the percentage of loans serviced that are located in Texas would have increased from 4.8% to 4.9% and the percentage of loans serviced that are located in New Jersey, Florida, New York, Illinois and other states would have remained 8.5%, 7.4%, 7.3%, 4.1% and 56.5%, respectively.

Mortgage Guaranty Reinsurance Business

Our Mortgage Servicing segment also includes our mortgage reinsurance business, Atrium, a wholly owned subsidiary and a New York domiciled monoline mortgage guaranty insurance company. We provide mortgage reinsurance to certain third-party insurance companies that provide primary mortgage insurance (“PMI”) on loans originated in our Mortgage Production segment, which generally includes conventional loans with an original loan amount in excess of 80% of the property’s original appraised value. PMI benefits mortgage lenders as well as investors in asset-backed securities and/or pools of whole loans that are backed by insured mortgages. While we do not underwrite PMI directly, we provide reinsurance that covers losses in excess of a specified percentage of the principal balance of a given pool of mortgage loans, subject to a contractual limit. In exchange for assuming a portion of the risk of loss related to the reinsured loans, Atrium receives premiums from the third-party insurance companies. As of December 31, 2007, the unpaid principal balance of mortgage loans covered by such mortgage reinsurance was approximately $10.0 billion, and a liability of $32 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities. As of December 31, 2007, Atrium had restricted cash of $222 million, which is available to cover the payment of claims on policies in force. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Consumer Credit Risk—Mortgage Reinsurance” and “Item 1A. Risk Factors—Risks Related to our Business—Downward trends in the real estate market could adversely impact our business, profitability or results of operations.” for more information.

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

According to Inside Mortgage Finance, PHH Mortgage was the 8th largest retail mortgage loan originator in the U.S. with a 2.9% market share as of December 31, 2007 and the 11th largest mortgage loan servicer with a 1.5% market share as of December 31, 2007. Some of our largest competitors include Countrywide Financial, Wells Fargo Home Mortgage, Washington Mutual, Chase Home Finance, CitiMortgage and Bank of America. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage.

We expect that the competitive pricing environment in the mortgage industry will continue during 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. As of the filing date of this Form 10-K, we signed 14 new mortgage outsourcing relationships in 2007 and 2008, which we expect will result in approximately $1.3 billion of incremental mortgage origination volume in 2008. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships or will realize the expected incremental origination volume. See “Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Production Segment” for more information.

We are party to the Strategic Relationship Agreement, which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy (formerly Cendant’s real estate services division). The Strategic Relationship Agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them). See “— Arrangements with Realogy—Strategic Relationship Agreement” below for more information.

See “Item 1A. Risk Factors—Risks Related to our Business—The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

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

Trademarks and Intellectual Property

The trade names and related logos of our financial institutions clients are material to our Mortgage Production and Mortgage Servicing segments. Our financial institution clients license the use of their names to us in connection with our private-label business. These trademark licenses generally run for the duration of our origination services agreements with such financial institution clients and facilitate the origination services that we provide to them. Realogy’s brand names and related items, such as logos and domain names, of its owned and franchised residential real estate brokerages are material to our Mortgage Production and Mortgage Servicing segments. Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in our mortgage loan origination services that we provide to Realogy’s owned real estate brokerage, relocation and settlement services businesses. In connection with the Spin-Off, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage entered into a trademark license agreement (the “PHH Mortgage Trademark License Agreement”) pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s franchised real estate brokerage business. PHH Mortgage was granted a license to use brand names and related items, such as domain names, in connection with Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however this license terminated upon PHH Home Loans commencing operations. PHH Home Loans is party to its own trademark license agreement (the “Mortgage Venture Trademark License Agreement”) with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s owned real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. See “— Arrangements with Realogy—Trademark License Agreements” for more information about the PHH Mortgage Trademark License Agreement and the Mortgage Venture Trademark License Agreement (collectively, the “Trademark License Agreements”).

Mortgage Regulation

Our Mortgage Production and Mortgage Servicing segments are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. These laws, regulations and judicial and administrative decisions to which our Mortgage Production and Mortgage Servicing segments are subject include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure requirements; the establishment of maximum interest rates, finance charges and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. By agreement with our financial institution clients, we are required to comply with additional requirements that our clients may be subject to through their regulators. The Home Mortgage Disclosure Act requires us to disclose certain information about the mortgage loans we originate and purchase, such as the race and gender of our customers, the disposition of mortgage applications, income levels and interest rate (i.e. annual percentage rate) information. We believe that publication of such information may lead to heightened scrutiny of all mortgage lenders’ loan pricing and underwriting practices. The federal Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict the payment of fees or other consideration for the referral of real estate settlement services. The establishment of PHH Home Loans and the continuing relationships between and among PHH Home Loans, Realogy and us are subject to the anti-kickback requirements of RESPA. There can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will be applied in a manner that may adversely impact our business or make regulatory compliance more difficult or expensive. During 2007, the majority of states regulating mortgage lending adopted, through statute, regulation or otherwise, some version of the guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies in 2006 and 2007. These requirements address issues relating to certain non-traditional mortgage products and lending practices, including interest-only loans and reduced documentation programs, and impact certain of our disclosure, qualification and documentation practices with respect to these programs. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.” for more information.)

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

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies through PHH Arval throughout the U.S. and Canada. We are a fully integrated provider of these services with a broad range of product offerings. We are the second largest provider of outsourced commercial fleet management services in the U.S. and Canada, combined, according to the Automotive Fleet 2007 Fact Book. We focus on clients with fleets of greater than 500 vehicles (the “Large Fleet Market”) and clients with fleets of between 75 and 500 vehicles (the “National Fleet Market”). As of December 31, 2007, we had more than 341,000 vehicles leased, primarily consisting of cars and light trucks and, to a lesser extent medium and heavy trucks, trailers and equipment and approximately 290,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. We purchase more than 80,000 vehicles annually. Our Fleet Management Services segment generated 83%, 80%, and 69% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table sets forth the Net revenues, segment profit (as described in Note 23, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Fleet Management Services segment for each of the years ended and as of December 31, 2007, 2006 and 2005:

	Year Ended and As of December 31,
	2007	2006	2005
	(In millions)

Fleet Management Services Net revenues	$1,861	$1,830	$1,711
Fleet Management Services Segment profit	116	102	80
Fleet Management Services Assets	5,023	4,868	4,716

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

We provide corporate clients and government agencies the following services and products:

▪	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of variable-rate notes and borrowings through an asset-backed structure. For the year ended December 31, 2007, we averaged 342,000 leased vehicles. Substantially all of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 96% of the vehicles financed by us in the U.S. and Canada. These leases typically have a minimum lease term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. At the appropriate replacement period, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the book value. For the remaining 4% of the vehicles financed by us, we retain the residual risk of the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three years. During the years ended December 31, 2007, 2006 and 2005 our fleet leasing and fleet management servicing generated approximately 88%, 89% and 88%, respectively, of our Net revenues for our Fleet Management Services segment.

▪	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide customers with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2007, we averaged 326,000 maintenance service cards outstanding in the U.S. and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2007, we averaged 334,000 vehicles that were participating in accident management programs with us in the U.S. and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private-label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs. Our fuel card offered through a relationship with Wright Express in the U.S. and through a proprietary card in Canada offers expanded fuel management capabilities on one service card. For the year ended December 31, 2007, we averaged 330,000 fuel cards outstanding in the U.S. and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel providers.

The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net revenues:
Domestic	$1,781	$1,751	$1,654
Foreign	80	79	57

The following table sets forth our Fleet Management Services segment’s Assets located domestically and in foreign countries as of December 31, 2007, 2006 and 2005:

	As of December 31,
	2007	2006	2005
	(In millions)

Assets:
Domestic	$4,699	$4,678	$4,529
Foreign	324	190	187

Leases

We lease vehicles to our clients under both open-end and closed-end leases. The majority of our leases are to corporate clients and are open-end leases, a form of lease in which the customer bears substantially all of the vehicle’s residual value risk.

Our open-end operating lease agreements provide for a minimum lease term of 12 months. At any time after the end of the minimum term, the client has the right to terminate the lease for a particular vehicle at which point, we generally sell the vehicle into the secondary market. If the net proceeds from the sale are greater than the vehicle’s book value, the client receives the difference. If the net proceeds from the sale are less than the vehicle’s book value, the client pays us substantially all of the difference. Closed-end leases, on the other hand, are generally entered into for a designated term of 24, 36 or 48 months. At the end of the lease, the client returns the vehicle to us. Except for excess wear and tear or excess mileage, for which the client is required to reimburse us, we then bear the risk of loss upon resale.

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

We originate certain of our truck and equipment leases with the intention of syndicating to banks and other financial institutions. When we sell operating leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, we record the proceeds from the sale as revenue and recognize an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded. Under certain of these sales agreements, we retain a portion of the residual risk in connection with the fair value of the asset at lease termination.

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

Commercial Fleet Leasing Regulation

We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles and certain consumer credit and environmental protection. Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in one major province in Canada and is subject to limited liability (e.g. in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of this federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. On February 1, 2008, the intermediate New York Court of Appeals reversed the trial court and upheld the constitutionality of the federal law. The ultimate disposition of this New York case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. A similar law went into effect in the Province of British Columbia effective November 8, 2007. The British Columbia law also includes a cap of $1 million on a lessor’s liability. In December 2007, the Province of Alberta legislature adopted a vicarious liability bill with provisions similar to the Ontario and British Columbia statutes, including a cap of $1 million on a lessor’s liability, but an effective date has not yet been established. The scope, application and enforceability of these provincial laws have not been fully tested. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.” and “— Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Employees

As of December 31, 2007, we employed a total of approximately 5,460 persons, including approximately 4,120 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,300 persons in our Fleet Management Services segment and approximately 40 corporate employees. Management considers our employee relations to be satisfactory. As of December 31, 2007, none of our employees were covered under collective bargaining agreements.

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

Cendant is obligated to indemnify us for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement described below under “— Tax Sharing Agreement”) that any party seeks to impose upon us or our affiliates that relate to:

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

The Amended Tax Sharing Agreement, dated as of December 21, 2005, clarifies that Cendant is solely responsible for separate state taxes on a significant number of our income tax returns for years 2003 and prior. We will cooperate with Cendant on any federal and state audits for these years, but Cendant is contractually obligated to bear the cost of any liabilities that may result from such audits. Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 (filed on March 1, 2007 under Avis Budget Group, Inc.) that it settled the Internal Revenue Service audit for the taxable years 1998 through 2002 that included us.

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

Pursuant to the Transition Services Agreement, Cendant, through its subsidiary Cendant Operations, Inc., provided us, and we provided to Cendant, various services including services relating to human resources and employee benefits, payroll, financial systems management, treasury and cash management, accounts payable services, external reporting, telecommunications services and information technology services. Prior to the Spin-Off, Cendant provided these and other services to us and allocated certain corporate costs to us which, in the aggregate, were approximately $3 million during the year ended December 31, 2005. During 2006 and 2005, we increased our internal capabilities to reduce our reliance on Cendant for these services. Additionally, we continued to purchase certain information technology services through Cendant through March 31, 2007 under their current contracts on terms consistent with our historic cost from Cendant. The Transition Services Agreement also contained agreements relating to indemnification, access to information and certain other provisions customary for agreements of this type. We have the right to receive reasonable information with respect to charges for transition services provided by Cendant.

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

Mortgage Venture Between Realogy and PHH

Realogy, through its subsidiary Realogy Venture Partner, and we, through our subsidiary, PHH Broker Partner, are parties to the Mortgage Venture for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned residential real estate brokerage and corporate relocation businesses, NRT and Cartus, respectively. In connection with the formation of the Mortgage Venture, we contributed assets and transferred employees to the Mortgage Venture that have historically supported originations from NRT and Cartus. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination as described below under “— Termination” or non-renewal by PHH Broker Partner after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that PHH Broker Partner does not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term subject to earlier termination as described below under “— Termination.”

The Mortgage Venture commenced operations in October 2005 and is licensed, where applicable, to conduct loan origination, loan sales and related operations in those jurisdictions in which it is doing business. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or to unaffiliated third-party investors on arm’s-length terms. The Mortgage Venture Operating Agreement provides that the members of the Mortgage Venture intend that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third-party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. As discussed under “— Marketing Agreements,” PHH Mortgage entered into interim marketing agreements with NRT and Cartus pursuant to which Cendant, NRT and Cartus agreed that PHH Mortgage was the exclusive recommended provider of mortgage products and services promoted by NRT to its independent contractor sales associates and by Cartus to its customers and clients. The interim marketing services agreements terminated following the commencement of the Mortgage Venture. Thereafter, the provisions of the Strategic Relationship Agreement, as discussed in more detail below, began to govern the manner in which the Mortgage Venture is recommended.

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

Termination

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Mortgage Venture and the Strategic Relationship Agreement in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of us, PHH Broker Partner or any other affiliate of ours with a direct or indirect ownership interest in PHH Home Loans involving certain specified parties;

▪	a material breach, not cured within the requisite cure period, by us or our affiliates of the representations, warranties, covenants or other agreements (discussed below) under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement (described below under “— Strategic Relationship Agreement”), the Marketing Agreement (described below under “— Marketing Agreements”), the Trademark License Agreements (described below under “— Trademark License Agreements”), a management services agreement (the “Management Services Agreement”) (described below under “— Management Services Agreement”) and certain other agreements entered into in connection with the Spin-Off;

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of us or PHH Mortgage or

▪	any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

As defined in the Mortgage Venture Operating Agreement, a “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate or the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.

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

The exercise price at which PHH Mortgage or PHH Broker Partner would be required to purchase Realogy Venture Partner’s interest in the Mortgage Venture would be the sum of the following: (i) the capital account balance for Realogy Venture Partner’s interest in the Mortgage Venture as of the closing date of the purchase; (ii) the aggregate amount of all past due quarterly distributions to Realogy Venture Partner and any unpaid distribution in respect of the most recently completed fiscal quarter as of the closing date of the purchase and (iii) any amount equal to 49.9% of the net income, if any, realized by the Mortgage Venture at any time after the end of the fiscal quarter most recently completed as of the closing date of the purchase attributable to mortgage loans in process at any time prior to the closing date of the purchase. The exercise price would also include a liquidated damages payment equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy Venture Partner following a change in control of us, PHH Broker Partner or an affiliate of ours, PHH Broker Partner may be required to make a cash payment to Realogy Venture Partner in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement or (b) if the Mortgage Venture Operating Agreement is terminated after its tenth anniversary, two years) and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements.

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

Special Termination

In the event that, as a result of any change in the law, (i) any provision of the Mortgage Venture Operating Agreement or the related agreements (including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements) is not compliant with applicable law or (ii) the financial terms of the Mortgage Venture Operating Agreement or any of the related agreements, taken as a whole, become inconsistent with the then-current market, the members shall use commercially reasonable efforts to restructure our business and to amend the Mortgage Venture Operating Agreement in a manner that complies with such law and, to the extent possible, most closely reflects the original intention of the members as to the economics of their relationship. In the case of a law that renders the financial terms of the Mortgage Venture Operating Agreement to become inconsistent with the then-current market, Realogy Venture Partner may also request that PHH Broker Partner and PHH Mortgage enter into good faith negotiations to renegotiate the terms of the Mortgage Venture Operating Agreement within 30 days following the request. During such 30-day period, Realogy Venture Partner may solicit proposals from PHH Broker Partner and other persons for the provision of mortgage services substantially similar to those provided under the Mortgage Venture Operating Agreement and the related agreements. If Realogy Venture Partner receives a proposal from a third party that Realogy Venture Partner determines, taken as a whole, is superior to PHH Broker Partner’s proposal, then Realogy Venture Partner may elect to terminate the Mortgage Venture Operating Agreement. Upon a termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner, PHH Broker Partner would be required to purchase Realogy Venture Partner’s interest in the Mortgage Venture at a price calculated in the same manner as the price at which Realogy Venture Partner could cause PHH Broker Partner to purchase its interest in the Mortgage Venture upon a Two-Year Termination. The closing of the purchase would be completed within 90 days of the termination of the Mortgage Venture Operating Agreement by Realogy Venture Partner.

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

Exclusive Recommended Provider of Mortgage Loans

Under the Strategic Relationship Agreement, Realogy agreed that the residential and commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by TRG, and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy Franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. Realogy, however, is not required under the terms of the Strategic Relationship Agreement to condition doing business with a customer on such customer obtaining a mortgage loan from the Mortgage Venture or contacting or being contacted by the Mortgage Venture. Realogy has the right to terminate the exclusivity arrangement of the Strategic Relationship Agreement under certain circumstances, including (i) if we materially breach any representation, warranty, covenant or other agreement contained in any of the agreements entered into in connection with the Mortgage Venture Operating Agreement (described generally above under “— Mortgage Venture Between Realogy and PHH—Termination”) and such breach is not cured within the required cure period and (ii) if a Regulatory Event occurs and is not cured within the required time period. In addition, if the Mortgage Venture is prohibited by law, rule, regulation, order or other legal restriction from performing its mortgage origination function in any jurisdiction, and such prohibition has not been cured within the applicable cure period, Realogy has the right to terminate exclusivity in the affected jurisdiction.

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

Other Exclusivity Arrangements

The Strategic Relationship Agreement also provides for additional exclusivity arrangements with PHH, including the following:

▪	We will use Realogy Services Group LLC on all of our commercial real estate transactions where a Realogy commercial real estate agent is available.

▪	We will recommend TRG as the provider of title, closing, escrow and search-related services and

▪	We will utilize TRG on an exclusive basis whenever we have the option to choose the title or escrow agent and TRG either provides such services or receives compensation in connection with such services in the applicable jurisdiction.

Indemnification

Pursuant to the Strategic Relationship Agreement, we have agreed to indemnify Realogy for all losses arising out of or resulting from (i) any violation or material breach by us of any representation, warranty, or covenant in the agreement or (ii) our negligent or willful misconduct in connection with the agreement. We have also agreed to indemnify the Mortgage Venture for all losses incurred or sustained by it (i) for any damages paid by the Mortgage Venture in connection with an acquisition of a mortgage loan origination business under the Strategic Relationship Agreement or (ii) any interest paid by the Mortgage Venture for any failure to make scheduled distributions for any fiscal quarter pursuant to the Mortgage Venture Operating Agreement. (See “— Subsequent Mortgage Company Acquisitions” and “— Mortgage Venture Between Realogy and PHH—Termination” above for more information).

PHH Guarantee

We guarantee all representations, warranties, covenants, agreements and other obligations of our subsidiaries and affiliates (other than the Mortgage Venture) in the full and timely performance of their respective obligations under the Strategic Relationship Agreement and the other agreements entered into in connection with the Mortgage Venture Operating Agreement.

Termination

The Strategic Relationship Agreement terminates upon termination of the Mortgage Venture Operating Agreement. (See “— Mortgage Venture Between Realogy and PHH—Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) Following termination of the Strategic Relationship Agreement, we are required to provide certain transition services to Realogy for up to one year following termination.

Trademark License Agreements

PHH Mortgage, TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. are parties to the PHH Mortgage Trademark License Agreement pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as logos and domain names in its origination of mortgage loans on behalf of customers of Realogy’s franchised real estate brokerage business. PHH Mortgage also was granted a license to use certain of Realogy’s real estate brand names and related items in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG; however, this license terminated upon PHH Home Loans commencing operations. We pay a fixed licensing fee to the licensors on a quarterly basis. PHH Mortgage agreed to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of our use of the licensed marks. The PHH Mortgage Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interest in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “— Mortgage Venture Between Realogy and PHH—Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Mortgage or the licensor may also terminate the PHH Mortgage Trademark License Agreement for the other party’s breach or default of any material obligation under the PHH Mortgage Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the PHH Mortgage Trademark License Agreement, PHH Mortgage loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

PHH Home Loans is party to the Mortgage Venture Trademark License Agreement with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as domain names, in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. The license granted to PHH Home Loans is royalty-free, non-exclusive, non-assignable, non-transferable and non-sublicensable. PHH Home Loans agrees to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of PHH Home Loan’s use of the licensed marks. The Mortgage Venture Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interests in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “— Mortgage Venture Between Realogy and PHH—Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Home Loans or the licensors may also terminate the Mortgage Venture Trademark License Agreement for the other party’s breach or default of any material obligation under the Mortgage Venture Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the Mortgage Venture Trademark License Agreement, PHH Home Loans loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

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

ARRANGEMENTS WITH MERRILL LYNCH

Approximately 20% of our mortgage loan originations for the year ended December 31, 2007 were from Merrill Lynch, pursuant to certain agreements between us and Merrill Lynch as described in more detail below.

Origination Assistance Agreement

We are party to the Origination Assistance Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “OAA”). Pursuant to the OAA, we assist Merrill Lynch in originating certain mortgage loans on a private-label basis. We also provide certain origination-related services for Merrill Lynch on a private-label basis in connection with Merrill Lynch’s wholesale loan program for correspondent lenders and mortgage brokers. The mortgage loan origination services that we perform for Merrill Lynch include receiving and processing applications for certain mortgage loan products offered by Merrill Lynch, preparing documentation for mortgage loans that meet Merrill Lynch’s applicable underwriting guidelines, closing mortgage loans, maintaining certain files with respect to mortgage loans and providing daily interest rate sheets to correspondent lenders and mortgage brokers. We also assist Merrill Lynch in making bulk purchases of certain mortgage loan products from correspondent lenders. Under the terms of the OAA, we are the exclusive provider of mortgage loans for mortgage loan borrowers (other than borrowers who borrow indirectly through a correspondent lender or mortgage broker) who either (i) have a relationship with, or are referred by, a Merrill Lynch Financial Advisor in the Global Private Client Group or (ii) are clients of the Merrill Lynch investor services group. We are required to provide all services under the OAA in accordance with the service standards specified therein. The OAA obligates us to make certain liquidated damage payments to Merrill Lynch if we do not maintain specified levels of customer satisfaction with respect to the services that we provide on behalf of Merrill Lynch. In addition, our breach of the service standards in certain circumstances (a “PHH Performance Failure”) may result in termination of the OAA. The initial term of the OAA expires on December 31, 2010, unless earlier terminated. Upon expiration of the initial term, the OAA will automatically renew for a five-year extension term; provided that, if there shall have been a PHH Performance Failure or Merrill Lynch shall not have met certain specified obligations under the OAA prior to December 31, 2010, then the OAA shall not automatically extend unless the non-breaching party gives notice to the other party that it is willing to extend the OAA. We and Merrill Lynch each have the right to terminate the OAA for the other party’s uncured material breach of any representation, warranty or covenant of the OAA or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the OAA upon notice to us if (i) we lose good standing with the U.S. Department of Housing and Urban Development (“HUD”) or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days, (ii) we experience a change of control under certain circumstances or (iii) we breach the terms of a trademark use agreement with Merrill Lynch without curing such a breach within the applicable cure period. During the one-year period following the termination of the OAA, we are obligated to assist Merrill Lynch in transitioning the business back to it or a third-party service provider designated by Merrill Lynch.

Portfolio Servicing Agreement

We are also party to the Portfolio Servicing Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “Portfolio Servicing Agreement”). Pursuant to the Portfolio Servicing Agreement, we service certain mortgage loans originated or otherwise held in a portfolio by Merrill Lynch and maintain electronic files related to the servicing functions that we perform. Mortgage loan servicing under the Portfolio Servicing Agreement includes collecting loan payments from borrowers, remitting principal and interest payments to the owner of each mortgage loan and managing escrow funds for the payment of mortgage loan-related expenses, such as property taxes and homeowner’s insurance. We also assist Merrill Lynch in managing funds relating to properties acquired by Merrill Lynch in foreclosure, which may include the disposition of such properties. We may not terminate the Portfolio Servicing Agreement without the consent of Merrill Lynch. Merrill Lynch, however, may terminate the Portfolio Servicing Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us under certain agreements, including the Portfolio Servicing Agreement, a trademark use agreement with Merrill Lynch, and the Loan Purchase and Sale Agreement (as defined below), (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae if we cease to be a HUD-approved mortgagee, (iv) we experience a change in control under certain circumstances or (v) our failure to meet certain service standards specified in the Portfolio Servicing Agreement, which is not cured within the applicable cure period. If the Portfolio Servicing Agreement is terminated due to our failure to meet certain specified service standards, then we and Merrill Lynch will retain an arbitrator to determine the fair market value of the MSRs. Upon determination of the fair market value of such MSRs by the arbitrator, Merrill Lynch may elect to terminate the Portfolio Servicing Agreement and purchase such MSRs from us.

Loan Purchase and Sale Agreement

We are party to the Loan Purchase and Sale Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “Loan Purchase and Sale Agreement”). Pursuant to the Loan Purchase and Sale Agreement, we are required to purchase from Merrill Lynch certain mortgage loans that have been originated under the OAA, including the MSRs with respect to such loans (other than alternative mortgage loans). We and Merrill Lynch agree upon mortgage loans constituting alternative mortgage loans from time-to-time, but generally these loans include three- and five-year adjustable-rate and variable-rate mortgage loans and construction loans. While not required, we may elect to purchase alternative mortgage loans from Merrill Lynch, including the MSRs associated with such loans, upon mutual agreement of Merrill Lynch. The initial term of the Loan Purchase and Sale Agreement expires on the earlier of December 31, 2010 or the date the OAA is terminated. If the OAA is renewed in accordance with its terms, then the Loan Purchase and Sale Agreement will automatically renew for a concurrent extension term. Both we and Merrill Lynch have the right to terminate the Loan Purchase and Sale Agreement for the other party’s uncured material breach of any representation, warranty or covenant of the Loan Purchase and Sale Agreement or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the Loan Purchase and Sale Agreement upon notice to us if (i) we lose our good standing with HUD or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days, (ii) we experience a change of control under certain circumstances or (iii) we breach the terms of our trademark use agreement with Merrill Lynch without curing such breach within the applicable cure period. Following the termination of the Loan Purchase and Sale Agreement, we are no longer required to purchase any mortgage loans originated under the OAA.

Servicing Rights Purchase and Sale Agreement

We are party to the Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “SRPSA”). Pursuant to the SRPSA, we are required to purchase from Merrill Lynch the MSRs for certain mortgage loans that have been originated under the OAA (alternative mortgage loans). We purchase the MSRs at quarterly bulk offering sales and on a flow basis. We will not purchase MSRs for loans that are (i) 60 days or more past due as of the sale date, (ii) in litigation or (iii) in bankruptcy. The SRPSA expires upon the earlier of December 31, 2010 or the date upon which the OAA is terminated. If the OAA is extended, the SRPSA shall be automatically extended for the same extension term. Both we and Merrill Lynch have the right to terminate the SRPSA for the other party’s uncured material breach of any representation, warranty or covenant of the SRPSA or bankruptcy or insolvency. In addition, either party may terminate the SRPSA if the other party loses its good standing with HUD, Fannie Mae, Freddie Mac, or Ginnie Mae. Following the termination of the SRPSA, we are no longer required to purchase the MSRs and no further flow offerings or quarterly bulk offerings shall take place.

Equity Access and Omega Loan Subservicing Agreement

We are party to the Equity Access and Omega Loan Subservicing Agreement, dated as of June 6, 2002, with Merrill Lynch, as amended (the “EA Agreement”). Merrill Lynch services certain revolving line of credit loans secured by marketable securities, as well as certain securitized and non-securitized residential first and second lien equity line of credit loans pursuant to applicable pooling and servicing agreements and private investor agreements. Pursuant to this agreement, we agree to subservice such loans for Merrill Lynch. The EA Agreement expires upon the earlier of June 1, 2009 or the date upon which the OAA is terminated. With respect to services to be provided by us pursuant to the EA Agreement, we agree to indemnify Merrill Lynch for all losses resulting from our failure to comply with the terms of any private investor agreement or pooling and servicing agreement. Merrill Lynch may terminate the EA Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us including failure to make pass-through payments, (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae, or if we cease to be a HUD-approved mortgagee or (iv) if we fail to perform in accordance with the applicable service standards and do not cure the failure within 90 days.

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

Under the terms of the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliate, NRT, certain customers of Realogy and all U.S.-based employees of Cendant. The Marketing Agreement similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH,” “— Strategic Relationship Agreement” and “— Marketing Agreements” in this Form 10-K for more information. For the year ended December 31, 2007, approximately 44% of loans originated by our Mortgage Production segment were derived from NRT and Cartus. We anticipate that a similar portion of mortgage loan originations from our Mortgage Production segment during 2008 will be comprised of business arising out of our arrangements with Realogy.

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

If Realogy were to terminate its exclusivity obligations with respect to the Mortgage Venture, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse developments in general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the U.S. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans, and the general condition of the U.S. economy and housing market, both nationally and in the regions in which we conduct our businesses. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, New Jersey, Florida, New York, Texas and Pennsylvania. An economic downturn in one or more of these geographical areas could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We rely on selling or securitizing our mortgage loan production to generate cash for the repayment of our financing facilities, production of new mortgage loans and general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. If it is not possible or economical for us to complete the sale or securitization of a substantial portion of our mortgage loans, our growth may be limited by available capacity under our credit facilities, and therefore, we may be unable to fund future loan commitments, which could have a material adverse effect on our profitability. There can be no assurances that we will continue to be successful in securitizing mortgage loans on terms favorable to us, if at all.

The securitization market and our ability to complete securitizations of our mortgage loans depends upon a number of factors, many of which are beyond our control, including general economic conditions, conditions in the securities markets generally, conditions in the asset-backed securities market specifically and the availability of credit enhancements and the performance of our mortgage loans. Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-K. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues (“Scratch and Dent Loans”), negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of the underlying loans as well as the execution of related secondary market loan sales. The valuation of Mortgage loans held for sale, net as of December 31, 2007 reflected this discounted pricing, with the most significant pricing discounts related to Scratch and Dent Loans and closed-end second lien loans. The unpaid principal balance of Scratch and Dent Loans and closed-end second lien loans decreased from $355 million as of September 30, 2007 to $86 million as of December 31, 2007, primarily due to the sale or securitization of these loans during the fourth quarter of 2007. The lack of investor demand for these mortgage loan products has also adversely affected banks’ willingness to lend money secured by such mortgages, which may reduce the funds available to us for the origination of mortgage loan products or increase our cost of funds. Although we have been able to continually access the secondary mortgage market through the filing date of this Form 10-K, further disruptions in the secondary mortgage market may reduce our ability to generate sufficient liquidity from loan sales in the future to continue our operations and manage our exposure to interest rate risk. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.

The deterioration in the secondary mortgage market discussed above has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. We expect that this shift in production efforts to more traditional prime loan products by these originators will result in increased competition in the mortgage industry, which could have a negative impact on profit margins for our Mortgage Production segment during 2008. While we have adjusted pricing and margin expectations for new mortgage loan originations to reflect current secondary mortgage market conditions, market developments negatively impacted Gain on sale of mortgage loans, net in 2007, and may continue to have a negative impact during 2008.

As a result of these changes, many non-conforming loan products have become more costly for potential borrowers or, in some cases, unavailable. This has in turn limited the ability of some borrowers to refinance out of existing mortgages, leading to further delinquency, default and foreclosure. These factors, among others, have weakened the housing market by making borrowing more expensive and restrictive while the number of units for sale has grown, resulting in a supply-demand imbalance. Based on home sale trends during 2007 and through the filing date of this Form 10-K, we expect that home sale volumes and our purchase originations will decrease during 2008.

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. This could negatively affect our revenues and margins on new originations, and our access to the secondary mortgage market may be reduced, restricted or less profitable than in the current industry environment. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

Downward trends in the real estate market could adversely impact our business, profitability or results of operations.

The residential real estate market in the U.S. has experienced a significant downturn due to substantially declining mortgage loan origination volumes, declining real estate values and the disruption in the credit markets, including a significant contraction in available liquidity globally. These factors have continued into the beginning of 2008 and, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown. Further declines in real estate values in the U.S., continuing credit and liquidity tightening and a continuing economic slowdown could negatively impact our mortgage loan originations and the performance of the underlying loans in our loan servicing portfolio.

During 2007, we experienced an increase in foreclosure losses and related credit reserves primarily due to an increase in loss severity due to a decline in housing prices in 2007 compared to 2006 and increased foreclosure frequency due to higher mortgage loan delinquencies. Foreclosure losses during 2007 were $20 million compared to $17 million during 2006. During 2007, foreclosure related reserves increased by $13 million to $49 million as of December 31, 2007. We expect delinquency and foreclosure rates to remain high during 2008, and, as a result, we expect that we will continue to experience higher foreclosure losses in 2008 as compared to prior periods. These developments could also have a negative impact on our reinsurance business as further declines in real estate values and a continued negative economic outlook could adversely impact borrowers’ ability to repay mortgage loans. During 2007, reinsurance related reserves increased by $15 million to $32 million, which is reflective of these recent trends, and we expect reinsurance related reserves to continue to increase during 2008.

These factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.

The adverse conditions in the U.S. housing market, dislocations in the credit markets and corrections in certain asset-backed security market segments resulted in substantial valuation reductions in the past fiscal year, most significantly on mortgage backed securities. Market credit spreads have recently gone from historically tight to historically wide levels, and a further widening of credit spreads or worsening of credit market dislocations or sustained market downturns could have additional negative effects on the value of our MLHS.

The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to MBS. As a result of the deterioration in the asset-backed securities market, the costs associated with ABCP issued by the multi-seller conduits, which fund the Chesapeake Series 2006-1 and Series 2006-2 notes, in particular, were negatively impacted beginning in the third quarter of 2007. Accordingly, we anticipate that the costs of funding through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted in 2008 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result we expect that these costs may adversely impact the results of operations for our Fleet Management Services segment. Any of the foregoing could have a material adverse effect on our business, financial position, liquidity or results of operations both for our Fleet Management Services segment and our Company as a whole.

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

We employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our MLHS, interest rate lock commitments (“IRLCs”) and our MSRs. We use various derivative and other financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of MSRs and the income they provide tend to be counter-cyclical to the changes in production volumes and gain or loss on sale of loans that result from changes in interest rates.

Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. As stated earlier, the success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are exposed to counterparty credit risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The insolvency or other inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. We mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties. There can be no assurances, however, that we will be effective in managing or mitigating our counterparty credit risk, which could have a material adverse effect on our financial position.

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated or not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term. The availability of asset-backed debt for vehicle acquisitions for our Fleet Management Services segment’s leasing operations, in particular, could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt or (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent. In addition, the availability of the mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. If any of our warehouse, repurchase or other credit facilities are terminated, including as a result of our breach, or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows. Finally, our access to the unsecured debt markets is subject to prevailing market conditions.

The recent disruption in the asset-backed securities market and the resulting impact on the availability of funding generally for financial services companies may limit our access to one or more of the funding sources discussed above, and may result in more restrictive covenants, which could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, as a result of the deterioration in the credit markets, the costs associated with our warehouse and repurchase facilities were negatively impacted beginning in the third quarter of 2007. Accordingly, the costs associated with our warehouse, repurchase and other credit facilities, including relative spreads and conduit fees, will be adversely impacted in 2008 compared to such costs prior to the disruption in the credit market, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. We expect that this shift in production efforts to more traditional prime loan products by these originators will result in increased competition in the mortgage industry, which could have a negative impact on profit margins for our Mortgage Production segment during 2008. As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation.

The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Competitive pressures could adversely affect our revenues and results of operations by decreasing our market share or depressing the prices that we can charge.

Changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could materially and adversely affect our business, financial position, results of operations or cash flows. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could materially and adversely affect our business, financial position, results of operations or cash flows.

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

During 2007, the majority of states regulating mortgage lending adopted, through statute, regulation or otherwise, some version of the guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies in 2006 and 2007. These requirements address issues relating to certain non-traditional mortgage products and lending practices, including interest-only loans and reduced documentation programs, and impact certain of our disclosure, qualification and documentation practices with respect to these programs. Any violation of these guidelines could materially and adversely impact our reputation or our business, financial position, results of operations or cash flows.

We are also subject to privacy regulations. We manage highly sensitive non-public personal information in all of our operating segments, which is regulated by law. Problems with the safeguarding and proper use of this information could result in regulatory actions and negative publicity, which could materially and adversely affect our reputation, business, financial position, results of operations or cash flows.

With respect to our Fleet Management Services segment, we could be subject to unlimited liability as the owner of leased vehicles in one major province in Canada and are subject to limited liability in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. under the legal theory of vicarious liability.

Congress, state legislatures, federal and state regulatory agencies and other professional and regulatory entities review existing laws, rules, regulations and policies and periodically propose changes that could significantly affect or restrict the manner in which we conduct our business. It is possible that one or more legislative proposals may be adopted or one or more regulatory changes, changes in interpretations of laws and regulations, judicial decisions or governmental enforcement actions may be implemented that could have a material adverse effect on our business, financial position, results of operations or cash flows. For example, certain trends in the regulatory environment could result in increased pressure from our clients for us to assume more residual risk on the value of the vehicles at the end of the lease term. If this were to occur, it could have a material adverse effect on our results of operations.

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

For the year ended December 31, 2007, approximately 55% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch, TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Accordingly, if we are unable to obtain consents to or waivers of certain rights of certain of our clients in connection with certain change in control transactions, it could have a material adverse effect on our business, financial position, results of operations or cash flows. Although in some cases these contracts would require the payment of liquidated damages in such an event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in one major province in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of this federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. On February 1, 2008, the intermediate New York Court of Appeals reversed the trial court and upheld the constitutionality of the federal law. The ultimate disposition of this New York case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. A similar law went into effect in the Providence of British Columbia effective November 8, 2007. The British Columbia law also includes a cap of $1 million on a lessor’s liability. In December 2007, the Province of Alberta legislature adopted a vicarious liability bill with provisions similar to the Ontario and British Columbia statutes, including a cap of $1 million on a lessor’s liability, but an effective date has not yet been established. The scope, application and enforceability of these provincial laws have not been fully tested.

A failure to maintain our investment grade ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. As of February 25, 2008, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Baa3, BBB- and BBB+, respectively, and our short-term debt credit ratings were P-3, A-3 and F-2, respectively. Also as of February 25, 2008, the ratings outlooks on our unsecured debt provided by both Moody’s Investors Service and Fitch Ratings were Negative and Standard & Poor’s was on CreditWatch with developing implications. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure, leverage and maturities for indebtedness appropriate for companies in our industry.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make assumptions and estimates about matters that are inherently uncertain.

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

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or may otherwise have an adverse effect on our reputation, business, business prospects, financial condition, results of operations or cash flows.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing in our Mortgage Production and Mortgage Servicing segments, as well as business interruptions in our Fleet Management Services segment. We are required to comply with significant federal, state and foreign laws and regulations in various jurisdictions in which we operate, with respect to the handling of consumer information, and a breach in the security of our information systems could result in regulatory actions and litigation against us. If a failure, interruption or breach occurs, it may not be adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could have a material adverse effect on our reputation, business, business prospects, financial condition, results of operations or cash flows.

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

Our failure to acquire necessary technologies or technological solutions could limit our ability to remain competitive and could also limit our ability to increase our cost efficiencies, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Risks Related to the Spin-Off

Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.

The agreements related to our separation from Cendant and the continuation of certain business arrangements with Cendant and Realogy, including the Separation Agreement, the Transition Services Agreement, the Strategic Relationship Agreement, the Marketing Agreement and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. This could include, among other things, the allocation of assets, liabilities, rights, indemnities and other obligations between Cendant, Realogy and us. See “Item 1. Business—Arrangements with Cendant” and “— Arrangements with Realogy” for more information.

In connection with the Spin-Off, we entered into several contracts with Cendant’s real estate services division to provide for the continuation of certain business arrangements, including the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Marketing Agreement, and the Trademark License Agreements. Cendant’s real estate services division, Realogy, became an independent, publicly traded company pursuant to the Realogy Spin-Off effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. As a result of the Realogy Spin-Off, we determined that certain amendments to our agreements with Realogy may be necessary or appropriate. There can be no assurances that we will be able to obtain any required amendments we believe may be necessary or appropriate or that if obtained, that these amendments will be on terms favorable to us.

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

Prior to the Spin-Off, there was no public market for our Common stock. In connection with the Spin-Off, our Common stock was listed on the New York Stock Exchange (the “NYSE”) under the symbol “PHH.” From February 1, 2005 through February 15, 2008, the closing trading price for our Common stock has ranged from $15.08 to $31.40. However, there can be no assurance that an active trading market for our Common stock will be sustained in the future. In addition, the stock market has from time-to-time experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of particular companies. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our Common stock. Fluctuations or decreases in the trading price of our Common stock may adversely affect the liquidity of the trading market for our Common stock and our ability to raise capital through future equity financing.

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

In addition, we entered into the Rights Agreement, dated as of January 28, 2005, with The Bank of New York, as rights agent (the “Rights Agreement”). This agreement entitles our stockholders to acquire shares of our Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding Common stock or commences a tender offer for at least 15% of our Common stock, in each case, in a transaction that our Board of Directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to effect discounted purchases of our Common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our Board of Directors. The existence of the Rights Agreement could therefore deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

Certain provisions of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement that we have with Realogy could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.

Pursuant to the terms of the Mortgage Venture Operating Agreement, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture Operating Agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. Pursuant to the terms of the Strategic Relationship Agreement, we are subject to a non-competition provision, the breach of which could result in Realogy having the right to terminate the Strategic Relationship Agreement, seek an injunction prohibiting us from engaging in activities in breach of the non-competition provision or result in our liability for damages to Realogy. The existence of these provisions could discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for more information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 730,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production segment leases 22 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in the state of New York.

Fleet Management Services Segment

Our Fleet Management Services segment maintains a headquarters office in a 210,000 square-foot office building in Sparks, Maryland. Our Fleet Management Services segment also leases office space and marketing centers in five locations in Canada and has six smaller regional locations throughout the U.S.

Item 3.	Legal Proceedings

We are party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. We are not aware of any pending legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against us, our Chief Executive Officer and our former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs sought to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) who purchased our Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006. The plaintiffs alleged, among other matters, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Each of these purported class actions has since been voluntarily dismissed by the plaintiffs. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against us, our former Chief Financial Officer and each member of our Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Terence W. Edwards	52	President and Chief Executive Officer President and Chief Executive Officer—PHH Mortgage
Clair M. Raubenstine	66	Executive Vice President and Chief Financial Officer
George J. Kilroy	60	President and Chief Executive Officer—PHH Arval
Mark R. Danahy	48	Senior Vice President and Chief Financial Officer—PHH Mortgage
William F. Brown	50	Senior Vice President, General Counsel and Corporate Secretary Senior Vice President, General Counsel and Secretary—PHH Mortgage
Mark E. Johnson	48	Vice President and Treasurer
Michael D. Orner	40	Vice President and Controller

Terence W. Edwards serves as our President and Chief Executive Officer, a position he has held since February 2005 and President and Chief Executive Officer of PHH Mortgage, a position he has held since August 2005. Prior to the Spin-Off, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (“Cendant Mortgage,” now known as PHH Mortgage) since February 1996, and as such, was responsible for overseeing its entire mortgage banking operations. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer and was responsible for investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined us in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.

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

George J. Kilroy serves as President and Chief Executive Officer of PHH Arval, a position he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s United States operations. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.

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

From May 1997 to May 2003, Mr. Johnson served as Assistant Treasurer of Cendant, where he had a range of responsibilities, including banking and rating agency relations and management of unsecured funding and securitization.

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

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH.” The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low

January 1, 2006 to March 31, 2006	$29.29	$23.70
April 1, 2006 to June 30, 2006	27.99	25.03
July 1, 2006 to September 30, 2006	27.99	23.99
October 1, 2006 to December 31, 2006	29.35	26.67
January 1, 2007 to March 31, 2007	31.50	27.25
April 1, 2007 to June 30, 2007	31.39	30.14
July 1, 2007 to September 30, 2007	31.52	22.51
October 1, 2007 to December 31, 2007	27.09	17.45

As of February 15, 2008, there were approximately 7,200 holders of record of our Common stock. As of that date, there were approximately 57,000 total holders of our Common stock including beneficial holders whose securities are held in the name of a registered clearing agency or its nominee.

Dividend Policy

No dividends were declared during the years ended December 31, 2007 or 2006.

The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2007. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Unsecured Debt—Term Notes”), we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility and the Mortgage Venture Repurchase Facility (each as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2007, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended December 31, 2007.

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

	Investment Value as of
	2/1/2005	6/30/2005	12/31/2005	6/30/2006	12/31/2006	6/30/2007	12/31/2007
Russell 2000 Index	100.00	102.37	108.39	117.29	128.30	136.57	126.29
Russell 2000 Financial Services Index	100.00	101.60	104.42	111.72	120.83	113.71	97.15
PHH Common stock	100.00	117.44	127.95	125.75	131.83	142.51	80.55

The graph and table above assume that $100 was invested in the Russell 2000 Index, the Russell 2000 Financial Services Index and our Common stock on February 1, 2005. Total stockholder returns assume reinvestment of dividends. The stock price performance depicted in the graph and table above may not be indicative of future stock price.

This performance graph and related information shall not be deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or the Exchange Act.

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

	Year Ended and As of December 31,
	2007	2006	2005(1)	2004(2)	2003(3)
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$2,240	$2,288	$2,471	$2,397	$2,636

(Loss) income from continuing operations	$(12)	$(16)	$73	$94	$157
(Loss) income from discontinued operations, net of income taxes(4)	—	—	(1)	118	98
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(35)

Net (loss) income	$(12)	$(16)	$72	$212	$220

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.29)	$1.38	$1.79	$2.97
(Loss) income from discontinued operations	—	—	(0.02)	2.24	1.87
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.67)

Net (loss) income	$(0.23)	$(0.29)	$1.36	$4.03	$4.17

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.29)	$1.36	$1.77	$2.95
(Loss) income from discontinued operations	—	—	(0.02)	2.22	1.85
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.67)

Net (loss) income	$(0.23)	$(0.29)	$1.34	$3.99	$4.13

Cash dividends declared per share(5)	$—	$—	$—	$2.66	$2.66
Consolidated Balance Sheets Data:
Total assets	$9,357	$10,760	$9,965	$11,399	$11,641
Debt	6,279	7,647	6,744	6,504	6,829
Stockholders’ equity	1,529	1,515	1,521	1,921	1,855

(1)	Income from continuing operations and Net income for the year ended December 31, 2005 included pre-tax Spin-Off related expenses of $41 million. See Note 3, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(2)	During 2004, we acquired First Fleet Corporation (“First Fleet”), a national provider of fleet management services to companies that maintain private truck fleets.

(3)	Income from continuing operations and Net income for the year ended December 31, 2003 included a pre-tax goodwill impairment charge of $102 million ($96 million net of income taxes). Also during 2003, we consolidated Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and recognized the related cumulative effect of accounting change.

(4)	(Loss) income from discontinued operations, net of income taxes includes the after-tax results of discontinued operations.

(5)	Dividends declared during the years ended December 31, 2004 and 2003 were paid to our former parent, Cendant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Item 1A. Risk Factors” set forth above.

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage which includes PHH Home Loans. PHH Home Loans is a mortgage venture that we maintain with Realogy that began operations in October 2005. Our Mortgage Production segment generated 9%, 14% and 21% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 8%, 6% and 10% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through PHH Arval. Our Fleet Management Services segment generated 83%, 80% and 69% of our Net revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In connection with the Spin-Off, we entered into several agreements and arrangements with Cendant and its real estate services division, Realogy, that we expect to continue to be material to our business going forward. Cendant completed the Realogy Spin-Off effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. For a discussion of these agreements and arrangements, see “Item 1. Business—Arrangements with Cendant” and “— Arrangements with Realogy.”

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

The Mortgage Venture commenced operations, and we contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. The Mortgage Venture is principally governed by the terms of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination, under certain circumstances, including after the twelfth year, following a two-year notice, or non-renewal by us after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that we do not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term. The provisions of the Strategic Relationship Agreement govern the manner in which the Mortgage Venture is recommended by NRT, Cartus and TRG as the exclusive recommended provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy Franchisee acting in such capacity), (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” and “— Strategic Relationship Agreement” for a description of the terms of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement.

The Mortgage Venture is consolidated within our financial statements, and Realogy’s ownership interest is presented in our financial statements as a minority interest. (See Note 1, “Summary of Significant Accounting Policies—Basis of Presentation” and Note 3, “Spin-Off from Cendant” in the Notes to Consolidated Financial Statements included in this Form 10-K.) Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from us and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries.

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

During 2006, we devoted substantial internal and external resources to the completion of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we incurred incremental fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers of approximately $44 million through December 31, 2006. Of this $44 million, we recorded $32 million and $12 million in Other operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, respectively. During 2007, we continued to incur fees and expenses for auditor services and financial and other consulting services that were significantly higher than historical fees and expenses to complete our Annual Report on Form 10-K for the year ended December 31, 2006, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2006, as required by SOX. Additionally, we devoted substantial internal and external resources to become a current filer with the SEC and to remediate the material weaknesses previously identified through our assessment of internal control over financial reporting as of December 31, 2006 and 2005.

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (as previously defined, the “Merger”). In conjunction with the Merger, GE entered into the Mortgage Sale Agreement to sell our mortgage operations to Pearl Acquisition, an affiliate of Blackstone, a global investment and advisory firm.

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, the Settlement Agreement between us, Pearl Acquisition and BCP V was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million and we agreed to pay BCP V up to $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we are entitled to receive the work product that those consultants provided to BCP V and Pearl Acquisition. As of the filing date of this Form 10-K, we paid BCP V $4.5 million and received the work product. See Note 2, “Terminated Merger” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information.

Mortgage Production and Mortgage Servicing Segments

Mortgage Production Segment

Our Mortgage Production segment principally provides fee-based mortgage loan origination services for others (including brokered mortgage loans) and sells originated mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and independent brokers) and relocation (primarily mortgage services for clients of Cartus). We also purchase mortgage loans originated by third parties. Fee income consists primarily of fees collected on loans originated for others (including brokered loans) and is recorded as revenue when we have completed our obligations related to the underlying loan transaction. Loan origination fees, commitment fees paid in connection with the sale of loans and certain direct loan origination costs associated with loans are deferred until such loans are sold. MLHS are recorded on our balance sheet at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. Sales of mortgage loans are recorded on the date that ownership is transferred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

Upon the closing of a residential mortgage loan originated or purchased by us, the mortgage loan is generally warehoused for a period of up to 60 days and then sold into the secondary market. MLHS represent mortgage loans originated or purchased by us and held until sold to investors. We principally sell our mortgage loans directly to government-sponsored entities, such as Fannie Mae, Freddie Mac or Ginnie Mae. Upon the sale, we generally retain the MSRs and servicing obligations of the underlying mortgage loans.

Our Mortgage Production segment also includes STARS, our appraisal services business. The appraisal services business is closely linked to the processes by which our Mortgage Production segment originates mortgage loans. STARS derives substantially all of its business from our three principal business channels described above.

Mortgage Servicing Segment

Our Mortgage Servicing segment services residential mortgage loans. Upon the sale of the loans originated in or purchased by the Mortgage Production segment, we generally retain the MSRs and servicing obligations of those underlying loans. An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio.

The capitalization of MSRs occurs upon the sale of the underlying mortgage loans into the secondary market. We adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) on January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. Prior to the adoption of SFAS No. 156, servicing rights were amortized in proportion to estimated net servicing income and such amortization was recorded in Amortization and recovery of impairment of mortgage servicing rights in our Consolidated Statement of Operations for the year ended December 31, 2005. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006. Loan servicing income is comprised of several components, including recurring servicing and other ancillary fees and net reinsurance income from our wholly owned reinsurance company, Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of agency guaranty fees. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

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

As of December 31, 2007, we had $1.5 billion of MSRs associated with $126.5 billion of the unpaid principal balance of the underlying mortgage loans. We periodically evaluate our risk exposure and capital requirements related to our MSRs to determine the appropriate amount of MSRs to retain on our Balance Sheet. During 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment in 2008.

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

In connection with the Spin-Off, we, through PHH Broker Partner, and Cendant’s real estate services division, through Realogy Venture Partner, formed the Mortgage Venture. (See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for a discussion of the Mortgage Venture.) The termination of our rights under our agreements with Realogy, including the termination of the Mortgage Venture or of our exclusivity rights under the Strategic Relationship Agreement or the Marketing Agreement, could have a material adverse effect on our business, financial position, results of operations and cash flows. See “Item 1. Business—Arrangements with Realogy” and “Item 1A. Risk Factors—Risks Related to our Business.”

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

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. We expect that the mortgage industry will continue to experience lower origination volumes related to home purchases during 2008 as a result of declining home sales. Although the level of interest rates is a key driver of refinancing activity, there are other factors which could influence the level of refinance originations. Notwithstanding the impact of interest rates, we believe that refinance originations will be negatively impacted by declines in home prices and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage more difficult. Furthermore, certain existing adjustable-rate mortgage loans will have their rates reset in 2008, which could positively impact the volume of refinance originations as borrowers seek to refinance loans subject to interest rate changes.

As of January 2008, the Federal National Mortgage Association’s Economic and Mortgage Market Developments estimated that industry originations during 2007 were $2.5 trillion, a decline of 10% compared with originations in 2006, and forecasted a decline in industry originations during 2008 of approximately 9% from estimated 2007 levels. Refinance activity is expected to increase to $1.3 trillion in 2008 from $1.2 trillion in 2007 as borrowers take advantage of the recent decline in long-term fixed mortgage rates, while purchase originations are expected to decrease to $1.0 trillion in 2008 from $1.3 trillion in 2007 as the declining housing market continues to impact home purchases.

Changes in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Changes in interest rates may also result in changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, recent developments in the industry have resulted in more restrictive credit standards that may negatively impact home affordability and the demand for housing and related origination volumes for the mortgage industry. Many origination companies have entered bankruptcy proceedings, shut down or severely curtailed their lending activities. Industry-wide mortgage loan delinquency rates have increased and may continue to increase over 2007 levels. With more restrictive credit standards, borrowers, particularly those seeking non-conforming loans, are less able to purchase homes. We expect that our mortgage originations from refinance activity will increase during 2008 due to the volume of adjustable-rate mortgages originated over the last five years which are now nearing their interest-rate-reset dates as well as the impact of declining rates on fixed-rate mortgage products. However, based on home sale trends during 2007 and through the filing date of this Form 10-K, we expect that home sale volumes and our purchase originations will decrease during 2008. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information.)

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-K. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and Scratch and Dent Loans, negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of the underlying loans as well as the execution of related secondary market loan sales. The valuation of Mortgage loans held for sale, net as of December 31, 2007 reflected this discounted pricing, with the most significant pricing discounts related to Scratch and Dent Loans and closed-end second lien loans. The unpaid principal balance of Scratch and Dent Loans and closed-end second lien loans decreased from $355 million as of September 30, 2007 to $86 million as of December 31, 2007, primarily due to the sale or securitization of these loans during the fourth quarter of 2007.

In the first half of August 2007, we modified our underwriting guidelines and/or our consumer pricing across all products while discontinuing certain less liquid mortgage products. Since mid-August 2007 to the filing date of this Form 10-K, substantially all new commitments to fund new originations were comprised almost exclusively of prime loan products, both conforming and non-conforming. The deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. We expect that this shift in production efforts to more traditional prime loan products by these originators will result in increased competition in the mortgage industry, which could have a negative impact on profit margins for our Mortgage Production segment during 2008. While we have adjusted pricing and margin expectations for new mortgage loan originations to reflect current secondary mortgage market conditions, market developments negatively impacted Gain on sale of mortgage loans, net in 2007, and may continue to have a negative impact during 2008. (See “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information.)

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. As of the filing date of this Form 10-K, we signed 14 new mortgage outsourcing relationships in 2007 and 2008, which we expect will result in approximately $1.3 billion of incremental mortgage origination volume in 2008. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships or will realize the expected incremental origination volume.

During 2007, we experienced an increase in foreclosure losses and related credit reserves primarily due to an increase in loss severity due to a decline in housing prices in 2007 compared to 2006 and increased foreclosure frequency due to higher mortgage loan delinquencies. Foreclosure losses during 2007 were $20 million compared to $17 million during 2006. During 2007, foreclosure related reserves increased by $13 million to $49 million as of December 31, 2007. We expect delinquency and foreclosure rates to remain high during 2008, and, as a result, we expect that we will continue to experience higher foreclosure losses in 2008 as compared to prior periods. These developments could also have a negative impact on our reinsurance business as further declines in real estate values and a continued negative economic outlook could adversely impact borrowers’ ability to repay mortgage loans. During 2007, reinsurance related reserves increased by $15 million to $32 million, which is reflective of these recent trends, and we expect reinsurance related reserves to continue to increase during 2008.

During the years ended December 31, 2007 and 2006, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. During 2007, we eliminated approximately 400 jobs primarily in our Mortgage Production segment and shut down certain facilities. As a result, we incurred $13 million of severance, outplacement and facility shutdown costs during 2007, which we estimate will benefit 2008 pre-tax results by approximately $21 million. Other cost-reduction initiatives implemented during 2006 favorably impacted our pre-tax results for the year ended December 31, 2007 by $36 million.

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

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our mortgage production revenues. Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “— Market and Credit Risk,” “Item 1A. Risk Factors— Risks Related to our Business—Our business is affected by fluctuations in interest rates, and if we fail to manage our exposure to changes in interest rates effectively, our business, financial position, results of operations or cash flows could be adversely affected.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

We originate certain of our truck and equipment leases with the intention of syndicating to banks and other financial institutions. When we sell operating leases, we sell the underlying assets and assign any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, we record the proceeds from the sale as revenue and recognize an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded. Under certain of these sales agreements, we retain a portion of the residual risk in connection with the fair value of the asset at lease termination.

Fleet Market Trends

The size of the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2007, 2006 and 2005 Fact Books. We do not expect any changes in this trend during 2008. Growth in our Fleet Management Services segment is driven principally by increased market share in the Large Fleet (greater than 500 units) and National Fleet (75 to 500 units) Markets and increased fee-based services, which growth we anticipate will be negatively impacted during 2008 by the uncertainty generated by the terminated Merger.

The costs associated with ABCP issued by the multi-seller conduits, which fund the Chesapeake Series 2006-1 and Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted in 2008 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result we expect that these costs may adversely impact the results of operations for our Fleet Management Services segment.

Vicarious Liability

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in one major province in Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. It is unclear at this time whether any of these three jurisdictions will enact legislation imposing limited or an alternative form of liability on vehicle lessors. In addition, the scope, application and enforceability of this federal law have not been fully tested. For example, a state trial court in New York has ruled that the law is unconstitutional. On February 1, 2008, the intermediate New York Court of Appeals reversed the trial court and upheld the constitutionality of the federal law. The ultimate disposition of this New York case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. A similar law went into effect in the Province of British Columbia effective November 8, 2007. The British Columbia law also includes a cap of $1 million on a lessor’s liability. In December 2007, the Province of Alberta legislature adopted a vicarious liability bill with provisions similar to the Ontario and British Columbia statutes, including a cap of $1 million on a lessor’s liability, but an effective date has not yet been established. The scope, application and enforceability of these provincial laws have not been fully tested.

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

Results of Operations—2007 vs. 2006

Consolidated Results

Our consolidated results of operations for 2007 and 2006 were comprised of the following:

	Year Ended
	December 31,
	2007	2006	Change
	(In millions)

Net revenues	$2,240	$2,288	$(48)
Total expenses	2,285	2,292	(7)

Loss before income taxes and minority interest	(45)	(4)	(41)
(Benefit from) provision for income taxes	(34)	10	(44)

Loss before minority interest	$(11)	$(14)	$3

During 2007, our Net revenues decreased by $48 million (2%) compared to 2006, due to a decrease of $124 million in our Mortgage Production segment that was partially offset by increases of $45 million and $31 million in our Mortgage Servicing and Fleet Management Services segments, respectively. Our Loss before income taxes and minority interest increased by $41 million during 2007 compared to 2006 due to a $74 million unfavorable change in our Mortgage Production segment and a $12 million increase in other expenses related to the terminated Merger not allocated to our reportable segments that were partially offset by favorable changes of $31 million and $14 million in our Mortgage Servicing and Fleet Management Services segments, respectively.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Consolidated Statement of Operations for the year ended December 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they were not material, individually or in the aggregate to any of the periods affected, specifically the years ended December 31, 2006, 2005, 2003 or 2002.

Our effective income tax rates were (76.1)% and 249.1% for 2007 and 2006, respectively. The (Benefit from) provision for income taxes changed favorably by $44 million to a Benefit from income taxes of $34 million in 2007 from a Provision for income taxes of $10 million in 2006 primarily due to the following: (i) a $10 million decrease in expense related to income tax contingency reserves in 2007 as compared to 2006; (ii) a $15 million increase in federal income tax benefit due to the unfavorable change in Loss before income taxes and minority interest, (iii) a

$20 million decrease in the valuation allowance for deferred tax assets (primarily due to the utilization of loss carryforwards as a result of taxable income generated during 2007) as compared to a $1 million increase in the valuation allowance during 2006 and (iv) due to our mix of income and loss from our operations by entity and state income tax jurisdictions, there was a significant difference between the state income tax effective rates during 2007 and 2006.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Year Ended			Year Ended
	December 31,			December 31,
	2007	2006	Change	2007	2006	Change
			(In millions)

Mortgage Production segment	$205	$329	$(124)	$(225)	$(152)	$(73)
Mortgage Servicing segment	176	131	45	75	44	31

Total Mortgage Services	381	460	(79)	(150)	(108)	(42)
Fleet Management Services segment	1,861	1,830	31	116	102	14

Total reportable segments	2,242	2,290	(48)	(34)	(6)	(28)
Other(2)	(2)	(2)	—	(12)	—	(12)

Total Company	$2,240	$2,288	$(48)	$(46)	$(6)	$(40)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Year Ended
	December 31,
	2007	2006
	(In millions)

Loss before income taxes and minority interest	$(45)	$(4)
Minority interest in income of consolidated entities, net of income taxes	1	2

Segment loss	$(46)	$(6)

(2)	Amounts included in Other represent intersegment eliminations and amounts not allocated to our reportable segments. Segment loss of $12 million reported under the heading Other for 2007 represents expenses related to the terminated Merger.

Mortgage Production Segment

Net revenues decreased by $124 million (38%) during 2007 compared to 2006. As discussed in greater detail below, the decrease in Net revenues was due to a $104 million decrease in Gain on sale of mortgage loans, net, a $19 million increase in Mortgage net finance expense and a $2 million decrease in Mortgage fees that were partially offset by a $1 million increase in Other income.

Segment loss increased by $73 million (48%) during 2007 compared to 2006 as the $124 million decrease in Net revenues was partially offset by a $50 million (10%) decrease in Total expenses and a $1 million (50%) decrease in Minority interest in income of consolidated entities, net of income taxes. The $50 million reduction in Total expenses was primarily due to decreases of $31 million in Other operating expenses, $12 million in Salaries and related expenses and $6 million in Other depreciation and amortization.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$29,207	$32,390	$(3,183)	(10)%
Fee-based closings	10,338	8,872	1,466	17%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Purchase closings	$25,692	$28,509	$(2,817)	(10)%
Refinance closings	13,853	12,753	1,100	9%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Fixed rate	$25,525	$23,336	$2,189	9%
Adjustable rate	14,020	17,926	(3,906)	(22)%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Number of loans closed (units)	182,885	206,063	(23,178)	(11)%

Average loan amount	$216,228	$200,238	$15,990	8%

Loans sold	$30,346	$31,598	$(1,252)	(4)%

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Mortgage fees	$127	$129	$(2)	(2)%

Gain on sale of mortgage loans, net	94	198	(104)	(53)%

Mortgage interest income	171	184	(13)	(7)%
Mortgage interest expense	(190)	(184)	(6)	(3)%

Mortgage net finance expense	(19)	—	(19)	n/m(1)

Other income	3	2	1	50%

Net revenues	205	329	(124)	(38)%

Salaries and related expenses	195	207	(12)	(6)%
Occupancy and other office expenses	49	50	(1)	(2)%
Other depreciation and amortization	15	21	(6)	(29)%
Other operating expenses	170	201	(31)	(15)%

Total expenses	429	479	(50)	(10)%

Loss before income taxes	(224)	(150)	(74)	(49)%
Minority interest in income of consolidated entities, net of income taxes	1	2	(1)	(50)%

Segment loss	$(225)	$(152)	$(73)	(48)%

(1)	n/m—Not meaningful.

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

Mortgage fees decreased by $2 million (2%) as the effect of a 10% decrease in loans closed to be sold (fee income is deferred until the loans are sold in accordance with SFAS No. 91) that was partially offset by a 17% increase in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during 2007 compared to 2006. The $1.7 billion decrease in total closings from 2006 to 2007 was attributable to a $2.8 billion (10%) decrease in purchase closings that was partially offset by a $1.1 billion (9%) increase in refinance closings. The decline in purchase closings was due to the decline in overall housing purchases during 2007 compared to 2006. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K for more information.)

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

▪	(Loss) gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), changes in the fair value of the mortgage loans would be recorded;

▪	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

▪	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

(Loss) gain on loans sold	$(171)	$4	$(175)	n/m(1)
Initial value of capitalized servicing	433	410	23	6%
Recognition of deferred fees and costs, net	(168)	(216)	48	22%

Gain on sale of mortgage loans, net	$94	$198	$(104)	(53)%

(1)	n/m—Not meaningful.

Gain on sale of mortgage loans, net decreased by $104 million (53%) from 2006 to 2007 due to a $175 million unfavorable change in (loss) gain on loans sold that was partially offset by a $48 million decrease in the recognition of deferred fees and costs and a $23 million increase in the initial value of capitalized servicing. The decrease in Gain on sale of mortgage loans, net during 2007 compared to 2006 was primarily the result of adverse secondary mortgage market conditions.

The $175 million unfavorable change in (loss) gain on loans sold during 2007 compared to 2006 was the result of a $65 million decline in the market value of Scratch and Dent Loans that were sold or are expected to be sold at a discount, a $51 million decline in margins on non-conforming and Alt-A loans, a $32 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans and a $27 million decline in margins on other loans sold. The lower margins recognized during 2007 compared to 2006 were primarily attributable to competitive pricing pressures. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $32 million unfavorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to an increase in losses recognized from $6 million during 2006 to $38 million during 2007.

The $48 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $23 million increase in the initial value of capitalized servicing was caused by an increase of 13 basis points (“bps”) in the initial capitalized servicing rate during 2007 compared to 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from 2006 to 2007 was primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment increased by $19 million during 2007 compared to 2006 due to a $13 million (7%) decrease in Mortgage interest income and a $6 million (3%) increase in Mortgage interest expense. The $13 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale. The $6 million increase in Mortgage interest expense was attributable to an increase of $13 million due to a higher cost of funds from our outstanding borrowings that was partially offset by a decrease of $7 million due to lower average borrowings. The higher cost of funds from our outstanding borrowings was primarily attributable to higher credit spreads on our short-term debt, increased amortization of deferred financing costs and an increase in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average one-month LIBOR, which is used as a benchmark for short-term rates, increased by 15 bps during 2007 compared to 2006.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses decreased by $12 million (6%) during 2007 compared to 2006 as employee attrition, a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives caused a $55 million decline that was partially offset by a $43 million decrease in deferred expenses under SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during 2007 was primarily due to a lower volume of loans closed to be sold and the impact of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91 and consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses decreased by $31 million (15%) during 2007 compared to 2006 primarily due to a decrease in allocations for corporate overhead, the decrease in total closings and the impact of cost-reduction initiatives. Allocations for corporate overhead during 2006 included a $6 million loss on the extinguishment of debt, as well as higher professional services fees related to the completion of our 2005 Form 10-K and related matters.

Mortgage Servicing Segment

Net revenues increased by $45 million (34%) during 2007 compared to 2006. As discussed in greater detail below, the increase in Net revenues was due to a $66 million favorable change in Valuation adjustments related to mortgage servicing rights, a $3 million increase in Other income and a $2 million increase in Mortgage net finance income that were partially offset by a $26 million decrease in Loan servicing income.

Segment profit increased by $31 million (70%) during 2007 compared to 2006 due to the $45 million increase in Net revenues that was partially offset by a $14 million (16%) increase in Total expenses. The $14 million increase in Total expenses was due to a $17 million increase in Other operating expenses that was partially offset by a decrease of $3 million in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Average loan servicing portfolio	$163,107	$159,269	$3,838	2%

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Mortgage interest income	$182	$181	$1	1%
Mortgage interest expense	(85)	(86)	1	1%

Mortgage net finance income	97	95	2	2%

Loan servicing income	489	515	(26)	(5)%

Change in fair value of mortgage servicing rights	(509)	(334)	(175)	(52)%
Net derivative gain (loss) related to mortgage servicing rights	96	(145)	241	n/m(1)

Valuation adjustments related to mortgage servicing rights	(413)	(479)	66	14%

Net loan servicing income	76	36	40	111%

Other income	3	—	3	n/m(1)

Net revenues	176	131	45	34%

Salaries and related expenses	29	32	(3)	(9)%
Occupancy and other office expenses	10	10	—	—
Other depreciation and amortization	2	2	—	—
Other operating expenses	60	43	17	40%

Total expenses	101	87	14	16%

Segment profit	$75	$44	$31	70%

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by our reinsurance subsidiary) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income increased by $2 million (2%) during 2007 compared to 2006, primarily due to lower interest expense allocated on debt used to fund our MSRs resulting from a lower balance of MSRs in 2007 compared to 2006.

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

The components of Loan servicing income were as follows:

	Year Ended
	December 31,
	2007	2006	Change	% Change
	(In millions)

Net service fee revenue	$494	$485	$9	2%
Late fees and other ancillary servicing revenue	21	45	(24)	(53)%
Curtailment interest paid to investors	(40)	(45)	5	11%
Net reinsurance income	14	30	(16)	(53)%

Loan servicing income	$489	$515	$(26)	(5)%

Loan servicing income decreased by $26 million (5%) from 2007 to 2006 due to decreases in late fees and other ancillary servicing revenue and net reinsurance income that were partially offset by an increase in net service fee revenue and a decrease in curtailment interest paid to investors. The $24 million decrease in late fees and other ancillary servicing revenue was primarily related to the recognition of a $21 million realized loss, including direct expenses, on the sale of $433 million of MSRs during 2007. The $16 million decrease in net reinsurance income during 2007 compared to 2006 was primarily due to an increase in the liability for reinsurance losses. The increase in net service fee revenue was primarily related to the 2% increase in the average loan servicing portfolio during 2007 compared to 2006.

As of December 31, 2007, we had $1.5 billion of MSRs associated with $126.5 billion of the unpaid principal balance of the underlying mortgage loans. We periodically evaluate our risk exposure and capital requirements related to our MSRs to determine the appropriate amount of MSRs to retain on our Balance Sheet. During 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment in 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $315 million and $373 million during 2007 and 2006, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was an unfavorable change of $194 million during 2007 and a favorable change of $39 million during 2006. The unfavorable change during 2007 was primarily due to the impact of a decrease in the spread between mortgage coupon rates and the underlying risk-free interest rate and a decrease in mortgage interest rates leading to higher expected prepayments. The favorable change during 2006 was primarily attributable to an increase in mortgage interest rates leading to lower expected prepayments. The 10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates decreased by 68 bps during 2007 compared to an increase of 32 bps during 2006.

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights: We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-K for more information.)

The value of derivatives related to our MSRs increased by $96 million during 2007 and decreased by $145 million during 2006. As described below, our net results from MSRs risk management activities were losses of $98 million and $106 million during 2007 and 2006, respectively. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at December 31, 2007.

The following table outlines Net loss on MSRs risk management activities:

	Year Ended
	December 31,
	2007	2006
	(In millions)

Net derivative gain (loss) related to mortgage servicing rights	$96	$(145)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(194)	39

Net loss on MSRs risk management activities	$(98)	$(106)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses decreased by $3 million (9%) during 2007 compared to 2006 primarily due to a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned and allocations for overhead. Other operating expenses increased by $17 million (40%) during 2007 compared to 2006. This increase was primarily attributable to a $14 million increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity due to a decline in housing prices in 2007 compared to 2006 and increased foreclosure frequency due to higher mortgage loan delinquencies.

Fleet Management Services Segment

Net revenues increased by $31 million (2%) during 2007 compared to 2006. As discussed in greater detail below, the increase in Net revenues was due to increases of $14 million in Other income, $11 million in Fleet lease income and $6 million in Fleet management fees.

Segment profit increased by $14 million (14%) during 2007 compared to 2006 as the $31 million increase in Net revenues was partially offset by a $17 million (1%) increase in Total expenses. The $17 million increase in Total expenses was primarily due to increases of $36 million in Depreciation on operating leases, $18 million in Fleet interest expense and $7 million in Salaries and related expenses that were partially offset by a $43 million decrease in Other operating expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
	2007	2006	Change	% Change
	(In thousands of units)

Leased vehicles	342	334	8	2%
Maintenance service cards	326	339	(13)	(4)%
Fuel cards	330	325	5	2%
Accident management vehicles	334	331	3	1%

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Fleet management fees	$164	$158	$6	4%
Fleet lease income	1,598	1,587	11	1%
Other income	99	85	14	16%

Net revenues	1,861	1,830	31	2%

Salaries and related expenses	92	85	7	8%
Occupancy and other office expenses	18	18	—	—
Depreciation on operating leases	1,264	1,228	36	3%
Fleet interest expense	215	197	18	9%
Other depreciation and amortization	12	13	(1)	(8)%
Other operating expenses	144	187	(43)	(23)%

Total expenses	1,745	1,728	17	1%

Segment profit	$116	$102	$14	14%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $6 million (4%) during 2007 compared to 2006, due to a $4 million increase in revenue from our principal fee-based products and a $2 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $11 million (1%) during 2007 compared to 2006, primarily due to higher total lease billings resulting from higher interest rates on variable-interest rate leases and new leases and a 2% increase in leased vehicles that were partially offset by a $40 million decrease in lease syndication volume. The decrease in lease syndication volume during 2007 compared to 2006 was due to a decrease in heavy truck lease originations driven by lower industry-wide customer demand.

Other Income

Other income consists principally of the revenue generated by our dealerships and other miscellaneous revenues. Other income increased by $14 million (16%) during 2007 compared to 2006, primarily due to increased interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $7 million (8%) during 2007 compared to 2006, primarily due to increases in base and variable compensation.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during 2007 increased by $36 million (3%) compared to 2006, primarily due to the 2% increase in leased vehicles.

Fleet Interest Expense

Fleet interest expense increased by $18 million (9%) during 2007 compared to 2006, primarily due to rising short-term interest rates and increased borrowings associated with the 2% increase in leased vehicles.

Other Operating Expenses

Other operating expenses decreased by $43 million (23%) during 2007 compared to 2006, primarily due to a decrease in cost of goods sold as a result of the decrease in lease syndication volume. Other operating expenses in 2007 were also impacted by a $10 million reduction in accruals due to the resolution of foreign non-income based tax contingencies.

Results of Operations—2006 vs. 2005

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

During 2006, our Net revenues decreased by $183 million (7%) compared to 2005, primarily due to decreases of $195 million and $105 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by a $119 million increase in our Fleet Management Services segment. In addition, Net revenues during 2006 included the elimination of $2 million in intersegment revenues recorded by the Mortgage Servicing segment. Our Income from continuing operations before income taxes and minority interest during 2005 included $41 million of Spin-Off related expenses, which were excluded from the results of our reportable segments. Our (Loss) income from continuing operations before income taxes and minority interest unfavorably changed by $163 million during 2006 compared to 2005 due to unfavorable changes of $132 million and $96 million in our Mortgage Production and Mortgage Servicing segments, respectively, that were partially offset by the Spin-Off related expenses recorded in 2005, a favorable change of $22 million in our Fleet Management Services segment and a $2 million decrease in other expenses not allocated to our reportable segments.

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, we identified and corrected errors related to prior periods. The effect of correcting these errors on the Consolidated Statement of Operations for the year ended December 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. We evaluated the impact of the adjustments and determined that they were not material, individually or in the aggregate to any of the years affected, specifically the years ended December 31, 2006, 2005, 2003 or 2002.

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

Segment Results

Discussed below are the results of operations for each of our reportable segments. Certain income and expenses not allocated to our reportable segments and intersegment eliminations are reported under the heading Other. Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, our management began evaluating the operating results of each of our reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provision or benefit and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to interim marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These interim marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the Marketing Agreement thereafter govern the manner in which the Mortgage Venture and PHH Mortgage are recommended by Realogy. (See “Item 1. Business—Arrangements with Realogy—Strategic Relationship Agreement” and “—Marketing Agreements” for a discussion of the terms on which the Mortgage Venture and PHH Mortgage are recommended by Realogy.)

Our segment results were as follows:

	Net Revenues
	Year Ended			Segment (Loss) Profit(1)
	December 31,			Year Ended December 31,
	2006	2005	Change	2006	2005	Change
	(In millions)

Mortgage Production segment	$329	$524	$(195)	$(152)	$(17)	$(135)
Mortgage Servicing segment	131	236	(105)	44	140	(96)

Total Mortgage Services	460	760	(300)	(108)	123	(231)
Fleet Management Services segment	1,830	1,711	119	102	80	22

Total reportable segments	2,290	2,471	(181)	(6)	203	(209)
Other(2)	(2)	—	(2)	—	(43)	43

Total Company	$2,288	$2,471	$(183)	$(6)	$160	$(166)

(1)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Year Ended
	December 31,
	2006	2005
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(4)	$159
Minority interest in income (loss) of consolidated entities, net of income taxes	2	(1)

Segment (loss) profit	$(6)	$160

(2)	Amounts included in Other represent intersegment eliminations and amounts not allocated to our reportable segments. Segment loss reported under the heading Other for 2005 was primarily $41 million of Spin-Off related expenses.

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

Gain on Sale of Mortgage Loans, Net

Gain on sale of mortgage loans, net consists of the following:

▪	Gain on loans sold, including the changes in the fair value of all loan-related derivatives including our IRLCs, freestanding loan-related derivatives and loan derivatives designated in a hedge relationship. See Note 10, “Derivatives and Risk Management Activities” in the Notes to Consolidated Financial Statements included in this Form 10-K. To the extent the derivatives are considered effective hedges under SFAS No. 133, changes in the fair value of the mortgage loans would be recorded;

▪	The initial value of capitalized servicing, which represents a non-cash increase to our MSRs. Subsequent changes in the fair value of MSRs are recorded in Net loan servicing income in the Mortgage Servicing segment and

▪	Recognition of net loan origination fees and expenses previously deferred under SFAS No. 91.

The components of Gain on sale of mortgage loans, net were as follows:

	Year Ended December 31,
	2006	2005	Change	% Change
	(In millions)

Gain on loans sold	$4	$70	$(66)	(94)%
Initial value of capitalized servicing	410	425	(15)	(4)%
Recognition of deferred fees and costs, net	(216)	(195)	(21)	(11)%

Gain on sale of mortgage loans, net	$198	$300	$(102)	(34)%

Gain on sale of mortgage loans, net decreased by $102 million (34%) in 2006 compared to 2005. Gain on loans sold net of the recognition of deferred fees and costs (the effects of SFAS No. 91) declined by $87 million from 2005 to 2006 driven by a $116 million decline due to lower margins on loans sold that was partially offset by a $29 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans. Typically, when industry loan volumes decline due to a rising interest rate environment or other factors, competitive pricing pressures occur as mortgage companies compete for fewer customers, which results in lower margins. The $29 million favorable variance from economic hedge ineffectiveness resulting from our risk management activities related to IRLCs and mortgage loans was due to a decrease in losses recognized from $35 million in 2005 to $6 million in 2006. A $15 million decrease in the initial value of capitalized servicing was caused by a decrease in the volume of loans sold, partially offset by an increase of 10 bps in the initial capitalized servicing rate in 2006 compared to 2005. The increase in the initial capitalized servicing rate during 2006 is primarily related to the increase in interest rates in 2006 as compared to 2005.

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

Segment profit increased by $22 million (28%) in 2006 compared to 2005 due to the $119 million increase in Net revenues, partially offset by a $97 million (6%) increase in Total expenses. The $97 million increase in Total expenses was primarily due to increases of $58 million and $48 million in Fleet interest expense and Depreciation on operating leases, respectively, that were partially offset by a $7 million decrease in Other operating expenses.

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

Liquidity and Capital Resources

General

Our liquidity is dependent upon our ability to fund maturities of indebtedness, to fund growth in assets under management and business operations and to meet contractual obligations. We estimate how these liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to changes in our business operations, levels of interest rates and unanticipated events. The primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of MSRs. Sources of liquidity include equity capital including retained earnings, the unsecured debt markets, bank lines of credit, secured borrowings including the asset-backed debt markets and the liquidity provided by the sale or securitization of assets. The recent disruption in certain asset-backed security market segments and the resulting impact on the availability of funding generally for financial services companies may limit our access to one or more of the funding sources discussed above. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted in 2008 compared to such costs prior to the disruption in the credit markets. (See “Item 1. Business—Recent Developments” for a discussion of recent developments in the credit markets.)

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

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2008 to be between $20 million and $28 million.

Cash Flows

At December 31, 2007, we had $149 million of Cash and cash equivalents, an increase of $26 million from $123 million at December 31, 2006. The following table summarizes the changes in Cash and cash equivalents during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006	Change
	(In millions)

Cash provided by (used in):
Operating activities	$2,663	$748	$1,915
Investing activities	(1,206)	(1,574)	368
Financing activities	(1,432)	841	(2,273)
Effect of changes in exchange rates on Cash and cash equivalents	1	1	—

Net increase in Cash and cash equivalents	$26	$16	$10

Operating Activities

During 2007, we generated $1.9 billion more cash from operating activities than during 2006 primarily due to a $1.3 billion net cash inflow related to the origination and sale of mortgage loans that occurred during 2007. During 2006, net cash outflows related to the origination and sale of mortgage loans were $545 million. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During 2007, we used $368 million less cash in investing activities than during 2006. The decrease in cash used in investing activities was primarily attributable to a $284 million decrease in cash used by our Fleet Management Services segment to acquire vehicles, a $214 million increase in proceeds from the sale of MSRs due to partial receipts from the sale of MSRs during 2007 (as described in “— Results of Operations—2007 vs. 2006—Segment Results—Mortgage Servicing Segment—Loan Servicing Income”) and a $203 million increase in net settlement proceeds from derivatives related to MSRs that were partially offset by a $266 million decrease in proceeds from the sale of investment vehicles by our Fleet Management Services Segment and a $74 million increase in cash paid for the purchase of derivatives related to MSRs.

Financing Activities

During 2007, we used $1.4 billion of cash in our financing activities compared to generating $841 million during 2006. This change in cash flows was primarily due to a $1.4 billion increase in principal payments on borrowings and a $992 million net decrease in short-term borrowings in 2007 compared to a $384 million increase during 2006 that were partially offset by a $500 million increase in proceeds from borrowings.

Cash used in financing activities during 2007 was impacted by a decrease in the financing requirements necessary to fund loans closed to be sold during 2007 compared to 2006. Additionally, principal payments on borrowings and proceeds from borrowings increased by $2.7 billion and $2.5 billion, respectively, due to changes in the utilization levels of asset-backed debt arrangements used by the Mortgage Venture during 2007 compared to 2006. During 2007, the Mortgage Venture increased its utilization of a facility that requires it to borrow and repay balances upon the origination and sale of each underlying loan funded by the facility and decreased its utilization of a line of credit agreement that is drawn upon and repaid solely when there are changes in the Mortgage Venture’s overall financing needs. For more information about the Mortgage Venture’s asset-backed debt arrangements, see “— Indebtedness—Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt.” During 2006, we incurred $3.2 billion of debt to redeem the outstanding term notes, variable funding notes and subordinated notes issued by Chesapeake Finance Holdings LLC and Terrapin Funding LLC.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). We also issue non-agency (or non-conforming) MBS and asset-backed securities. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the SEC, and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans provide substantial liquidity for our mortgage loan production operations. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets.

See “— Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” and “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2007	2006
	(In millions)

Restricted cash	$579	$559
Mortgage loans held for sale, net	1,564	2,936
Net investment in fleet leases	4,224	4,147
Mortgage servicing rights	1,502	1,971
Investment securities	34	35

Assets under management programs	$7,903	$9,648

The following tables summarize the components of our indebtedness as of December 31, 2007 and 2006:

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of both December 31, 2007 and 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion. The debt issued as of December 31, 2007 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. As of December 31, 2007, the agreement governing the Series 2006-1 notes, with a capacity of $2.9 billion, was scheduled to expire on March 4, 2008 (the “Series 2006-1 Scheduled Expiry Date”). On November 30, 2007, the agreement governing the Series 2006-2 notes, with a capacity of $1.0 billion, was amended to extend the expiration date to November 28, 2008 (the “Series 2006-2 Scheduled Expiry Date” and together with the Series 2006-1 Scheduled Expiry Date, the “Scheduled Expiry Dates”), increase the commitment and program fee rates and modify other covenants and terms. On February 28, 2008, we amended the agreement governing the Chesapeake Series 2006-1 notes to extend the Series 2006-1 Scheduled Expiry Date to February 26, 2009. The amendment also increased the commitment and program fee rates and modified other covenants and terms. Because the interest component of our Fleet leasing revenue is generally benchmarked to broader market indices and not the interest rates associated with our vehicle management asset-backed debt, we expect that the increase in fee rates will increase Fleet interest expense without a corresponding increase in Fleet leasing revenue during the terms of the Series 2006-1 and Series 2006-2 notes. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows”). These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% as of both December 31, 2007 and 2006.

The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt or (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent. (See “Item 1. Business—Recent Developments” and “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

As of December 31, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $352 million of unused capacity available.

During the year ended December 31, 2006, we recorded a $4 million loss on the extinguishment of certain vehicle management asset-backed debt that is included in Other operating expenses in the accompanying Consolidated Statement of Operations.

Mortgage Warehouse Asset-Backed Debt

We maintain a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is funded by a multi-seller conduit and is used to finance mortgage loans originated by PHH Mortgage, our wholly owned subsidiary. On October 29, 2007, we amended the Mortgage Repurchase Facility by executing the Sixth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Amended and Restated Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements decreased the capacity of the Mortgage Repurchase Facility from $750 million to $550 million through November 29, 2007 and to $275 million thereafter, modified the eligibility of the underlying mortgage loan collateral and modified certain other covenants and terms. As of December 31, 2007, borrowings under the Mortgage Repurchase Facility were $251 million and were collateralized by underlying mortgage loans and related assets of $280 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of December 31, 2007 and 2006, borrowings under this variable-rate facility bore interest at 5.1% and 5.4%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

On November 1, 2007, we entered into a $1 billion committed mortgage repurchase facility by executing the Master Repurchase Agreement and Guaranty (together, the “Greenwich Repurchase Facility”). As of December 31, 2007, borrowings under the Greenwich Repurchase Facility were $532 million and were collateralized by underlying mortgage loans and related assets of $551 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. Borrowings under this variable-rate facility bore interest at 5.4% as of December 31, 2007. The Greenwich Repurchase Facility expires on October 30, 2008. The assets collateralizing the Greenwich Repurchase Facility are not available to pay our general obligations.

On February 28, 2008, we entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty (together, the “Citigroup Repurchase Facility”). The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis upon the agreement of the parties. The Citigroup Repurchase Facility includes covenants comparable to the Amended Credit Facility. The assets collateralizing the Citigroup Repurchase Facility are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of December 31, 2007, borrowings under the Mortgage Venture Repurchase Facility were $304 million and were collateralized by underlying mortgage loans and related assets of $343 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.4% as of both December 31, 2007 and 2006. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. On October 5, 2007, the capacity of this line of credit was reduced from $200 million to $150 million. As of

December 31, 2007, borrowings under this secured line of credit were $17 million and were collateralized by underlying mortgage loans and related assets of $60 million, primarily included in Mortgage loans held for sale, net in the accompanying Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 5.5% and 6.2% as of December 31, 2007 and 2006, respectively. This line of credit agreement expires on October 3, 2008.

Bishop’s Gate was a consolidated bankruptcy remote special purpose entity that was utilized to warehouse mortgage loans originated by us prior to their sale into the secondary market. The activities of Bishop’s Gate were limited to (i) purchasing mortgage loans from our mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As a result of events in the mortgage industry during the second half of 2007 which reduced investor demand for securities issued by single-seller mortgage warehouse facilities, we completed transitioning our mortgage financing programs from Bishop’s Gate facilities to alternative mortgage warehouse asset-backed debt arrangements by voluntarily terminating the Bishop’s Gate debt arrangements on December 20, 2007 (the “Redemption Date”). On the Redemption Date, we retired $400 million of term notes issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate (the “Bishop’s Gate Notes”) and $50 million of subordinated certificates issued by Bishop’s Gate (the “Bishop’s Gate Certificates”). As of December 31, 2006, the Bishop’s Gate Notes aggregated $400 million and were variable-rate instruments. The weighted-average interest rate on the Bishop’s Gate Notes as of December 31, 2006 was 5.7%. As of December 31, 2006, the Bishop’s Gate Certificates aggregated $50 million and were primarily fixed-rate instruments. The weighted-average interest rate on the Bishop’s Gate Certificates as of December 31, 2006 was 5.6%. As of December 31, 2006, commercial paper issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $688 million. Bishop’s Gate commercial paper were fixed-rate instruments which generally matured within 90 days of issuance. The weighted-average interest rate on the Bishop’s Gate commercial paper as of December 31, 2006 was 5.4%. The Bishop’s Gate Liquidity Agreement expired on November 30, 2007, Bishop’s Gate ceased issuing commercial paper at that time.

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

As of December 31, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $1.8 billion, and we had approximately $679 million of unused capacity available.

Unsecured Debt

Historically, the public debt markets have been a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of December 31, 2007, we had a total of approximately $765 million in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of February 25, 2008 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

As of February 25, 2008, the ratings outlooks on our unsecured debt provided by both Moody’s Investors Service and Fitch Ratings were Negative and Standard & Poor’s was on CreditWatch with developing implications. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

Term Notes

The outstanding carrying value of term notes as of December 31, 2007 and 2006 consisted of $633 million and $646 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of December 31, 2007, the outstanding MTNs were scheduled to mature between January 2008 and April 2018. The effective rate of interest for the MTNs outstanding as of December 31, 2007 and 2006 was 6.9% and 6.8%, respectively.

Commercial Paper

Our policy is to maintain available capacity under our committed credit facilities (described below) to fully support our outstanding unsecured commercial paper. In addition, should the commercial paper markets be unavailable to us, our committed unsecured credit facilities provide an alternative source of liquidity. We had unsecured commercial paper obligations of $132 million and $411 million as of December 31, 2007 and 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2007 and 2006 was 6.0% and 5.7%, respectively. However, there has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

We are party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $840 million and $404 million as of December 31, 2007 and 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s

Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

On January 22, 2007, Standard & Poor’s downgraded its rating on our senior unsecured long-term debt from BBB to BBB-. As a result, the fees and interest rates on borrowings under the Amended Credit Facility increased. After the downgrade, borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees increased to 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

We also maintained an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required us to pay per annum utilization fees if our usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. We were also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility was based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. We repaid the $200 million outstanding balance on the Supplemental Credit Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under our credit facilities.

We were party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility was based upon our senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required us to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during the year ended December 31, 2006, we paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on our senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on our outstanding borrowings based on certain of our senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As a result of this amendment, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps. We repaid the $415 million outstanding balance on the Tender Support Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under our credit facilities.

We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at December 31, 2007 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,792	$338	$2,130
Between one and two years	1,065	—	1,065
Between two and three years	845	5	850
Between three and four years	555	840	1,395
Between four and five years	316	—	316
Thereafter	94	429	523

	$4,667	$1,612	$6,279

As of December 31, 2007, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,908	$3,556	$352
Mortgage warehouse	1,790	1,111	679
Unsecured Committed Credit Facilities (2)	1,301	980	321

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $132 million which fully supports the outstanding unsecured commercial paper issued by us as of December 31, 2007. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to our continuous offering shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC. Although we became current in our filing status with the SEC on June 28, 2007, this shelf registration statement will not be available to us until we are a timely filer under the Exchange Act for twelve consecutive months. We may, however, access the public debt markets through the filing of other registration statements.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2007, we were in compliance with all of our financial covenants related to our debt arrangements.

Under certain of our financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the lenders or trustees have the right to notify us if they believe we have breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, we believe we would have various periods in which to cure such events of default. If we do not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of our debt could be accelerated and our ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of our Financing Agreements would trigger cross-default provisions under certain of our other Financing Agreements.

Restrictions on Paying Dividends

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2007. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture, we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility and the Mortgage Venture Repurchase Facility each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2007, we do not believe that these restrictions will materially limit dividend payments on our Common stock in the foreseeable future. However, we do not anticipate paying any cash dividends on our Common stock in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007.

	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Asset-backed debt(1)(2)	$1,792	$1,065	$845	$555	$316	$94	$4,667
Unsecured debt(1)(3)	338	—	5	840	—	429	1,612
Operating leases(4)	22	21	19	19	17	99	197
Capital leases(1)	1	—	—	—	—	—	1
Other purchase commitments(5)(6)	17	9	8	—	—	—	34

	$2,170	$1,095	$877	$1,414	$333	$622	$6,511

(1)	The table above excludes future cash payments related to interest expense. Interest payments during the year ended December 31, 2007 totaled $487 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A substantial portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements.

(2)	Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2007, except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed. See “— Liquidity and Capital Resources—Indebtedness” and Note 14, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Represents the contractual maturities for unsecured debt arrangements as of December 31, 2007. See “— Liquidity and Capital Resources—Indebtedness” and Note 14, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Includes operating leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S. Also includes leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and six smaller regional locations throughout the U.S. See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(5)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(6)	Excludes our liability for unrecognized income tax benefits, which totaled $22 million as of December 31, 2007, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information regarding our liability for unrecognized income tax benefits.

In the normal course of business, we enter into commitments to either originate or purchase mortgage loans at specified rates. As of December 31, 2007, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.0 billion. Additionally, as of December 31, 2007, we had commitments to fund open home equity lines of credit of $194 million and construction loans of $32 million.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $2.8 billion of forward delivery commitments as of December 31, 2007 generally will be settled within 90 days of the individual commitment date.

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

Mortgage Servicing Rights

An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. The fair value of the MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), our historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. We incorporate a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time. As of December 31, 2007, the implied forward interest rates project an increase of approximately 19 bps in the yield of the 10-year Treasury over the next 12 months. Changes in the yield curve will result in changes to the forward rates implied from that yield curve.

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

Changes in the estimated fair value of the MSRs based upon variations in the assumptions (e.g., future interest rate levels, implied volatility, prepayment speeds) cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Changes in one assumption may result in changes to another, which may magnify or counteract the fair value sensitivity analysis and would make such an analysis not meaningful. Additionally, further declines in interest rates due to a weakening economy and geopolitical risks, which result in an increase in refinancing activity or changes in assumptions, could adversely impact the valuation. The fair value of our MSRs was approximately $1.5 billion as of December 31, 2007 and the total portfolio associated with our capitalized MSRs approximated $126.5 billion as of December 31, 2007 (see Note 7, “Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements included in this Form 10-K for the effect of any changes to the value of this asset during 2007, 2006 and 2005). The effects of certain adverse potential changes in the estimated fair value of our MSRs are detailed in Note 9, “Mortgage Loan Securitizations” in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we assess the carrying value of our Goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess Goodwill for such impairment by comparing the carrying value of our reporting units to their fair value. Due to the integration and reorganization of the operations of First Fleet into our other fleet management services operations during the third quarter of 2006, we changed our reporting unit structure to aggregate all fleet management services operations into one reporting unit. Prior to this change, our reporting units were First Fleet, the Fleet Management Services segment excluding First Fleet, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. When determining the fair value of our reporting units, we utilize discounted cash flows and incorporate assumptions that we believe marketplace participants would utilize. When available and as appropriate, we use comparative market multiples and other factors to corroborate the discounted cash flow results. The aggregate carrying value of our Goodwill was $86 million at December 31, 2007. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and income tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period. As of December 31, 2007 and 2006, we had valuation allowances of $69 million and $63 million, respectively, which primarily represent state net operating loss carryforwards that we believe will more likely than not go unutilized.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. We must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. We are required to record a liability for unrecognized income tax benefits for the amount of the benefit included in our previously filed income tax returns and in our financial results expected to be included in income tax returns to be filed for periods through the date of our Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. Prior to the adoption of FIN 48, we recorded liabilities for income tax contingencies when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated.

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

To the extent we prevail in matters for which income tax contingency liabilities have been established or are required to pay amounts in excess of our income tax contingency liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable income tax settlement would require the use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our income tax contingency liabilities. An income tax settlement for an amount lower than our income tax contingency liabilities would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective income tax rate. Liabilities for income tax contingencies, including accrued interest and penalties, were $22 million and $27 million as of December 31, 2007 and 2006, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information regarding the adoption of FIN 48.

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

Loan Servicing Portfolio

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

While the majority of the mortgage loans serviced by us were sold without recourse, we have a program in which we provide credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $2.4 billion as of December 31, 2007. In addition, the outstanding balance of loans sold with recourse by us was $485 million as of December 31, 2007.

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

As of December 31, 2007, we had a liability of $36 million, included in Other liabilities in the accompanying Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Mortgage Loans Held for Sale

MLHS are recorded in the accompanying Consolidated Balance Sheets at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. The market value is estimated using quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. Since the market value of MLHS considers consumer credit risk, we do not record a separate allowance for loan loss.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2007, mortgage loans in foreclosure were $78 million, net of an allowance for probable losses of $10 million, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Real Estate Owned

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2007, real estate owned were $39 million, net of an $11 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2007. As of December 31, 2007, a liability of $32 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	Total
	(Dollars in millions)

Unpaid principal balance(1)	$3,514	$1,639	$1,563	$1,399	$1,920	$10,035
Maximum potential exposure to reinsurance losses(1)	$409	$105	$65	$40	$46	$665
Average FICO score(2)	707	697	698	696	697	701
Delinquencies(2)(3)	3.46%	3.36%	3.93%	3.82%	1.17%	3.32%
Foreclosures/real estate owned/bankruptcies(2)	1.81%	1.93%	2.11%	1.76%	0.06%	1.68%

(1)	As of December 31, 2007.

(2)	Calculated based on September 30, 2007 data.

(3)	Represents delinquent mortgage loans subject to reinsurance as a percentage of the total unpaid principal balance.

See Note 17, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2007. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three fiscal years.

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

As of December 31, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used December 31, 2007 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2007 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale, net	$18	$12	$7	$(10)	$(21)	$(47)
Interest rate lock commitments	12	10	7	(11)	(24)	(61)
Forward loan sale commitments	(39)	(26)	(15)	20	43	96

Total Mortgage loans held for sale, net, interest rate lock commitments and related derivatives	(9)	(4)	(1)	(1)	(2)	(12)

Mortgage servicing rights	(459)	(234)	(116)	108	203	354
Mortgage servicing rights derivatives	284	155	78	(89)	(174)	(316)

Total Mortgage servicing rights and related derivatives	(175)	(79)	(38)	19	29	38

Mortgage-backed securities	(1)	—	—	—	—	1

Total mortgage assets	(185)	(83)	(39)	18	27	27
Total vehicle assets	20	10	5	(5)	(10)	(19)
Total liabilities	(5)	(3)	(1)	2	3	5

Total, net	$(170)	$(76)	$(35)	$15	$20	$13

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in Items 8 and 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Philadelphia, PA
February 29, 2008

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues
Mortgage fees	$127	$129	$185
Fleet management fees	164	158	150

Net fee income	291	287	335

Fleet lease income	1,598	1,587	1,468

Gain on sale of mortgage loans, net	94	198	300

Mortgage interest income	351	363	302
Mortgage interest expense	(267)	(270)	(209)

Mortgage net finance income	84	93	93

Loan servicing income	489	515	479

Amortization and recovery of impairment of mortgage servicing rights	—	—	(217)
Change in fair value of mortgage servicing rights	(509)	(334)	—
Net derivative gain (loss) related to mortgage servicing rights	96	(145)	(82)

Amortization and valuation adjustments related to mortgage servicing rights, net	(413)	(479)	(299)

Net loan servicing income	76	36	180

Other income	97	87	95

Net revenues	2,240	2,288	2,471

Expenses
Salaries and related expenses	326	336	389
Occupancy and other office expenses	77	78	78
Depreciation on operating leases	1,264	1,228	1,180
Fleet interest expense	213	195	139
Other depreciation and amortization	29	36	40
Other operating expenses	376	419	445
Spin-Off related expenses	—	—	41

Total expenses	2,285	2,292	2,312

(Loss) income from continuing operations before income taxes and minority interest	(45)	(4)	159
(Benefit from) provision for income taxes	(34)	10	87

(Loss) income from continuing operations before minority interest	(11)	(14)	72
Minority interest in income (loss) of consolidated entities, net of income taxes of $(1), $(1) and $1	1	2	(1)

(Loss) income from continuing operations	(12)	(16)	73
Loss from discontinued operations, net of income taxes of $0	—	—	(1)

Net (loss) income	$(12)	$(16)	$72

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.29)	$1.38
Loss from discontinued operations	—	—	(0.02)

Net (loss) income	$(0.23)	$(0.29)	$1.36

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.23)	$(0.29)	$1.36
Loss from discontinued operations	—	—	(0.02)

Net (loss) income	$(0.23)	$(0.29)	$1.34

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$149	$123
Restricted cash	579	559
Mortgage loans held for sale, net	1,564	2,936
Accounts receivable, net of allowance for doubtful accounts of $6 and $3	686	462
Net investment in fleet leases	4,224	4,147
Mortgage servicing rights	1,502	1,971
Investment securities	34	35
Property, plant and equipment, net	61	64
Goodwill	86	86
Other assets	472	377

Total assets	$9,357	$10,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$533	$494
Debt	6,279	7,647
Deferred income taxes	697	766
Other liabilities	287	307

Total liabilities	7,796	9,214

Commitments and contingencies (Note 17)	—	—
Minority interest	32	31

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,078,637 shares issued and outstanding at December 31, 2007; 53,506,822 shares issued and outstanding at December 31, 2006	1	1
Additional paid-in capital	972	961
Retained earnings	527	540
Accumulated other comprehensive income	29	13

Total stockholders’ equity	1,529	1,515

Total liabilities and stockholders’ equity	$9,357	$10,760

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2004	1,000	$—	$830	$1,102	$(11)	$—	$1,921
Comprehensive income:
Net income	—	—	—	72	—	—
Currency translation adjustment	—	—	—	—	2	—
Unrealized gains on available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Minimum pension liability adjustment, net of income taxes of $(3)	—	—	—	—	(4)	—
Total comprehensive income							71
Stock split, 52,684-for-1, effected January 28, 2005 related to the Spin-Off	52,683,398	1	(1)	—	—	—	—
Distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	(617)	24	—	(593)
Cash contribution from Cendant	—	—	100	—	—	—	100
Stock option expense related to Spin-Off	—	—	4	—	—	—	4
Deferred compensation from Cendant in connection with the Spin-Off	—	—	27	—	—	(27)	—
Stock compensation expense	—	—	1	—	—	7	8
Stock options exercised, including excess tax benefit of $(2)	797,964	—	17	—	—	—	17
Restricted stock award vesting, net of excess tax benefit of $(1)	182,565	—	(1)	—	—	—	(1)
Restricted stock award grants, net of forfeitures	—	—	11	—	—	(11)	—
Purchases of Common stock	(256,199)	—	(5)	(1)	—	—	(6)

Balance at December 31, 2005	53,408,728	1	983	556	12	(31)	1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Comprehensive loss:
Net loss	—	—	—	(16)	—	—
Currency translation adjustment	—	—	—	—	(1)	—
Minimum pension liability adjustment, net of income taxes of $1	—	—	—	—	2	—
Total comprehensive loss							(15)
Stock compensation expense	—	—	9	—	—	—	9
Stock options exercised, including excess tax benefit of $0	65,520	—	1	—	—	—	1
Restricted stock award vesting, net of excess tax benefit of $0	32,574	—	(1)	—	—	—	(1)

Balance at December 31, 2006	53,506,822	$1	$961	$540	$13	$—	$1,515

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	(Loss)	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Compensation	Equity

Balance at December 31, 2006 (continued from previous page)	53,506,822	$1	$961	$540	$13	$—	$1,515
Effect of adoption of FIN 48	—	—	—	(1)	—	—	(1)
Comprehensive income:
Net loss	—	—	—	(12)	—	—
Currency translation adjustment	—	—	—	—	17	—
Unrealized losses on available-for-sale securities, net of income taxes of $(2)	—	—	—	—	(3)	—
Reclassification of realized holding gains on sales of available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Change in unfunded pension liability, net of income taxes of $1	—	—	—	—	1	—
Total comprehensive income							4
Stock compensation expense	—	—	6	—	—	—	6
Stock options exercised, including excess tax benefit of $(1)	323,186	—	7	—	—	—	7
Restricted stock award vesting, net of excess tax benefit of $(1)	248,629	—	(2)	—	—	—	(2)

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$—	$1,529

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities of continuing operations:
Net (loss) income	$(12)	$(16)	$72
Adjustment for discontinued operations	—	—	1

(Loss) income from continuing operations	(12)	(16)	73
Adjustments to reconcile (Loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Stock option expense related to the Spin-Off	—	—	4
Capitalization of originated mortgage servicing rights	(433)	(411)	(425)
Amortization and recovery of impairment of mortgage servicing rights	—	—	217
Net unrealized loss on mortgage servicing rights and related derivatives	413	479	82
Vehicle depreciation	1,264	1,228	1,180
Other depreciation and amortization	29	36	40
Origination of mortgage loans held for sale	(29,320)	(33,388)	(37,737)
Proceeds on sale of and payments from mortgage loans held for sale	30,643	32,843	37,341
Other adjustments and changes in other assets and liabilities, net	79	(23)	(44)

Net cash provided by operating activities of continuing operations	2,663	748	731

Cash flows from investing activities of continuing operations:
Investment in vehicles	(2,255)	(2,539)	(2,518)
Proceeds on sale of investment vehicles	869	1,135	1,095
Purchase of mortgage servicing rights	(40)	(16)	(97)
Proceeds on sale of mortgage servicing rights	235	21	—
Cash paid on derivatives related to mortgage servicing rights	(252)	(178)	(294)
Net settlement proceeds from derivatives related to mortgage servicing rights	280	77	228
Purchases of property, plant and equipment	(23)	(26)	(20)
Net assets acquired, net of cash acquired of $0, $0 and $0, and acquisition-related payments	—	(2)	(7)
(Increase) decrease in Restricted cash	(20)	(62)	358
Other, net	—	16	9

Net cash used in investing activities of continuing operations	(1,206)	(1,574)	(1,246)

Cash flows from financing activities of continuing operations:
Net (decrease) increase in short-term borrowings	(992)	384	533
Proceeds from borrowings	23,684	23,184	9,207
Principal payments on borrowings	(24,108)	(22,707)	(9,516)
Issuances of Company Common stock	6	1	15
Purchases of Company Common stock	—	—	(6)
Capital contribution from Cendant	—	—	100
Other, net	(22)	(21)	32

Net cash (used in) provided by financing activities of continuing operations	$(1,432)	$841	$365

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,
	2007	2006	2005

Effect of changes in exchange rates on Cash and cash equivalents of continuing operations	$1	$1	$—

Cash provided by (used in) discontinued operations:
Operating activities	—	—	184
Investing activities	—	—	(30)
Financing activities	—	—	(242)

Net cash used in discontinued operations	—	—	(88)

Net increase (decrease) in Cash and cash equivalents	26	16	(238)

Cash and cash equivalents at beginning of period:
Continuing operations	123	107	257
Discontinued operations	—	—	88

Total Cash and cash equivalents at beginning of period	123	107	345

Cash and cash equivalents at end of period:
Continuing operations	149	123	107
Discontinued operations	—	—	—

Total Cash and cash equivalents at end of period	$149	$123	$107

Supplemental Disclosure of Cash Flows Information:
Interest payments(1)	$487	$463	$344
Income tax (refunds) payments, net	(13)	12	84

(1)	Excludes a $44 million make-whole payment made during the year ended December 31, 2005 that is discussed further in Note 3, “Spin-Off from Cendant.”

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (“PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

▪	Mortgage Production — provides mortgage loan origination services and sells mortgage loans.

▪	Mortgage Servicing — provides servicing activities for originated and purchased loans.

▪	Fleet Management Services — provides commercial fleet management services.

For periods presented in these Consolidated Financial Statements prior to February 1, 2005, PHH was a wholly owned subsidiary of Cendant Corporation that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. During 2006, Cendant Corporation changed its name to Avis Budget Group, Inc.; however, within these Notes to Consolidated Financial Statements, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.” On February 1, 2005, PHH began operating as an independent, publicly traded company pursuant to a spin-off from Cendant (the “Spin-Off”). During 2005, prior to the Spin-Off, PHH underwent an internal reorganization whereby it distributed its former relocation and fuel card businesses to Cendant, and Cendant contributed its former appraisal business, Speedy Title & Appraisal Review Services LLC (“STARS”), to PHH.

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as Minority interest in the Consolidated Balance Sheets and Minority interest in income (loss) of consolidated entities, net of income taxes in the Consolidated Statements of Operations. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Cendant’s contribution of STARS to PHH was accounted for as a transfer of net assets between entities under common control. Accordingly, the financial position and results of operations for STARS are included in the Consolidated Financial Statements in continuing operations for all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the financial position and results of operations of the Company’s former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented (see Note 24, “Discontinued Operations” for more information).

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

During the preparation of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006, the Company identified and corrected errors related to prior periods. The effect of correcting these errors on the Consolidated Statement of Operations for the year ended December 31, 2006 was to reduce Net loss by $3 million (net of income taxes of $2 million). The corrections included an adjustment for franchise tax accruals previously recorded during the years ended December 31, 2002 and 2003 and certain other miscellaneous adjustments related to the year ended December 31, 2005. The Company evaluated the impact of the adjustments

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and determined that they were not material, individually or in the aggregate to any of the years affected, specifically the years ended December 31, 2006, 2005, 2003 or 2002.

Recent Market Events

The aggregate demand for mortgage loans in the United States (the “U.S.”) is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. During the second half of the year ended December 31, 2007, developments in the market for many types of mortgage loans drove down the demand for these loans. In addition, there has also been a reduced demand for certain mortgage products and mortgage-backed securities in the secondary market, which has reduced liquidity for these assets.

Adverse conditions in the U.S. housing market, disruptions in the credit markets and corrections in certain asset-backed security market segments resulted in substantial valuation reductions during 2007, most significantly on mortgage backed securities. Market credit spreads have recently gone from historically tight to historically wide levels. The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to mortgage-backed securities. As a result of the deterioration in the asset-backed securities market, the costs associated with asset-backed commercial paper issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes, in particular, were negatively impacted beginning in the third quarter of 2007.

Management has considered the effects of these market developments in the preparation of the Consolidated Financial Statements.

Changes In Accounting Policies

Accounting for Hybrid Instruments.  In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 permits an entity to elect fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would have required bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 was effective January 1, 2007. The adoption of SFAS No. 155 did not impact the Company’s Consolidated Financial Statements.

Uncertainty in Income Taxes.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. The Company must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The Company is required to record a liability for unrecognized income tax benefits for the amount of the benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represented a change in accounting principle and was recorded as an adjustment to the opening balance of Retained earnings.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1 million increase in its liability for unrecognized income tax benefits, a

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$26 million increase to its deferred income tax assets and a $26 million increase to its valuation allowance against those deferred income tax assets, resulting in a $1 million net decrease in Retained earnings as of January 1, 2007. The activity in the Company’s liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of:

Year Ended
December 31,
2007
(In millions)

Balance, beginning of period	$27
Effect of adoption of FIN 48	1
Current year activity related to tax positions taken during prior years	(6)

Balance, end of period	$22

All of the Company’s unrecognized income tax benefits, both as of January 1, 2007, after the adoption of FIN 48, and as of December 31, 2007, would impact the Company’s effective income tax rate if these unrecognized income tax benefits were recognized or if valuation allowances are reduced if the Company determines that it is more likely than not that all or a portion of the deferred income tax assets will be realized.

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

The Company recognizes interest and penalties related to unrecognized income tax benefits in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2007 and 2006, the Company’s estimated liability for the potential payment of interest and penalties was $3 million and $1 million, respectively, which was included in the liability for unrecognized income tax benefits. The amount of interest and penalties included in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 was $2 million and $1 million, respectively. There were no interest and penalties included in the Provision for income taxes in the Consolidated Statement of Operations for the year ended December 31, 2005.

The Company became a consolidated income tax filer with the Internal Revenue Service (the “IRS”) and certain state jurisdictions subsequent to the Spin-Off. All federal and certain state income tax filings prior thereto were part of Cendant’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement (as defined and discussed in Note 17, “Commitments and Contingencies”). All periods subsequent to the Spin-Off are subject to examination by the IRS and state jurisdictions. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and Canada. As of December 31, 2007, the Company’s foreign and state income tax filings were subject to examination for periods including and subsequent to 2002, dependent upon jurisdiction.

Share-Based Payments.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the Spin-Off and since Cendant’s adoption on January 1, 2003 of the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the transitional provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company was allocated compensation expense upon Cendant’s issuance of stock-based awards to the Company’s employees. As a result, the Company has been

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recording stock-based compensation expense since January 1, 2003 for employee stock awards that were granted or modified subsequent to December 31, 2002.

On March 29, 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Effective April 21, 2005, the SEC issued an amendment to Rule 4-01(a) of Regulation S-X amending the effective date for compliance with SFAS No. 123(R) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.

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

SFAS No. 156 was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Earlier adoption was permitted as

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the beginning of an entity’s fiscal year, provided the entity had not yet issued financial statements, including interim financial statements for any period of that fiscal year. The Company adopted SFAS No. 156 effective January 1, 2006. As a result of adopting SFAS No. 156, servicing rights created through the sale of originated loans are recorded at the fair value of the servicing right on the date of sale whereas prior to the adoption, the servicing rights were recorded based on the relative fair values of the loans sold and the servicing rights retained. The Company services residential mortgage loans, which represent its single class of servicing rights and has elected the fair value measurement method for subsequently measuring these servicing rights. The election of the fair value measurement method will subject the Company’s earnings to increases and decreases in the value of its servicing assets. Previously, servicing rights were (i) carried at the lower of cost or fair value based on defined strata, (ii) amortized in proportion to estimated net servicing income and (iii) evaluated for impairment at least quarterly. The effects of measuring servicing rights at fair value after the adoption of SFAS No. 156 are recorded in Change in fair value of mortgage servicing rights in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006. The effects of carrying servicing rights at the lower of cost or fair value prior to the adoption of SFAS No. 156 are recorded in Amortization and recovery of impairment of mortgage servicing rights in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

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

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions. Upon adopting SFAS No. 159, the Company elected to measure certain eligible items at fair value, including all of its mortgage loans held for sale (“MLHS”) and investment securities. The Company expects to decrease Retained earnings by approximately $5 million, net of income taxes, as of January 1, 2008 for the cumulative effect of adopting SFAS No. 159 in its Consolidated Financial Statements related to the recognition of deferred expenses, net of deferred revenue, for the origination of MLHS.

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” by permitting companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from the same master netting arrangement as the derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted. Retrospective application is required for all prior period financial statements presented. The adoption of FSP FIN 39-1 will not impact the Company’s Consolidated Financial Statements, as its practice of netting cash collateral against net derivative assets and liabilities under the same master netting arrangements is consistent with the provisions of FSP FIN 39-1.

Written Loan Commitments.  In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens this application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Upon adoption of SAB No. 109 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s interest rate lock commitments (“IRLCs”) issued from the adoption date forward will be included in the fair value measurement of the IRLCs at the date of issuance. Currently, the Company does not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy, applied prospectively from the adoption date to IRLCs issued after December 31, 2007, will result in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. For IRLCs issued prior to January 1, 2008, the fair value related to the servicing of the associated mortgage loans will be recognized when the IRLC is funded and the underlying mortgage loan closes.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141(R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting SFAS No. 160 on its Consolidated Financial Statements.

Expected Term for Employee Stock Options.  In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 is effective January 1, 2008. The adoption of SAB 110 will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for the application of the simplified method to future stock option grants made by the Company.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company originates certain of its truck and equipment leases with the intention of syndicating to banks and other financial institutions. When the Company sells operating leases, it sells the underlying assets and assigns any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, the Company records the proceeds from the sale as revenue and recognizes an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded in Other income. Under certain of these sales agreements, the Company retains a portion of residual risk in connection with the fair value of the asset at lease termination.

Depreciation on Operating Leases and Net Investment in Fleet Leases

Vehicles are stated at cost, net of accumulated depreciation. The initial cost of the vehicles is recorded net of incentives and allowances from vehicle manufacturers. Leased vehicles are depreciated on a straight-line basis over a term that generally ranges from 3 to 6 years.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within Other operating expenses in the Consolidated Statements of Operations, were $6 million, $10 million and $10 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company filed its income tax returns for the fiscal year ended December 31, 2004 and for the short period ended on the effective date of the Spin-Off as part of the Cendant consolidated federal return and certain Cendant consolidated state returns. Income tax expense for periods prior to the Spin-Off is computed as if the Company filed its federal and state income tax returns on a stand-alone basis. The Company filed a consolidated federal return and state returns, as required, for the period from February 1, 2005 through December 31, 2005 which reported only its taxable income and the taxable income of those corporations which were its subsidiaries subsequent to the Spin-Off. Subsequent to the Spin-Off, the Company files consolidated federal and state income tax returns. The Company recognizes deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes”. The Company regularly reviews the deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the (Benefit from) provision for income taxes. Income tax expense includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both tax and interest). Prior to the adoption of FIN 48, the Company accrued for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. See “— Changes in Accounting Policies” for more information regarding the adoption of FIN 48. Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive income as well as the tax effects of cumulative effects of changes in accounting principles.

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

Mortgage Loans Held for Sale

MLHS represent mortgage loans originated or purchased by the Company and held until sold to investors. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. MLHS are recorded in the Consolidated Balance Sheets at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. The cost-basis of MLHS is adjusted to reflect changes in the fair value of the loans as applicable through fair value hedge accounting. The fair value is estimated using quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. Upon the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of the underlying mortgage loans, the MSRs and servicing obligations of those loans are generally retained by the Company.

Mortgage Servicing Rights

An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio.

MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company adopted the fair value measurement method of SFAS No. 156 on January 1, 2006. In accordance with SFAS No. 156, servicing is initially recorded at fair value. Prior to the adoption of SFAS No. 156, purchased servicing was recorded at the lower of the purchase price or fair value and servicing created through the sale of an originated loan was determined by an allocation of the cost of the mortgage loan between the loan sold and the retained servicing, based on their relative fair values. Both prior to and subsequent to the adoption of SFAS No. 156, the initial capitalization of the servicing is recorded as an addition to Mortgage servicing rights in the Consolidated Balance Sheets and has a direct impact on Gain on sale of mortgage loans, net in the Consolidated Statements of Operations.

The Company services residential mortgage loans, which represent its single class of servicing rights. Beginning on January 1, 2006, all MSRs are recorded at fair value, as the Company elected the fair value measurement method for subsequently measuring these servicing rights. Valuation changes in the MSRs are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and the carrying value of the MSRs is adjusted in the Consolidated Balance Sheets as of December 31, 2007 and 2006. The fair value of the MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

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

Prior to January 1, 2006, MSRs were routinely evaluated for impairment, at least on a quarterly basis. Valuation changes in the MSRs were recognized in Amortization and recovery of impairment of mortgage servicing rights in the Consolidated Statement of Operations for the year ended December 31, 2005, and the carrying value of the MSRs was adjusted through a valuation allowance. Fair value was estimated using the method described above.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Securities

The Company’s Investment securities totaled $34 million and $35 million as of December 31, 2007 and 2006, respectively, and consisted of its retained interests in securitizations. Management determines the appropriate classification of its investments at the time acquired. The retained interests from the Company’s securitizations of residential mortgage loans, with the exception of MSRs (the accounting for which is described above under “— Mortgage Servicing Rights”), are either available-for-sale securities, trading securities or hybrid financial instruments, and, after the adoption of SFAS No. 156 on January 1, 2006, are recorded at fair value. Prior to the adoption of SFAS No. 156, gains or losses relating to the assets securitized were allocated between such assets and the retained interests based on their relative fair values on the date of sale. The Company evaluates its Investment securities for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment is recorded within Other income in the Consolidated Statements of Operations. The Company estimates the fair value of retained interests based upon the present value of expected future cash flows, which is subject to prepayment risks, expected credit losses and interest rate risks of the sold financial assets. See Note 9, “Mortgage Loan Securitizations” for more information regarding these retained interests.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Trading securities and hybrid financial instruments are recorded at fair value with unrealized gains and losses reported in Other income in the Consolidated Statements of Operations. All realized gains and losses are determined on a specific identification basis and are recorded within Other income in the Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for the Company’s building and range from 3 to 5 years for capitalized software, 2 to 19 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment.

The Company capitalizes internal software development costs during the application development stage. The costs capitalized by the Company relate to external direct costs of materials and services and employee costs related to the time spent on the project during the capitalization period. Capitalized software costs are evaluated for

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment annually or when changing circumstances indicate that amounts capitalized may be impaired. Impaired items are written down to their estimated fair values at the date of evaluation.

Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded in the Consolidated Balance Sheets as of their respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Consolidated Statements of Operations beginning on their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to Goodwill.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. As of and for the years ended December 31, 2007, 2006 and 2005, the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. Changes in the fair value of MSR-related derivatives and changes in the fair value of MSRs are included in Amortization and valuation adjustments related to mortgage servicing rights, net.

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

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $2.2 billion and $2.6 billion as of December 31, 2007 and 2006, respectively. These funds are maintained in segregated bank accounts, which are not included in the assets and liabilities of the Company. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

2.	Terminated Merger

On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell the mortgage operations of the Company (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm. Under the terms of the Merger Agreement, at closing, the Company’s stockholders would have received $31.50 per share in cash and shares of the Company’s Common stock would no longer have been listed on the New York Stock Exchange (the “NYSE”). The Merger Agreement contained certain restrictions on the Company’s ability to incur new indebtedness and to pay dividends on its Common stock as well as on the payment of intercompany dividends by certain of its subsidiaries without the prior written consent of GE.

On March 14, 2007, prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement, dated as of January 28, 2005, between the Company and The Bank of New York (the “Rights Agreement”). The amendment revised certain terms of the Rights Agreement to render it inapplicable to the Merger and the other transactions contemplated by the Merger Agreement.

In connection with the Merger, on March 14, 2007, the Company and its subsidiaries, PHH Mortgage Corporation (“PHH Mortgage”) and PHH Broker Partner Corporation (“PHH Broker Partner”), entered into a Consent and Amendment (the “Consent”) with TM Acquisition Corp., PHH Home Loans and Realogy Corporation’s subsidiaries, Realogy Real Estate Services Group, LLC, Realogy Real Estate Services Venture Partner, Inc., Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Sotheby’s International Realty Affiliates, Inc. which provided for the following: (i) consents from the parties under the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement (both as defined in Note 3, “Spin-Off from Cendant”) and the Management Services Agreement, the Trademark License Agreements and the Marketing Agreement (each as defined in Note 22, “Related Party Transactions”) (collectively, the “Realogy Agreements”) to the Merger and the related transactions contemplated thereby; (ii) certain corrective amendments to certain provisions of the Realogy Agreements as a result of Cendant’s spin-off of Realogy Corporation (NYSE: H) (“Realogy”) into an independent publicly traded company (the “Realogy Spin-Off”) and certain other

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments to change in control, non-compete, fee and other provisions in the Realogy Agreements and (iii) undertakings as to certain other actions and agreements with respect to the foregoing consents and amendments. (On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions.) The amendments to the Realogy Agreements effected pursuant to the Consent would have been effective immediately prior to the closing of the Mortgage Sale immediately following the completion of the Merger.

On March 14, 2007, PHH Mortgage also entered into a Waiver and Amendment Agreement (the “Waiver”) with Merrill Lynch Credit Corporation (“Merrill Lynch”), which provided for the following: (i) the waiver of Merrill Lynch’s rights in connection with a change in control of the Company and PHH Mortgage under a servicing rights purchase and sale agreement between PHH Mortgage and Merrill Lynch, a portfolio servicing agreement between PHH Mortgage and Merrill Lynch, an origination assistance agreement between PHH Mortgage and Merrill Lynch (the “OAA”), a loan purchase and sale agreement between PHH Mortgage and Merrill Lynch and an Equity Access and Omega loan subservicing agreement between PHH Mortgage and Merrill Lynch (collectively, the “Merrill Lynch Agreements”) as a result of the Merger, the Mortgage Sale and the related transactions contemplated thereby; (ii) an amendment to the OAA that would have been effective as of the closing of the Mortgage Sale immediately following the completion of the Merger and (iii) undertakings as to certain other actions, including further negotiation of certain amendments to the Merrill Lynch Agreements and other agreements with respect to the foregoing amendments.

On September 17, 2007, the Company notified its stockholders of a development that affected the Merger. It was a condition of the closing of the Merger that Pearl Acquisition be ready, willing and able to consummate the Mortgage Sale. On September 14, 2007, the Company received a copy of a letter sent that day to GE by Pearl Acquisition stating that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale. Pearl Acquisition stated in the letter that it believed these revised interpretations could result in a shortfall of up to $750 million in available debt financing as compared to the amount of financing viewed as being committed at the signing of the Merger Agreement. Pearl Acquisition stated in the letter that it believed that the revised interpretations were inconsistent with the terms of the debt commitment letter and intended to continue its efforts to obtain the debt financing contemplated by the debt commitment letter as well as to explore the availability of alternative debt financing. Pearl Acquisition further stated in the letter that it was not optimistic at that time that its efforts would be successful.

On September 26, 2007, the Merger and the Merger Agreement were approved by the Company’s stockholders.

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million and the Company agreed to pay BCP V up to $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company is entitled to receive the work product that those consultants provided to BCP V and Pearl Acquisition. As a result of the termination of the Merger Agreement, the amendment to the Rights Agreement, the Consent and the Waiver are void and no longer effective.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Spin-Off from Cendant

On January 31, 2005, each holder of Cendant common stock received one share of PHH Common stock for every twenty shares of Cendant common stock held on January 19, 2005, the record date for the distribution. The Spin-Off was effective on February 1, 2005.

In connection with the Spin-Off, PHH and Cendant’s real estate services division became parties to the Mortgage Venture. Effective July 31, 2006, Cendant completed the Realogy Spin-Off. The structure and operation of the Mortgage Venture was not impacted by the Realogy Spin-Off. The Mortgage Venture originates and sells mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT Incorporated (“NRT”) and its owned relocation business, Cartus Corporation (formerly known as Cendant Mobility Services Corporation) (“Cartus”). The Mortgage Venture commenced operations in October 2005. The Company contributed assets and transferred employees that have historically supported originations from NRT and Cartus to the Mortgage Venture in October 2005. PHH Broker Partner, a wholly owned subsidiary of PHH, owns 50.1% of the Mortgage Venture, and Realogy Services Venture Partner, Inc. (“Realogy Venture Partner”), a wholly owned subsidiary of Realogy, owns the remaining 49.9%. The Mortgage Venture is principally governed by the terms of the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (as amended, the “Mortgage Venture Operating Agreement”) and a strategic relationship agreement whereby Realogy and the Company have agreed on non-competition, indemnification and exclusivity arrangements (the “Strategic Relationship Agreement”). Under the Strategic Relationship Agreement, Realogy agreed that the residential commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by Title Resource Group LLC (formerly known as Cendant Settlement Services Group) and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with Realogy Services Group LLC (formerly known as Cendant Real Estate Services Group, LLC) and Realogy Venture Partner (formerly known as Cendant Real Estate Services Venture Partner, Inc.) (together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) acting in such capacity, (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity) and (iii) all U.S.-based employees of Cendant. See Note 22, “Related Party Transactions” for more information regarding the Mortgage Venture.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	(Loss) Earnings Per Share

Basic (loss) earnings per share was computed by dividing net (loss) earnings during the period by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share was computed by dividing net (loss) earnings by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The number of weighted-average shares outstanding for each of the three years ended December 31, 2007, 2006 and 2005 reflects a 52,684-for-one stock split effected January 28, 2005, in connection with and in order to consummate the Spin-Off (see Note 18, “Stock-Related Matters”). The effect of potentially dilutive common shares related to Cendant’s stock options and restricted stock units that were exchanged for the Company’s stock options and restricted stock units at the time of the Spin-Off were included in the computation of diluted earnings per share for periods prior to the Spin-Off. The weighted-average computations of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2007 and 2006 exclude approximately 3.3 million and 3.8 million outstanding stock-based awards, respectively, as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted (loss) earnings per share calculations for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In millions, except share and per share data)

(Loss) income from continuing operations	$(12)	$(16)	$73

Weighted-average common shares outstanding—basic	53,938,844	53,647,666	53,018,376
Effect of potentially dilutive securities:
Stock options	—	—	505,313
Restricted stock units	—	—	240,927

Weighted-average common shares outstanding—diluted	53,938,844	53,647,666	53,764,616

Basic (loss) earnings per share from continuing operations	$(0.23)	$(0.29)	$1.38

Diluted (loss) earnings per share from continuing operations	$(0.23)	$(0.29)	$1.36

5.	Goodwill and Other Intangible Assets

Intangible assets consisted of:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Customer lists	$40	$14	$26	$40	$11	$29
Other	15	14	1	17	15	2

	$55	$28	$27	$57	$26	$31

Unamortized Intangible Assets:
Goodwill	$86			$86
Trademarks	16			16

	$102			$102

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity associated with Goodwill, by segment, during the years ended December 31, 2007 and 2006:

	Fleet
	Management	Mortgage
	Services	Production	Total
	(In millions)

Goodwill at January 1, 2006	$26	$61	$87
Change during 2006	(1)	—	(1)

Goodwill at December 31, 2006 and 2007	$25	$61	$86

Amortization expense included within Other depreciation and amortization relating to all intangible assets excluding MSRs (see Note 7, “Mortgage Servicing Rights”) was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Customer lists	$3	$2	$2
Other	1	3	2

	$4	$5	$4

Based on the Company’s amortizable intangible assets as of December 31, 2007, the Company expects the related amortization expense for each of the next five fiscal years to approximate $3 million, $2 million, $2 million, $2 million and $2 million, respectively.

6.	Mortgage Loans Held for Sale

Mortgage loans held for sale, net consisted of:

	December 31,
	2007	2006
	(In millions)

Mortgage loans held for sale	$1,446	$2,676
Home equity lines of credit	43	141
Construction loans	59	101
Net deferred loan origination fees and expenses	16	18

Mortgage loans held for sale, net	$1,564	$2,936

At December 31, 2007, the Company pledged $1.2 billion of Mortgage loans held for sale, net as collateral in asset-backed debt arrangements.

7.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Balance, beginning of period	$146,836	$145,827	$138,494
Additions	32,316	31,212	43,157
Payoffs, sales and curtailments(1)	(52,612)	(30,203)	(35,824)

Balance, end of period	$126,540	$146,836	$145,827

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $29.2 billion and $1.9 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the years ended December 31, 2007 and 2006, respectively. There were no sales of MSRs during the year ended December 31, 2005.

The activity in the Company’s capitalized MSRs consisted of:

	Year Ended December 31,
	2007(1)	2006(1)	2005(2)
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,971	$2,152	$2,173
Effect of adoption of SFAS No. 156	—	(243)	—
Additions	473	427	522
Changes in fair value due to:
Realization of expected cash flows	(315)	(373)	—
Changes in market inputs or assumptions used in the valuation model	(194)	39	—
Sales and deletions	(433)	(31)	(2)
Amortization	—	—	(433)
Other-than-temporary impairment	—	—	(108)

Balance, end of period	1,502	1,971	2,152

Valuation Allowance:
Balance, beginning of period	—	(243)	(567)
Effect of adoption of SFAS No. 156	—	243	—
Recovery of impairment	—	—	216
Other-than-temporary impairment	—	—	108

Balance, end of period	—	—	(243)

Mortgage servicing rights, net	$1,502	$1,971	$1,909

(1)	After the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

(2)	Prior to the adoption of SFAS No. 156 effective January 1, 2006, MSRs were recorded at the lower of fair value or amortized basis based on defined strata. See Note 1, “Summary of Significant Accounting Policies.”

The significant assumptions used in estimating the fair value of MSRs at December 31, 2007 and 2006 were as follows (in annual rates):

	December 31,
	2007	2006

Prepayment speed	20%	19%
Discount rate	12%	10%
Volatility	20%	13%

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

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net service fee revenue	$494	$485	$467
Late fees	21	20	18
Other ancillary servicing revenue(1)	—	25	12

(1)	Includes realized net losses of $21 million, including direct expenses, on the sale of $433 million of MSRs during the year ended December 31, 2007 and $4 million of realized net gains on the sale of $31 million of MSRs during the year ended December 31, 2006. There were no sales of MSRs during the year ended December 31, 2005.

As of December 31, 2007, the Company’s MSRs had a weighted-average life of approximately 4.6 years. Approximately 72% of the MSRs associated with the loan servicing portfolio as of December 31, 2007 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Year Ended December 31,
	2007	2006

Initial capitalization rate of additions to MSRs	1.46%	1.37%

	December 31,
	2007	2006

Capitalized servicing rate (based on fair value)	1.19%	1.34%
Capitalized servicing multiple (based on fair value)	3.7	4.2
Weighted-average servicing fee (in basis points)	32	32

The net impact to the Consolidated Statements of Operations resulting from changes in the fair value of the Company’s MSRs, amortization and related derivatives was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Amortization of mortgage servicing rights	$—	$—	$(433)
Recovery of impairment of mortgage servicing rights	—	—	216
Changes in fair value of mortgage servicing rights due to:
Realization of expected cash flows	(315)	(373)	—
Changes in market inputs or assumptions used in the valuation model	(194)	39	—
Net derivative gain (loss) related to mortgage servicing rights (See Note 10)	96	(145)	(82)

Amortization and valuation adjustments related to mortgage servicing rights, net	$(413)	$(479)	$(299)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Balance, beginning of period(1)	$160,222	$154,843	$143,056
Additions(2)(3)	35,350	35,804	48,155
Payoffs, sales and curtailments(2)(4)	(36,389)	(32,555)	(36,368)
Addition of certain subserviced home equity loans as of June 30, 2006(1)	—	2,130	—

Balance, end of period(1)	$159,183	$160,222	$154,843

Portfolio Composition

	December 31,
	2007	2006
	(In millions)

Owned servicing portfolio	$129,572	$150,533
Subserviced portfolio(5)	29,611	9,689

Total servicing portfolio	$159,183	$160,222

Fixed rate	$103,406	$100,960
Adjustable rate	55,777	59,262

Total servicing portfolio	$159,183	$160,222

Conventional loans	$146,630	$148,760
Government loans	8,417	7,423
Home equity lines of credit	4,136	4,039

Total servicing portfolio	$159,183	$160,222

Weighted-average interest rate	6.1%	6.1%

Portfolio Delinquency(6)

	December 31,
	2007		2006
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.22%	1.93%	2.19%	1.93%
60 days	0.53%	0.46%	0.46%	0.38%
90 or more days	0.48%	0.41%	0.36%	0.29%

Total delinquency	3.23%	2.80%	3.01%	2.60%

Foreclosure/real estate owned/bankruptcies	1.02%	0.87%	0.80%	0.58%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are included in the portfolio balance as of December 31, 2007 and 2006. The amount of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006 and 2005 was approximately $2.5 billion and $2.7 billion, respectively.

(2)	Excludes activity related to certain home equity loans subserviced for others described above in the six months ended June 30, 2006 and the year ended December 31, 2005.

(3)	During the fourth quarter of 2005, the Company purchased the loan servicing portfolio of CUNA Mutual Mortgage Corporation (“CUNA”) and assumed its servicing and subservicing contracts. The aggregate loan servicing portfolio purchased from CUNA was $9.7 billion, including a $2.9 billion subserviced portfolio.

(4)	Includes $29.2 billion and $1.9 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the years ended December 31, 2007 and 2006, respectively. There were no sales of MSRs during the year ended December 31, 2005. See Note 7, “Mortgage Servicing Rights” for more information regarding the sale of MSRs.

(5)	During the year ended December 31, 2007, the Company sold the MSRs associated with $19.3 billion of the unpaid principal balance of underlying mortgage loans; however, because the Company is subservicing these loans until the MSRs are transferred from the Company’s systems to the purchaser’s systems, which is expected to occur in the second quarter of 2008, these loans are included in the Company’s mortgage loan servicing portfolio balance as of December 31, 2007.

(6)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

9.	Mortgage Loan Securitizations

The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. The Company did not retain any interests from securitizations other than MSRs during the years ended December 31, 2006 or 2005. Key economic assumptions used during the years ended December 31, 2007, 2006 and 2005 to measure the fair value of the Company’s retained interests in mortgage loans at the time of the securitization were as follows:

	Year Ended December 31,
	2007		2006	2005
	Mortgage-
	Backed
	Securities	MSRs	MSRs	MSRs

Prepayment speed	18-28%	7-56%	8-51%	6-45%
Weighted-average life (in years)	2.4-10.4	1.3-6.6	1.5-6.6	1.7-8.0
Discount rate	17-46%	10-12%	10%	10-12%
Volatility	N/A	12-20%	13-16%	16-19%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key economic assumptions used in subsequently measuring the fair value of the Company’s retained interests in securitized mortgage loans at December 31, 2007 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Mortgage-
	Backed
	Securities	MSRs
	(Dollars in millions)

Fair value of retained interests	$34	$1,502
Weighted-average life (in years)	2.8	4.6
Annual servicing fee	N/A	0.32%
Prepayment speed (annual rate)	2-30%	20%
Impact on fair value of 10% adverse change	$(3)	$(88)
Impact on fair value of 20% adverse change	(6)	(167)
Discount rate (annual rate)	6-46%	12%
Impact on fair value of 10% adverse change	$(2)	$(50)
Impact on fair value of 20% adverse change	(4)	(96)
Volatility (annual rate)	N/A	20%
Impact on fair value of 10% adverse change	N/A	$(26)
Impact on fair value of 20% adverse change	N/A	(50)

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

The following table presents information about delinquencies and components of securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the year ended December 31, 2007:

Principal
	Total	Amount 60		Average
	Principal	Days or More	Net Credit	Principal
	Amount	Past Due(1)	Losses	Balance
(In millions)

Residential mortgage loans(2)	$1,614	$21	$—	$1,671

(1)	Amounts are based on total securitized assets at December 31, 2007.

(2)	Excludes securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Proceeds from new securitizations	$27,588	$28,238	$31,803
Servicing fees received(1)	494	485	467
Other cash flows received on retained interests(2)	4	6	7
Purchases of delinquent or foreclosed loans	(136)	(164)	(141)
Servicing advances	(605)	(495)	(606)
Repayment of servicing advances	591	508	622

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized pre-tax gains of $94 million, $198 million and $300 million, respectively, related to the securitization of residential mortgage loans which are recorded as Gain on sale of mortgage loans, net in the Consolidated Statements of Operations.

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

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses the following instruments in its risk management activities related to its IRLCs and MLHS:

▪	Forward loan sales commitments: represent obligations to sell mortgage-backed securities at specified prices in the future. The value of these instruments increase as mortgage rates rise.

▪	Treasury futures: represent obligations to purchase or deliver Treasury securities at specified prices in the future. Treasury futures increase in value as the interest rate on the underlying Treasury declines.

▪	Options on Treasury Securities: represent rights to buy or sell Treasuries at specified prices in the future.

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Change in value of IRLCs	$(12)	$(18)	$(30)
Change in value of MLHS	(4)	4	(8)

Total change in value of IRLCs and MLHS	(16)	(14)	(38)

Mark-to-market of derivatives designated as hedges of MLHS	(7)	(11)	(11)
Mark-to-market of freestanding derivatives(1)	(11)	21	40

Net (loss) gain on derivatives	(18)	10	29

Net loss on hedging activities(2)	$(34)	$(4)	$(9)

(1)	Amount includes $(17) million and $11 million of ineffectiveness recognized on hedges of MLHS during the years ended December 31, 2007 and 2005, respectively, due to the application of SFAS No. 133. The amount of ineffectiveness recognized on hedges of MLHS due to the application of SFAS No. 133 was insignificant during the year ended December 31, 2006. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the years ended December 31, 2007, 2006 and 2005, the Company recognized $(11) million, $(7) million and $(19) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates (as prepayments decrease). The Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The gain or loss on derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded in Net derivative gain (loss) related to mortgage servicing rights in the Consolidated Statements of Operations.

The Company uses the following instruments in its risk management activities related to its MSRs:

▪	Interest rate swap contracts: represent agreements to exchange interest rate payments on underlying notional amounts. In the hedge of the Company’s MSRs, the Company generally receives the fixed rate and pays the variable rate. Such contracts increase in value as interest rates decline.

▪	Interest rate futures contracts: represent obligations to purchase or deliver financial instruments at a future date based upon underlying debt securities (such as Treasuries or Government National Mortgage Association (“Ginnie Mae”) mortgage-backed securities). Interest rate futures contracts increase in value as the interest rate on the underlying instrument declines.

▪	Interest rate forward contracts: represent obligations to purchase or deliver financial instruments to specific counterparties at future dates based upon underlying debt securities. Interest rate forward contracts increase in value as the interest rate on the underlying instrument declines.

▪	Mortgage forward contracts: represent obligations to buy mortgage-backed securities at a specified price in the future. Sometimes referred to as “to be announced” securities. Mortgage forward contracts increase in value as interest rates decline.

▪	Options on forward contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities.

▪	Options on futures contracts: represent rights to buy or sell the underlying financial instruments such as mortgage-backed securities, generally through an exchange.

▪	Options on swap contracts: represent rights to enter into predetermined interest rate swaps at a future date (sometimes referred to as “swaptions”). In a receiver swaption, the fixed rate is received and the variable rate is paid upon exercise of the option. Receiver swaptions generally increase in value as rates fall. Conversely, in a payor swaption, the fixed rate is paid and the variable rate is received upon the exercise of the option. Payor swaptions generally increase in value as rates rise.

▪	Principal-only swaps: represent agreements to exchange the principal amount of underlying securities and are economically similar to purchasing principal-only securities. Principal-only swaps increase in value as interest rates decline.

The net activity in the Company’s derivatives related to MSRs consisted of:

	Year Ended December 31,
	2007		2006		2005
	(In millions)

Net balance, beginning of period	$—	(1)	$44	(2)	$60	(3)
Additions	252		178		294
Changes in fair value	96		(145)		(82)
Net settlement proceeds	(280)		(77)		(228)

Net balance, end of period	$68	(4)	$—	(1)	$44	(2)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The net balance represents the gross asset of $56 million (recorded within Other assets in the Consolidated Balance Sheet) net of the gross liability of $56 million (recorded within Other liabilities in the Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $73 million (recorded within Other assets) net of the gross liability of $29 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $79 million (recorded within Other assets) net of the gross liability of $19 million (recorded within Other liabilities).

(4)	The net balance represents the gross asset of $152 million (recorded within Other assets in the Consolidated Balance Sheet) net of the gross liability of $84 million (recorded within Other liabilities in the Consolidated Balance Sheet).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the years ended December 31, 2007, 2006 and 2005, except to create the accrual of interest expense at variable rates. The Company recognized a net gain of $1 million and a net loss of $4 million during the years ended December 31, 2007 and 2005, respectively, related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133, which were recorded in Mortgage interest expense in the Consolidated Statements of Operations. The net gain recognized during the year ended December 31, 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 was not significant and was recorded in Mortgage interest expense in the Consolidated Statement of Operations. On February 9, 2005, the Company prepaid $443 million aggregate principal amount of its outstanding senior notes (see Note 3, “Spin-Off from Cendant”). As a result, the unamortized balance of this deferred swap gain was recognized as a reduction to the prepayment charge incurred in connection with the debt prepayment, which was included in Spin-Off related expenses in the Consolidated Statement of Operations for the year ended December 31, 2005. Amortization of this deferred swap gain recorded during the year ended December 31, 2005 prior to the prepayment was not significant.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. Net gains recognized during the years ended December 31, 2007 and 2006 related to instruments that were not designated as cash flow hedges were not significant and were recorded in Fleet interest expense in the Consolidated Statements of Operations. The Company recognized a net loss of $2 million during the year ended December 31, 2005 related to instruments that were not designated as cash flow hedges, which were recorded in Fleet interest expense in the Consolidated Statement of Operations.

Credit Risk and Exposure

The Company originates loans in all 50 states and the District of Columbia. Concentrations of credit risk are considered to exist when there are amounts loaned to multiple borrowers with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. California was the only state that represented more than 10% of the unpaid principal balance in the Company’s loan servicing portfolio, accounting for approximately 11% of the balance as of December 31, 2007. For the year ended December 31, 2007, approximately 44% of loans originated by the Company were derived from Realogy’s owned real estate brokerage business, NRT, and relocation business, Cartus or its franchisees. In addition, approximately 20% of the Company’s loan originations were derived from one private-label partner during the year ended December 31, 2007.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is exposed to commercial credit risk for its clients under the lease and service agreements for PHH Vehicle Management Services Group LLC (“PHH Arval”) (the Company’s Fleet Management Services business). The Company manages such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2007. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three years.

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

As of December 31, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse customer base. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.

11.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	December 31,
	2007	2006
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,350	$6,958
Vehicles under closed-end operating leases	251	273

Vehicles under operating leases	7,601	7,231
Less: Accumulated depreciation	(3,827)	(3,541)

Net investment in operating leases	3,774	3,690

Direct Financing Leases:
Lease payments receivable	182	182
Less: Unearned income	(11)	(25)

Net investment in direct financing leases	171	157

Off-Lease Vehicles:
Vehicles not yet subject to a lease	274	292
Vehicles held for sale	13	20
Less: Accumulated depreciation	(8)	(12)

Net investment in off-lease vehicles	279	300

Net investment in fleet leases	$4,224	$4,147

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future minimum lease payments to be received on the Company’s operating and direct financing leases were as follows:

	Future Minimum
	Lease Payments(1)
		Direct
	Operating	Financing
	Leases	Leases
	(In millions)

2008	$1,199	$52
2009	53	9
2010	40	8
2011	22	4
2012	15	4
Thereafter	12	2

	$1,341	$79

(1)	Amounts included for the interest component of the future minimum lease payments are based on the interest rate in effect at the inception of each lease. Contingent rentals from operating leases were not significant for the year ended December 31, 2007. Contingent rentals from operating leases were $10 million and $16 million for the years ended December 31, 2006 and 2005, respectively. Contingent rentals from direct financing leases were not significant for the years ended December 31, 2007, 2006 and 2005.

The future minimum lease payments disclosed above include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under the Company’s open-end lease agreements, and the residual values guaranteed by the lessees during the minimum lease term. These leases may be continued after the minimum lease term at the lessee’s election.

12.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2007	2006
	(In millions)

Furniture, fixtures and equipment	$79	$79
Capitalized software	93	76
Building and leasehold improvements	10	9

	182	164
Less: Accumulated depreciation and amortization	(121)	(100)

	$61	$64

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2007	2006
	(In millions)

Accounts payable	$304	$288
Accrued interest	37	42
Accrued payroll and benefits	34	45
Income taxes payable	34	—
Other	124	119

	$533	$494

14.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of December 31, 2007 and 2006:

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

	December 31, 2006
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$400	$646	$1,046
Variable funding notes	3,532	774	—	4,306
Subordinated debt	—	50	—	50
Commercial paper	—	688	411	1,099
Borrowings under credit facilities	—	66	1,019	1,085
Other	9	26	26	61

	$3,541	$2,004	$2,102	$7,647

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. As of both December 31, 2007 and 2006, variable funding notes outstanding under this arrangement aggregated $3.5 billion. The debt issued as of December 31, 2007 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. As of December 31, 2007, the agreement governing the Series 2006-1 notes, with a capacity of $2.9 billion, was scheduled to expire on March 4, 2008 (the “Series 2006-1 Scheduled Expiry Date”). On November 30, 2007, the agreement governing the Series 2006-2 notes, with a capacity of $1.0 billion, was amended to extend the expiration date to November 28, 2008 (the “Series 2006-2 Scheduled Expiry Date” and together with the Series 2006-1 Scheduled Expiry Date, the “Scheduled Expiry Dates”), increase the commitment and program fee rates and modify other covenants and terms. These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 5.7% as of both December 31, 2007 and 2006.

As of December 31, 2007, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $352 million of unused capacity available. See Note 26, “Subsequent Events” for a discussion of the modifications made to the Series 2006-1 notes after December 31, 2007.

During the year ended December 31, 2006, the Company recorded a $4 million loss on the extinguishment of certain vehicle management asset-backed debt that is included in Other operating expenses in the Consolidated Statement of Operations.

Mortgage Warehouse Asset-Backed Debt

The Company maintains a committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is funded by a multi-seller conduit and is used to finance mortgage loans originated by PHH Mortgage, the Company’s wholly owned subsidiary. On October 29, 2007, the Company amended the Mortgage Repurchase Facility by executing the Sixth Amended and Restated Master Repurchase Agreement (the “Repurchase Agreement”) and the Amended and Restated Servicing Agreement (together with the Repurchase Agreement, the “Amended Repurchase Agreements”). The Amended Repurchase Agreements decreased the capacity of the Mortgage Repurchase Facility from $750 million to $550 million through November 29, 2007 and to $275 million thereafter, modified the eligibility of the underlying mortgage loan collateral and modified certain other covenants and terms. As of December 31, 2007, borrowings under the Mortgage Repurchase Facility were $251 million and were collateralized by underlying mortgage loans and related assets of $280 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $505 million. As of December 31, 2007 and 2006, borrowings under this variable-rate facility bore interest at 5.1% and 5.4%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

On November 1, 2007, the Company entered into a $1 billion committed mortgage repurchase facility by executing the Master Repurchase Agreement and Guaranty (together, the “Greenwich Repurchase Facility”). As of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, borrowings under the Greenwich Repurchase Facility were $532 million and were collateralized by underlying mortgage loans and related assets of $551 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. Borrowings under this variable-rate facility bore interest at 5.4% as of December 31, 2007. The Greenwich Repurchase Facility expires on October 30, 2008. The assets collateralizing the Greenwich Repurchase Facility are not available to pay the general obligations of the Company.

The Mortgage Venture maintains a $350 million repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of December 31, 2007, borrowings under the Mortgage Venture Repurchase Facility were $304 million and were collateralized by underlying mortgage loans and related assets of $343 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. As of December 31, 2006, borrowings under this facility were $269 million. Borrowings under this variable-rate facility bore interest at 5.4% as of both December 31, 2007 and 2006. The Mortgage Venture also pays an annual liquidity fee of 20 basis points (“bps”) on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. On October 5, 2007, the capacity of this line of credit was reduced from $200 million to $150 million. As of December 31, 2007, borrowings under this secured line of credit were $17 million and were collateralized by underlying mortgage loans and related assets of $60 million, primarily included in Mortgage loans held for sale, net in the Consolidated Balance Sheet. As of December 31, 2006, borrowings under this line of credit were $58 million. This variable-rate line of credit bore interest at 5.5% and 6.2% as of December 31, 2007 and 2006, respectively. This line of credit agreement expires on October 3, 2008.

Bishop’s Gate Residential Mortgage Trust (“Bishop’s Gate”) was a consolidated bankruptcy remote special purpose entity that was utilized to warehouse mortgage loans originated by the Company prior to their sale into the secondary market. The activities of Bishop’s Gate were limited to (i) purchasing mortgage loans from the Company’s mortgage subsidiary, (ii) issuing commercial paper, senior term notes, subordinated certificates and/or borrowing under a liquidity agreement to effect such purchases, (iii) entering into interest rate swaps to hedge interest rate risk and certain non-credit-related market risk on the purchased mortgage loans, (iv) selling and securitizing the acquired mortgage loans to third parties and (v) engaging in certain related transactions. As a result of events in the mortgage industry during the second half of 2007 which reduced investor demand for securities issued by single-seller mortgage warehouse facilities, the Company completed transitioning its mortgage financing programs from Bishop’s Gate facilities to alternative mortgage warehouse asset-backed debt arrangements by voluntarily terminating the Bishop’s Gate debt arrangements on December 20, 2007 (the “Redemption Date”). On the Redemption Date, the Company retired $400 million of term notes issued under the Base Indenture dated as of December 11, 1998 between The Bank of New York, as Indenture Trustee and Bishop’s Gate (the “Bishop’s Gate Notes”) and $50 million of subordinated certificates issued by Bishop’s Gate (the “Bishop’s Gate Certificates”). As of December 31, 2006, the Bishop’s Gate Notes aggregated $400 million and were variable-rate instruments. The weighted-average interest rate on the Bishop’s Gate Notes as of December 31, 2006 was 5.7%. As of December 31, 2006, the Bishop’s Gate Certificates aggregated $50 million and were primarily fixed-rate instruments. The weighted-average interest rate on the Bishop’s Gate Certificates as of December 31, 2006 was 5.6%. As of December 31, 2006, commercial paper issued under the Amended and Restated Liquidity Agreement, dated as of December 11, 1998, as further amended and restated as of December 2, 2003, among Bishop’s Gate, certain banks listed therein and JPMorgan Chase Bank, as Agent (the “Bishop’s Gate Liquidity Agreement”), aggregated $688 million. Bishop’s Gate commercial paper were fixed-rate instruments which generally matured within 90 days of issuance. The weighted-average interest rate on the Bishop’s Gate commercial paper as of December 31, 2006 was 5.4%. The Bishop’s Gate Liquidity Agreement expired on November 30, 2007, Bishop’s Gate ceased issuing commercial paper at that time.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $1.8 billion, and the Company had approximately $679 million of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes as of December 31, 2007 and 2006 consisted of $633 million and $646 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of December 31, 2007, the outstanding MTNs were scheduled to mature between January 2008 and April 2018. The effective rate of interest for the MTNs outstanding as of December 31, 2007 and 2006 was 6.9% and 6.8%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. In addition, should the commercial paper markets be unavailable to the Company, its committed unsecured credit facilities provide an alternative source of liquidity. The Company had unsecured commercial paper obligations of $132 million and $411 million as of December 31, 2007 and 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2007 and 2006 was 6.0% and 5.7%, respectively.

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $840 million and $404 million as of December 31, 2007 and 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 38 bps as of December 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

On January 22, 2007, Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt from BBB to BBB-. As a result, the fees and interest rates on borrowings under the Amended Credit Facility increased. After the downgrade, borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees increased to 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

The Company also maintained an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required the Company to pay per annum

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilization fees if its usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. The Company repaid the $200 million outstanding balance on the Supplemental Credit Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under its credit facilities.

The Company was party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during the year ended December 31, 2006, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on the Company’s outstanding borrowings based on certain of its senior unsecured long-term debt ratings and eliminate the per annum commitment fee. As a result of this amendment, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps. The Company repaid the $415 million outstanding balance on the Tender Support Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under its credit facilities.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2007 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,792	$338	$2,130
Between one and two years	1,065	—	1,065
Between two and three years	845	5	850
Between three and four years	555	840	1,395
Between four and five years	316	—	316
Thereafter	94	429	523

	$4,667	$1,612	$6,279

As of December 31, 2007, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,908	$3,556	$352
Mortgage warehouse	1,790	1,111	679
Unsecured Committed Credit Facilities(2)	1,301	980	321

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements. See Note 26, “Subsequent Events” for information regarding changes in the Company’s capacity under asset-backed debt arrangements after December 31, 2007.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $132 million which fully supports the outstanding unsecured commercial paper issued by the Company as of December 31, 2007. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to the Company’s continuous offering shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC. Although the Company became current in its filing status with the SEC on June 28, 2007, this shelf registration statement will not be available to the Company until it is a timely filer under the Exchange Act of 1934 (the “Exchange Act”) for twelve consecutive months. The Company may, however, access the public debt markets through the filing of other registration statements.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2007, the Company was in compliance with all of its financial covenants related to its debt arrangements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements.

15.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans

The Company and the Mortgage Venture sponsor separate defined contribution savings plans that provide certain eligible employees of the Company and the Mortgage Venture an opportunity to accumulate funds for retirement. The Company and the Mortgage Venture match the contributions of participating employees on the basis specified by these plans. The Company’s cost for contributions to these plans was $15 million during the year ended December 31, 2007 and was $16 million during each of the years ended December 31, 2006 and 2005.

Defined Benefit Pension Plan and Other Employee Benefit Plan

The Company sponsors a domestic non-contributory defined benefit pension plan, which covers certain eligible employees. Benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. In addition, the Company maintains an other post employment benefits (“OPEB”) plan for retiree health and welfare for certain eligible employees. Both the defined benefit pension plan and the OPEB plan are frozen plans, wherein the plans only accrue additional benefits for a very limited number of the Company’s employees.

The measurement date for all of the Company’s benefit obligations and plan assets is December 31. The following table provides benefit obligations, plan assets and the funded status of the Company’s defined benefit pension and OPEB plans:

			Other Post
			Employment
	Pension Benefits		Benefits
	2007	2006	2007	2006
	(In millions)

Benefit obligation—December 31	$29	$30	$2	$2
Fair value of plan assets—December 31	25	24	—	—

Funded status	(4)	(6)	(2)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive income:
Net loss	5	7	—	—
Transition obligation	—	—	—	1

Net amount recognized—December 31	$1	$1	$(2)	$(1)

During the year ended December 31, 2007, the net periodic benefit cost related to the defined benefit pension plan was not significant. During the years ended December 31, 2006 and 2005, the net periodic benefit cost related to the defined benefit pension plan was $1 million and $2 million, respectively. The expense recorded for the OPEB plan during the years ended December 31, 2007, 2006 and 2005 was not significant.

As of December 31, 2007, future expected benefit payments, which reflect expected future service, as appropriate, under the Company’s defined benefit pension plan were $1 million in each of the years ending

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 through 2011, $2 million in the year ending December 31, 2012 and $10 million for the five years ending December 31, 2017.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. The Company did not make a contribution to the defined benefit pension plan during the year ended December 31, 2007. The Company made a contribution of $3 million to its defined benefit pension plan during the year ended December 31, 2006. The Company expects to make a contribution of approximately $4 million to its defined benefit pension plan during 2008.

16.	Income Taxes

The income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Current:
Federal	$29	$23	$37
State	(4)	(2)	4
Foreign	16	1	6

	41	22	47

Income Tax Contingencies:
Change in income tax contingencies	(8)	11	15
Interest and penalties	2	1	—

	(6)	12	15

Deferred:
Federal	(56)	(29)	16
State	(8)	—	11
Foreign	(5)	5	(2)

	(69)	(24)	25

(Benefit from) provision for income taxes	$(34)	$10	$87

(Loss) income from continuing operations before income taxes and minority interest consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Domestic operations	$(78)	$(22)	$147
Foreign operations	33	18	12

(Loss) income from continuing operations before income taxes and minority interest	$(45)	$(4)	$159

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were comprised of the following:

	December 31,
	2007	2006
	(In millions)

Deferred income tax assets:
Accrued liabilities, provisions for losses and deferred income	$159	$123
Federal loss carryforwards and credits	18	14
State loss carryforwards and credits	69	74
Purchased mortgage servicing rights	6	32
Alternative minimum tax credit carryforward	67	46
Other	1	7

Deferred income tax assets	320	296
Valuation allowance	(69)	(63)

Deferred income tax assets, net of valuation allowance	251	233

Deferred income tax liabilities:
Unamortized mortgage servicing rights	429	564
Depreciation and amortization	490	395
Other	29	40

Deferred income tax liabilities	948	999

Net deferred income tax liability	$697	$766

The deferred income tax assets valuation allowances of $69 million and $63 million at December 31, 2007 and 2006, respectively, primarily relate to federal and state loss carryforwards. The valuation allowance will be reduced when and if the Company determines that it is more likely than not that all or a portion of the deferred income tax assets will be realized. The federal and state loss carryforwards expire from 2010 to 2025 and from 2008 to 2026, respectively.

The Company has an alternative minimum tax credit of $67 million that is not subject to limitations. The credits existing at the time of the Spin-Off of $23 million were evaluated, and the appropriate actions were taken by Cendant and the Company to make the credits available to the Company after the Spin-Off. The Company has determined at this time that it can utilize all alternative minimum tax carryforwards in future years; therefore, no reserve or valuation allowance has been recorded.

No provision has been made for federal deferred income taxes on approximately $66 million of accumulated and undistributed earnings of the Company’s foreign subsidiaries at December 31, 2007 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred income tax liability for unremitted earnings is not practicable.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions, except for percentages)

(Loss) income from continuing operations before income taxes and minority interest	$(45)	$(4)	$159
Statutory federal income tax rate	(35)%	(35)%	35%

Income taxes computed at statutory federal rate	$(16)	$(1)	$56
State and local income taxes, net of federal tax benefits	(8)	(5)	7
Liabilities for income tax contingencies	2	12	15
Changes in state apportionment factors	4	3	9
Changes in valuation allowance	(20)	1	1
Other	4	—	(1)

(Benefit from) provision for income taxes	$(34)	$10	$87

Calculated effective tax rate	(76.1)%	249.1%	54.7%

During the year ended December 31, 2007, the Company recorded a $20 million decrease in valuation allowances for deferred tax assets (primarily due to the utilization of loss carryforwards as a result of taxable income generated during the year ended December 31, 2007), a $2 million increase in liabilities for income tax contingencies and a net deferred income tax charge of $4 million representing the change in estimated deferred state income taxes for state apportionment factors, all of which significantly impacted its effective tax rate for that year. In addition, the Company recorded a state income tax benefit of $8 million. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the years ended December 31, 2007, 2006 and 2005.

During the year ended December 31, 2006, the Company recorded a $12 million increase in liabilities for income tax contingencies and a net deferred income tax charge of $3 million representing the change in estimated deferred state income taxes for state apportionment factors, both of which significantly impacted its effective tax rate for that year. In addition, the Company recorded a state income tax benefit of $5 million.

During the year ended December 31, 2005, the Company recorded a $15 million liability for income tax contingencies and a net deferred income tax charge related to the Spin-Off of $9 million representing the change in estimated deferred state income taxes for state apportionment factors, both of which significantly impacted its effective tax rate for that year.

In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement more fully described in Note 17, “Commitments and Contingencies.”

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Legal Contingencies

The Company is party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters. The Company is not aware of any pending legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its business, financial position, results of operations or cash flows.

In March and April 2006, several purported class actions were filed against the Company, its Chief Executive Officer and its former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs sought to represent an alleged class consisting of all persons (other than the Company’s officers and Directors and their affiliates) who purchased the Company’s Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006. The plaintiffs alleged, among other

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters, that the defendants violated Section 10(b) of the Exchange Act, as amended and Rule 10b-5 thereunder. Each of these purported class actions has since been voluntarily dismissed by the plaintiffs. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against the Company, its former Chief Financial Officer and each member of its Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company has a program in which it provides credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The retained credit risk, which represents the unpaid principal balance of the loans, was $2.4 billion as of December 31, 2007. In addition, the outstanding balance of loans sold with recourse by the Company was $485 million as of December 31, 2007.

As of December 31, 2007, the Company had a liability of $36 million, included in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Loans Held for Sale

MLHS are recorded in the Consolidated Balance Sheets at the lower of cost or market value, which is computed by the aggregate method, net of deferred loan origination fees and costs. The market value is estimated

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. Since the market value of MLHS considers consumer credit risk, the Company does not record a separate allowance for loan loss.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2007, mortgage loans in foreclosure were $78 million, net of an allowance for probable losses of $10 million, and were included in Other assets in the Consolidated Balance Sheet.

Real Estate Owned

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2007, real estate owned were $39 million, net of an $11 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the Consolidated Balance Sheet.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for loss rates that fall between a stated minimum and maximum. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the Consolidated Balance Sheet as of December 31, 2007. As of December 31, 2007, a liability of $32 million was included in Other liabilities in the Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	Total
	(Dollars in millions)

Unpaid principal balance(1)	$3,514	$1,639	$1,563	$1,399	$1,920	$10,035
Maximum potential exposure to reinsurance losses(1)	$409	$105	$65	$40	$46	$665
Average FICO score(2)	707	697	698	696	697	701
Delinquencies(2)(3)	3.46%	3.36%	3.93%	3.82%	1.17%	3.32%
Foreclosures/real estate owned/bankruptcies(2)	1.81%	1.93%	2.11%	1.76%	0.06%	1.68%

(1)	As of December 31, 2007.

(2)	Calculated based on September 30, 2007 data.

(3)	Represents delinquent mortgage loans subject to reinsurance as a percentage of the total unpaid principal balance.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Funding Commitments

As of December 31, 2007, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.0 billion. Additionally, as of December 31, 2007, the Company had commitments to fund open home equity lines of credit of $194 million and construction loans of $32 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $2.8 billion of forward delivery commitments as of December 31, 2007 generally will be settled within 90 days of the individual commitment date.

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2007 were as follows:

Future
Minimum
Lease
Payments
(In millions)

2008	$22
2009	21
2010	19
2011	19
2012	17
Thereafter	99

$197

Commitments under capital leases as of December 31, 2007 and 2006 were not significant. The Company incurred rental expense of $37 million during the year ended December 31, 2007 and $35 million during each of the years ended December 31, 2006 and 2005. Rental expense during the year ended December 31, 2007 included $1 million of sublease rental income. Sublease rental income for the years ended December 31, 2006 and 2005 were not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments made by the Company as of December 31, 2007 were as follows:

Purchase
Commitments
(In millions)

2008	$17
2009	9
2010	8
2011	—
2012	—
Thereafter	—

$34

Of this aggregate amount, $21 million represented a contract for software services to be provided to the Company over the next three fiscal years. An additional $5 million included in the aggregate amount was associated with an outsource contract to provide payroll, benefits and human resources administration to the Company.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rights Agreement

The Company entered into the Rights Agreement, which entitles the Company’s stockholders to acquire shares of its Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of the Company’s outstanding Common stock or commences a tender offer for at least 15% of the Company’s Common stock, in each case, in a transaction that the Company’s Board of Directors does not approve. Under these limited circumstances, all of the Company’s stockholders, other than the person or group that caused the rights to become exercisable, would become entitled to effect discounted purchases of the Company’s Common stock which would significantly increase the cost of acquiring control of the Company without the support of the Company’s Board of Directors.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of the Company’s asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.0 billion as of December 31, 2007. These restrictions on net assets of certain subsidiaries, however, do not directly limit the Company’s ability to pay dividends from consolidated Retained earnings. As discussed in Note 14, “Debt and Borrowing Arrangements,” certain of the Company’s debt arrangements require maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit its ability to pay dividends.

New York Stock Exchange

On September 29, 2006, the Company received an extension to file its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) from the NYSE. This extension allowed for the continued listing of its Common stock through January 2, 2007, subject to review by the NYSE on an ongoing basis. The Company filed its 2005 Form 10-K with the SEC on November 22, 2006. On March 19, 2007, the Company received notice from the NYSE that it would be subject to the procedures specified in Section 802.01E, “SEC Annual Report Timely Filing Criteria,” of the NYSE’s Listed Company Manual as a result of not meeting the deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). Section 802.01E of the NYSE’s Listed Company Manual provides, among other things, that the NYSE will monitor the Company and the filing status of its 2006 Form 10-K. In addition, the Company concluded that it did not satisfy the requirements of Section 203.01 of the NYSE’s Listed Company Manual as a result of the delay in filing its 2006 Form 10-K. The Company filed its 2006 Form 10-K with the SEC on May 24, 2007.

19.	Accumulated Other Comprehensive (Loss) Income

The after-tax components of Accumulated other comprehensive (loss) income were as follows:

		Unrealized
	Currency	Gains (Losses)		Accumulated
	Translation	on Available-	Pension	Other Comprehensive
	Adjustment	for-Sale Securities	Adjustment	(Loss) Income
	(In millions)

Balance at December 31, 2004	$21	$1	$(33)	$(11)
Distributions of assets and liabilities to Cendant during 2005	(7)	—	31	24
Change during 2005	2	1	(4)	(1)

Balance at December 31, 2005	16	2	(6)	12
Change during 2006	(1)	—	2	1

Balance at December 31, 2006	15	2	(4)	13
Change during 2007	17	(2)	1	16

Balance at December 31, 2007	$32	$—	$(3)	$29

All components of Accumulated other comprehensive (loss) income presented above are net of income taxes except for currency translation adjustments, which exclude income taxes related to essentially permanent investments in foreign subsidiaries.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2007, the Company extended the contractual exercise period of certain stock options for 18 employees who were unable to exercise their stock options during the period the Company was not a current filer with the SEC, and the Company revised certain stock options for three employees to correct an administrative oversight. The modifications made to these stock options (the “2007 Modified Stock Options”) resulted in an incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2007.

The Company executed a Separation and Release Agreement with its former Chief Financial Officer in September 2006 (the “Separation and Release Agreement”). Under the terms of the Separation and Release Agreement, the former Chief Financial Officer retained the rights to his previously issued stock-based awards under their original terms through October 2009. This represented a modification of the awards and resulted in incremental compensation cost of approximately $1 million, which was recognized in Salaries and related expenses in the Consolidated Statement of Operations during the year ended December 31, 2006.

The following tables summarize stock option activity as follows:

Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2007	64,438	21.16
Granted due to modification(1)	9,205	21.16
Forfeited or expired	(9,205)	21.16

Outstanding at December 31, 2007	64,438	$21.16	6.4	$—

Exercisable at December 31, 2007	18,409	$21.16	6.4	$—

Stock options vested and expected to vest(2)	18,409	$21.16	6.4	$—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2007	3,352,200	19.35
Granted due to modification(1)	406,386	21.35
Exercised	(323,186)	20.38
Forfeited or expired	(44,150)	20.69
Forfeited or expired due to modification(1)	(406,386)	21.35

Outstanding at December 31, 2007	2,984,864	$19.21	4.0	$—

Exercisable at December 31, 2007	2,213,243	$18.59	3.0	$—

Stock options vested and expected to vest(2)	2,919,630	$19.17	4.0	$—

Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2007	3,416,638	19.38
Granted due to modification(1)	415,591	21.35
Exercised	(323,186)	20.38
Forfeited or expired	(53,355)	20.77
Forfeited or expired due to modification(1)	(406,386)	21.35

Outstanding at December 31, 2007	3,049,302	$19.26	4.0	$—

Exercisable at December 31, 2007	2,231,652	$18.61	3.0	$—

Stock options vested and expected to vest(2)	2,938,039	$19.18	4.0	$—

(1)	Represents the 2007 Modified Stock Options.

(2)	All outstanding and unvested stock options vest immediately upon a change in control.

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

The weighted-average grant-date fair value per stock option for awards granted during the years ended December 31, 2007, 2006 and 2005 was $5.46, $11.81 and $7.84, respectively. The weighted-average grant-date

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2007(1)	2006(2)	2005

Expected life (in years)	0.5	2.6	5.6
Risk-free interest rate	4.90%	4.75%	4.04%
Expected volatility	16.9%	30.0%	30.0%
Dividend yield	—	—	—

(1)	For the 2007 Modified Stock Options, the fair values at the modification dates were used to calculate the weighted-average grant-date fair value.

(2)	For the stock options modified in conjunction with the Separation and Release Agreement, the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

The Company estimated the expected life of the stock options based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

The intrinsic value of options exercised was $3 million, $1 million and $6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The tables below summarize RSU activity as follows:

Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2007	912,100	$21.69
Converted	(123,202)	21.85
Forfeited	(154,379)	21.55

Outstanding at December 31, 2007	634,519	$21.69

RSUs expected to be converted into shares of Common stock(1)	17,132	$21.55

Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2007	684,123	$24.49
Granted(2)	17,580	25.07
Converted	(253,211)	23.39
Forfeited	(27,771)	25.55

Outstanding at December 31, 2007	420,721	$25.11

RSUs expected to be converted into shares of Common stock(1)	377,596	$25.04

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2007	1,596,223	$22.89
Granted(2)	17,580	25.07
Converted	(376,413)	22.89
Forfeited	(182,150)	22.16

Outstanding at December 31, 2007	1,055,240	$23.06

RSUs expected to be converted into shares of Common stock(1)	394,728	$24.89

(1)	All outstanding and unvested RSUs vest immediately upon a change in control.

(2)	These grants are comprised entirely of RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.

For RSUs converted from Cendant RSUs to the Company’s RSUs in connection with the Spin-Off, the fair value used to calculate the weighted-average grant-date fair value presented above is $21.55 per RSU, which was the opening price of the Company’s Common stock on February 1, 2005. The original weighted-average grant-date fair value of the Cendant RSUs that were converted to the Company’s RSUs, after applying the conversion ratio, was $18.88 per RSU. The weighted-average grant-date fair value per RSU for awards granted during the years ended December 31, 2007, 2006 and 2005 was $25.07, $27.54 and $25.53, respectively. The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2007, 2006 and 2005 was $10 million, $1 million and $6 million, respectively.

The table below summarizes expense recognized related to stock-based compensation arrangements during the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Stock-based compensation expense	$6	$9	$12
Income tax benefit related to stock-based compensation expense	(2)	(4)	(5)

Stock-based compensation expense, net of income taxes	$4	$5	$7

As of December 31, 2007, there was $20 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. As of December 31, 2007, there was $5 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 2.8 years.

See Note 26, “Subsequent Events” for a discussion of RSUs granted after December 31, 2007.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of all financial instruments were as follows:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Assets:
Cash and cash equivalents	$149	$149	$123	$123
Restricted cash	579	579	559	559
Mortgage loans held for sale, net	1,564	1,564	2,936	2,943
Mortgage servicing rights	1,502	1,502	1,971	1,971
Investment securities	34	34	35	35
Derivatives:
Derivatives related to mortgage servicing rights	152	152	56	56
Commitments to fund mortgages	6	6	3	3
Interest rate and other swaps	7	7	19	19
Forward delivery commitments	12	12	7	7
Option contracts	—	—	3	3
Liabilities:
Debt	6,279	6,262	7,647	7,689
Derivatives:
Derivatives related to mortgage servicing rights	84	84	56	56
Commitments to fund mortgages	1	1	6	6
Interest rate and other swaps	7	7	41	41
Forward delivery commitments	29	29	10	10
Option contracts	—	—	3	3

22.	Related Party Transactions

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

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of PHH, PHH Broker Partner or any other affiliate of PHH with a direct or indirect ownership interest in the Mortgage Venture involving certain specified parties;

▪	a material breach, not cured within the requisite cure period, by the Company or its affiliates of the representations, warranties, covenants or other agreements under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements, the Management Services Agreement and certain other agreements entered into in connection with the Spin-Off;

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of PHH or PHH Mortgage or

▪	any act or omission by PHH that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

As defined in the Mortgage Venture Operating Agreement, a “Regulatory Event” is a situation in which (i) PHH Mortgage or the Mortgage Venture becomes subject to any regulatory order, or any governmental entity initiates a proceeding with respect to PHH Mortgage or the Mortgage Venture and (ii) such regulatory order or proceeding prevents or materially impairs the Mortgage Venture’s ability to originate mortgage loans for any period of time in a manner that adversely affects the value of one or more quarterly distributions to be paid by the Mortgage Venture pursuant to the Mortgage Venture Operating Agreement; provided, however, that a Regulatory Event does not include (a) any order, directive or interpretation or change in law, rule or regulation, in any such case that is applicable generally to companies engaged in the mortgage lending business such that PHH Mortgage or such affiliate or the Mortgage Venture is unable to cure the resulting circumstances described in (ii) above or (b) any regulatory order or proceeding that results solely from acts or omissions on the part of Cendant or its affiliates.

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

The Company has the right to terminate the Mortgage Venture Operating Agreement upon, among other things, a material breach by Realogy of a material provision of the Mortgage Venture Operating Agreement, in which case the Company has the right to purchase Realogy’s interest in the Mortgage Venture at a price derived from an agreed-upon formula based upon fair market value (which is determined with reference to that trailing

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months earnings before interest, taxes, depreciation and amortization (“EBITDA”)) for the Mortgage Venture and the average market EBITDA multiple for mortgage banking companies.

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

Corporate Expenses and Dividends

Prior to the Spin-Off and in the ordinary course of business, the Company was allocated certain expenses from Cendant for corporate functions including executive management, accounting, tax, finance, human resources, information technology, legal and facility-related expenses. Cendant allocated these corporate expenses to subsidiaries conducting ongoing operations based on a percentage of the subsidiaries’ forecasted revenues. Such expenses amounted to $3 million during the year ended December 31, 2005. As described above, in connection with the Spin-Off, certain payables and receivables between Cendant and the Company were forgiven.

Certain Business Relationships

James W. Brinkley, one of the Company’s Directors, became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup Inc.’s acquisition of Legg Mason Wood Walker, Incorporated in December 2005. The Company has certain relationships with the Corporate and Investment Banking segment of Citigroup Inc. (“Citigroup”), including financial services, commercial banking and other transactions. The fees paid to Citigroup, including interest expense, were approximately $56 million, $37 million and $3 million during the years ended December 31, 2007, 2006 and 2005, respectively. Citigroup is a lender, along with various other lenders, in several of the Company’s credit facilities. The Company’s indebtedness to Citigroup was $692 million and $843 million as of December 31, 2007 and 2006, respectively, and was made in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans. The Company also executed derivative transactions through Citigroup during the years ended December 31, 2007 and 2006 with total notional amounts of $8.0 billion and $5.2 billion, respectively. These derivative transactions were entered into in the ordinary course of business through a competitive bid process. In addition, during the year ended December 31, 2007, the Company sold MSRs associated with $19.6 billion of the unpaid principal balance of the underlying mortgage loans to CitiMortgage, Inc., a subsidiary of Citigroup, in the ordinary course of business through an arm’s-length transaction.

23.	Segment Information

The Company conducts its operations through three business segments: Mortgage Production, Mortgage Servicing and Fleet Management Services. Certain income and expenses not allocated to the three reportable segments and intersegment eliminations are reported under the heading Other.

Due to the commencement of operations of the Mortgage Venture in the fourth quarter of 2005, the Company’s management began evaluating the operating results of each of its reportable segments based upon Net revenues and segment profit or loss, which is presented as the income or loss from continuing operations before income tax provision or benefit and after Minority interest in income or loss of consolidated entities, net of income taxes. The Mortgage Production segment profit or loss excludes Realogy’s minority interest in the profits and losses of the Mortgage Venture. Prior to the commencement of the Mortgage Venture operations, PHH Mortgage was party to interim marketing agreements with NRT and Cartus, wherein PHH Mortgage paid fees for services provided. These interim marketing agreements terminated when the Mortgage Venture commenced operations. The provisions of the Strategic Relationship Agreement and the Marketing Agreement thereafter govern the manner in which the Mortgage Venture and PHH Mortgage are recommended by Realogy.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s segment results were as follows:

	Year Ended December 31, 2007
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)(2)	Total
	(In millions)

Net revenues	$205	$176	$381	$1,861	$(2)	$2,240
Segment (loss) profit(3)	(225)	75	(150)	116	(12)	(46)
Interest income	171	182	353	28	(10)	371
Interest expense	190	85	275	215	(10)	480
Depreciation on operating leases	—	—	—	1,264	—	1,264
Other depreciation and amortization	15	2	17	12	—	29
Total assets	1,840	2,498	4,338	5,023	(4)	9,357

	Year Ended December 31, 2006
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)	Total
	(In millions)

Net revenues	$329	$131	$460	$1,830	$(2)	$2,288
Segment (loss) profit(3)	(152)	44	(108)	102	—	(6)
Interest income	184	181	365	17	(2)	380
Interest expense	184	86	270	197	(2)	465
Depreciation on operating leases	—	—	—	1,228	—	1,228
Other depreciation and amortization	21	2	23	13	—	36
Total assets	3,226	2,641	5,867	4,868	25	10,760

	Year Ended December 31, 2005
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)(4)	Total
	(In millions)

Net revenues	$524	$236	$760	$1,711	$—	$2,471
Segment (loss) profit(3)	(17)	140	123	80	(43)	160
Interest income	182	120	302	11	—	313
Interest expense	146	63	209	139	—	348
Amortization of MSRs	—	433	433	—	—	433
Depreciation on operating leases	—	—	—	1,180	—	1,180
Other depreciation and amortization	17	9	26	14	—	40
Total assets	2,640	2,555	5,195	4,716	54	9,965

(1)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments.

(2)	Segment loss of $12 million reported under the heading Other for the year ended December 31, 2007 represents expenses related to the terminated Merger.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The following is a reconciliation of (Loss) income from continuing operations before income taxes and minority interest to segment (loss) profit:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

(Loss) income from continuing operations before income taxes and minority interest	$(45)	$(4)	$159
Minority interest in income (loss) of consolidated entities, net of income taxes	1	2	(1)

Segment (loss) profit	$(46)	$(6)	$160

(4)	Segment loss reported under the heading Other for the year ended December 31, 2005 was primarily Spin-Off related expenses.

The Company’s operations are substantially located in the U.S.

24.	Discontinued Operations

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

25.	Selected Quarterly Financial Data — (unaudited)

Provided below is selected unaudited quarterly financial data for 2007 and 2006.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In millions, except per share data)

Net revenues	$596	$610	$484	$550
Income (loss) from continuing operations before income taxes and minority interest	33	41	(87)	(32)
Income (loss) from continuing operations before minority interest	15	2	(37)	9
Net income (loss)	15	(1)	(38)	12
Basic earnings (loss) per share	$0.28	$(0.02)	$(0.69)	$0.21
Diluted earnings (loss) per share	0.27	(0.02)	(0.69)	0.21

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In millions, except per share data)

Net revenues	$549	$589	$535	$615
Income (loss) from continuing operations before income taxes and minority interest	1	24	(31)	2
(Loss) income from continuing operations before minority interest	(12)	2	(6)	2
Net (loss) income	(11)	1	(7)	1
Basic and diluted (loss) earnings per share	$(0.20)	$0.01	$(0.13)	$0.03

26.	Subsequent Events

See Note 2, “Terminated Merger” for a discussion of subsequent events related to the terminated Merger, the Consent and the Waiver.

On January 10, 2008, the Company granted 1.4 million RSUs under the Plan to certain eligible employees. The RSUs have a grant date fair value of approximately $24 million and vest ratably on the fourth and fifth anniversaries of the grant date, with the opportunity for accelerated vesting of one-third of the awards in each of years one through three if certain performance targets of the Company or its consolidated subsidiaries are achieved.

On February 28, 2008, the Company amended the agreement governing the Chesapeake Series 2006-1 notes to extend the Series 2006-1 Scheduled Expiry Date to February 26, 2009. The amendment also increased the commitment and program fee rates and modified other covenants and terms.

On February 28, 2008, the Company entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty (together, the “Citigroup Repurchase Facility”). The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis upon the agreement of the parties. The Citigroup Repurchase Facility includes covenants comparable to the Amended Credit Facility. The assets collateralizing the Citigroup Repurchase Facility are not available to pay the general obligations of the Company.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2007	2006	2005

Net revenues from consolidated subsidiaries	$119	$126	$94

Expenses:
Salaries and related expenses	10	12	7
Interest expense	145	147	127
Interest income	(4)	(6)	(5)
Other operating expenses	35	39	15
Spin-Off related expenses	—	—	41

Total expenses	186	192	185

Loss from continuing operations before income taxes and equity in earnings of subsidiaries	(67)	(66)	(91)
Benefit from income taxes	26	26	35

Loss from continuing operations before equity in earnings of subsidiaries	(41)	(40)	(56)
Equity in earnings of subsidiaries	29	24	128

Net (loss) income	$(12)	$(16)	$72

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$7	$11
Due from consolidated subsidiaries	690	1,209
Investment in consolidated subsidiaries	2,639	2,589
Other assets	156	216

Total assets	$3,492	$4,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,530	$2,072
Due to consolidated subsidiaries	383	351
Other liabilities	50	87

Total liabilities	1,963	2,510

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	972	961
Retained earnings	527	540
Accumulated other comprehensive income	29	13

Total stockholders’ equity	1,529	1,515

Total liabilities and stockholders’ equity	$3,492	$4,025

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005

Net cash (used in) operating activities of continuing operations	$(18)	$(2)	$(62)

Cash flows from investing activities of continuing operations:
Investment in consolidated subsidiaries	(31)	(13)	(7)
Dividends from consolidated subsidiaries	23	7	23
Other, net	—	—	(26)

Net cash used in investing activities of continuing operations	(8)	(6)	(10)

Cash flows from financing activities of continuing operations:
Net cash provided by (used in) consolidated subsidiaries	601	(130)	(118)
Contribution from parent	—	—	100
Net (decrease) increase in short-term borrowings	(304)	(220)	449
Proceeds from borrowings	1,512	1,645	890
Principal payments on borrowings	(1,794)	(1,275)	(1,421)
Other, net	7	(8)	9

Net cash provided by (used in) financing activities of continuing operations	22	12	(91)

Net (decrease) increase in Cash and cash equivalents from continuing operations	(4)	4	(163)
Cash and cash equivalents at beginning of period	11	7	170

Cash and cash equivalents at end of period	$7	$11	$7

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Terminated Merger

On March 15, 2007, PHH Corporation (the “Company”) entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell the mortgage operations of the Company (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm. Under the terms of the Merger Agreement, at closing, the Company’s stockholders would have received $31.50 per share in cash and shares of the Company’s Common stock would no longer have been listed on the New York Stock Exchange. The Merger Agreement contained certain restrictions on the Company’s ability to incur new indebtedness and to pay dividends on its Common stock as well as on the payment of intercompany dividends by certain of its subsidiaries without the prior written consent of GE.

On September 17, 2007, the Company notified its stockholders of a development that affected the Merger. It was a condition of the closing of the Merger that Pearl Acquisition be ready, willing and able to consummate the Mortgage Sale. On September 14, 2007, the Company received a copy of a letter sent that day to GE by Pearl Acquisition stating that Pearl Acquisition had received revised interpretations as to the availability of debt financing under the debt commitment letter issued by the banks financing the Mortgage Sale. Pearl Acquisition stated in the letter that it believed these revised interpretations could result in a shortfall of up to $750 million in available debt financing as compared to the amount of financing viewed as being committed at the signing of the Merger Agreement. Pearl Acquisition stated in the letter that it believed that the revised interpretations were inconsistent with the terms of the debt commitment letter and intended to continue its efforts to obtain the debt financing contemplated by the debt commitment letter as well as to explore the availability of alternative debt financing. Pearl Acquisition further stated in the letter that it was not optimistic at that time that its efforts would be successful.

On September 26, 2007, the Merger and the Merger Agreement were approved by the Company’s stockholders.

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million and the Company agreed to pay BCP V up to $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company is entitled to receive the work product that those consultants provided to BCP V and Pearl Acquisition.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

2.	Debt and Borrowing Arrangements

The following table summarizes the components of the Company’s unsecured indebtedness:

	December 31,
	2007	2006
	(In millions)

Term notes	$633	$646
Commercial paper	132	411
Borrowings under credit facilities	765	1,015

	$1,530	$2,072

Unsecured Debt

Term Notes

The outstanding carrying value of term notes as of December 31, 2007 and 2006 consisted of $633 million and $646 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. As of December 31, 2007, the outstanding MTNs were scheduled to mature between January 2008 and April 2018. The effective rate of interest for the MTNs outstanding as of December 31, 2007 and 2006 was 6.9% and 6.8%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed credit facilities (described below) to fully support its outstanding unsecured commercial paper. In addition, should the commercial paper markets be unavailable to the Company, its committed unsecured credit facilities provide an alternative source of liquidity. The Company had unsecured commercial paper obligations of $132 million and $411 million as of December 31, 2007 and 2006, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of December 31, 2007 and 2006 was 6.0% and 5.7%, respectively.

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH Corporation, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Amended Credit Facility also has a Canadian sub-facility, which is available to the Company’s Fleet Management’s Services operations in Canada. Borrowings under the Amended Credit Facility were $765 million and $400 million as of December 31, 2007 and 2006, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. Borrowings under the Amended Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 38 basis points (“bps”) as of December 31, 2006. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

On January 22, 2007, Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt from BBB to BBB-. As a result, the fees and interest rates on borrowings under the Amended Credit Facility increased. After the downgrade, borrowings under the Amended Credit Facility bear interest at LIBOR plus a margin of 47.5 bps. In addition, the per annum utilization and facility fees increased to 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

The Company also maintained an unsecured revolving credit agreement (the “Supplemental Credit Facility”) with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Supplemental Credit Facility were $200 million as of December 31, 2006. As of December 31, 2006, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, and borrowings bore interest at LIBOR plus a margin of 38 bps. The Supplemental Credit Facility also required the Company to pay per annum utilization fees if its usage exceeded 50% of the aggregate commitments under the Supplemental Credit Facility and per annum facility fees. As of December 31, 2006, the per annum utilization and facility fees were 10 bps and 12 bps, respectively. The Company was also required to pay an additional facility fee of 10 bps against the outstanding commitments under the facility as of October 6, 2006. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 47.5 bps and the utilization and facility fees were increased to 12.5 bps and 15 bps, respectively.

On February 22, 2007, the Supplemental Credit Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $200 million and modify the fees and interest rate paid on outstanding borrowings. After this amendment, pricing under the Supplemental Credit Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As a result of this amendment, borrowings under the Supplemental Credit Facility bore interest at LIBOR plus a margin of 82.5 bps and the per annum facility fee increased to 17.5 bps. The amendment eliminated the per annum utilization fee under the Supplemental Credit Facility. The Company repaid the $200 million outstanding balance on the Supplemental Credit Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under its credit facilities.

The Company was party to an unsecured credit agreement with a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent, that provided capacity solely for the repayment of the MTNs that occurred during the third quarter of 2006 (the “Tender Support Facility”). Borrowings under the Tender Support Facility were $415 million as of December 31, 2006. Pricing under the Tender Support Facility was based upon the Company’s senior unsecured long-term debt ratings assigned by Moody’s Investors Service and Standard & Poor’s. As of December 31, 2006, borrowings under this agreement bore interest at LIBOR plus a margin of 75 bps. The Tender Support Facility also required the Company to pay an initial fee of 10 bps of the commitment and a per annum commitment fee of 12 bps as of December 31, 2006. In addition, during the year ended December 31, 2006, the Company paid a one-time fee of 15 bps against borrowings of $415 million drawn under the Tender Support Facility. After Standard & Poor’s downgraded its rating on the Company’s senior unsecured long-term debt on January 22, 2007, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps and the per annum commitment fee was increased to 17.5 bps.

On February 22, 2007, the Tender Support Facility was amended to extend its expiration date to December 15, 2007, reduce the total commitment to $415 million, modify the interest rates to be paid on the Company’s outstanding borrowings based on certain of its senior unsecured long-term debt ratings and eliminate the per annum

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

commitment fee. As a result of this amendment, borrowings under the Tender Support Facility bore interest at LIBOR plus a margin of 100 bps. The Company repaid the $415 million outstanding balance on the Tender Support Facility on its expiration date using available cash, proceeds from the issuance of unsecured commercial paper and borrowings under its credit facilities.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2007:

Unsecured
Debt
(In millions)

Within one year	$331
Between one and two years	—
Between two and three years	5
Between three and four years	765
Between four and five years	—
Thereafter	429

$1,530

As of December 31, 2007, available funding under the Company’s unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Unsecured committed credit facilities(2)	$1,221	$905	$316

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $132 million which fully supports the outstanding unsecured commercial paper issued by the Company as of December 31, 2007. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility. This excludes capacity of the Amended Credit Facility’s Canadian sub-facility.

Beginning on March 16, 2006, access to the Company’s continuous offering shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the Securities and Exchange Commission (“SEC”). Although the Company became current in its filing status with the SEC on June 28, 2007, its shelf registration statement will not be available to the Company until it is a timely filer under the Exchange Act of 1934 for twelve consecutive months. The Company may, however, access the public debt markets through the filing of other registration statements.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2007, the Company was in compliance with all of its financial covenants related to its debt arrangements.

Under certain of the Company’s financing, servicing, hedging and related agreements and instruments (collectively, the “Financing Agreements”), the lenders or trustees have the right to notify the Company if they believe it has breached a covenant under the operative documents and may declare an event of default. If one or more notices of default were to be given, the Company believes it would have various periods in which to cure such events of default. If it does not cure the events of default or obtain necessary waivers within the required time periods, the maturity of some of its debt could be accelerated and its ability to incur additional indebtedness could be restricted. In addition, events of default or acceleration under certain of the Company’s Financing Agreements would trigger cross-default provisions under certain of its other Financing Agreements.

3.	Guarantees and Indemnifications

PHH Corporation provides guarantees to third parties on behalf of its consolidated subsidiaries. These include guarantees of payments under derivative contracts that are used to manage interest rate risk, rent payments to landlords under operating lease agreements, payments of principal under certain borrowing arrangements and guarantees of performance under certain service arrangements.

4.	Subsequent Events

See Note 1, “Terminated Merger” for a discussion of subsequent events related to the terminated Merger.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PHH CORPORATION AND SUBSIDIARIES
(In millions)

		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Year Ended December 31, 2007:
Deferred tax asset valuation allowance	$63	$(20)	$26	(1)	$—		$69
Year Ended December 31, 2006:
Deferred tax asset valuation allowance	62	1	—		—		63
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	86	1	—		(25	)(2)	62

(1)	As a result of the implementation of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company recorded a $26 million increase to its deferred income tax assets and a $26 million increase to its valuation allowance against those deferred income tax assets.

(2)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating loss carryforwards with corresponding reductions in valuation allowances.

PHH CORPORATION
(In millions)

		Additions
	Balance at	Charged to	Charged				Balance at
	Beginning	Costs and	to Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Year Ended December 31, 2007:
Deferred tax asset valuation allowance	$6	$—	$—		$—		$6
Year Ended December 31, 2006:
Deferred tax asset valuation allowance	6	—	—		—		6
Year Ended December 31, 2005:
Deferred tax asset valuation allowance	9	—	5	(1)	(8	)(2)	6

(1)	Intercompany transfer resulting from corporate restructuring in connection with the spin-off from Cendant Corporation during the year ended December 31, 2005.

(2)	Restructuring associated with the spin-off from Cendant Corporation during the year ended December 31, 2005 resulted in reductions of state net operating loss carryforwards with corresponding reductions in valuation allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating our internal control over financial reporting. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions or other factors, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal control over financial reporting as necessary and appropriate for our business, but cannot provide assurance that such efforts will be sufficient to maintain effective internal control over financial reporting.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management utilized substantial internal resources and engaged outside consultants to assist in various aspects of its assessment and compliance efforts. Management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in Item 8 of this Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We engaged in substantial efforts to remediate the six material weaknesses in our internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the ineffectiveness of our disclosure controls and procedures. Our efforts to remediate the material weaknesses identified in the 2006 Form 10-K were ongoing throughout 2007. As a result of the delayed filing of our 2006 Form 10-K until May 24, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 until June 28, 2007, the testing and evaluation processes necessary to complete our assessment of the effectiveness of our internal control over financial reporting were delayed. In addition, on March 15, 2007 we announced that we had entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation and its wholly owned subsidiary, Jade Merger Sub, Inc., to be acquired (the “Merger”) which was expected to close on or before December 31, 2007. (See “Item 1. Business” in this Form 10-K for additional information regarding the Merger.) During 2007 we focused significant time and resources on complying with our obligations under the Merger Agreement, which further delayed our 2007 internal control assessment, testing and evaluation processes. After receiving a notice in September 2007 of certain financing issues that ultimately resulted in the termination of the Merger Agreement, we refocused our time and resources to complete the 2007 internal control assessment, testing and evaluation processes during the quarter ended December 31, 2007.

The following paragraphs describe changes in our internal control over financial reporting as a result of our successful efforts to remediate the six material weaknesses disclosed in our 2006 Form 10-K.

▪	We became a timely filer under the Exchange Act beginning with the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Our previous status as a delayed filer was a contributing factor to the material weakness relating to our financial closing and reporting process disclosed in our 2006 Form 10-K. As a timely filer, we were able to mitigate certain risks associated with internal control deficiencies identified in other process areas, including our human resources, payroll and expenditure processes, through the timely performance of the following internal control processes:

▪	preparation, review and approval of financial statements, financial disclosures and journal entries with the retention of supporting documentation;

▪	performance of our disclosure controls and procedures, including activities performed by the Disclosure Committee and other activities performed by management to ensure appropriate review, supervision and monitoring internal controls were in place in support of the preparation of our financial statements;

▪	determination of the effective income tax rate, significant income tax estimates and contingency reserves, including the analysis of changes to income tax laws and

▪	performance of financial statement and account variance analysis procedures.

▪	We enhanced procedures for the reconciliation of certain accounts payable and other balance sheet accounts, including the investigation and resolution of reconciling items.

▪	We implemented additional monitoring internal controls to determine the completeness and accuracy of data transmitted between us and our third-party payroll service provider related to the review and authorization of payroll funding.

▪	We enhanced certain contract administration and review procedures, including the review of contracts with regard to the appropriate application of GAAP, and documentation evidencing this review to ensure the proper accounting treatment.

▪	We enhanced our policies and procedures related to accounting for income taxes, including income tax contingencies and uncertainties.

▪	We conducted a risk culture survey sampling employees across business units and organizational levels to identify potential issues related to risk management and our internal control environment and to increase employee awareness and understanding of business risks throughout the organization.

▪	We implemented additional internal controls related to establishing, modifying and maintaining vendor accounts, including the validation of payment requests against payment approval limits, and monitoring the transfer of data from our operational systems to our accounts payable system.

Changes in Internal Control Over Financial Reporting

Except for our remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required under this Item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required under this Item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Transactions” and “Board of Directors— Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required under this Item is contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of February, 2008.

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

Signature	Title	Date

/s/ TERENCE W. EDWARDS Terence W. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ CLAIR M. RAUBENSTINE Clair M. Raubenstine	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ A.B. KRONGARD A.B. Krongard	Non-Executive Chairman of the Board of Directors	February 29, 2008

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	February 29, 2008

/s/ GEORGE J. KILROY George J. Kilroy	Director	February 29, 2008

/s/ ANN D. LOGAN Ann D. Logan	Director	February 29, 2008

/s/ JONATHAN D. MARINER Jonathan D. Mariner	Director	February 29, 2008

/s/ FRANCIS J. VAN KIRK Francis J. Van Kirk	Director	February 29, 2008

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2.1		Agreement and Plan of Merger by and among Cendant Corporation, PHH Corporation, Avis Acquisition Corp. and Avis Group Holdings, Inc., dated as of November 11, 2000.	Incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
2	.2*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.
3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.
3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.
3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.
4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.
4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

4.5	Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.
4.6	Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.
4.7	Amendment to the Rights Agreement dated March 14, 2007 between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 15, 2007.
10.1	Base Indenture dated as of June 30, 1999 between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between Greyhound Funding LLC and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10.3	Series 1999-3 Indenture Supplement between Greyhound Funding LLC (now known as Chesapeake Funding LLC) and The Chase Manhattan Bank, as Indenture Trustee, dated as of October 28, 1999, as amended through January 20, 2004.	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10.4	Second Amended and Restated Mortgage Loan Purchase and Servicing Agreement, dated as of October 31, 2000 among the Bishop’s Gate Residential Mortgage Trust, as Purchaser, Cendant Mortgage Corporation, as Seller and Servicer, and PHH Corporation as Guarantor.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006 filed on May 24, 2007.
10.5	Second Amended and Restated Mortgage Loan Repurchases and Servicing Agreement dated as of December 16, 2002 among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, Cendant Mortgage Corporation, as Seller and Servicer and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 5, 2003.
10.6	Series 2002-1 Indenture Supplement, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee, dated as of June 10, 2002.	Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Chesapeake Funding LLC for the year ended December 31, 2002 filed on March 10, 2003.
10.7	Supplemental Indenture No. 2, dated as of May 27, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.3 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.

Exhibit
No.		Description	Incorporation by Reference

10.8		Supplemental Indenture No. 3, dated as of June 18, 2003, to Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC and JPMorgan Chase Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.
10.9		Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.5 to the Amendment to the Registration Statement on Form S-3/A (No. 333-103678) of Chesapeake Funding LLC filed on August 1, 2003.
10.10		Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 4.6 to the Amendment to the Registration Statement on Form S-3/A (No. 333-109007) of Chesapeake Funding LLC filed on November 5, 2003.
10.11		Series 2003-2 Indenture Supplement, dated as of November 19, 2003, between Chesapeake Funding LLC, as Issuer and JPMorgan Chase Bank, as Indenture Trustee.	Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Cendant Corporation (now known as Avis Budget Group, Inc.) for the year ended December 31, 2003 filed on March 1, 2004.
10.12		Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, among PHH Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed on June 30, 2004.
10.13		Series 2004-1 Indenture Supplement, dated as of July 29, 2004, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 2, 2004.
10.14		Amendment, dated as of December 21, 2004, to the Three Year Competitive Advance and Revolving Credit Agreement, dated as of June 28, 2004, by and among PHH, the Financial Institution parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on February 1, 2005.
10	.15‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.
10.16		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.17		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.
10.18		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.
10	.19‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.
10.20		Transition Services Agreement, dated as of January 31, 2005, by and among Cendant Corporation, Cendant Operations, Inc., PHH Corporation, PHH Vehicle Management Services, LLC (d/b/a PHH Arval) and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on February 1, 2005.
10.21		Employment Agreement, dated as of January 31, 2005, by and among PHH Corporation and Terence W. Edwards.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on February 1, 2005.
10	.22†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.
10	.23†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.
10	.24†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.
10	.25†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.
10	.26†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
10	.27†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.28†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.29†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.30†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.31†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10.32		Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement between Sheffield Receivables Corporation, as purchaser, Barclays Bank PLC, New York Branch, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor, dated as of June 30, 2005.	Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10.33		Series 2005-1 Indenture Supplement between Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchaser, Certain APA Banks, Certain Funding Agents and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of July 15, 2005.	Incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.34†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.35†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.36†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.37†‡	Resolution of the PHH Corporation Compensation Committee dated November 10, 2005 modifying fiscal 2005 performance targets for equity awards and cash bonuses under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.38†‡	Form of Vesting Schedule Modification for PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.39†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
10	.40†‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.41		Extension of Scheduled Expiry Date, dated as of December 2, 2005, for Series 1999-3 Indenture Supplement No. 1, dated as of October 28, 1999, as amended, to the Base Indenture, dated as of June 30, 1999.	Incorporated by reference to Exhibit 10.1 to our Amended Current Report on Form 8-K/A filed on December 12, 2005.
10	.42‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.
10	.43†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.
10	.44†‡‡	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2005.
10	.45†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2005.
10	.46†‡‡	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2005.
10.47		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10.48		Extension Agreement, dated as of January 13, 2006, extending the expiration date for the Fourth Amended and Restated Mortgage Loan Repurchase and Servicing Agreement, dated as of June 30, 2005, among Sheffield Receivables Corporation, as Purchaser, Barclays Bank PLC, as Administrative Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2006.
10.49		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.50		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.
10.51		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.
10.52		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.
10.53		$500 million 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2006.
10	.54‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.
10.55		Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006.
10.56		Series 1999-1 Supplement, dated as of November 22, 1999, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 1999-1 Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 21, 2006.
10.57		Base Indenture Amendment Agreement, dated as of October 31, 2000, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 21, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.58		Series 2001-1 Supplement, dated as of March 30, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-1 Agent.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 21, 2006.
10.59		Series 2001-2 Supplement, dated as of November 20, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee and Series 2001-2 Agent.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 21, 2006.
10.60		Base Indenture Second Amendment Agreement, dated as of December 28, 2001, to the Base Indenture, dated as of December 11, 1998, between Bishop’s Gate Residential Mortgage Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on July 21, 2006.
10.61		$750 million Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2006.
10.62		Amended and Restated Liquidity Agreement dated as of December 11, 1998 (as Further and Amended and Restated as of December 2, 2003) among Bishop’s Gate Residential Mortgage Trust, Certain Banks Listed Therein and JPMorgan Chase Bank, as Agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2006.
10.63		Supplemental Indenture, dated as of August 11, 2006, between Bishop’s Gate Residential Mortgage Trust and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2006.
10.64		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.
10	.65‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.
10	.66‡	Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.67‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.68‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.69‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.70‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.71‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.72‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.
10.73		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.
10	.74†‡	Resolution of the PHH Corporation Compensation Committee, dated November 22, 2006, modifying fiscal 2005 performance targets for equity awards and cash bonuses as applied to participants other than the Named Executive Officers under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.	Description	Incorporation by Reference

10.75	Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.
10.76	Amendment to Liquidity Agreement, dated as of December 1, 2006, among Bishop’s Gate Residential Mortgage Trust, Certain Banks listed therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 7, 2006.
10.77	Supplemental Indenture No. 2, dated as of December 26, 2006, between Bishop’s Gate Residential Mortgage Trust, the Issuer, and The Bank of New York, as Indenture Trustee.	Incorporated by reference to Exhibit 10.77 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on March 30, 2007.
10.78	First Amendment, dated as of February 22, 2007, to the 364-Day Revolving Credit Agreement, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2007.
10.79	First Amendment, dated as of February 22, 2007, to the Credit Agreement, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents; J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners; the Lenders, and JPMorgan Chase Bank, N.A., as a Lender and as Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2007.
10.80	First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.81		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.
10.82		Consent and Amendment, dated as of March 14, 2007, between PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, PHH Home Loans, LLC, Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. (formerly known as Cendant Real Estate Services Venture Partner, Inc.), Century 21 Real Estate LLC, Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc., Sotheby’s International Realty Affiliates, Inc., and TM Acquisition Corp.	Incorporated by reference to Exhibit 10.82 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.
10	.83‡	Waiver and Amendment Agreement, dated as of March 14, 2007, between PHH Mortgage Corporation and Merrill Lynch Credit Corporation.	Incorporated by reference to Exhibit 10.83 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on March 30, 2007.
10	.84†‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.
10	.85†	Form of PHH Corporation Retention Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 13, 2007.
10	.86†	Form of PHH Corporation Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on June 7, 2007.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 13, 2007.
10	.87†‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.
10	.88‡	Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.88 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.

Exhibit
No.	Description	Incorporation by Reference

10.89	Guaranty, dated as of November 1, 2007, by PHH Corporation in favor of Greenwich Capital Financial Products, Inc., party to the Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.89 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.
10.90	Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.
10.91	Second Amendment, dated as of November 2, 2007, to the $500 million 364-Day Revolving Credit Agreement, as amended, dated as of April 6, 2006, among PHH Corporation, as Borrower, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 2, 2007.
10.92	Second Amendment, dated as of November 2, 2007, to the $750 million Credit Agreement, as amended, dated as of July 21, 2006, among PHH Corporation, as Borrower, Citicorp North America, Inc. and Wachovia Bank, National Association, as Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 2, 2007.
10.93	Second Amendment, dated as of November 30, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.94		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.
10.95		Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Glossary of Terms.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Securities and Exchange Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.