Form 10-Q
period 2008-03-31
PHH CORP
filed 2008-05-09
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of April 15, 2008, 54,136,732 shares of common stock were outstanding.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) the expectation that the unpaid principal balance of loans as of March 31, 2008 for which we sold the underlying mortgage servicing rights will be transferred to the purchaser’s systems during the second quarter of 2008; (iii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iv) our expectation that there will be a decrease in our Provision for income taxes and that the amount of unrecognized income tax benefits will change during the three months ended June 30, 2008 primarily due to the IRS Method Change (as defined in Note 9, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q); (v) our expectations that the convertible note hedge transactions will reduce the potential dilution upon conversion of the Convertible Notes (as defined in Note 15, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q) and that there will be no net impact to our Consolidated Statements of Operations as a result of issuing the Convertible Notes and entering into the convertible note hedge transactions; (vi) our expectations regarding lower origination volumes, home sale volumes and increasing competition in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (vii) our expectations regarding our mortgage originations from refinance activity during the remainder of 2008; (viii) our expected savings during the remainder of 2008 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (ix) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (x) our expected capital expenditures for 2008; (xi) our expectation that the London Interbank Offered Rate (“LIBOR”) and commercial paper, long-term United States (“U.S.”) Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future, (xii) our expectation that we will be a timely filer under the Exchange Act for twelve consecutive months and that our shelf registration statement will become available on or about July 1, 2008 and (xiii) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q and “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of a continued decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of competition with greater financial resources and broader product lines;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms to finance our operations and growth strategy, to operate within the limitations imposed by financing arrangements and to maintain our credit ratings;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings;

■	a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants under our financing agreements and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months
	Ended March 31,
	2008	2007

Revenues
Mortgage fees	$55	$30
Fleet management fees	42	39

Net fee income	97	69

Fleet lease income	384	390

Gain on mortgage loans, net	72	43

Mortgage interest income	53	91
Mortgage interest expense	(42)	(71)

Mortgage net finance income	11	20

Loan servicing income	112	130

Change in fair value of mortgage servicing rights	(136)	(72)
Net derivative gain (loss) related to mortgage servicing rights	26	(5)

Valuation adjustments related to mortgage servicing rights	(110)	(77)

Net loan servicing income	2	53

Other income	76	21

Net revenues	642	596

Expenses
Salaries and related expenses	116	87
Occupancy and other office expenses	19	18
Depreciation on operating leases	322	311
Fleet interest expense	44	49
Other depreciation and amortization	7	8
Other operating expenses	90	90

Total expenses	598	563

Income before income taxes and minority interest	44	33
Provision for income taxes	12	18

Income before minority interest	32	15
Minority interest in income of consolidated entities, net of income taxes of $(2)	2	—

Net income	$30	$15

Basic earnings per share	$0.55	$0.28

Diluted earnings per share	$0.55	$0.27

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$117	$149
Restricted cash	566	579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,853	—
Accounts receivable, net	528	686
Net investment in fleet leases	4,292	4,224
Mortgage servicing rights	1,466	1,502
Investment securities	39	34
Property, plant and equipment, net	60	61
Goodwill	86	86
Other assets	606	472

Total assets	$9,613	$9,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$477	$533
Debt	6,477	6,279
Deferred income taxes	681	697
Other liabilities	393	287

Total liabilities	8,028	7,796

Commitments and contingencies (Note 10)	—	—
Minority interest	36	32
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at March 31, 2008 and 10,000,000 shares authorized at December 31, 2007; none issued or outstanding at March 31, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value; 108,910,000 shares authorized at March 31, 2008 and 100,000,000 shares authorized at December 31, 2007; 54,136,732 shares issued and outstanding at March 31, 2008; 54,078,637 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	977	972
Retained earnings	546	527
Accumulated other comprehensive income	25	29

Total stockholders’ equity	1,549	1,529

Total liabilities and stockholders’ equity	$9,613	$9,357

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$1,529
Adjustment to distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	3	—	3
Effect of adoption of SFAS No. 157 and SFAS No. 159, net of income taxes of $(10)	—	—	—	(14)	—	(14)
Net income	—	—	—	30	—	30
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(4)	(4)
Stock compensation expense	—	—	5	—	—	5
Stock options exercised, including excess tax benefit of $0	8,339	—	—	—	—	—
Restricted stock award vesting, net of excess tax benefit of $0	49,756	—	—	—	—	—

Balance at March 31, 2008	54,136,732	$1	$977	$546	$25	$1,549

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$30	$15
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(99)	(95)
Net unrealized loss on mortgage servicing rights and related derivatives	110	77
Vehicle depreciation	322	311
Other depreciation and amortization	7	8
Origination of mortgage loans held for sale	(6,768)	(7,132)
Proceeds on sale of and payments from mortgage loans held for sale	6,468	7,045
Other adjustments and changes in other assets and liabilities, net	(54)	54

Net cash provided by operating activities	16	283

Cash flows from investing activities:
Investment in vehicles	(551)	(582)
Proceeds on sale of investment vehicles	126	231
Purchase of mortgage servicing rights	(1)	(28)
Proceeds on sale of mortgage servicing rights	81	—
Cash paid on derivatives related to mortgage servicing rights	(115)	(4)
Net settlement proceeds from (payments for) derivatives related to mortgage servicing rights	224	(12)
Purchases of property, plant and equipment	(4)	(5)
Decrease in Restricted cash	13	1
Other, net	1	2

Net cash used in investing activities	(226)	(397)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(126)	198
Proceeds from borrowings	8,713	5,032
Principal payments on borrowings	(8,396)	(5,054)
Other, net	(14)	(7)

Net cash provided by financing activities	177	169

Effect of changes in exchange rates on Cash and cash equivalents	1	—

Net (decrease) increase in Cash and cash equivalents	(32)	55
Cash and cash equivalents at beginning of period	149	123

Cash and cash equivalents at end of period	$117	$178

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

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments, which include normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights (“MSRs”), mortgage loans held for sale (“MLHS”), other financial instruments and goodwill and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Recent Market Events

During the second half of the year ended December 31, 2007 and the three months ended March 31, 2008, there has been a reduced demand for certain mortgage products and mortgage-backed securities in the secondary market, which has reduced liquidity and the resulting valuation for these types of assets.

Adverse conditions in the U.S. housing market, disruptions in the credit markets and disruptions in certain asset-backed security market segments resulted in substantial valuation reductions during the year ended December 31, 2007 and the three months ended March 31, 2008, most significantly on mortgage-backed securities. Market credit spreads have recently gone from historically tight to historically wide levels. The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to mortgage-backed securities. As a result of the deterioration in the asset-backed securities market, the costs associated with asset-backed commercial paper issued by the multi-seller conduits, which fund the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes, in particular, were negatively impacted beginning in the third quarter of 2007 and continued during the three months ended March 31, 2008.

Management has considered the effects of these market developments in the preparation of the Condensed Consolidated Financial Statements.

Changes in Accounting Policies

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 13, “Fair Value Measurements” for additional information regarding the fair value hierarchy.) SFAS No. 157 also nullified the guidance in Emerging Issues Task Force (“EITF”) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique.

The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. As a result of the adoption of SFAS No. 157, the Company recorded a $9 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to the Company’s interest rate lock commitments (“IRLCs”) that were previously deferred in accordance with EITF 02-3. The fair value of the Company’s IRLCs, as determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

All of the Company’s derivative assets and liabilities, including IRLCs, are included in Other assets and Other liabilities in the Condensed Consolidated Balance Sheet, which is consistent with the classification of these instruments prior to the adoption of SFAS No. 157.

The following table summarizes the transition adjustment at the date of adoption of SFAS No. 157:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption
	(In millions)

Derivative assets	$177	$(3)	$174
Derivative liabilities	121	(12)	133
Income tax benefit		6

Cumulative-effect adjustment, net of income taxes		$(9)

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with instruments for which the Fair Value Option is elected are recognized as earned and expensed as incurred, rather than deferred. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument.

The Company adopted the provisions of SFAS No. 159 effective January 1, 2008. Upon adopting SFAS No. 159, the Company elected to measure certain eligible items at fair value, including all of its MLHS and Investment securities existing at the date of adoption. The Company also made an automatic election to record future MLHS and retained interests in securitizations at fair value. The Company’s fair value election for MLHS is intended to better reflect the underlying economics of the Company as well as eliminate the operational complexities of the Company’s risk management activities related to its MLHS and applying hedge accounting pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company’s fair value election for Investment securities enables it to record all gains and losses on these investments through the Consolidated Statement of Operations.

Upon the adoption of SFAS No. 159, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was the Company’s policy prior to the adoption of SFAS No. 159. Prior to the adoption of SFAS No. 159, interest receivable related to the Company’s MLHS was included in Accounts receivable, net in the Consolidated Balance Sheets; however, after the adoption of SFAS No. 159, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Also, prior to the adoption of SFAS No. 159 the Company’s investments were classified as either available-for-sale or trading securities pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) or hybrid financial instruments pursuant to SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). The recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Unrealized gains or losses included in Stockholders’ equity as of January 1, 2008, prior to the adoption of SFAS No. 159, were not significant. As a result of the adoption of SFAS No. 159, the Company recorded a $5 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred in accordance with SFAS No. 91. (See Note 13, “Fair Value Measurements” for additional information.)

The following table summarizes the transition adjustment at the date of adoption of SFAS No. 159:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption
	(In millions)

Mortgage loans held for sale	$1,564	$(4)	$1,560
Accounts receivable, net	686	(5)	681
Income tax benefit		4

Cumulative-effect adjustment, net of income taxes		$(5)

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modified FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” by permitting companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

netting arrangement against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from the same master netting arrangement as the derivative instruments. Retrospective application was required for all prior period financial statements presented. The Company adopted the provisions of FSP FIN 39-1 on January 1, 2008. The adoption of FSP FIN 39-1 did not impact the Company’s Consolidated Financial Statements, as its practice of netting cash collateral against net derivative assets and liabilities under the same master netting arrangements prior to the adoption of FSP FIN 39-1 was consistent with the provisions of FSP FIN 39-1.

Written Loan Commitments.  In November 2007, the SEC issued SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 effective January 1, 2008. SAB 109 requires prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of SAB 109 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of SAB 109, the Company recognized a benefit to Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157.

Expected Term for Employee Stock Options.  In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 amends SAB No. 107, “Share-Based Payment” to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. The Company adopted the provisions of SAB 110 effective January 1, 2008. The adoption of SAB 110 will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for the application of the simplified method to future stock option grants made by the Company.

Recently Issued Accounting Pronouncements

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141(R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

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

Transfers of Financial Assets and Repurchase Financing Transactions.  In February 2008, the FASB issued FSP No. FAS 140-3 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) unless the criteria of FSP FAS 140-3 are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and is to be applied prospectively. The Company is currently evaluating the impact of adopting FSP FAS 140-3 on its Consolidated Financial Statements.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosure requirements for derivative instruments and hedging activities regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how they affect financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 enhances disclosure requirements and will not impact the Company’s financial condition, results of operations or cash flows.

2.	Terminated Merger Agreement

On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger Agreement, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell the mortgage operations of the Company (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group (“Blackstone”), a global investment and advisory firm.

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million and the Company paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company received work product that those consultants provided to BCP V and Pearl Acquisition.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	Earnings Per Share

Basic earnings per share was computed by dividing net income during the period by the weighted-average number of shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended March 31, 2008 excludes approximately 1.5 million outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations for the periods indicated:

	Three Months
	Ended March 31,
	2008	2007
	(In millions, except share and
	per share data)

Net income	$30	$15

Weighted-average common shares outstanding—basic	54,192,929	53,754,760
Effect of potentially dilutive securities:
Stock options	98,400	714,570
Restricted stock units	239,165	208,785

Weighted-average common shares outstanding—diluted	54,530,494	54,678,115

Basic earnings per share	$0.55	$0.28

Diluted earnings per share	$0.55	$0.27

4.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Balance, beginning of period	$126,540	$146,836
Additions	6,109	8,832
Payoffs and curtailments	(5,190)	(6,091)

Balance, end of period	$127,459	$149,577

The activity in the Company’s capitalized MSRs consisted of:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,502	$1,971
Additions	100	123
Changes in fair value due to:
Realization of expected cash flows	(60)	(75)
Changes in market inputs or assumptions used in the valuation model	(76)	3

Balance, end of period	$1,466	$2,022

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The significant assumptions used in estimating the fair value of MSRs at March 31, 2008 and 2007 were as follows (in annual rates):

	March 31,
	2008	2007

Prepayment speed	21%	19%
Discount rate	12%	10%
Volatility	24%	13%

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

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Net service fee revenue	$107	$124
Late fees	7	6
Other ancillary servicing revenue	5	5

As of March 31, 2008, the Company’s MSRs had a weighted-average life of approximately 4.6 years. Approximately 71% of the MSRs associated with the loan servicing portfolio as of March 31, 2008 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Three Months
	Ended March 31,
	2008	2007

Initial capitalization rate of additions to MSRs	1.64%	1.39%

	March 31,
	2008	2007

Capitalized servicing rate	1.15%	1.35%
Capitalized servicing multiple	3.5	4.2
Weighted-average servicing fee (in basis points)	33	32

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Balance, beginning of period	$159,183	$160,222
Additions	8,427	9,557
Payoffs and curtailments	(6,374)	(7,909)

Balance, end of period(1)	$161,236	$161,870

Portfolio Composition

	March 31,
	2008	2007
	(In millions)

Owned servicing portfolio	$131,739	$153,431
Subserviced portfolio(1)	29,497	8,439

Total servicing portfolio	$161,236	$161,870

Fixed rate	$106,764	$103,844
Adjustable rate	54,472	58,026

Total servicing portfolio	$161,236	$161,870

Conventional loans	$148,209	$150,385
Government loans	8,710	7,565
Home equity lines of credit	4,317	3,920

Total servicing portfolio	$161,236	$161,870

Weighted-average interest rate	5.9%	6.1%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Portfolio Delinquency(2)

	March 31,
	2008		2007
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	1.78%	1.57%	1.73%	1.49%
60 days	0.42%	0.39%	0.33%	0.27%
90 or more days	0.38%	0.32%	0.33%	0.27%

Total delinquency	2.58%	2.28%	2.39%	2.03%

Foreclosure/real estate owned/bankruptcies	1.26%	1.16%	0.78%	0.60%

(1)	During the year ended December 31, 2007, the Company sold MSRs; as of March 31, 2008, MSRs associated with $18.6 billion of the unpaid principal balance of underlying mortgage loans are being subserviced by the Company until the MSRs are transferred from the Company’s systems to the purchaser’s systems, which is expected to occur in the second quarter of 2008. These loans are included in the Company’s mortgage loan servicing portfolio balance as of March 31, 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

6.	Derivatives and Risk Management Activities

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

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the IRLC through the loan funding date or expiration date. In addition, the Company is subject to fallout risk, which is the risk that an approved borrower will choose not to close on the loan. The Company uses forward delivery commitments to manage the interest and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 13, “Fair Value Measurements” for further discussion regarding IRLCs.)

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

forward delivery commitments to fix the forward sales price that will be realized in the secondary market. Forward delivery commitments are not available for all products; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to minimize the interest rate and price risk. These derivative instruments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

As of January 1, 2008, the Company elected to record its MLHS at fair value pursuant to SFAS No. 159. Since the Company records its MLHS at fair value, it no longer designates its forward delivery commitments as fair value hedges under SFAS No. 133. Subsequent to January 1, 2008, changes in the fair value of MLHS and all forward delivery commitments are recorded as a component of Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations. (See Note 13, “Fair Value Measurements” for further discussion regarding MLHS and related forward delivery commitments.)

Prior to the adoption of SFAS No. 159 on January 1, 2008, the Company’s forward delivery commitments related to its MLHS were designated and classified as fair value hedges to the extent that they qualified for hedge accounting under SFAS No. 133. Forward delivery commitments that did not qualify for hedge accounting were considered freestanding derivatives. Changes in the fair value of all forward delivery commitments were recorded as a component of Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of MLHS were recorded as a component of Gain on mortgage loans, net to the extent that they qualified for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS were not recorded to the extent the hedge relationship was deemed to be ineffective under SFAS No. 133.

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives, as recorded pursuant to SFAS No. 133:

Three Months
Ended March 31,
2007
(In millions)

Change in value of IRLCs	$1
Change in value of MLHS	(2)

Total change in value of IRLCs and MLHS	(1)

Mark-to-market of derivatives designated as hedges of MLHS	(2)
Mark-to-market of freestanding derivatives(1)	(1)

Net (loss) on derivatives	(3)

Net (loss) on hedging activities(2)	$(4)

(1)	Amount includes $(2) million of ineffectiveness recognized on hedges of MLHS during the three months ended March 31, 2007, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three months ended March 31, 2007, the Company recognized $(4) million of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

The net activity in the Company’s derivatives related to MSRs consisted of:

	Three Months
	Ended March 31,
	2008		2007
	(In millions)

Net balance, beginning of period	$68	(1)	$—	(2)
Additions	115		4
Changes in fair value	26		(5)
Net settlement (proceeds) payments	(224)		12

Net balance, end of period	$(15	)(3)	$11	(4)

(1)	The net balance represents the gross asset of $152 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $84 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $56 million (recorded within Other assets) net of the gross liability of $56 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $174 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $189 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $36 million (recorded within Other assets) net of the gross liability of $25 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three months ended March 31, 2008 and 2007, except to create the accrual of interest expense at variable rates. The net gains recognized during the three months ended March 31, 2008 and 2007 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized a net gain of $1 million during the three months ended March 31, 2008 related to instruments that were not designated as cash flow hedges, which was included in Fleet interest expense in the Condensed Consolidated Statement of Operations. The net gain related to instruments that were not designated as cash flow hedges during the three months ended March 31, 2007 was not significant and was recorded in Fleet interest expense in the Condensed Consolidated Statement of Operations.

7.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	March 31,	December 31,
	2008	2007
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,416	$7,350
Vehicles under closed-end operating leases	262	251

Vehicles under operating leases	7,678	7,601
Less: Accumulated depreciation	(3,870)	(3,827)

Net investment in operating leases	3,808	3,774

Direct Financing Leases:
Lease payments receivable	176	182
Less: Unearned income	(10)	(11)

Net investment in direct financing leases	166	171

Off-Lease Vehicles:
Vehicles not yet subject to a lease	313	274
Vehicles held for sale	13	13
Less: Accumulated depreciation	(8)	(8)

Net investment in off-lease vehicles	318	279

Net investment in fleet leases	$4,292	$4,224

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$447	$447
Variable funding notes	3,470	546	—	4,016
Commercial paper	—	—	6	6
Borrowings under credit facilities	—	926	1,066	1,992
Other	9	—	7	16

	$3,479	$1,472	$1,526	$6,477

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. As of both March 31, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.5 billion. The debt issued as of March 31, 2008 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). On February 28, 2008, the agreement governing the Series 2006-1 Notes was amended to extend the Scheduled Expiry Date to February 26, 2009, increase the commitment and program fee rates and modify certain other covenants and terms. These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

vehicle management asset-backed debt arrangements was 4.1% and 5.7% as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $430 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

The Company maintains a $1 billion committed mortgage repurchase facility (the “Greenwich Repurchase Facility”) with Greenwich Capital Financial Products, Inc. As of March 31, 2008, borrowings under the Greenwich Repurchase Facility were $746 million and were collateralized by underlying mortgage loans and related assets of $775 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this variable-rate facility were $532 million. As of March 31, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.5% and 5.4%, respectively. The Greenwich Repurchase Facility expires on October 30, 2008. The assets collateralizing the Greenwich Repurchase Facility are not available to pay the Company’s general obligations.

On February 28, 2008 the Company entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty (together, the “Citigroup Repurchase Facility”). As of March 31, 2008, borrowings under the Citigroup Repurchase Facility were $16 million and were collateralized by underlying mortgage loans of $19 million, included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of March 31, 2008, borrowings under this variable-rate facility bore interest at 4.0%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Company maintains a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is funded by a multi-seller conduit. As of March 31, 2008, borrowings under the Mortgage Repurchase Facility were $274 million and were collateralized by underlying mortgage loans and related assets of $329 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of March 31, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.2% and 5.1%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of March 31, 2008, borrowings under the Mortgage Venture Repurchase Facility were $272 million and were collateralized by underlying mortgage loans and related assets of $303 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 3.3% and 5.4% as of March 31, 2008 and December 31, 2007, respectively. The Mortgage Venture also pays an annual liquidity fee of 20 basis points (“bps”) on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a $150 million committed secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of March 31, 2008, borrowings under this secured line of credit were $61 million and were collateralized by underlying mortgage loans and related assets of $93 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

This variable-rate line of credit bore interest at 3.6% and 5.5% as of March 31, 2008 and December 31, 2007, respectively. This line of credit agreement expires on October 3, 2008.

As of March 31, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.4 billion, and the Company had approximately $912 million of unused capacity available.

Unsecured Debt

Term Notes

The outstanding carrying value of term notes as of March 31, 2008 and December 31, 2007 consisted of $447 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the three months ended March 31, 2008, term notes with a carrying value of $180 million were repaid upon maturity. As of March 31, 2008, the outstanding MTNs were scheduled to mature between April 2008 and April 2018. The effective rate of interest for the MTNs outstanding as of March 31, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed unsecured credit facilities (described below) to fully support its outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. The Company had unsecured commercial paper obligations of $6 million and $132 million as of March 31, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of March 31, 2008 and December 31, 2007 was 4.1% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.1 billion and $840 million as of March 31, 2008 and December 31, 2007, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of March 31, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

See Note 15, “Subsequent Events” for a discussion of convertible notes issued by the Company on April 2, 2008 and the Company’s use of the proceeds from the offering.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at March 31, 2008 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,633	$18	$1,651
Between one and two years	1,181	—	1,181
Between two and three years	947	1,071	2,018
Between three and four years	688	—	688
Between four and five years	391	429	820
Thereafter	111	8	119

	$4,951	$1,526	$6,477

As of March 31, 2008, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,909	$3,479	$430
Mortgage warehouse	2,384	1,472	912
Unsecured Committed Credit Facilities(2)	1,301	1,080	221

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $6 million which fully supports the outstanding unsecured commercial paper issued by the Company as of March 31, 2008. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to the Company’s continuous offering shelf registration statement for public debt issuances was no longer available due to the Company’s non-current filing status with the SEC. Although the Company became current in its filing status with the SEC on June 28, 2007, this shelf registration statement will not be available to the Company until it is a timely filer under the Securities Exchange Act of 1934, as amended, for twelve consecutive months. The Company expects this to occur on or about July 1, 2008. The Company may, however, access the public debt markets through the filing of other registration statements.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At March 31, 2008, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

9.	Income Taxes

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

During the three months ended March 31, 2008, the Provision for income taxes was $12 million and was significantly impacted by a $7 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the three months ended March 31, 2008) and a $1 million increase in liabilities for income tax contingencies.

During the three months ended March 31, 2007, the Provision for income taxes was $18 million and was significantly impacted by a $4 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended March 31, 2007 for which the Company believed it was more likely than not that the loss carryforwards would not be realized) and a $1 million increase in liabilities for income tax contingencies.

In April 2008, the Company received approval from the Internal Revenue Service (“IRS”) regarding an accounting method change (the “IRS Method Change”). In accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” the Company will record the impact of the IRS Method Change in the period that it was approved. The Company expects to record a net decrease to its Provision for income taxes for the three months ended June 30, 2008 of approximately $8 million to $12 million as a result of recording the effect of the IRS Method Change. As of March 31, 2008, the Company’s liability for unrecognized income tax benefits did not materially change from the amount recorded at December 31, 2007; however, it is expected that the amount of unrecognized income tax benefits will change during the three months ended June 30, 2008 primarily due to the resolution of certain uncertainties resulting from the receipt of approval from the IRS regarding the IRS Method Change.

10.	Commitments and Contingencies

Tax Contingencies

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to its spin-off from Cendant Corporation (the “Spin-Off”). In connection with the Spin-Off, the Company and Cendant

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Condensed Consolidated Financial Statements) entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”). The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the Company was included in Cendant’s income tax returns that change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Cendant 2007 Form 10-K”) (filed on February 28, 2008 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an IRS audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2007 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $1.9 billion as of March 31, 2008. In addition, the outstanding balance of loans sold with recourse by the Company and those that were sold without recourse for which the Company subsequently agreed to either indemnify the investor or repurchase the loan was $460 million as of March 31, 2008.

As of March 31, 2008, the Company had a liability of $31 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of March 31, 2008, mortgage loans in foreclosure were $86 million, net of an allowance for probable losses of $9 million, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Real Estate Owned

Real estate owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of March 31, 2008, REO were $42 million, net of a $14 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the Condensed Consolidated Balance Sheet as of March 31, 2008. As of March 31, 2008, a liability of $39 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities.

Loan Funding Commitments

As of March 31, 2008, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.5 billion. Additionally, as of March 31, 2008, the Company had commitments to fund open home equity lines of credit of $166 million and construction loans to individuals of $28 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $4.1 billion of forward delivery commitments as of March 31, 2008 generally will be settled within 90 days of the individual commitment date.

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

11.	Stock-Related Matters

On March 27, 2008, the Company announced that it had reclassified 8,910,000 shares of its unissued $0.01 par value Preferred stock into the same number of authorized and unissued shares of its $0.01 par value Common stock, subject to further classification or reclassification and issuance by the Company’s Board of Directors. The Company reclassified the shares in order to ensure that a sufficient number of authorized and unissued shares of the Company’s Common stock will be available to satisfy the exercise rights under the convertible notes and the convertible note hedge and warrant transactions (as further discussed in Note 15, “Subsequent Events”).

12.	Accumulated Other Comprehensive Income

The components of comprehensive income are summarized as follows:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Net income	$30	$15

Other comprehensive loss:
Currency translation adjustments	(4)	1
Unrealized loss on available-for-sale securities, net of income taxes	—	(1)

Total other comprehensive loss	(4)	—

Total comprehensive income	$26	$15

The after-tax components of Accumulated other comprehensive income were as follows:

			Accumulated
	Currency		Other
	Translation	Pension	Comprehensive
	Adjustment	Adjustment	Income
	(In millions)

Balance at December 31, 2007	$32	$(3)	$29
Change during 2008	(4)	—	(4)

Balance at March 31, 2008	$28	$(3)	$25

The pension adjustment presented above is net of income taxes; however the currency translation adjustment presented above excludes income taxes related to essentially permanent investments in foreign subsidiaries.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	Fair Value Measurements

SFAS No. 157 prioritizes the inputs to the valuation techniques used to measure fair value into a three-level valuation hierarchy. The valuation hierarchy is based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. Pursuant to SFAS No. 157, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety. The three levels of this valuation hierarchy consist of the following:

Level One.  Level One inputs are unadjusted, quoted prices in active markets for identical assets or liabilities which the Company has the ability to access at the measurement date.

Level Two.  Level Two inputs are observable for that asset or liability, either directly or indirectly, and include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, observable inputs for the asset or liability other than quoted prices and inputs derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified contractual term, the inputs must be observable for substantially the full term of the asset or liability.

Level Three.  Level Three inputs are unobservable inputs for the asset or liability that reflect the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available.

The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness and liquidity.

The following is a description of the valuation methodologies used by the Company for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Mortgage Loans Held for Sale.  MLHS represent mortgage loans originated or purchased by the Company and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in the Condensed Consolidated Balance Sheet at the lower of cost or market value, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. After the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations, and interest income, which is accrued as earned, is included in Mortgage interest income in the Condensed Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159.

The Company’s policy for placing loans on non-accrual status is consistent with the Company’s policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable that the amounts are fully collectible.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, the Company’s construction loans are classified within Level Three due to the lack of observable pricing data.

The following table reflects the difference between the carrying amount of MLHS, measured at fair value pursuant to SFAS No. 159, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of March 31, 2008:

			Excess
			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,853	$1,894	$(41)
Loans 90 or more days past due and on non-accrual status	13	27	(14)

The components of the Company’s MLHS, recorded at fair value, were as follows:

March 31,
2008
(In millions)

First mortgages:
Conforming(1)	$1,224
Non-conforming	341
Alt-A(2)	23
Construction loans	56

Total first mortgages	1,644

Second lien	42
Scratch and Dent(3)	39
Other(4)	128

Total	$1,853

(1)	Represents mortgages that conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Government Sponsored Enterprises” or “GSEs”).

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a GSE loan.

(3)	Represents mortgages with origination flaws or performance issues.

(4)	Represents primarily first mortgages to be sold under best efforts commitments.

At March 31, 2008, the Company pledged $1.6 billion of Mortgage loans held for sale as collateral in asset- backed debt arrangements.

Investment Securities.  Investment securities consist of interests that continue to be held in securitizations, or retained interests. The Company sells residential mortgage loans in securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Prior to the adoption of SFAS No. 159 the Company’s Investment securities were classified as either available-for-sale or trading securities pursuant to SFAS No. 115 or hybrid financial instruments pursuant to SFAS No. 155. The recognition of unrealized gains and losses in earnings related to the Company’s investments

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

classified as trading securities and hybrid financial instruments is consistent with the classification prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with the Company’s accounting policy prior to the adoption of SFAS No. 159. After the adoption of SFAS No. 159, on January 1, 2008, the fair value of the Company’s investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. Due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation, the Company’s Investment securities are classified within Level Three of the valuation hierarchy.

Derivative Instruments.  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates (see Note 6, “Derivatives and Risk Management Activities” for a detailed description of the Company’s derivative instruments). All of the Company’s derivative instruments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets, which is consistent with the classification of these items prior to the adoption of SFAS No. 157. The changes in the fair values of derivative instruments are included in the following line items in the Condensed Consolidated Statements of Operations, which is consistent with the classification prior to the adoption of SFAS No. 157: (i) mortgage loan-related derivatives, including IRLCs, are included in Gain on mortgage loans, net, (ii) debt-related derivatives are included in Mortgage interest expense or Fleet interest expense and (iii) derivatives related to MSRs are included in Net derivative gain (loss) related to mortgage servicing rights.

The fair value of the Company’s derivative instruments, other than IRLCs, is determined by utilizing quoted prices from dealers in such securities or internally-developed or third-party models utilizing observable market inputs. These instruments are classified within Level Two of the valuation hierarchy.

The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan (determined consistent with “—Mortgage Loans Held for Sale” above), adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs, the Company’s IRLCs are classified within Level Three of the valuation hierarchy.

Mortgage Servicing Rights.  An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio. MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company services residential mortgage loans, which represent its single class of servicing rights, and has elected the fair value measurement method for subsequently measuring these servicing rights, in accordance with SFAS No. 156. The adoption of SFAS No. 157 did not impact the Company’s accounting policy with respect to MSRs. The initial value of capitalized servicing is recorded as an addition to Mortgage servicing rights in the Condensed Consolidated Balance Sheets and has a direct impact on Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations. Valuation changes in the MSRs are recognized in Change in fair value of mortgage servicing rights in the Condensed Consolidated Statements of Operations and the carrying amount of the MSRs is adjusted in the Condensed Consolidated Balance Sheets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the Company’s estimate of the fair value of the MSRs is forecasted prepayments. The Company uses a third-party model to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. The model to forecast prepayment rates used in the development of expected future cash flows is based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, previous refinance opportunities and estimated levels of home equity. On a quarterly basis, the Company validates the assumptions used in estimating the fair value of the MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources.

The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the relatively inactive market for such assets.

The Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,797	$56	$—	$1,853
Mortgage servicing rights	—	—	1,466	—	1,466
Investment securities	—	—	39	—	39
Other assets:
Derivative assets	—	1,207	44	(965)	286
Other assets	2	—	—	—	2
Liabilities:
Other liabilities:
Derivative liabilities	—	1,047	9	(819)	237

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet which represent the effect of netting the payable or receivable for cash collateral held or placed with the same counterparties under legally enforceable master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the three months ended March 31, 2008 consisted of:

						Purchases,
						Issuances	Transfers
	Balance,	Realized		Unrealized		and	Out of		Balance,
	Beginning	Gains		(Losses)		Settlements,	Level		End of
	of Period	(Losses)		Gains(1)		Net	Three		Period
	(In millions)

Assets:
Mortgage loans held for sale	$59	$1		$—		$7	$(11	)(2)	$56
Mortgage servicing rights	1,502	(60	)(3)	(76	)(4)	100	—		1,466
Investment securities	34	—		6		(1)	—		39
Derivatives, net	(9)	43		35		(34)	—		35

(1)	Represents amounts included in earnings during the three months ended March 31, 2008 attributable to assets and liabilities included in the Condensed Consolidated Balance Sheet as of March 31, 2008.

(2)	Represents construction loans that converted to first mortgages during the three months ended March 31, 2008.

(3)	Represents the realization of expected cash flows from the Company’s MSRs.

(4)	Represents the change in market inputs and assumptions used in the MSR valuation model.

The Company’s realized and unrealized gains and losses during the three months ended March 31, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$—	$—	$—	$78
Change in fair value of mortgage servicing rights	—	(136)	—	—
Interest income	1	—	—	—
Other income	—	—	6	—

When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors. In the event that certain inputs to the valuation of assets and liabilities are actively quoted and can be validated to external sources, the realized and unrealized gains and losses included in the table above include changes in fair value determined by observable factors.

Changes in the availability of observable inputs may result in the reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in or out of Level Three in the period that the change occurs.

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

The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2008	2007	Change	2008	2007	Change
	(In millions)

Mortgage Production segment	$126	$71	$55	$(8)	$(39)	$31
Mortgage Servicing segment	19	75	(56)	(16)	55	(71)

Total Mortgage Services	145	146	(1)	(24)	16	(40)
Fleet Management Services segment	448	450	(2)	24	21	3

Total reportable segments	593	596	(3)	—	37	(37)
Other(2)	49	—	49	42	(4)	46

Total Company	$642	$596	$46	$42	$33	$9

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Income before income taxes and minority interest	$44	$33
Minority interest in income of consolidated entities, net of income taxes	2	—

Segment profit	$42	$33

(2)	Net revenues reported under the heading Other for the three months ended March 31, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the three months ended March 31, 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the three months ended March 31, 2007 represents expenses related to the terminated Merger Agreement.

15.	Subsequent Events

Convertible Senior Notes

On March 27, 2008, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC (collectively, the “Initial Purchasers”), with respect to the Company’s issuance and sale of $250 million in aggregate principal amount of 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”). The aggregate principal amount of the Convertible Notes issued reflects the full exercise of the over-allotment option granted to the Initial Purchasers with respect to the Convertible Notes. The offering of the Convertible Notes was completed on April 2, 2008. The Convertible Notes will mature on April 15, 2012. Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at the Company’s election, in cash, shares of its Common stock or a combination of cash and Common stock. The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities.

The net proceeds from the offering were $241 million. The Company used $28 million of the net proceeds of the offering to pay the net cost of the convertible note hedging and warrant transactions, which are further discussed

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

below. The Company also used $213 million of the proceeds of the offering to reduce the borrowings under the Amended Credit Facility.

On April 2, 2008, $250 million in aggregate principal amount of the Convertible Notes were sold to the Initial Purchasers at a price of $1,000 per Convertible Note, less an Initial Purchasers’ discount. The Convertible Notes are governed by an indenture, dated April 2, 2008, (the “Indenture”), between the Company and The Bank of New York, as trustee. The Notes bear interest at a rate of 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th of each year, beginning on October 15, 2008. The Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior debt and senior to all of its subordinated debt.

Under the Indenture, holders may convert their Convertible Notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2011 only under the following circumstances: (i) during the five business-day period after any five consecutive business days (the “Measurement Period”) in which the trading price per Convertible Note for each day of that Measurement Period was less than 98% of the product of the last reported sales price of the Company’s Common stock and the conversion rate, which is initially 48.7805 shares of the Company’s Common stock per $1,000 principal amount of the Convertible Notes, subject to adjustments such as dividends or stock splits, which is equivalent to a conversion price of $20.50 per share of Common stock (the “Conversion Rate”), on each such day; (ii) during any calendar quarter after the calendar quarter ended June 30, 2008, and only during such calendar quarter, if the last reported sales price of the Company’s Common stock for 20 or more business days in a period of 30 consecutive business days ending on the last business day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price, which is equal to $1,000 divided by the Conversion Rate of that day (the “Conversion Price”), in effect on each business day or (iii) upon the occurrence of certain corporate events, as defined under the Indenture. The Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, October 15, 2011 through the third business day immediately preceding April 15, 2012. Upon conversion, the Company will pay cash based on the Conversion Price calculated on a proportionate basis for each business day of a period of 60 consecutive business days. Subject to certain exceptions, the holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes upon a fundamental change, as defined under the Indenture, at a price equal to 100% of the principal amount of the Convertible Notes being repurchased by the Company plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date. The Company may not redeem the Convertible Notes prior to their maturity on April 15, 2012. In addition, upon the occurrence of a make-whole fundamental change, as defined under the Indenture, the Company will in some cases increase the Conversion Rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change.

The Indenture contains certain events of default after which the Convertible Notes may be due and payable immediately. Such events of default include, without limitation, the following: (i) failure to pay interest on any Convertible Note when due and such failure continues for 30 days; (ii) failure to pay any principal of, or extension fee on, any Convertible Note when due and payable at maturity, upon required repurchase, upon acceleration or otherwise; (iii) failure to comply with the Company’s obligation to convert the Convertible Notes into cash, its Common stock or a combination of cash and its Common stock, as applicable, upon the exercise of a holder’s conversion right and such failure continues for 5 days; (iv) failure in performance or breach of any covenant or agreement by the Company under the Indenture and such failure or breach continues for 60 days after written notice has been given to the Company; (v) failure by the Company to provide timely notice of a fundamental change; (vi) failure to pay any indebtedness borrowed by the Company or one of its significant subsidiaries in an outstanding principal amount in excess of $25 million if such default is not rescinded or annulled within 30 days after written notice; (vii) failure by the Company to pay, bond, post a letter of credit or otherwise discharge any judgments or

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

orders in excess of $25 million within 60 days of notice and (viii) certain events in bankruptcy, insolvency or reorganization of the Company.

Concurrently with the pricing of the Convertible Notes, on March 27, 2008, the Company entered into convertible note hedging transactions with respect to its Common stock (the “Purchased Options”) with financial institutions that are affiliates of the Initial Purchasers (collectively, the “Option Counterparties”). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Convertible Notes, 12,195,125 shares of the Company’s Common stock. The Purchased Options are intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of the Company’s Common stock, as measured under the Convertible Notes, at the time of exercise is greater than the Conversion Price of the Convertible Notes. The Purchased Options are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Purchased Options. The Purchased Options transaction was completed on April 2, 2008 and the instruments have an expiration date of April 15, 2012.

Separately but also concurrently with the pricing of the Convertible Notes, on March 27, 2008, the Company entered into warrant transactions whereby it sold to the Option Counterparties warrants to acquire, subject to certain anti-dilution adjustments, 12,195,125 shares of its Common stock (the “Sold Warrants”). The Sold Warrants transaction was completed on April 2, 2008 and the instruments expire after the Purchased Options.

The Sold Warrants and Purchased Options are intended to reduce the potential dilution to the Company’s Common stock upon potential future conversion of the Convertible Notes and generally have the effect of increasing the Conversion Price of the Convertible Notes to $27.20 per share, representing a 60% premium based on the closing price of the Company’s Common stock on March 27, 2008. If the market value per share of the Company’s Common stock, as measured under the Sold Warrants, exceeds the strike price of the Sold Warrants, the Sold Warrants will have a negative impact on Dilutive earnings per share. The Sold Warrants and Purchased Options are separate transactions, entered into by the Company with the Option Counterparties, and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Sold Warrants and Purchased Options.

Income Taxes

In April 2008, the Company received an approval from the IRS regarding the IRS Method Change. See Note 9, “Income Taxes” for further discussion regarding the IRS Method Change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our“2007 Form 10-K”).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”). Our Mortgage Production segment generated 20% of our Net revenues for the three months ended March 31, 2008. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 3% of our Net revenues for the three months ended March 31, 2008. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (“U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 70% of our Net revenues for the three months ended March 31, 2008. During the three months ended March 31, 2008, 7% of our Net revenues were generated from the terminated Merger Agreement (as defined and further discussed below) which were not allocated to our reportable segments.

On March 15, 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger Agreement, GE entered into an agreement (the “Mortgage Sale Agreement”) to sell our mortgage operations (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group, a global investment and advisory firm.

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a settlement agreement (the “Settlement Agreement”) between us, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million and we paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we received work product that those consultants provided to BCP V and Pearl Acquisition.

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. We expect that the mortgage industry will continue to experience lower origination volumes related to home purchases during the remainder of 2008 as a result of declining home sales. Although the level of interest rates is a key driver of refinancing activity, there are other factors which could influence the level of refinance originations, including home prices, consumer credit standards and product characteristics. Notwithstanding the impact of interest rates, we believe that refinance originations will be negatively impacted by declines in home prices and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage more difficult. Furthermore, certain existing adjustable-rate mortgage loans

(“ARMs”) will have their rates reset during the remainder of 2008 and into 2009, which could positively impact the volume of refinance originations as borrowers seek to refinance loans subject to interest rate changes.

As of April 2008, the Federal National Mortgage Association’s Economic and Mortgage Market Developments forecasted a decline in industry originations during 2008 of approximately 17% from estimated 2007 levels. Refinance activity is expected to decrease to $1.2 trillion in 2008 from $1.3 trillion in 2007 and purchase originations are expected to decrease to $0.9 trillion in 2008 from $1.3 trillion in 2007 as the declining housing market continues to negatively impact home purchases.

Changes in interest rates may have a significant impact on our Mortgage Production and Mortgage Servicing segments, including a negative impact on origination volumes and the value of our MSRs and related hedges. Changes in interest rates may also result in changes in the shape or slope of the yield curve, which is a key factor in our MSR valuation model and the effectiveness of our hedging strategy. Furthermore, developments in the industry have resulted in more restrictive credit standards that may negatively impact home affordability and the demand for housing and related origination volumes for the mortgage industry. Many origination companies have commenced bankruptcy proceedings, shut down or severely curtailed their lending activities. Industry-wide mortgage loan delinquency rates have increased and we expect will continue to increase over 2007 levels. With more restrictive credit standards, borrowers, particularly those seeking non-conforming loans, are less able to purchase homes or refinance their current mortgage loans. We expect that our mortgage originations from refinance activity will increase during the remainder of 2008 due to the volume of adjustable-rate mortgages originated over the last five years which are now nearing their interest-rate-reset dates as well as the impact of lower rates on fixed-rate mortgage products. However, based on home sale trends during 2007 and through the filing date of this Form 10-Q, we expect that home sale volumes and our purchase originations will continue to decrease during the remainder of 2008. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.)

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues (“Scratch and Dent Loans”), negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of these loans as well as the execution of related secondary market loan sales. The valuation of Mortgage loans held for sale as of March 31, 2008 reflected this discounted pricing. This valuation was further impacted by a deterioration in the value of ARMs that conform to GSE (as defined below) standards.

The components of our MLHS, recorded at fair value, were as follows:

March 31,
2008
(In millions)

First mortgages:
Conforming(1)	$1,224
Non-conforming	341
Alt-A(2)	23
Construction loans	56

Total first mortgages	1,644

Second lien	42
Scratch and Dent(3)	39
Other(4)	128

Total	$1,853

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Association (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Enterprises” or “GSEs”).

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a GSE loan.

(3)	Represents mortgages with origination flaws or performance issues.

(4)	Represents primarily first mortgages to be sold under best efforts commitments.

The deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive credit standards on borrowers or decrease permitted loan-to-value ratios. This has resulted in a shift in production efforts to more traditional prime loan products by these originators which may result in increased competition in the mortgage industry and could have a negative impact on profit margins for our Mortgage Production segment during the remainder of 2008. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary mortgage market conditions, market developments negatively impacted Gain on mortgage loans, net in the first quarter of 2008, and may continue to have a negative impact during the remainder of 2008. (See “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.)

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during the remainder of 2008 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships.

During the first quarter of 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity due to a decline in housing prices in the first quarter of 2008 compared to the first quarter of 2007 and an increase in foreclosure frequency. Foreclosure losses during the first quarter of 2008 were $6 million compared to $4 million during the first quarter of 2007. Foreclosure related reserves increased by $5 million to $54 million as of March 31, 2008 from December 31, 2007. We expect delinquency and foreclosure rates to remain high and potentially increase over the remainder of 2008. As a result, we expect that we will continue to experience higher foreclosure losses during the remainder of 2008 in comparison to prior periods and that we may need to increase our reserves associated with loans sold with recourse during the remainder of 2008. These developments could also have a negative impact on our reinsurance business as further declines in real estate values and continued deteriorating economic conditions could adversely impact borrowers’ ability to repay mortgage loans. During the first quarter of 2008, there were no paid losses under reinsurance agreements and reinsurance related reserves increased by $7 million to $39 million, which is reflective of the recent trends. We expect reinsurance related reserves to continue to increase during the remainder of 2008.

In February 2008, Freddie Mac announced that, effective June 1, 2008, it will no longer do business with mortgage insurance companies that spend more than 25% of a mortgage insurance premium to acquire reinsurance. Our wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”), will be required to renegotiate three of its four existing contracts with mortgage insurers in order to reduce the premiums ceded and related risk transferred to comply with Freddie Mac’s new requirement. Atrium’s existing reinsurance portfolio will be unaffected by this change.

During 2007 and the first quarter of 2008, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. Through a combination of employee attrition and job eliminations, we reduced average full-time equivalent employees for the first quarter of 2008 by over 700 in comparison to the average for the first quarter of 2007, primarily in our Mortgage Production segment. We also restructured commission plans and reduced marketing expenses during the first quarter of 2008. These efforts favorably impacted our pre-tax results for the first quarter of 2008 by $15 million in comparison to the first quarter of 2007, and we expect that they will favorably impact our pre-tax results for the remainder of 2008 by approximately $22 million in comparison to the comparable period of 2007.

Fleet Industry Trends

The size of the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2007, 2006 and 2005 Fact Books. We do not expect any changes in this trend during the remainder of 2008. Growth in our Fleet Management Services segment is driven principally by increased market share in the Large Fleet (greater than 500 units) and National Fleet (75 to 500 units) Markets and increased fee-based services, which growth we anticipate will be negatively impacted during 2008 by the uncertainty generated by the announcement of the Merger in 2007.

Our cost of debt associated with asset-backed commercial paper (“ABCP”) issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during the first quarter of 2008 as the costs associated with the Chesapeake Series 2006-1 renewal reflected higher conduit fees. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted during the remainder of 2008 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result we expect that these costs will adversely impact the results of operations for our Fleet Management Services segment.

Income Taxes

In April 2008, we received approval from the Internal Revenue Service (“IRS”) regarding an accounting method change (the “IRS Method Change”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” we will record the impact of the IRS Method Change in the period that it was approved. We expect to record a net decrease to our Provision for income taxes for the second quarter of 2008 of approximately $8 million to $12 million as a result of recording the effect of the IRS Method Change.

Results of Operations—First Quarter 2008 vs. First Quarter 2007

Consolidated Results

Our consolidated results of operations for the first quarters of 2008 and 2007 were comprised of the following:

	Three Months
	Ended March 31,
	2008	2007	Change
	(In millions)

Net revenues	$642	$596	$46
Total expenses	598	563	35

Income before income taxes and minority interest	44	33	11
Provision for income taxes	12	18	(6)

Income before minority interest	$32	$15	$17

During the first quarter of 2008, our Net revenues increased by $46 million (8%) compared to the first quarter of 2007, due to an increase of $55 million in our Mortgage Production segment and an increase of $49 million in other revenue, primarily related to the terminated Merger Agreement, not allocated to our reportable segments that were partially offset by unfavorable changes of $56 million and $2 million in our Mortgage Servicing and Fleet

Management Services segments, respectively. Our Income before income taxes and minority interest increased by $11 million (33%) during the first quarter of 2008 compared to the first quarter of 2007 due to a $46 million favorable change in other income, primarily related to the terminated Merger Agreement, not allocated to our reportable segments and favorable changes of $33 million and $3 million in our Mortgage Production and Fleet Management Services segments, respectively, that were partially offset by an unfavorable change of $71 million in our Mortgage Servicing segment.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are considered not to be reliably estimable and therefore we record discrete year-to-date income tax provisions on those results.

During the first quarter of 2008, the Provision for income taxes was $12 million and was significantly impacted by a $7 million decrease in valuation allowances for deferred tax assets (primarily due to the reduction of loss carryforwards as a result of taxable income generated during the first quarter of 2008) and a $1 million increase in liabilities for income tax contingencies.

During the first quarter of 2007, the Provision for income taxes was $18 million and was significantly impacted by a $4 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the first quarter of 2007 for which we believed it was more likely than not that the loss carryforwards would not be realized) and a $1 million increase in liabilities for income tax contingencies.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2008	2007	Change	2008	2007	Change
	(In millions)

Mortgage Production segment	$126	$71	$55	$(8)	$(39)	$31
Mortgage Servicing segment	19	75	(56)	(16)	55	(71)

Total Mortgage Services	145	146	(1)	(24)	16	(40)
Fleet Management Services segment	448	450	(2)	24	21	3

Total reportable segments	593	596	(3)	—	37	(37)
Other(2)	49	—	49	42	(4)	46

Total Company	$642	$596	$46	$42	$33	$9

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Income before income taxes and minority interest	$44	$33
Minority interest in income of consolidated entities, net of income taxes	2	—

Segment profit	$42	$33

(2)	Net revenues reported under the heading Other for the first quarter of 2008 represent amounts not allocated to our reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the first quarter of 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the first quarter of 2007 represents expenses related to the terminated Merger Agreement.

Mortgage Production Segment

Net revenues increased by $55 million (77%) during the first quarter of 2008 compared to the first quarter of 2007. As discussed in greater detail below, the increase in Net revenues was due to a $29 million increase in Gain on mortgage loans, net, a $25 million increase in Mortgage fees and a $1 million decrease in Mortgage net finance expense.

Segment loss changed favorably by $31 million (79%) during the first quarter of 2008 compared to the first quarter of 2007 as the $55 million increase in Net revenues was partially offset by a $22 million (20%) increase in Total expenses and a $2 million increase in Minority interest in income of consolidated entities, net of income taxes. The $22 million increase in Total expenses was due to a $26 million increase in Salaries and related expenses partially offset by decreases of $3 million in Other operating expenses and $1 million in Other depreciation and amortization.

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) and Staff Accounting Bulletin (“SAB”) No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was our policy prior to the adoption of SFAS No. 159. SAB 109 requires the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

Accordingly, as a result of the adoption of SFAS No. 157, SFAS No. 159 and SAB 109, there have been changes in the timing of the recognition, as well as the classification, of certain components of our Mortgage Production segment’s Net revenues and Total expenses in comparison to periods prior to January 1, 2008, which are described in further detail below.

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$7,100	$7,004	$96	1%
Fee-based closings	2,850	2,346	504	21%

Total closings	$9,950	$9,350	$600	6%

Purchase closings	$4,749	$5,660	$(911)	(16)%
Refinance closings	5,201	3,690	1,511	41%

Total closings	$9,950	$9,350	$600	6%

Fixed rate	$6,193	$5,943	$250	4%
Adjustable rate	3,757	3,407	350	10%

Total closings	$9,950	$9,350	$600	6%

Number of loans closed (units)	42,123	44,023	(1,900)	(4)%

Average loan amount	$236,225	$212,385	$23,840	11%

Loans sold	$6,420	$6,839	$(419)	(6)%

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$55	$30	$25	83%

Gain on mortgage loans, net	72	43	29	67%

Mortgage interest income	25	48	(23)	(48)%
Mortgage interest expense	(26)	(50)	24	48%

Mortgage net finance expense	(1)	(2)	1	50%

Net revenues	126	71	55	77%

Salaries and related expenses	78	52	26	50%
Occupancy and other office expenses	11	11	—	—
Other depreciation and amortization	4	5	(1)	(20)%
Other operating expenses	39	42	(3)	(7)%

Total expenses	132	110	22	20%

Loss before income taxes	(6)	(39)	33	85%
Minority interest in income of consolidated entities, net of income taxes	2	—	2	n/m (1)

Segment loss	$(8)	$(39)	$31	79%

(1)	n/m—Not meaningful.

Mortgage Fees

Loans closed to be sold and fee-based closings are the key drivers of Mortgage fees. Loans purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by our appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from our private-label mortgage outsourcing activities.

Prior to the adoption of SFAS No. 159 on January 1, 2008, fee income on loans closed to be sold was deferred until the loans were sold and was recognized in Gain on mortgage loans, net in accordance with SFAS No. 91. Subsequent to electing the Fair Value Option under SFAS No. 159 for our MLHS, fees associated with the origination and acquisition of MLHS are recognized as earned, rather than deferred pursuant to SFAS No. 91, as presented in the following table:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In millions)

Mortgage fees prior to the deferral of fee income	$55	$53	$2	4%
Deferred fees under SFAS No. 91	—	(23)	23	n/m (1)

Mortgage fees	$55	$30	$25	83%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income increased by $2 million (4%) primarily due to a 21% increase in fee based closings and a 1% increase in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the first quarter of 2008 compared to the first quarter of 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases during the first quarter of 2008 compared to the first quarter of 2007.

Gain on Mortgage Loans, Net

Subsequent to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of all loan-related derivatives, including our IRLCs and freestanding loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. The MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage servicing segment.

Prior to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

Pursuant to the transition provisions of SAB 109, we recognized a benefit to Gain on mortgage loans, net during the first quarter of 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In millions)

Gain on loans	$110	$68	$42	62%
Economic hedge results:
Decline in valuation of ARMs	(19)	—	(19)	n/m	(1)
Decline in valuation of Scratch and Dent loans	(16)	—	(16)	n/m	(1)
Decline in valuation of jumbo loans	(7)	—	(7)	n/m	(1)
Other economic hedge results	(26)	(6)	(20)	(333)%

Total economic hedge results	(68)	(6)	(62)	n/m	(1)

Recognition of deferred fees and costs, net	—	(19)	19	n/m	(1)
Benefit of transition provision of SAB 109	30	—	30	n/m	(1)

Gain on mortgage loans, net	$72	$43	$29	67%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $29 million (67%) from the first quarter of 2007 to the first quarter of 2008 due to a $42 million increase in gain on loans, the $30 million benefit of the transition provision of SAB 109 and the $19 million of fees and costs recognized during the first quarter of 2007 that were partially offset by a $62 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and mortgage loans.

Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $7.6 billion in the first quarter of 2008 compared to loans sold during the first quarter of 2007 of $6.8 billion.

The $42 million increase in gain on loans during the first quarter of 2008 compared to the first quarter of 2007 was primarily due to higher loan margins. The $62 million unfavorable variance in economic hedge results was due to a $42 million decline in the valuation of ARMs, Scratch and Dent and jumbo loans and a $20 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans. The decline in valuation of ARMs, Scratch and Dent and jumbo loans is the result of a continued decrease in demand for these types of products in the first quarter of 2008 due to adverse secondary mortgage market conditions unrelated to changes in interest rates. The unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans was the result of an increase in hedge losses associated with increased interest rate volatility during the first quarter of 2008.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $1 million (50%) during the first quarter of 2008 compared to the first quarter of 2007 due to a $24 million (48%) decrease in Mortgage interest expense that was nearly offset by a $23 million (48%) decrease in Mortgage interest income. The $24 million decrease in Mortgage interest expense was primarily attributable to decreases of $14 million due to a lower cost of funds from our outstanding borrowings and $10 million due to lower average borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, decreased by 201 basis points (“bps”) during the first quarter of 2008 compared to the first quarter of 2007. The $23 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Prior to the adoption of SFAS No. 159 on January 1, 2008, Salaries and related expenses allocable to the Mortgage Production segment were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$78	$92	$(14)	(15)%
Deferred loan origination costs under SFAS No. 91	—	(40)	40	n/m (1)

Salaries and related expenses	$78	$52	$26	50%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $14 million (15%) during the first quarter of 2008 compared to the first quarter of 2007 despite a 6% increase in total closings. This decrease was primarily attributable to a combination of employee attrition and job eliminations, which reduced average full-time equivalent employees for the first quarter of 2008 by over 700 in comparison to the average for the first quarter of 2007, the restructuring of commission plans during the first quarter of 2008 and lower incentive bonus expense in comparison to the first quarter of 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In millions)

Other operating expenses prior to the deferral of loan origination costs	$39	$46	$(7)	(15)%
Deferred loan origination costs under SFAS No. 91	—	(4)	4	n/m (1)

Other operating expenses	$39	$42	$(3)	(7)%

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs decreased by $7 million (15%) during the first quarter of 2008 compared to the first quarter of 2007 despite a 6% increase in total closings primarily due to a decrease in corporate overhead costs and the impact of cost-reduction initiatives.

Mortgage Servicing Segment

Net revenues decreased by $56 million (75%) during the first quarter of 2008 compared to the first quarter of 2007. As discussed in greater detail below, the decrease in Net revenues was due to a $33 million unfavorable change in Valuation adjustments related to mortgage servicing rights, an $18 million decrease in Loan servicing income and a $12 million decrease in Mortgage net finance income that were partially offset by a $7 million increase in Other income.

Segment (loss) profit changed unfavorably by $71 million during the first quarter of 2008 compared to the first quarter of 2007 due to the $56 million decrease in Net revenues and a $15 million (75%) increase in Total expenses. The $15 million increase in Total expenses was due to a $14 million increase in Other operating expenses and a $1 million increase in Occupancy and other office expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$160,051	$161,477	$(1,426)	(1)%

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$28	$43	$(15)	(35)%
Mortgage interest expense	(18)	(21)	3	14%

Mortgage net finance income	10	22	(12)	(55)%

Loan servicing income	112	130	(18)	(14)%

Change in fair value of mortgage servicing rights	(136)	(72)	(64)	(89)%
Net derivative gain (loss) related to mortgage servicing rights	26	(5)	31	n/m (1)

Valuation adjustments related to mortgage servicing rights	(110)	(77)	(33)	(43)%

Net loan servicing income	2	53	(51)	(96)%

Other income	7	—	7	n/m (1)

Net revenues	19	75	(56)	(75)%

Salaries and related expenses	8	8	—	—
Occupancy and other office expenses	3	2	1	50%
Other operating expenses	24	10	14	140%

Total expenses	35	20	15	75%

Segment (loss) profit	$(16)	$55	$(71)	n/m (1)

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income decreased by $12 million (55%) during the first quarter of 2008 compared to the first quarter of 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in the first quarter of 2008 compared to the first quarter of 2007 as escrow balances earn income based on one-month LIBOR.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance income from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
	(In millions)

Net service fee revenue	$107	$124	$(17)	(14)%
Late fees and other ancillary servicing revenue	12	11	1	9%
Curtailment interest paid to investors	(9)	(11)	2	18%
Net reinsurance income	2	6	(4)	(67)%

Loan servicing income	$112	$130	$(18)	(14)%

Loan servicing income decreased by $18 million (14%) from the first quarter of 2007 to the first quarter of 2008 primarily due to decreases in net service fee revenue and net reinsurance income partially offset by a decrease in curtailment interest paid to investors. The $17 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $4 million decrease in net reinsurance income during the first quarter of 2008 compared to the first quarter of 2007 was primarily due to an increase in the liability for reinsurance losses.

As of March 31, 2008, we had $1.5 billion of MSRs associated with $127.5 billion of the unpaid principal balance of the underlying mortgage loans. We monitor our risk exposure, capital structure and sources of liquidity to determine the appropriate amount of MSRs to retain on our Balance Sheet. During the third and fourth quarters of 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment during the remainder of 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $60 million and $75 million during the first quarters of 2008 and 2007, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model was an unfavorable change of $76 million during the first quarter of 2008 and a favorable change of $3 million during the first quarter of 2007. The unfavorable change during the first quarter of

2008 was primarily due to the decrease in mortgage interest rates leading to higher expected prepayments, partially offset by the impact of an increase in the spread between mortgage coupon rates and the underlying risk-free interest rate. The favorable change during the first quarter of 2007 was primarily attributable to the effect of the steepening of the yield curve, which was partially offset by the effects of a decrease in mortgage interest rates. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates decreased by 60 bps during the first quarter of 2008 compared to a decrease of 6 bps during the first quarter of 2007.

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with our derivatives related to MSRs. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2007 Form 10-K for more information.)

The value of derivatives related to our MSRs increased by $26 million during the first quarter of 2008 and decreased by $5 million during the first quarter of 2007. As described below, our net results from MSRs risk management activities were losses of $50 million and $2 million during the first quarters of 2008 and 2007, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at March 31, 2008.

The following table outlines Net loss on MSRs risk management activities:

	Three Months
	Ended March 31,
	2008	2007
	(In millions)

Net derivative gain (loss) related to mortgage servicing rights	$26	$(5)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(76)	3

Net loss on MSRs risk management activities	$(50)	$(2)

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and increased by $7 million during the first quarter of 2008 compared to the first quarter of 2007. Our Investment securities consist of interests that continue to be held in securitizations, or retained interests. The unrealized gains during the first quarter of 2008 were primarily attributable to favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “—Critical Accounting Policies” below for more information regarding the valuation hierarchy.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses remained consistent with the first quarter of 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $14 million (140%) during the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity due to a decline in housing prices in the first quarter of 2008 compared to the first quarter of 2007 and an increase in foreclosure frequency.

Fleet Management Services Segment

Net revenues decreased by $2 million during the first quarter of 2008 compared to the first quarter of 2007. As discussed in greater detail below, the decrease in Net revenues was due to a decrease of $6 million in Fleet lease income that was partially offset by increases of $3 million in Fleet management fees and $1 million in Other income.

Segment profit increased by $3 million (14%) during the first quarter of 2008 compared to the first quarter of 2007 as a $5 million (1%) decrease in Total expenses was partially offset by the $2 million decrease in Net revenues. The $5 million decrease in Total expenses was due to decreases of $15 million in Other operating expenses and $4 million in Fleet interest expense partially offset by increases of $11 million in Depreciation on operating leases and $3 million in Salaries and related expenses.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In thousands of units)

Leased vehicles	340	340	—	—
Maintenance service cards	308	338	(30)	(9)%
Fuel cards	310	331	(21)	(6)%
Accident management vehicles	327	336	(9)	(3)%

	Three Months
	Ended March 31,
	2008	2007	Change	% Change
		(In millions)

Fleet management fees	$42	$39	$3	8%
Fleet lease income	384	390	(6)	(2)%
Other income	22	21	1	5%

Net revenues	448	450	(2)	—

Salaries and related expenses	27	24	3	13%
Occupancy and other office expenses	5	5	—	—
Depreciation on operating leases	322	311	11	4%
Fleet interest expense	45	49	(4)	(8)%
Other depreciation and amortization	3	3	—	—
Other operating expenses	22	37	(15)	(41)%

Total expenses	424	429	(5)	(1)%

Segment profit	$24	$21	$3	14%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $3 million (8%) during the first quarter of 2008 compared to the first quarter of 2007, due to a $2 million increase in revenue from our principal fee-based products and a $1 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income decreased by $6 million (2%) during the first quarter of 2008 compared to the first quarter of 2007, due to a $6 million decrease in lease syndication volume during the first quarter of 2008 compared to the first quarter of 2007. Fleet lease income was also impacted by a decrease in billings due to lower interest rates on variable-rate leases, which was offset by higher billings due to an increase in the average Net investment in fleet leases due to decreased lease securitization volume during the first quarter of 2008. The average number of leased vehicles remained consistent with the first quarter of 2007.

Salaries and Related Expenses

Salaries and related expenses increased by $3 million (13%) during the first quarter of 2008 compared to the first quarter of 2007, primarily due to an increase in variable compensation as a result of an increase in Stock compensation expense.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the first quarter of 2008 increased by $11 million (4%) compared to the first quarter of 2007, primarily due to an increase in the average Net investment in fleet leases during the first quarter of 2008 in comparison to the first quarter of 2007 due to the decrease in lease securitization volume during the first quarter of 2008.

Fleet Interest Expense

Fleet interest expense decreased by $4 million (8%) during the first quarter of 2008 compared to the first quarter of 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and the program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 201 bps during the first quarter of 2008 compared to the first quarter of 2007.

Other Operating Expenses

Other operating expenses decreased by $15 million (41%) during the first quarter of 2008 compared to the first quarter of 2007, primarily due to a decrease in cost of goods sold as a result of the decrease in lease syndication volume and a decrease in corporate overhead costs.

Liquidity and Capital Resources

General

Our liquidity is dependent upon our ability to fund maturities of indebtedness, to fund growth in assets under management and business operations and to meet contractual obligations. We estimate how these liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to changes in our business operations, levels of interest rates and unanticipated events. The primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of MSRs. Sources of liquidity include equity capital including retained earnings, the unsecured debt markets, committed and uncommitted bank lines of credit, secured borrowings including the asset-backed debt markets and the liquidity provided by the sale or securitization of assets. The recent disruption in certain asset-

backed security market segments and the resulting impact on the availability of funding generally for financial services companies may limit our access to one or more of the funding sources discussed above. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2008 compared to such costs prior to the disruption in the credit markets.

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

Cash Flows

At March 31, 2008, we had $117 million of Cash and cash equivalents, a decrease of $32 million from $149 million at December 31, 2007. The following table summarizes the changes in Cash and cash equivalents during the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007	Change
		(In millions)

Cash provided by (used in):
Operating activities	$16	$283	$(267)
Investing activities	(226)	(397)	171
Financing activities	177	169	8
Effect of changes in exchange rates on Cash and cash equivalents	1	—	1

Net (decrease) increase in Cash and cash equivalents	$(32)	$55	$(87)

Operating Activities

During the first quarter of 2008, we generated $267 million less cash from our operating activities than during the first quarter of 2007 primarily due to a $213 million increase in net cash outflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the first quarter of 2008, we used $171 million less cash in our investing activities than during the first quarter of 2007. The decrease in cash used in investing activities was primarily attributable to $224 million of net settlement proceeds for derivatives related to MSRs during the first quarter of 2008 compared to net settlement payments of $12 million during the first quarter of 2007 and $81 million of proceeds from the sale of MSRs due to partial receipts during the first quarter of 2008 from the sale of MSRs during 2007 (as described in “— Results of Operations—First Quarter of 2008 vs. First Quarter of 2007—Segment Results—Mortgage Servicing Segment—Loan Servicing Income”) that were partially offset by a $111 million increase in cash paid for the purchase of derivatives related to MSRs and a $105 million decrease in proceeds from the sale of investment vehicles by our Fleet Management Services Segment.

Financing Activities

During the first quarter of 2008, we generated $8 million more cash in our financing activities than during the first quarter of 2007 primarily due to a $3.7 billion increase in proceeds from borrowings partially offset by a $3.3 billion increase in principal payments on borrowings and a $126 million decrease in net short-term borrowings during the first quarter of 2008 compared to an increase in net short-term borrowings of $198 million during the first quarter of 2007.

The fluctuations in the components of Cash provided by financing activities in comparison to the first quarter of 2007, was primarily due to a shift in the source of our borrowings from commercial paper market to our committed credit facilities. Proceeds from and payments on commercial paper are reported in Net (decrease) increase in short-term borrowings in the accompanying Condensed Consolidated Statements of Cash Flows, whereas proceeds from and payments on our other debt arrangements are reported on a gross basis within Proceeds from borrowings and Principal payments on borrowings in the accompanying Condensed Consolidated Statements of Cash Flows.

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

The Agency MBS, whole-loan and non-conforming markets for mortgage loans provide substantial liquidity for our mortgage loan production operations. To the extent that these markets become less liquid or unavailable, we would likely have to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets.

See “—Overview—Mortgage Industry Trends” included in this Form 10-Q and “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “—Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	March 31,	December 31,
	2008	2007
	(In millions)

Restricted cash	$566	$579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,853	—
Net investment in fleet leases	4,292	4,224
Mortgage servicing rights	1,466	1,502
Investment securities	39	34

Assets under management programs	$8,216	$7,903

The following tables summarize the components of our indebtedness as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$447	$447
Variable funding notes	3,470	546	—	4,016
Commercial paper	—	—	6	6
Borrowings under credit facilities	—	926	1,066	1,992
Other	9	—	7	16

	$3,479	$1,472	$1,526	$6,477

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of both March 31, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.5 billion. The debt issued as of March 31, 2008 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). During 2007 and the first quarter of 2008, we amended the agreements governing the Series 2006-2 and Series 2006-1 notes, respectively; these amendments increased the commitment and program fee rates and modified certain other covenants and terms. Because the interest component of our Fleet leasing revenue is generally benchmarked to broader market indices and not the interest rates associated with our vehicle management asset-backed debt, we expect that the increase in fee rates will increase Fleet interest expense without a corresponding increase in Fleet leasing revenue during the terms of the Series 2006-1 and Series 2006-2 notes. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.) These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to

125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 4.1% and 5.7% as of March 31, 2008 and December 31, 2007, respectively.

The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) our inability to access the asset-backed debt market to refinance maturing debt or (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent. (See “Item 1. Business—Recent Developments” and “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.)

As of March 31, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $430 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

We maintain a $1 billion committed mortgage repurchase facility (the “Greenwich Repurchase Facility”) with Greenwich Capital Financial Products, Inc. As of March 31, 2008, borrowings under the Greenwich Repurchase Facility were $746 million and were collateralized by underlying mortgage loans and related assets of $775 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this variable-rate facility were $532 million. As of March 31, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.5% and 5.4%, respectively. The Greenwich Repurchase Facility expires on October 30, 2008. The assets collateralizing the Greenwich Repurchase Facility are not available to pay our general obligations.

On February 28, 2008, we entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty (together, the “Citigroup Repurchase Facility”). As of March 31, 2008, borrowings under the Citigroup Repurchase Facility were $16 million and were collateralized by underlying mortgage loans of $19 million, included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of March 31, 2008, borrowings under this variable-rate facility bore interest at 4.0%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

We maintain a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) that is funded by a multi-seller conduit. As of March 31, 2008, borrowings under the Mortgage Repurchase Facility were $274 million and were collateralized by underlying mortgage loans and related assets of $329 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of March 31, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.2% and 5.1%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. As of March 31, 2008, borrowings under the Mortgage Venture Repurchase Facility were $272 million and were collateralized by underlying mortgage loans and related assets of $303 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 3.3% and 5.4% as of March 31, 2008 and December 31, 2007, respectively. The Mortgage Venture also pays an annual liquidity fee of 20 bps on 102% of the program size. The maturity date for this facility is June 1, 2009, subject to annual renewals of certain underlying conduit liquidity arrangements. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a $150 million committed secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of March 31, 2008, borrowings under this secured line of credit were $61 million and were collateralized by underlying mortgage loans and related assets of $93 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million. This variable-rate line of credit bore interest at 3.6% and 5.5% as of March 31, 2008 and December 31, 2007, respectively. This line of credit agreement expires on October 3, 2008.

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in our 2007 Form 10-K for more information.)

As of March 31, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.4 billion, and we had approximately $912 million of unused capacity available.

Unsecured Debt

Historically, the public debt markets have been a key source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we access these markets by issuing unsecured commercial paper and medium-term notes. As of March 31, 2008, we had a total of approximately $453 million in unsecured public debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of May 5, 2008 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

As of May 5, 2008, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

Term Notes

The outstanding carrying value of term notes as of March 31, 2008 and December 31, 2007 consisted of $447 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the Indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the first quarter of 2008, term notes with a carrying value of $180 million were repaid upon maturity. As of March 31, 2008, the outstanding MTNs were scheduled to mature between April 2008 and April 2018. The effective rate of interest for the MTNs outstanding as of March 31, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

Our policy is to maintain available capacity under our committed unsecured credit facilities (described below) to fully support our outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. We had unsecured commercial paper obligations of $6 million and $132 million as of March 31, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of March 31, 2008 and December 31, 2007 was 4.1% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

We are party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.1 billion and $840 million as of March 31, 2008 and December 31, 2007, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of March 31, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of March 31, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Convertible Senior Notes

On March 27, 2008, we entered into a Purchase Agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC (collectively, the “Initial Purchasers”), with respect to our issuance and sale of $250 million in aggregate principal amount of 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”). The aggregate principal amount of the Convertible Notes issued reflects the full exercise of the over-allotment option granted to the Initial Purchasers with respect to the Convertible Notes. The offering of the Convertible Notes was completed on April 2, 2008. The Convertible Notes will mature on April 15, 2012. Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount, and any excess conversion value will be delivered, at our election, in cash, shares of our Common stock or a combination of cash and Common stock. The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities.

The net proceeds from the offering were $241 million. We used $28 million of the net proceeds of the offering to pay the net cost of the convertible note hedging and warrant transactions, which are further discussed below. We also used $213 million of the proceeds of the offering to reduce the borrowings under the Amended Credit Facility.

On April 2, 2008, $250 million in aggregate principal amount of the Convertible Notes were sold to the Initial Purchasers at a price of $1,000 per Convertible Note, less an Initial Purchasers’ discount. The Convertible Notes are governed by an indenture, dated April 2, 2008, (the “Indenture”), between us and The Bank of New York, as trustee. The Notes bear interest at a rate of 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th of each year, beginning on October 15, 2008. The Notes are our senior unsecured obligations and rank equally with all of our existing and future senior debt and senior to all of its subordinated debt.

Under the Indenture, holders may convert their Convertible Notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2011 only under the following circumstances: (i) during the five business-day period after any five consecutive business days (the “Measurement Period”) in which the trading price per Convertible Note for each day of that Measurement Period was less than 98% of the product of the last reported sales price of our Common stock and the conversion rate, which is initially 48.7805 shares of our Common stock per $1,000 principal amount of the Convertible Notes, subject to adjustments such as dividends or stock splits, which is equivalent to a conversion price of $20.50 per share of Common stock (the “Conversion Rate”), on each such day; (ii) during any calendar quarter after the calendar quarter ended June 30, 2008, and only during such calendar quarter, if the last reported sales price of our Common stock for 20 or more business days in a period of 30 consecutive business days ending on the last business day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price, which is equal to $1,000 divided by the Conversion Rate of that day (the “Conversion Price”), in effect on each business day or (iii) upon the occurrence of certain corporate events, as defined under the Indenture. The Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, October 15, 2011 through the third business day immediately preceding April 15, 2012. Upon conversion, we will pay cash based on the Conversion Price calculated on a proportionate basis for each business day of a period of 60 consecutive business days. Subject to certain exceptions, the holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes upon a fundamental change, as defined under the Indenture, at a price equal to 100% of the principal amount of the Convertible Notes being repurchased by us plus any accrued and unpaid interest up to, but excluding, the relevant repurchase date. We may not redeem the Convertible Notes prior to their maturity on April 15, 2012. In addition, upon the occurrence of a make-whole fundamental change, as defined under the Indenture, we will in some cases increase the Conversion Rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change.

The Indenture contains certain events of default after which the Convertible Notes may be due and payable immediately. Such events of default include, without limitation, the following: (i) failure to pay interest on any Convertible Note when due and such failure continues for 30 days; (ii) failure to pay any principal of, or extension fee on, any Convertible Note when due and payable at maturity, upon required repurchase, upon acceleration or otherwise; (iii) failure to comply with our obligation to convert the Convertible Notes into cash, our Common stock or a combination of cash and our Common stock, as applicable, upon the exercise of a holder’s conversion right and such failure continues for 5 days; (iv) failure in performance or breach of any covenant or agreement by us under the Indenture and such failure or breach continues for 60 days after written notice has been given to us; (v) failure by us to provide timely notice of a fundamental change; (vi) failure to pay any indebtedness borrowed by us or one of our significant subsidiaries in an outstanding principal amount in excess of $25 million if such default is not rescinded or annulled within 30 days after written notice; (vii) failure by us to pay, bond, post a letter of credit or otherwise discharge any judgments or orders in excess of $25 million within 60 days of notice and (viii) certain events in bankruptcy, insolvency or our reorganization.

Concurrently with the pricing of the Convertible Notes, on March 27, 2008, we entered into convertible note hedging transactions with respect to our Common stock (the “Purchased Options”) with financial institutions that are affiliates of the Initial Purchasers (collectively, the “Option Counterparties”). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Convertible Notes, 12,195,125 shares of our Common stock. The Purchased Options are intended to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our Common stock, as measured under the

Convertible Notes, at the time of exercise is greater than the Conversion Price of the Convertible Notes. The Purchased Options are separate transactions, entered into by us with the Option Counterparties, and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Purchased Options. The Purchased Options transaction was completed on April 2, 2008 and the instruments have an expiration date of April 15, 2012.

Separately but also concurrently with the pricing of the Convertible Notes, on March 27, 2008, we entered into warrant transactions whereby we sold to the Option Counterparties warrants to acquire, subject to certain anti-dilution adjustments, 12,195,125 shares of our Common stock (the “Sold Warrants”). The Sold Warrants transaction was completed on April 2, 2008 and the instruments expire after the Purchased Options.

The Sold Warrants and Purchased Options are intended to reduce the potential dilution to our Common stock upon potential future conversion of the Convertible Notes and generally have the effect of increasing the Conversion Price of the Convertible Notes to $27.20 per share, representing a 60% premium based on the closing price of our Common stock on March 27, 2008. If the market value per share of our Common stock, as measured under the Sold Warrants, exceeds the strike price of the Sold Warrants, the Sold Warrants will have a negative impact on Dilutive earnings per share. The Sold Warrants and Purchased Options are separate transactions, entered into by us with the Option Counterparties, and are not part of the terms of the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Sold Warrants and Purchased Options.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at March 31, 2008 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,633	$18	$1,651
Between one and two years	1,181	—	1,181
Between two and three years	947	1,071	2,018
Between three and four years	688	—	688
Between four and five years	391	429	820
Thereafter	111	8	119

	$4,951	$1,526	$6,477

As of March 31, 2008, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,909	$3,479	$430
Mortgage warehouse	2,384	1,472	912
Unsecured Committed Credit Facilities(2)	1,301	1,080	221

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $6 million which fully supports the outstanding unsecured commercial paper issued by us as of March 31, 2008. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Beginning on March 16, 2006, access to our continuous offering shelf registration statement for public debt issuances was no longer available due to our non-current filing status with the SEC. Although we became current in our filing status with the SEC on June 28, 2007, this shelf registration statement will not be available to us until we are a timely filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for twelve consecutive months. We expect this to occur on or about July 1, 2008. We may, however, access the public debt markets through the filing of other registration statements.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the Greenwich Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At March 31, 2008, we were in compliance with all of our financial covenants related to our debt arrangements.

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

Critical Accounting Policies

There have not been any significant changes to the critical accounting policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2007 Form 10-K, except as discussed below.

Fair Value Measurements

We adopted the provisions of SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. The valuation hierarchy is based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. Pursuant to SFAS No. 157, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety.

We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the assets or liability, including assumptions about risk, and are developed based on the best information available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.)

As of March 31, 2008, 38% and 3% of our Total assets and Total liabilities were measured at fair value on a recurring basis, respectively. The majority, or approximately 72%, of our assets and liabilities measured at fair value was valued using primarily observable inputs and was categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our MLHS and derivative assets and liabilities.

Approximately 28% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. The majority of our assets and liabilities categorized within Level Three of the valuation hierarchy, or approximately 91%, are comprised of our MSRs. The fair value of our MSRs is estimated based upon projections of expected future cash flows. We use a third-party model to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model, and we validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility. If we experience a 10% adverse change in prepayment rates, discount rate and volatility, the fair value of our MSRs would be reduced by $97 million, $50 million and $29 million, respectively. These sensitivities are hypothetical and discussed for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, construction loans and IRLCs. Our Investment securities are comprised of interests that continue to be held in securitizations, or retained interests, and are included in Level Three of the valuation hierarchy due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation. Construction loans are classified within Level Three due to the lack of observable pricing data. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) an adjustment to reflect the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by us and the inactive, illiquid market for IRLCs, our IRLCs are classified within Level Three of the valuation hierarchy.

SFAS No. 157 nullified the guidance in Emerging Issues Task Force (“EITF”) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique. As a result of nullifying EITF 02-3, we estimate the fair value of our IRLCs at the inception of the commitment. Additionally, effective January 1, 2008, we adopted the provisions of SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. As a result, the expected net future cash flows related to the servicing of mortgage loans associated with our IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, we did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value.

See Note 13, “Fair Value Measurements” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

Mortgage Loans Held for Sale

With the adoption of SFAS No. 159, we elected to measure certain eligible items at fair value, including all of our MLHS existing at the date of adoption. We also made an automatic election to record future MLHS at fair value. The fair value election for MLHS is intended to better reflect the underlying economics of our business, as well as, eliminate the operational complexities of our risk management activities related to MLHS and applying hedge accounting pursuant to SFAS No. 133.

MLHS represent mortgage loans originated or purchased by us and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in our Condensed Consolidated Balance Sheet at the lower of cost or market value, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. After the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain on mortgage loans, net in the Condensed Consolidated Statements of Operations, and interest income, which is accrued as earned, is included in Mortgage interest income in the Condensed Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159. Our policy for placing loans on non-accrual status is consistent with our policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable the amounts are fully collectible.

Investment Securities

We adopted the provisions of SFAS No. 159 effective January 1, 2008. Upon adopting SFAS No. 159, we elected to measure our Investment securities or retained interests in securitizations existing at the date of adoption at fair value. We also made an automatic election to record future retained interests in securitizations at fair value. Prior to the adoption of SFAS No. 159 our Investment securities were classified as either available-for-sale or trading securities pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” or hybrid financial instruments pursuant to SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.” The recognition of unrealized gains and losses in earnings related to our investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with our accounting policy prior to the adoption of SFAS No. 159. After the adoption of SFAS No. 159, on January 1, 2008, the fair value of our investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. The fair value election for Investment securities enables us to consistently record gains and losses on all investments through the Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market exposure is to interest rate risk, specifically long-term Treasury and mortgage interest rates, due to their impact on mortgage-related assets and commitments. We also have exposure to LIBOR and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. We anticipate that such interest rates will remain our primary benchmark for market risk for the foreseeable future.

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for an analysis of the impact of a 10% change in key assumptions on the valuation of our MSRs.

Other Mortgage-Related Assets

Our other mortgage-related assets are subject to interest rate and price risk created by (i) our IRLCs and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheets). We use forward delivery commitments to economically hedge our commitments to fund mortgages. Interest rate and price risk related to MLHS are hedged with mortgage forward delivery commitments. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

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

While the majority of the mortgage loans serviced by us were sold without recourse, we had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $1.9 billion as of March 31, 2008. In addition, the outstanding balance of loans sold with recourse by us and those that were sold without recourse for which we subsequently agreed to either indemnify the investor or repurchase the loan was $460 million as of March 31, 2008.

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

As of March 31, 2008, we had a liability of $31 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of March 31, 2008, mortgage loans in foreclosure were $86 million, net of an allowance for probable losses of $9 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Real Estate Owned

REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of March 31, 2008, REO were $42 million, net of a $14 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with several primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2008. As of March 31, 2008, a liability of $39 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of December 31, 2007:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	Total
	(Dollars in millions)

Unpaid principal balance	$3,514	$1,639	$1,563	$1,399	$1,920	$10,035
Unpaid principal balance as a percentage of original unpaid principal balance	< 10%	44%	68%	86%	98%	N/A
Maximum potential exposure to reinsurance losses	$409	$105	$65	$40	$46	$665
Average FICO score	700	696	697	695	701	698
Delinquencies(1)	3.96%	4.32%	4.69%	4.67%	1.72%	3.83%
Foreclosures/REO/bankruptcies	1.82%	2.17%	2.52%	2.44%	0.28%	1.80%

(1)	Represents delinquent mortgage loans subject to reinsurance as a percentage of the total unpaid principal balance.

See Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

As of March 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used March 31, 2008 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2008 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$40	$26	$14	$(18)	$(36)	$(79)
Interest rate lock commitments	19	16	10	(16)	(37)	(96)
Forward loan sale commitments	(64)	(43)	(24)	31	65	143

Total Mortgage loans held for sale interest rate lock commitments and related derivatives	(5)	(1)	—	(3)	(8)	(32)

Mortgage servicing rights	(486)	(250)	(124)	117	220	383
Mortgage servicing rights derivatives	167	101	56	(61)	(119)	(209)

Total Mortgage servicing rights and related derivatives	(319)	(149)	(68)	56	101	174

Mortgage-backed securities	(2)	(1)	—	—	1	2

Total mortgage assets	(326)	(151)	(68)	53	94	144
Total vehicle assets	20	10	5	(5)	(10)	(20)
Total liabilities	(17)	(8)	(4)	4	8	16

Total, net	$(323)	$(149)	$(67)	$52	$92	$140

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2007 Form 10-K.

Item 1A.	Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2007 Form 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2007 Form 10-K.

We depend upon programs administered by GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by GSEs such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. These GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Almost all of the conforming loans that we originate qualify for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Proposals continue to be considered in Congress and by various regulatory authorities that would affect the manner in which these GSEs conduct their business, including proposals to establish a new independent agency to regulate the GSEs, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these GSEs could materially and adversely affect our business, financial position, results of operations or cash flows. Also, any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could materially and adversely affect our business, financial position, results of operations or cash flows.

Downward trends in the real estate market could adversely impact our business, financial position, results of operations or cash flows.

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

During the first quarter of 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity due to a decline in housing prices in the first quarter of 2008 compared to the first quarter of 2007 and an increase in foreclosure frequency. Foreclosure losses during the first quarter of 2008 were $6 million compared to $4 million during the first quarter of 2007. Foreclosure related reserves increased by $5 million to $54 million as of March 31, 2008 from December 31, 2007. We expect delinquency and foreclosure rates to remain high and potentially increase over the remainder of 2008. As a result, we expect that we will continue to experience higher foreclosure losses during the remainder of 2008 in comparison to prior periods and that we may need to increase our reserves associated with loans sold with recourse during the remainder of 2008. These developments could also have a negative impact on our reinsurance business as further declines in real estate values and a continued deteriorating economic condition could adversely impact borrowers’

ability to repay mortgage loans. During the first quarter of 2008, there were no paid losses under reinsurance agreements and reinsurance related reserves increased by $7 million to $39 million, which is reflective of the recent trends. We expect reinsurance related reserves to continue to increase during the remainder of 2008.

These factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

A failure to maintain our investment grade ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. As of May 5, 2008, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Baa3, BBB- and BBB+, respectively, and our short-term debt credit ratings were P-3, A-3 and F-2, respectively. Also as of May 5, 2008, the ratings outlooks on our unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure, leverage and maturities for indebtedness appropriate for companies in our industry.

Future issuances of our Common stock or securities convertible into our Common stock and hedging activities may depress the trading price of our Common stock.

If we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of our Convertible Notes, such issuances will dilute the interests of our stockholders and could substantially decrease the trading price of our Common stock. We may issue shares of our Common stock or securities convertible into our Common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the Convertible Notes.

The convertible note hedge and warrant transactions may negatively affect the value of our Common stock.

In connection with our offering of the Convertible Notes, we entered into convertible note hedge transactions with affiliates of the Initial Purchasers (the “Option Counterparties”). The convertible note hedge transactions are expected to reduce the potential dilution upon conversion of the Convertible Notes.

In connection with hedging these transactions, the Option Counterparties and/or their respective affiliates entered into various derivative transactions with respect to our Common stock. The Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Common stock or by selling or purchasing our Common stock in secondary market transactions while the Convertible Notes are convertible, which could adversely impact the price of our Common stock. In order to unwind its hedge position with respect to those exercised options, the Option Counterparties and/or their respective affiliates are likely to sell shares of our Common stock in secondary transactions or unwind various derivative transactions with respect to our Common stock during the observation period for the converted Convertible Notes. These activities could negatively affect the value of our Common stock.

The accounting for the Convertible Notes will result in our having to recognize interest expense significantly more than the stated interest rate of the Convertible Notes and may result in volatility to our Consolidated Statement of Operations.

Unless and until we obtain stockholder approval prior to conversion of the Convertible Notes in accordance with the listing standard of the New York Stock Exchange, we will settle conversions of the Convertible Notes entirely in cash and the conversion option that is part of the Convertible Notes will be accounted for as a derivative under SFAS No. 133. In general, this will result in an initial valuation of the conversion option, which will be bifurcated from the debt component of the Convertible Notes resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the Convertible Notes, which will result in an effective interest rate reported in our Consolidated Statements of Operations significantly in excess of the stated coupon rate of the Convertible Notes. This will reduce our earnings and could adversely affect the price at which our Common stock trades, but will have no effect on the amount of cash interest paid to the holders of the Convertible Notes or on our cash flows.

For each financial statement period after the issuance of the Convertible Notes, a gain or loss will be reported in our Consolidated Statements of Operations to the extent the valuation of the conversion option changes from the previous period. The convertible note hedge transaction will also be accounted for as a derivative under SFAS No. 133, offsetting the gain or loss associated with changes to the valuation of the conversion option. Although we do not expect there to be any net impact to our Consolidated Statements of Operations as a result of our issuing the Convertible Notes and entering into the convertible note hedge transactions, there can be no assurance that these transactions will be completely offset, which may result in volatility to our Consolidated Statements of Operations.

If we receive stockholder approval, both the derivative liability and derivative asset related to the bifurcated conversion option and convertible note hedge will be reclassified to equity and no additional gain or loss from these derivatives will be reported in our Consolidated Statements of Operations. The original issue discount on the Convertible Notes will continue to be accreted to interest expense over the remaining term of the Convertible Notes.

Provisions in our charter and bylaws, the Maryland General Corporation Law (the “MGCL”), our stockholder rights plan and the indenture for the Convertible Notes may delay or prevent our acquisition by a third party.

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

In addition, we entered into the Rights Agreement, dated as of January 28, 2005, with The Bank of New York, as rights agent (the “Rights Agreement”). This agreement entitles our stockholders to acquire shares of our Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of our outstanding Common stock or commences a tender offer for at least 15% of our Common stock, in each case, in a transaction that our Board of Directors does not approve. Because, under these limited circumstances, all of our stockholders would become entitled to effect discounted purchases of our Common stock, other than the person or group that caused the rights to become exercisable, the existence of these rights would significantly increase the cost of acquiring control of our company without the support of our Board of Directors. The existence of the Rights Agreement could therefore prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

Finally, if certain changes in control or other fundamental changes under the terms of the Convertible Notes occur prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes and, in some cases, such a transaction will cause an increase in the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a transaction. In addition, the indenture for the Convertible Notes prohibits us from engaging in certain changes in control unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions of the indenture could prevent or deter potential acquirers and reduce the likelihood that stockholders receive a premium for our Common stock in an acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on March 18, 2008 for the election of Directors. A total of 45,739,197 of the 54,077,064 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting the stockholders elected the following Directors:

	Number of	Number of
	Votes Cast For	Votes Withheld

George J. Kilroy	44,643,331	1,095,866
Ann D. Logan	44,952,910	786,287

In addition, the terms of office of the following Directors continued after the meeting: A.B. Krongard, Terence W. Edwards, James W. Brinkley, Jonathan D. Mariner and Francis J. Van Kirk.

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

Date: May 9, 2008

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: May 9, 2008

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6		Form of PHH Corporation Internotes.

4.7		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.8		Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

10	.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.3		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.4		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.5‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10	.6†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.7†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.8†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.9†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.10†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.12†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.13†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.14†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.15†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.16†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.18†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.19†‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.20†‡	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.21†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.

10	.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.

10	.23†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.

10.24		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.25		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.26		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.27		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.28		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10	.29‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.30		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.31†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.32		Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.33‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.34‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.35‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.36‡‡	Equity Access® and OmegaSM Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.37‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.38‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.

10.39		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.

10.40		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.41		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.42		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.43†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.44†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10	.45‡‡	Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.88 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.

10.46		Guaranty, dated as of November 1, 2007, by PHH Corporation in favor of Greenwich Capital Financial Products, Inc., party to the Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.89 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.47		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.48		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10	.49†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10	.50‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

10.51		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

10.52		Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10	.53†‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.

Exhibit
No.	Description	Incorporation by Reference

10.54	Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.55	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.56	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.57	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.58	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.59	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.60	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.61	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.62	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.63	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.64	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.65	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10.66		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.