Form 10-Q
period 2008-06-30
PHH CORP
filed 2008-08-08
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

As of July 16, 2008, 54,256,294 shares of common stock were outstanding.

TABLE OF CONTENTS

Item	Description	Page

	Cautionary Note Regarding Forward-Looking Statements	2

PART I
1	Financial Statements	4
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity	6
	Condensed Consolidated Statements of Cash Flows	7
	Note 1. Summary of Significant Accounting Policies	8
	Note 2. Terminated Merger Agreement	14
	Note 3. Earnings (Loss) Per Share	15
	Note 4. Mortgage Servicing Rights	16
	Note 5. Loan Servicing Portfolio	17
	Note 6. Derivatives and Risk Management Activities	18
	Note 7. Vehicle Leasing Activities	21
	Note 8. Debt and Borrowing Arrangements	22
	Note 9. Income Taxes	27
	Note 10. Commitments and Contingencies	28
	Note 11. Stock-Related Matters	32
	Note 12. Accumulated Other Comprehensive Income	32
	Note 13. Fair Value Measurements	32
	Note 14. Segment Information	38
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
3	Quantitative and Qualitative Disclosures About Market Risk	80
4	Controls and Procedures	84

PART II
1	Legal Proceedings	85
1A	Risk Factors	85
2	Unregistered Sales of Equity Securities and Use of Proceeds	86
3	Defaults Upon Senior Securities	86
4	Submission of Matters to a Vote of Security Holders	87
5	Other Information	87
6	Exhibits	87
	Signatures	88
	Exhibit Index	89

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our expectations regarding lower origination volumes, home sale volumes and increasing competition in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (iv) our expectations regarding refinance activity as a result of certain adjustable-rate mortgage loans that are nearing their reset dates during the remainder of 2008 and into 2009; (v) our expectation that we will renegotiate the terms of two of our reinsurance agreements during the second half of 2008 in order to comply with the Federal Home Loan Mortgage Corporation’s new requirement regarding the limitation on premiums ceded; (vi) our expected savings during the remainder of 2008 from cost-reducing initiatives implemented in our Mortgage Production and Mortgage Servicing segments; (vii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (viii) our expected capital expenditures for 2008; (ix) our expectation that the London Interbank Offered Rate and commercial paper, long-term United States (“U.S.”) Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future and (x) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, could cause actual results to differ materially from those expressed in such forward-looking statements:

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues
Mortgage fees	$67	$37	$122	$67
Fleet management fees	41	42	83	81

Net fee income	108	79	205	148

Fleet lease income	406	397	790	787

Gain on mortgage loans, net	56	70	128	113

Mortgage interest income	47	98	100	189
Mortgage interest expense	(42)	(72)	(84)	(143)

Mortgage net finance income	5	26	16	46

Loan servicing income	107	131	219	261

Change in fair value of mortgage servicing rights	104	89	(32)	17
Net derivative loss related to mortgage servicing rights	(143)	(207)	(117)	(212)

Valuation adjustments related to mortgage servicing rights	(39)	(118)	(149)	(195)

Net loan servicing income	68	13	70	66

Other income	20	25	96	46

Net revenues	663	610	1,305	1,206

Expenses
Salaries and related expenses	117	81	233	168
Occupancy and other office expenses	17	18	36	36
Depreciation on operating leases	324	315	646	626
Fleet interest expense	38	55	82	104
Other depreciation and amortization	5	8	12	16
Other operating expenses	130	92	220	182

Total expenses	631	569	1,229	1,132

Income before income taxes and minority interest	32	41	76	74
Provision for income taxes	16	39	28	57

Income before minority interest	16	2	48	17
Minority interest in income of consolidated entities, net of income taxes of $0, $(2), $(1) and $(2)	—	3	2	3

Net income (loss)	$16	$(1)	$46	$14

Basic earnings (loss) per share	$0.31	$(0.02)	$0.85	$0.26

Diluted earnings (loss) per share	$0.30	$(0.02)	$0.85	$0.25

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$107	$149
Restricted cash	676	579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,835	—
Accounts receivable, net	493	686
Net investment in fleet leases	4,307	4,224
Mortgage servicing rights	1,673	1,502
Investment securities	37	34
Property, plant and equipment, net	62	61
Goodwill	86	86
Other assets	482	472

Total assets	$9,758	$9,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$449	$533
Debt	6,689	6,279
Deferred income taxes	732	697
Other liabilities	266	287

Total liabilities	8,136	7,796

Commitments and contingencies (Note 10)	—	—
Minority interest	31	32
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at June 30, 2008 and 10,000,000 shares authorized at December 31, 2007; none issued or outstanding at June 30, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value; 108,910,000 shares authorized at June 30, 2008 and 100,000,000 shares authorized at December 31, 2007; 54,231,911 shares issued and outstanding at June 30, 2008; 54,078,637 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,002	972
Retained earnings	562	527
Accumulated other comprehensive income	26	29

Total stockholders’ equity	1,591	1,529

Total liabilities and stockholders’ equity	$9,758	$9,357

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$1,529
Adjustment to distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	3	—	3
Effect of adoption of SFAS No. 157 and SFAS No. 159, net of income taxes of $(10)	—	—	—	(14)	—	(14)
Net income	—	—	—	46	—	46
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(3)	(3)
Proceeds on sale of Sold Warrants (Note 8)	—	—	24	—	—	24
Reclassification of Purchased Options and Conversion Option, net of income taxes of $(1) (Note 8)	—	—	(1)	—	—	(1)
Stock compensation expense	—	—	8	—	—	8
Stock options exercised, including excess tax benefit/(shortfall) of $0	28,765	—	1	—	—	1
Restricted stock award vesting, net of excess tax benefit/(shortfall) of $0	124,509	—	(2)	—	—	(2)

Balance at June 30, 2008	54,231,911	$1	$1,002	$562	$26	$1,591

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$46	$14
Adjustments to reconcile Net income to net cash provided by operating activities:
Capitalization of originated mortgage servicing rights	(197)	(227)
Net unrealized loss on mortgage servicing rights and related derivatives	149	195
Vehicle depreciation	646	626
Other depreciation and amortization	12	16
Origination of mortgage loans held for sale	(12,830)	(16,246)
Proceeds on sale of and payments from mortgage loans held for sale	12,634	16,228
Other adjustments and changes in other assets and liabilities, net	(148)	30

Net cash provided by operating activities	312	636

Cash flows from investing activities:
Investment in vehicles	(1,076)	(1,197)
Proceeds on sale of investment vehicles	296	470
Purchase of mortgage servicing rights	(6)	(34)
Proceeds on sale of mortgage servicing rights	166	—
Cash paid on derivatives related to mortgage servicing rights	(258)	(52)
Net settlement proceeds from (payments for) derivatives related to mortgage servicing rights	258	(77)
Purchases of property, plant and equipment	(11)	(11)
Increase in Restricted cash	(97)	(40)
Other, net	3	5

Net cash used in investing activities	(725)	(936)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(71)	212
Proceeds from borrowings	18,154	11,569
Principal payments on borrowings	(17,632)	(11,461)
Issuances of Company Common stock	1	—
Proceeds from the sale of Sold Warrants (Note 8)	24	—
Cash paid for Purchased Options (Note 8)	(51)	—
Cash paid for debt issuance costs	(51)	(2)
Other, net	(5)	(5)

Net cash provided by financing activities	369	313

Effect of changes in exchange rates on Cash and cash equivalents	2	—

Net (decrease) increase in Cash and cash equivalents	(42)	13
Cash and cash equivalents at beginning of period	149	123

Cash and cash equivalents at end of period	$107	$136

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

PHH Corporation and subsidiaries (collectively, “PHH” or the “Company”) is a leading outsource provider of mortgage and fleet management services operating in the following business segments:

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

Recent Market Events

During the second half of the year ended December 31, 2007 and the six months ended June 30, 2008, there has been a reduced demand for certain mortgage products and mortgage-backed securities (“MBS”) in the secondary market, which has reduced liquidity and the resulting valuation for these types of assets.

Adverse conditions in the United States (the “U.S.”) housing market, disruptions in the credit markets and disruptions in certain asset-backed security market segments resulted in substantial valuation reductions during the year ended December 31, 2007 and the six months ended June 30, 2008, most significantly on MBS. The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to MBS. As a result of the deterioration in the asset-backed securities market, the costs associated with asset-backed commercial paper issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes, in particular, were negatively impacted beginning in the third quarter of 2007 and continued during the six months ended June 30, 2008.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Management has considered the effects of these market developments in the preparation of the Condensed Consolidated Financial Statements, including as it relates to its MLHS, Investment securities and Goodwill. Management will continue to closely monitor the carrying value of these assets.

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

The Company adopted the provisions of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral provided by FSP FAS 157-2 and will apply the provisions of SFAS No. 157 to its assessment of impairment of its Goodwill, indefinite-lived intangible assets and Property, plant and equipment for the year ended December 31, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-2 on its Consolidated Financial Statements. As a result of the adoption of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis, the Company recorded a $9 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to the Company’s interest rate lock commitments (“IRLCs”) that were previously deferred in accordance with EITF 02-3. The fair value of the Company’s IRLCs, as determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

After the adoption of SFAS No. 157, all of the Company’s derivative assets and liabilities existing at the effective date, including IRLCs, were included in Other assets and Other liabilities in the Condensed Consolidated Balance Sheet, which is consistent with the classification of these instruments prior to the adoption of SFAS No. 157.

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

Upon the adoption of SFAS No. 159, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was the Company’s policy prior to the adoption of SFAS No. 159. Prior to the adoption of SFAS No. 159, interest receivable related to the Company’s MLHS was included in Accounts receivable, net in the Consolidated Balance Sheets; however, after the adoption of SFAS No. 159, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Also, prior to the adoption of SFAS No. 159 the Company’s investments were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). The recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Unrealized gains or losses included in Stockholders’ equity as of January 1, 2008, prior to the adoption of SFAS No. 159, were not significant. As a result of the adoption of SFAS No. 159, the Company recorded a $5 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred in accordance with SFAS No. 91. (See Note 13, “Fair Value Measurements” for additional information.)

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

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modified FASB Interpretation No. (“FIN”) 39, “Offsetting of Amounts Related to Certain Contracts” by permitting companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from the same master netting arrangement as the derivative instruments. Retrospective application was required for all prior period financial statements presented. The Company adopted the provisions of FSP FIN 39-1 on January 1, 2008. The adoption of FSP FIN 39-1 did not impact the Company’s Consolidated Financial Statements, as its practice of netting cash collateral against net derivative assets and liabilities under the same master netting arrangements prior to the adoption of FSP FIN 39-1 was consistent with the provisions of FSP FIN 39-1.

Written Loan Commitments.  In November 2007, the SEC issued SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 effective January 1, 2008. SAB 109 requires prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of SAB 109 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of SAB 109, the Company recognized a benefit to Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recently Issued Accounting Pronouncements

Business Combinations.  In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141(R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into by the Company after the effective date in which the Company is the acquirer.

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

Transfers of Financial Assets and Repurchase Financing Transactions.  In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) unless the criteria of FSP FAS 140-3 are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and is to be applied prospectively. The Company is currently evaluating the impact of adopting FSP FAS 140-3 on its Consolidated Financial Statements.

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosure requirements for derivative instruments and hedging activities regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how they affect financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 enhances disclosure requirements and will not impact the Company’s financial condition, results of operations or cash flows.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Hierarchy of GAAP.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Currently, the GAAP Hierarchy is provided in the American Institute of Certified Public Accountants’ U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

Financial Guarantee Insurance Contracts.  In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance and reinsurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 requires insurance enterprises to recognize a liability for the unearned premium revenue at inception of the financial guarantee insurance contract and recognize revenue over the period of the contract in proportion to the amount of insurance protection provided. SFAS No. 163 also requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. Additional disclosures about financial guarantee contracts are also required. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted, except for certain disclosures about risk management activities which are effective for the first period beginning after the issuance of SFAS No. 163. The Company has elected to include these disclosures about risk management activities in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (this “Form 10-Q”) (See Note 10, “Commitments and Contingencies”). The Company is currently evaluating the impact of adopting SFAS No. 163 on its Consolidated Financial Statements.

Intangible Assets.  In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted.

Convertible Debt Instruments.  In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP APB 14-1 to have any impact on its Consolidated Financial Statements for its 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) as its application of EITF 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” results in separate accounting for the liability and equity components of the Convertible Notes and continued amortization of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the original issue discount. See Note 8, “Debt and Borrowing Arrangements” for additional information regarding the Convertible Notes.

Participating Securities.  In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented shall be adjusted retrospectively. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP EITF 03-6-1 to impact the calculation of its earnings per share as its unvested stock-based compensation awards do not contain nonforfeitable rights to dividends or dividend equivalents.

Instruments Indexed to Stock.  In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its Consolidated Financial Statements.

Conforming Changes to EITF 98-5.  In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, ’Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”’ (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings of the first period presented. The Company is currently evaluating the impact of adopting EITF 08-4 on its Consolidated Financial Statements. However, the Company does not expect the adoption of EITF 08-4 to have any impact on its Consolidated Financial Statements for its existing Convertible Notes as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.

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

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million, which is included in Other income in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2008, and the Company paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company received work product that those consultants provided to BCP V and Pearl Acquisition.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share was computed by dividing net income (loss) during the period by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and six months ended June 30, 2008 excludes approximately 1.6 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s outstanding Convertible Notes, Purchased Options and Sold Warrants (as defined and further discussed in Note 8, “Debt and Borrowing Arrangements”), as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the three months ended June 30, 2007 excludes approximately 3.7 million outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions, except share and per share data)

Net income (loss)	$16	$(1)	$46	$14

Weighted-average common shares outstanding—basic	54,271,286	53,817,732	54,231,894	53,786,246
Effect of potentially dilutive securities:
Stock options	91,665	—	95,014	763,774
Restricted stock units	417,207	—	371,881	169,958

Weighted-average common shares outstanding—diluted	54,780,158	53,817,732	54,698,789	54,719,978

Basic earnings (loss) per share	$0.31	$(0.02)	$0.85	$0.26

Diluted earnings (loss) per share	$0.30	$(0.02)	$0.85	$0.25

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs consisted of:

	Six Months Ended June 30,
	2008	2007
	(In millions)

Balance, beginning of period	$126,540	$146,836
Additions	12,530	17,888
Payoffs, sales and curtailments	(10,427)	(13,075)

Balance, end of period	$128,643	$151,649

The activity in the Company’s capitalized MSRs consisted of:

	Six Months Ended June 30,
	2008	2007
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,502	$1,971
Additions	203	261
Changes in fair value due to:
Realization of expected cash flows	(136)	(163)
Changes in market inputs or assumptions used in the valuation model	104	180

Balance, end of period	$1,673	$2,249

The significant assumptions used in estimating the fair value of MSRs at June 30, 2008 and 2007 were as follows (in annual rates):

	June 30,
	2008	2007

Prepayment speed	16%	16%
Discount rate	12%	11%
Volatility	21%	13%

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)

Net service fee revenue	$108	$125	$215	$249
Late fees	4	5	11	11
Other ancillary servicing revenue	8	6	13	11

As of June 30, 2008, the Company’s MSRs had a weighted-average life of approximately 5.2 years. Approximately 71% of the MSRs associated with the loan servicing portfolio as of June 30, 2008 were restricted from sale without prior approval from the Company’s private-label clients or investors.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Six Months
	Ended June 30,
	2008	2007

Initial capitalization rate of additions to MSRs	1.62%	1.46%

	June 30,
	2008	2007

Capitalized servicing rate	1.30%	1.48%
Capitalized servicing multiple	4.0	4.6
Weighted-average servicing fee (in basis points)	33	33

5.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Six Months Ended June 30,
	2008	2007
	(In millions)

Balance, beginning of period	$159,183	$160,222
Additions	16,908	19,951
Payoffs, sales and curtailments	(30,917)	(15,591)

Balance, end of period	$145,174	$164,582

Portfolio Composition

	June 30,
	2008	2007
	(In millions)

Owned servicing portfolio	$132,494	$155,343
Subserviced portfolio	12,680	9,239

Total servicing portfolio	$145,174	$164,582

Fixed rate	$92,283	$106,876
Adjustable rate	52,891	57,706

Total servicing portfolio	$145,174	$164,582

Conventional loans	$130,993	$152,803
Government loans	9,319	7,842
Home equity lines of credit	4,862	3,937

Total servicing portfolio	$145,174	$164,582

Weighted-average interest rate	5.9%	6.1%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Portfolio Delinquency(1)

	June 30,
	2008		2007
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.15%	1.87%	1.96%	1.68%
60 days	0.47%	0.43%	0.39%	0.32%
90 or more days	0.48%	0.42%	0.31%	0.25%

Total delinquency	3.10%	2.72%	2.66%	2.25%

Foreclosure/real estate owned/bankruptcies	1.52%	1.40%	0.83%	0.66%

(1)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

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

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments to fix the forward sales price that will be realized in the secondary market. Forward delivery commitments are not available for all products; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

minimize the interest rate and price risk. These derivative instruments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

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

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives, as recorded pursuant to SFAS No. 133:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007
	(In millions)

Change in value of IRLCs	$(40)	$(39)
Change in value of MLHS	(11)	(13)

Total change in value of IRLCs and MLHS	(51)	(52)

Mark-to-market of derivatives designated as hedges of MLHS	3	1
Mark-to-market of freestanding derivatives(1)	80	79

Net gain on derivatives	83	80

Net gain on hedging activities(2)	$32	$28

(1)	Amount includes $14 million of ineffectiveness recognized on hedges of MLHS during the three months ended June 30, 2007 and $12 million of ineffectiveness recognized on hedges of MLHS during the six months ended June 30, 2007, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three and six months ended June 30, 2007, the Company recognized $(8) million and $(12) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

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

The net activity in the Company’s derivatives related to MSRs consisted of:

	Six Months
	Ended June 30,
	2008		2007
	(In millions)

Net balance, beginning of period	$68	(1)	$—	(2)
Additions	258		52
Changes in fair value	(117)		(212)
Net settlement (proceeds) payments	(258)		77

Net balance, end of period	$(49	)(3)	$(83	)(4)

(1)	The net balance represents the gross asset of $152 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $84 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $56 million (recorded within Other assets) net of the gross liability of $56 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $46 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $95 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(4)	The net balance represents the gross asset of $42 million (recorded within Other assets) net of the gross liability of $125 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three and six months ended June 30, 2008 and 2007, except to create the accrual of interest expense at variable rates. The net gains recognized during the three and six months ended June 30, 2008 and 2007 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. Net gains during the six months ended June 30, 2008 related to instruments that were not designated as cash flow hedges were not significant and were included in Fleet interest expense in the Condensed Consolidated Statement of Operations. The

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Company recognized net losses of $1 million during the three months ended June 30, 2008 and the three and six months ended June 30, 2007 related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the Condensed Consolidated Statements of Operations.

See Note 8, “Debt and Borrowing Arrangements” for a discussion of hedging transactions entered into in conjunction with the offering of the Convertible Notes.

7.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	June 30,	December 31,
	2008	2007
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,528	$7,350
Vehicles under closed-end operating leases	262	251

Vehicles under operating leases	7,790	7,601
Less: Accumulated depreciation	(3,884)	(3,827)

Net investment in operating leases	3,906	3,774

Direct Financing Leases:
Lease payments receivable	166	182
Less: Unearned income	(8)	(11)

Net investment in direct financing leases	158	171

Off-Lease Vehicles:
Vehicles not yet subject to a lease	240	274
Vehicles held for sale	10	13
Less: Accumulated depreciation	(7)	(8)

Net investment in off-lease vehicles	243	279

Net investment in fleet leases	$4,307	$4,224

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$442	$442
Variable funding notes	3,449	569	—	4,018
Commercial paper	—	—	61	61
Borrowings under credit facilities	—	885	1,070	1,955
Convertible senior notes	—	—	202	202
Other	7	—	4	11

	$3,456	$1,454	$1,779	$6,689

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. As of June 30, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.4 billion and $3.5 billion, respectively. The debt issued as of June 30, 2008 was collateralized by approximately $4.2 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). On February 28, 2008, the agreement governing the Series 2006-1 Notes was amended to extend the Scheduled Expiry Date to February 26, 2009, increase the commitment and program fee rates and modify certain other covenants and terms. These agreements are renewable on or before the Scheduled Expiry

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 3.8% and 5.7% as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $451 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

The Company maintains a committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). On June 26, 2008, the Company amended the RBS Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Amended Repurchase Agreement”) and executed a Second Amended and Restated Guaranty. The Amended Repurchase Agreement increased the capacity of the RBS Repurchase Facility from $1.0 billion to $1.5 billion and extended the expiry date to June 25, 2009. Subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term expiring on June 24, 2010. As of June 30, 2008, borrowings under the RBS Repurchase Facility were $590 million and were collateralized by underlying mortgage loans and related assets of $635 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $532 million. As of June 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.2% and 5.4%, respectively. The assets collateralizing the RBS Repurchase Facility are not available to pay the Company’s general obligations.

On February 28, 2008 the Company entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). As of June 30, 2008, borrowings under the Citigroup Repurchase Facility were $161 million and were collateralized by underlying mortgage loans and related assets of $188 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of June 30, 2008, borrowings under this variable-rate facility bore interest at 3.7%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Company maintains a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative agent that is funded by a multi-seller conduit. As of June 30, 2008, borrowings under the Mortgage Repurchase Facility were $273 million and were collateralized by underlying mortgage loans and related assets of $309 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of June 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 2.7% and 5.1%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On June 30, 2008, the Company amended the Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364 day renewal, subject to agreement by the parties, and increased the annual liquidity and

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

program fees. As of June 30, 2008, borrowings under the Mortgage Venture Repurchase Facility were $296 million and were collateralized by underlying mortgage loans and related assets of $328 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 2.7% and 5.4% as of June 30, 2008 and December 31, 2007, respectively. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a $150 million committed secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of June 30, 2008, borrowings under this secured line of credit were $86 million and were collateralized by underlying mortgage loans and related assets of $108 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million. This variable-rate line of credit bore interest at 3.3% and 5.5% as of June 30, 2008 and December 31, 2007, respectively. This line of credit agreement expires on October 3, 2008. The assets collateralizing this facility are not available to pay the Company’s general obligations.

As of June 30, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and the Company had approximately $1.4 billion of unused capacity available.

Unsecured Debt

Term Notes

The carrying value of term notes as of June 30, 2008 and December 31, 2007 consisted of $442 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the six months ended June 30, 2008, MTNs with a carrying value of $200 million were repaid upon maturity. As of June 30, 2008, the outstanding MTNs were scheduled to mature between April 2010 and April 2018. The effective rate of interest for the MTNs outstanding as of June 30, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed unsecured credit facilities (described below) to fully support its outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. The Company had unsecured commercial paper obligations of $61 million and $132 million as of June 30, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of June 30, 2008 and December 31, 2007 was 3.7% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

The Company is party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.1 billion and $840 million as of June 30, 2008 and December 31, 2007, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of June 30, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

47.5 basis points (“bps”). The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of June 30, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

The Company maintains other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Convertible Senior Notes

On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The Convertible Notes are senior unsecured obligations of the Company, which rank equally with all of its existing and future senior debt and are senior to all of its subordinated debt. The Convertible Notes are governed by an indenture (the “Convertible Notes Indenture”), dated April 2, 2008, between the Company and The Bank of New York, as trustee. Pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) the Company is not required to file a registration statement with the SEC for the resales of the Convertible Notes.

Under the Convertible Notes Indenture, holders may convert all or any portion of the Convertible Notes into shares of the Company’s Common stock at any time from, and including, October 15, 2011 through the third business day immediately preceding their maturity on April 15, 2012. In addition, holders may convert prior to October 15, 2011 (the “Conversion Option”) in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of the Company’s Common stock or certain corporate events as set forth in the Convertible Notes Indenture. Upon conversion, the Company will deliver shares of its Common stock or cash based on the conversion price calculated on a proportionate basis for each business day of a period of 60 consecutive business days. Subject to certain exceptions, the holders of the Convertible Notes may also require the Company to repurchase all or part of their Convertible Notes upon a fundamental change, as defined under the Convertible Notes Indenture. In addition, upon the occurrence of a make-whole fundamental change, as defined under the Convertible Notes Indenture, the Company will in some cases be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes prior to their maturity on April 15, 2012.

In connection with the issuance of the Convertible Notes, the Company entered into convertible note hedging transactions with respect to its Common stock (the “Purchased Options”) and warrant transactions whereby it sold warrants to acquire, subject to certain anti-dilution adjustments, shares of its Common stock (the “Sold Warrants”). The Sold Warrants and Purchased Options are intended to reduce the potential dilution to the Company’s Common stock upon potential future conversion of the Convertible Notes and generally have the effect of increasing the conversion price of the Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of the Company’s Common stock per $1,000 principal amount of the Convertible Notes) to $27.20 per share, representing a 60% premium based on the closing price of the Company’s Common stock on March 27, 2008.

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, the Company recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes. The effective rate of interest for the Convertible Notes as of June 30, 2008 was 12.4%. As of June 30, 2008, the carrying value of the Convertible Notes was $202 million.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The New York Stock Exchange (the “NYSE”) regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. As a result of this limitation, the Company determined that at the time of issuance of the Convertible Notes the Conversion Option and the Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative asset, respectively, under SFAS No. 133 with the offsetting changes in their fair value recognized in Mortgage interest expense, thus having no net impact on the Condensed Consolidated Statements of Operations. The Company determined the Sold Warrants were indexed to its own stock and met all the criteria for equity classification. The Sold Warrants were recorded within Additional paid-in capital in the Condensed Consolidated Financial Statements and have no impact on the Company’s Condensed Consolidated Statements of Operations. On June 11, 2008, the Company’s stockholders approved the issuance of Common stock by the Company to satisfy the rules of the NYSE. As a result of this approval, the Company determined the Conversion Option and Purchased Options were indexed to its own stock and met all the criteria for equity classification. As such, the Conversion Option (derivative liability) and Purchased Options (derivative asset) were adjusted to their respective fair values of $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Condensed Consolidated Financial Statements, net of unamortized issuance costs and related income taxes.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at June 30, 2008 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,371	$65	$1,436
Between one and two years	1,681	5	1,686
Between two and three years	885	1,070	1,955
Between three and four years	592	202	794
Between four and five years	309	428	737
Thereafter	72	9	81

	$4,910	$1,779	$6,689

As of June 30, 2008, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,907	$3,456	$451
Mortgage warehouse	2,832	1,454	1,378
Unsecured Committed Credit Facilities(2)	1,301	1,139	162

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $61 million which fully supports the outstanding unsecured commercial paper issued by the Company as of June 30, 2008. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires the Company to maintain at least $3.0 billion in mortgage repurchase or warehouse facilities, including the RBS Repurchase Facility and certain uncommitted credit facilities. At June 30, 2008, the Company was in compliance with all of its financial covenants related to its debt arrangements.

The Convertible Notes Indenture does not contain any financial ratios, but does require that the Company make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Form 10-Q, the Company is in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly Income before income taxes and minority interest for results that it deems to be reliably estimable in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, the Company records discrete year-to-date income tax provisions on those results.

In April 2008, the Company received approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”). The Company recorded a net decrease to its Provision for income taxes for both the three and six months ended June 30, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three months ended June 30, 2008, the Provision for income taxes was $16 million and was significantly impacted by a $6 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $15 million generated during the three months ended June 30, 2008 for which the Company believes it is more likely than not that the loss carryforwards will not be realized, which were partially offset by a $9 million reduction in loss carryforwards as a result of the IRS Method Change) partially offset by a $2 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the three months ended June 30, 2008 and 2007.

During the three months ended June 30, 2007, the Provision for income taxes was $39 million and was significantly impacted by a $23 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended June 30, 2007) for which the Company believed it was more likely than not that the deferred tax assets would not be realized.

During the six months ended June 30, 2008, the Provision for income taxes was $28 million and was impacted by a $1 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change and a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to a $9 million reduction in loss carryforwards as a result of the IRS Method Change that were partially offset by loss carryforwards of $8 million generated during the six months ended June 30, 2008 for which the Company believes it is more likely than not that the loss carryforwards will not be realized).

During the six months ended June 30, 2007, the Provision for income taxes was $57 million and was significantly impacted by a $27 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the six months ended June 30, 2007) for which the Company believed it was more likely than not that the deferred tax assets would not be realized and a $1 million increase in liabilities for income tax contingencies.

During the six months ended June 30, 2008, the liability for unrecognized income tax benefits decreased $20 million to $2 million as of June 30, 2008, primarily as a result of the IRS Method Change. It is expected that the amount of unrecognized income tax benefits will change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the Company is unable to project the impact of these unrecognized income tax benefits on its results of operations or financial position for future reporting periods due to the volatility of market and other factors.

10.	Commitments and Contingencies

Tax Contingencies

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to its spin-off from Cendant Corporation (the “Spin-Off”). In connection with the Spin-Off, the Company and Cendant Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Condensed Consolidated Financial Statements) entered into a tax sharing agreement dated January 31, 2005, which was amended on December 21, 2005 (the “Amended Tax Sharing Agreement”). The Amended Tax Sharing Agreement governs the allocation of liabilities for taxes between Cendant and the Company, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters. The Amended Tax Sharing Agreement contains certain provisions relating to the treatment of the ultimate settlement of Cendant tax contingencies that relate to audit adjustments due to taxing authorities’ review of income tax returns. The Company’s tax basis in certain assets may be adjusted in the future, and the Company may be required to remit tax benefits ultimately realized by the Company to Cendant in certain circumstances. Certain of the effects of future adjustments relating to years the Company was included in Cendant’s income tax returns that

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

change the tax basis of assets, liabilities and net operating loss and tax credit carryforward amounts may be recorded in equity rather than as an adjustment to the tax provision.

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Cendant 2007 Form 10-K”) (filed on February 28, 2008 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an IRS audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (collectively, the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2007 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

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

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $1.4 billion as of June 30, 2008. In addition, the outstanding balance of loans sold with recourse by the Company and those that were sold without recourse for which the Company subsequently agreed to either indemnify the investor or repurchase the loan was $453 million as of June 30, 2008.

As of June 30, 2008, the Company had a liability of $36 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s loan servicing portfolio.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of June 30, 2008, mortgage loans in foreclosure were $94 million, net of an allowance for probable losses of $15 million, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Real Estate Owned

Real estate owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of June 30, 2008, REO were $38 million, net of a $17 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active contracts and two inactive contracts. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 6.3 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $242 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of June 30, 2008. The Company did not have any contractual reinsurance payments outstanding at June 30, 2008. As of June 30, 2008, a liability of $50 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and six months ended June 30, 2008, the Company recorded expense associated with the liability for estimated losses of $11 million and $18 million, respectively, within Loan servicing income in the Condensed Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Loan Funding Commitments

As of June 30, 2008, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.6 billion. Additionally, as of June 30, 2008, the Company had commitments to fund open home equity lines of credit of $161 million and construction loans to individuals of $20 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $2.9 billion of forward delivery commitments as of June 30, 2008 generally will be settled within 90 days of the individual commitment date.

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

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, the Company enters into numerous agreements that contain guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and the Company is unable to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

11.	Stock-Related Matters

On March 27, 2008, the Company announced that it had reclassified 8,910,000 shares of its unissued $0.01 par value Preferred stock into the same number of authorized and unissued shares of its $0.01 par value Common stock, subject to further classification or reclassification and issuance by the Company’s Board of Directors. The Company reclassified the shares in order to ensure that a sufficient number of authorized and unissued shares of the Company’s Common stock will be available to satisfy the exercise rights under the Convertible Notes, Purchased Options and Sold Warrants (as further discussed in Note 8, “Debt and Borrowing Arrangements”).

12.	Accumulated Other Comprehensive Income

The components of comprehensive income are summarized as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)

Net income (loss)	$16	$(1)	$46	$14

Other comprehensive income (loss):
Currency translation adjustments	1	8	(3)	9
Unrealized loss on available-for-sale securities, net of income taxes	—	—	—	(1)

Total other comprehensive income (loss)	1	8	(3)	8

Total comprehensive income	$17	$7	$43	$22

The after-tax components of Accumulated other comprehensive income were as follows:

			Accumulated
	Currency		Other
	Translation	Pension	Comprehensive
	Adjustment	Adjustment	Income
	(In millions)

Balance at December 31, 2007	$32	$(3)	$29
Change during 2008	(3)	—	(3)

Balance at June 30, 2008	$29	$(3)	$26

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

The following is a description of the valuation methodologies used by the Company for assets and liabilities measured at fair value on a recurring basis, including the general classification of such assets and liabilities pursuant to the valuation hierarchy:

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

The Company’s policy for placing loans on non-accrual status is consistent with the Company’s policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable that the amounts are fully collectible. The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, the Company’s construction loans and home equity lines of credit are classified within Level Three due to the lack of observable pricing data.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the difference between the carrying amount of MLHS, measured at fair value pursuant to SFAS No. 159, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of June 30, 2008:

			Excess
			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,835	$1,882	$(47)
Loans 90 or more days past due and on non-accrual status	14	24	(10)

The components of the Company’s MLHS, recorded at fair value, were as follows:

June 30,
2008
(In millions)

First mortgages:
Conforming(1)	$1,447
Non-conforming	231
Alt-A(2)	5
Construction loans	49

Total first mortgages	1,732

Second lien	42
Scratch and Dent(3)	59
Other	2

Total	$1,835

(1)	Represents mortgages that conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Government Sponsored Enterprises” or “GSEs”).

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

At June 30, 2008, the Company pledged $1.6 billion of MLHS as collateral in asset-backed debt arrangements.

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

Derivative Instruments.  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates (see Note 6, “Derivatives and Risk Management Activities” for a detailed description of the Company’s derivative instruments). All of the Company’s derivative instruments that are measured at fair value on a recurring basis are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets, which is consistent with the classification of these items prior to the adoption of SFAS No. 157. The changes in the fair values of derivative instruments are included in the following line items in the Condensed Consolidated Statements of Operations, which is consistent with the classification prior to the adoption of SFAS No. 157: (i) mortgage loan-related derivatives, including IRLCs, are included in Gain on mortgage loans, net, (ii) debt-related derivatives are included in Mortgage interest expense or Fleet interest expense and (iii) derivatives related to MSRs are included in Net derivative loss related to mortgage servicing rights.

The fair value of the Company’s derivative instruments that are measured at fair value on a recurring basis, other than IRLCs, is determined by utilizing quoted prices from dealers in such securities or internally-developed or third-party models utilizing observable market inputs. These instruments are classified within Level Two of the valuation hierarchy.

The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan (determined consistent with “—Mortgage Loans Held for Sale” above), adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs, the Company’s IRLCs are classified within Level Three of the valuation hierarchy.

In connection with the issuance of the Convertible Notes and prior to receiving stockholder approval to issue shares of its Common stock to satisfy the rules of the NYSE, the Company recognized a derivative asset for the Purchased Options and a derivative liability for the Conversion Option, with changes in fair value included in Mortgage interest expense in the Condensed Consolidated Statements of Operations. Upon receiving stockholder approval to issue shares to satisfy the rules of the NYSE (as discussed in more detail in Note, 8 “Debt and Borrowing Arrangements”), the Purchased Options and Conversion Option were adjusted to their respective fair values of approximately $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Condensed Consolidated Financial Statements. Their fair value measurement was classified within Level Three of the valuation hierarchy and included $13 million of unrealized gains and unrealized losses for the Purchased Options and Conversion Option, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 were as follows:

				Cash
	Level	Level	Level	Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,754	$81	$—	$1,835
Mortgage servicing rights	—	—	1,673	—	1,673
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	619	22	(539)	102
Other assets	2	—	—	—	2
Liabilities:
Other liabilities:
Derivative liabilities	—	350	2	(235)	117

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet which represent the effect of netting the payable or receivable for cash collateral held or placed with the same counterparties under legally enforceable master netting arrangements between the Company and its counterparties.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the three months ended June 30, 2008 consisted of:

						Purchases,	Transfers
						Issuances	Into
	Balance,	Realized		Unrealized		and	Level		Balance,
	Beginning	Gains		(Losses)		Settlements,	Three,		End of
	of Period	(Losses)		Gains		Net	Net		Period
	(In millions)

Mortgage loans held for sale	$56	$1		$(1)		$2	$23	(1)	$81
Mortgage servicing rights	1,466	(76	)(2)	180	(3)	103	—		1,673
Investment securities	39	—		1		(3)	—		37
Derivatives, net	35	4		20		(39)	—		20

(1)	Represents home equity lines of credit that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the three months ended June 30, 2008.

(2)	Represents the reduction in the fair value of the Company’s MSRs due to the realization of expected cash flows from the Company’s MSRs.

(3)	Represents the change in the fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the six months ended June 30, 2008 consisted of:

						Purchases,	Transfers
						Issuances	Into
	Balance,	Realized		Unrealized		and	Level		Balance,
	Beginning	Gains		(Losses)		Settlements,	Three,		End of
	of Period	(Losses)		Gains		Net	Net		Period
	(In millions)

Mortgage loans held for sale	$59	$2		$(1)		$9	$12	(1)	$81
Mortgage servicing rights	1,502	(136	)(2)	104	(3)	203	—		1,673
Investment securities	34	—		7		(4)	—		37
Derivatives, net	(9)	47		55		(73)	—		20

(1)	Represents home equity lines of credit that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the six months ended June 30, 2008.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs.

(3)	Represents the change in the fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

The Company’s realized and unrealized gains and losses during the three months ended June 30, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$(1)	$—	$—	$24
Change in fair value of mortgage servicing rights	—	104	—	—
Interest income	1	—	—	—
Other income	—	—	1	—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s unrealized gains during the three months ended June 30, 2008 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheet as of June 30, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)

Unrealized gains	$18	$180	$1

The Company’s realized and unrealized gains and losses during the six months ended June 30, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$(1)	$—	$—	$102
Change in fair value of mortgage servicing rights	—	(32)	—	—
Interest income	2	—	—	—
Other income	—	—	7	—

The Company’s unrealized gains during the six months ended June 30, 2008 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheet as of June 30, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)

Unrealized gains	$19	$104	$7

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

The Company’s segment results were as follows:

				Segment (Loss) Profit(1)
	Net Revenues			Three Months
	Three Months Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In millions)

Mortgage Production segment	$125	$106	$19	$(18)	$(8)	$(10)
Mortgage Servicing segment	74	39	35	34	17	17

Total Mortgage Services	199	145	54	16	9	7
Fleet Management Services segment	465	466	(1)	16	30	(14)

Total reportable segments	664	611	53	32	39	(7)
Other(2)	(1)	(1)	—	—	(1)	1

Total Company	$663	$610	$53	$32	$38	$(6)

				Segment (Loss) Profit(1)
	Net Revenues			Six Months
	Six Months Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In millions)

Mortgage Production segment	$251	$177	$74	$(26)	$(47)	$21
Mortgage Servicing segment	93	114	(21)	18	72	(54)

Total Mortgage Services	344	291	53	(8)	25	(33)
Fleet Management Services segment	913	916	(3)	40	51	(11)

Total reportable segments	1,257	1,207	50	32	76	(44)
Other(2)	48	(1)	49	42	(5)	47

Total Company	$1,305	$1,206	$99	$74	$71	$3

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)

Income before income taxes and minority interest	$32	$41	$76	$74
Minority interest in income of consolidated entities, net of income taxes	—	3	2	3

Segment profit	$32	$38	$74	$71

(2)	Net revenues reported under the heading Other for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007 represent intersegment eliminations. Net revenues reported under the heading Other for the six months ended June 30, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the six months ended June 30, 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the three and six months ended June 30, 2007 represents expenses related to the terminated Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”), “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Q1 Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our“2007 Form 10-K”).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”). Our Mortgage Production segment generated 19% of our Net revenues for the six months ended June 30, 2008. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 7% of our Net revenues for the six months ended June 30, 2008. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (the “U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 70% of our Net revenues for the six months ended June 30, 2008. During the six months ended June 30, 2008, 4% of our Net revenues were generated from the terminated Merger Agreement (as defined and further discussed below) which were not allocated to our reportable segments.

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

Mortgage Industry Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates and the strength of the U.S. housing market. Developments in the industry over the past twelve months have resulted in more restrictive underwriting standards that may negatively impact home affordability and the demand for housing and related origination volumes for the mortgage industry. With more restrictive underwriting standards, borrowers, particularly those seeking non-conforming loans, are less able to purchase homes or refinance their current mortgage loans. As of July 2008, the Federal National Mortgage Association’s Economic and Mortgage Market Developments forecasted a decline in industry originations during 2008 of approximately 26% from estimated 2007 levels. Refinance activity is expected to decrease to $0.9 trillion in 2008 from $1.3 trillion in 2007 and purchase originations are expected to decrease to $0.9 trillion in 2008 from $1.3 trillion in 2007 as the declining housing market continues to negatively impact home purchases. We expect that the mortgage industry will continue to experience lower origination volumes related to home purchases during the remainder of 2008 and possibly into 2009 as a result of declining home sales. Based on home sale trends through the filing date of this Form 10-Q, we expect that home sale volumes and our purchase originations will continue to decrease during the remainder of 2008 and possibly into 2009.

Although the level of interest rates is a key driver of refinancing activity, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Notwithstanding the impact of interest rates, we believe that overall refinance originations will be negatively impacted by declines in home prices and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage more difficult. However, certain existing adjustable-rate mortgage loans (“ARMs”) will have their rates reset during the remainder of 2008 and into 2009, which could positively impact the volume of refinance originations as borrowers seek to refinance loans subject to interest rate changes. Overall, we expect that our mortgage originations from refinance activity will decrease during the remainder of 2008 and possibly into 2009, despite the volume of ARMs originated over the last five years many of which are now nearing their interest rate reset dates.

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

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues (“Scratch and Dent Loans”), negatively impacted the price which could be obtained for such products in the secondary market. These loans experienced both a reduction in overall investor demand and discounted pricing which negatively impacted the value of these loans as well as the execution of related secondary market loan sales. The valuation of mortgage loans held for sale (“MLHS”) as of June 30, 2008 reflected this discounted pricing. This valuation was further impacted by a deterioration in the value of ARMs that conform to GSE (as defined below) standards. During the second quarter of 2008, we observed a continued lack of liquidity in the secondary market for non-conforming loans, most notably jumbo loans, which adversely impacted our ability to originate such loans. During this time period, several of our financial institution clients increased their investment in jumbo loan originations, which caused a decline in our loans closed to be sold which was partially offset by an increase in our fee-based closings. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.)

The components of our MLHS, recorded at fair value, were as follows:

June 30,
2008
(In millions)

First mortgages:
Conforming(1)	$1,447
Non-conforming	231
Alt-A(2)	5
Construction loans	49

Total first mortgages	1,732

Second lien	42
Scratch and Dent(3)	59
Other	2

Total	$1,835

(1)	Represents mortgages that conform to the standards of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Association (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Enterprises” or “GSEs”).

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

Many origination companies have commenced bankruptcy proceedings, shut down or severely curtailed their lending activities. Additionally, the deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive underwriting standards on borrowers or decrease permitted loan-to-value ratios. This has resulted in a shift in production efforts to more traditional prime loan products by these originators which may result in increased competition in the mortgage industry and could have a negative impact on profit margins for our Mortgage Production segment during the remainder of 2008 and possibly into 2009. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary mortgage market conditions, market developments negatively impacted Gain on mortgage loans, net during the six months ended June 30, 2008, and may continue to have a negative impact during the remainder of 2008 and possibly into 2009. (See “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K for more information.)

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during the remainder of 2008 and possibly into 2009 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships.

Industry-wide mortgage loan delinquency rates have increased and we expect will continue to increase over 2007 levels. We expect foreclosure costs to remain higher throughout 2008 due to an increase in borrower delinquencies and declining home prices. During the six months ended June 30, 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices during the six months ended June 30, 2008 compared to the comparable period of 2007. Foreclosure losses during the second quarter of 2008 were $8 million compared to $5 million during the second quarter of 2007. Foreclosure losses during the six months ended June 30, 2008 were $14 million compared to $9 million during the six months ended June 30, 2007. Foreclosure related reserves increased by $18 million to $67 million as of June 30, 2008 from December 31, 2007. We expect delinquency and foreclosure rates to remain high and potentially increase over the remainder of 2008 and possibly into 2009. As a result, we expect that we will continue to experience higher foreclosure losses during the remainder of 2008 and possibly into 2009 in comparison to prior periods and that we may need to increase our reserves associated with loans sold with recourse during the remainder of 2008 and possibly into 2009. These developments could also have a negative impact on our reinsurance business as further declines in real estate values and continued deterioration in economic conditions could adversely impact borrowers’ ability to repay mortgage loans. During the six months ended June 30, 2008, there were no paid losses under reinsurance agreements and reinsurance related reserves increased by $18 million to $50 million, which is reflective of the recent trends. We expect reinsurance related reserves to continue to increase during the remainder of 2008 and possibly into 2009.

In February 2008, Freddie Mac announced that for mortgage loans closed after June 1, 2008, it was changing its eligibility requirements to prohibit approved private mortgage insurers from ceding more than 25% of gross premiums to captive reinsurance companies. During the second quarter of 2008, our wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”), renegotiated its agreement with one primary mortgage insurer whose reinsurance contract was impacted by this new requirement and agreed to a reduction in premiums ceded and a new loss rate range for future loan closings. Atrium’s contracts with two primary mortgage insurers were not renegotiated and Atrium ceased collecting premiums and reinsuring new mortgage loans under these contracts as of June 1, 2008. We expect to renegotiate the terms of these inactive reinsurance agreements during the second half of 2008. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding mortgage reinsurance.)

In July 2008, the President of the U.S. signed into law the Housing and Economic Recovery Act of 2008. The legislation, among other things: (i) raises the GSE, Federal Housing Administration (“FHA”) and Department of Veteran Affairs (“VA”) single-family loan limits on a permanent basis, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator and regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigning the U.S. Department of Housing and Urban Development the responsibility for establishing requirements for those states not enacting licensing laws.

During 2007 and the six months ended June 30, 2008, we sought to reduce costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. Through a combination of employee attrition and job eliminations, we reduced average full-time equivalent employees for the six months ended June 30, 2008 by over 650 in comparison to the average for the six months ended June 30, 2007, primarily in our Mortgage Production segment. We also restructured commission plans and reduced marketing expenses during the six months ended June 30, 2008. These efforts favorably impacted our pre-tax results for the second quarter of 2008 and the six months ended June 30, 2008 by $9 million and $24 million, respectively, in comparison to the comparable periods of 2007, and we expect that they will favorably impact our pre-tax results for the remainder of 2008 by approximately $13 million in comparison to the comparable period of 2007. We continue to evaluate our cost structure and will explore additional alternatives in the future to align our resources and expenses with expected mortgage origination volumes.

Fleet Industry Trends

The size of the U.S. commercial fleet management services market has displayed little or no growth over the last several years as reported by the Automotive Fleet 2008, 2007 and 2006 Fact Books. We do not expect any changes in this trend during the remainder of 2008. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services, which growth we anticipate will be negatively impacted during 2008 by the uncertainty generated by the announcement of the Merger in 2007, which was ultimately terminated in 2008.

Our cost of debt associated with asset-backed commercial paper (“ABCP”) issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during the six months ended June 30, 2008 as the costs associated with the Chesapeake Series 2006-1 renewal reflected higher conduit fees. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted during the remainder of 2008 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result we expect that these costs will adversely impact the results of operations for our Fleet Management Services segment. The Series 2006-2 notes are scheduled to expire on November 28, 2008. As our variable funding notes and other borrowing arrangements begin to mature, we face the risk of increased cost of funds as we seek to extend our existing borrowing arrangements and enter into new borrowing arrangements.

Results of Operations—Second Quarter 2008 vs. Second Quarter 2007

Consolidated Results

Our consolidated results of operations for the second quarters of 2008 and 2007 were comprised of the following:

	Three Months
	Ended June 30,
	2008	2007	Change
	(In millions)

Net revenues	$663	$610	$53
Total expenses	631	569	62

Income before income taxes and minority interest	32	41	(9)
Provision for income taxes	16	39	(23)

Income before minority interest	$16	$2	$14

During the second quarter of 2008, our Net revenues increased by $53 million (9%) compared to the second quarter of 2007, due to increases of $35 million and $19 million in our Mortgage Servicing and Mortgage Production segments, respectively, that were partially offset by a decrease of $1 million in our Fleet Management Services segment. Our Income before income taxes and minority interest decreased by $9 million (22%) during the second quarter of 2008 compared to the second quarter of 2007 due to decreases of $14 million and $13 million in our Fleet Management Services and Mortgage Production segments, respectively, that were partially offset by an increase of $17 million in our Mortgage Servicing segment and a $1 million decrease in other expenses not allocated to our reportable segments, primarily related to the terminated Merger Agreement.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FASB Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, we record discrete year-to-date income tax provisions on those results.

In April 2008, we received approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”). We recorded a net decrease to our Provision for income taxes for the second quarter of 2008 of $11 million as a result of recording the effect of the IRS Method Change.

During the second quarter of 2008, the Provision for income taxes was $16 million and was significantly impacted by a $6 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $15 million generated during the second quarter of 2008 for which we believe it is more likely than not that the loss carryforwards will not be realized, which were partially offset by a $9 million reduction in loss carryforwards as a result of the IRS Method Change) partially offset by a $2 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change. Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the second quarters of 2008 and 2007.

During the second quarter of 2007, the Provision for income taxes was $39 million and was significantly impacted by a $23 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the second quarter of 2007) for which we believed it was more likely than not that the deferred tax assets would not be realized.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
	(In millions)

Mortgage Production segment	$125	$106	$19	$(18)	$(8)	$(10)
Mortgage Servicing segment	74	39	35	34	17	17

Total Mortgage Services	199	145	54	16	9	7
Fleet Management Services segment	465	466	(1)	16	30	(14)

Total reportable segments	664	611	53	32	39	(7)
Other(2)	(1)	(1)	—	—	(1)	1

Total Company	$663	$610	$53	$32	$38	$(6)

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Three Months
	Ended June 30,
	2008	2007
	(In millions)

Income before income taxes and minority interest	$32	$41
Minority interest in income of consolidated entities, net of income taxes	—	3

Segment profit	$32	$38

(2)	Net revenues reported under the heading Other for the second quarters of 2008 and 2007 represent intersegment eliminations. Segment loss reported under the heading Other for the second quarter of 2007 represents expenses related to the terminated Merger Agreement.

Mortgage Production Segment

Net revenues increased by $19 million (18%) during the second quarter of 2008 compared to the second quarter of 2007. As discussed in greater detail below, the increase in Net revenues was due to a $30 million increase in Mortgage fees and a $4 million favorable change in Mortgage net finance income (expense), that were partially offset by a $14 million decrease in Gain on mortgage loans, net and a $1 million decrease in Other income.

Segment loss increased by $10 million (125%) during the second quarter of 2008 compared to the second quarter of 2007 as a $32 million (29%) increase in Total expenses was partially offset by the $19 million increase in Net revenues and a $3 million decrease in Minority interest in income of consolidated entities, net of income taxes. The $32 million increase in Total expenses was primarily due to a $33 million increase in Salaries and related expenses.

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) and Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was our policy prior to the adoption of SFAS No. 159. SAB 109 requires the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$5,996	$8,845	$(2,849)	(32)%
Fee-based closings	4,758	2,866	1,892	66%

Total closings	$10,754	$11,711	$(957)	(8)%

Purchase closings	$6,388	$7,276	$(888)	(12)%
Refinance closings	4,366	4,435	(69)	(2)%

Total closings	$10,754	$11,711	$(957)	(8)%

Fixed rate	$5,877	$7,598	$(1,721)	(23)%
Adjustable rate	4,877	4,113	764	19%

Total closings	$10,754	$11,711	$(957)	(8)%

Number of loans closed (units)	44,380	54,305	(9,925)	(18)%

Average loan amount	$242,310	$215,651	$26,659	12%

Loans sold	$6,064	$8,774	$(2,710)	(31)%

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$67	$37	$30	81%

Gain on mortgage loans, net	56	70	(14)	(20)%

Mortgage interest income	24	51	(27)	(53)%
Mortgage interest expense	(23)	(54)	31	57%

Mortgage net finance income (expense)	1	(3)	4	n/m (1)

Other income	1	2	(1)	(50)%

Net revenues	125	106	19	18%

Salaries and related expenses	83	50	33	66%
Occupancy and other office expenses	10	11	(1)	(9)%
Other depreciation and amortization	2	3	(1)	(33)%
Other operating expenses	48	47	1	2%

Total expenses	143	111	32	29%

Loss before income taxes	(18)	(5)	(13)	(260)%
Minority interest in income of consolidated entities, net of income taxes	—	3	(3)	(100)%

Segment loss	$(18)	$(8)	$(10)	(125)%

(1)	n/m—Not meaningful.

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

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$67	$66	$1	2%
Deferred fees under SFAS No. 91	—	(29)	29	n/m (1)

Mortgage fees	$67	$37	$30	81%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income increased by $1 million (2%) during the second quarter of 2008 compared to the second quarter of 2007 primarily due to a 66% increase in fee-based closings that was partially offset by a 32% decrease in loans closed to be sold. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the second quarter of 2008 compared to the second quarter of 2007. Refinance closings decreased during the second quarter of 2008 compared to the second quarter of 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases during the second quarter of 2008 compared to the second quarter of 2007.

Gain on Mortgage Loans, Net

Subsequent to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of all loan-related derivatives, including our interest rate lock commitments (“IRLCs”) and freestanding loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. The MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage servicing segment.

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

The components of Gain on mortgage loans, net were as follows:

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$76	$121	$(45)	(37)%
Economic hedge results:
Decline in valuation of jumbo loans	(4)	—	(4)	n/m (1)
Other economic hedge results	(16)	(10)	(6)	(60)%

Total economic hedge results	(20)	(10)	(10)	(100)%

Increase in LOCOM reserve	—	(17)	17	n/m (1)
Recognition of deferred fees and costs, net	—	(24)	24	n/m (1)

Gain on mortgage loans, net	$56	$70	$(14)	(20)%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net decreased by $14 million (20%) from the second quarter of 2007 to the second quarter of 2008 due to a $45 million decrease in gain on loans and a $10 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and mortgage loans that were partially offset by $24 million of previously deferred fees and costs recognized during the second quarter of 2007 and a $17 million valuation reserve related to declines in the value of our MLHS during the second quarter of 2007.

Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $4.7 billion in the second quarter of 2008 compared to loans sold during the second quarter of 2007 of $8.8 billion. IRLCs expected to close in the second quarter of 2008 were negatively impacted by the change in mix between fee-based closing and loans closed to be sold.

Prior to the adoption of SFAS No. 159, we recorded our MLHS at the lower of cost or market value (“LOCOM”), computed by the aggregate method. Gain on mortgage loans, net was negatively impacted during the second quarter of 2007 by an increase in the valuation reserve to record MLHS at LOCOM due to declines in the value of Scratch and Dent loans.

The $45 million decrease in gain on loans during the second quarter of 2008 compared to the second quarter of 2007 was primarily due to the lower volume of IRLCs expected to close during the second quarter of 2008 compared to loans sold during the second quarter of 2007. The $10 million unfavorable variance in economic hedge results was due to a $4 million decline in the valuation of jumbo loans and a $6 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans. The decline in the valuation of jumbo loans is the result of a continued decrease in demand for these types of products during the second quarter of 2008 due to adverse secondary mortgage market conditions unrelated to changes in interest rates. The unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans was the result of an increase in hedge losses associated with continued increased interest rate volatility during the second quarter of 2008.

Mortgage Net Finance Income (Expense)

Mortgage net finance income (expense) allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance income (expense) allocable to the Mortgage Production segment changed favorably by $4 million during the second quarter of 2008 compared to the second quarter of 2007 due to a $31 million (57%) decrease in Mortgage interest expense that was partially offset by a $27 million (53%) decrease in Mortgage interest income. The $31 million decrease in Mortgage interest expense was primarily attributable to decreases of $24 million due to a lower cost of funds from our outstanding borrowings and $7 million due to lower average borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, decreased by 273 basis points (“bps”) during the second quarter of 2008 compared to the second quarter of 2007. The $27 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

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

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$83	$92	$(9)	(10)%
Deferred loan origination costs under SFAS No. 91	—	(42)	42	n/m (1)

Salaries and related expenses	$83	$50	$33	66%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $9 million (10%) during the second quarter of 2008 compared to the second quarter of 2007. This decrease was primarily attributable to lower commissions expense as a result of an 8% decline in total closings during the second quarter of 2008 compared to the second quarter of 2007, combined with the continued benefit of employee attrition and job eliminations, which reduced average full-time equivalent employees during the second quarter of 2008 compared to the second quarter of 2007, partially offset by the reversal of accrued incentive bonus expense during the second quarter of 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$48	$50	$(2)	(4)%
Deferred loan origination costs under SFAS No. 91	—	(3)	3	n/m (1)

Other operating expenses	$48	$47	$1	2%

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs decreased by $2 million (4%) during the second quarter of 2008 compared to the second quarter of 2007 primarily due to an 8% decline in total closings during the second quarter of 2008 compared to the second quarter of 2007.

Mortgage Servicing Segment

Net revenues increased by $35 million (90%) during the second quarter of 2008 compared to the second quarter of 2007. As discussed in greater detail below, the increase in Net revenues was due to favorable changes of $79 million in Valuation adjustments related to mortgage servicing rights and $3 million in Other income (expense) that were partially offset by a $24 million decrease in Loan servicing income and a $23 million decrease in Mortgage net finance income.

Segment profit increased by $17 million (100%) during the second quarter of 2008 compared to the second quarter of 2007 as the $35 million increase in Net revenues was partially offset by an $18 million (82%) increase in Total expenses. The $18 million increase in Total expenses was primarily due to a $17 million increase in Other operating expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$153,277	$163,136	$(9,859)	(6)%

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$24	$48	$(24)	(50)%
Mortgage interest expense	(19)	(20)	1	5%

Mortgage net finance income	5	28	(23)	(82)%

Loan servicing income	107	131	(24)	(18)%

Change in fair value of mortgage servicing rights	104	89	15	17%
Net derivative loss related to mortgage servicing rights	(143)	(207)	64	31%

Valuation adjustments related to mortgage servicing rights	(39)	(118)	79	67%

Net loan servicing income	68	13	55	423%

Other income (expense)	1	(2)	3	n/m (1)

Net revenues	74	39	35	90%

Salaries and related expenses	8	6	2	33%
Occupancy and other office expenses	2	3	(1)	(33)%
Other depreciation and amortization	1	1	—	—
Other operating expenses	29	12	17	142%

Total expenses	40	22	18	82%

Segment profit	$34	$17	$17	100%

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income decreased by $23 million (82%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in the second quarter of 2008 compared to the second quarter of 2007 as escrow balances earn income based on one-month LIBOR, coupled with lower average escrow balances resulting from the sales of MSRs during the third and fourth quarters of 2007.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance (loss) income from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance (loss) income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Net service fee revenue	$108	$125	$(17)	(14)%
Late fees and other ancillary servicing revenue	12	11	1	9%
Curtailment interest paid to investors	(9)	(12)	3	25%
Net reinsurance (loss) income	(4)	7	(11)	(157)%

Loan servicing income	$107	$131	$(24)	(18)%

Loan servicing income decreased by $24 million (18%) from the second quarter of 2007 to the second quarter of 2008 primarily due to a decrease in net service fee revenue and an unfavorable change in net reinsurance (loss) income partially offset by a decrease in curtailment interest paid to investors. The $17 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $11 million unfavorable change in net reinsurance (loss) income during the second quarter of 2008 compared to the second quarter of 2007 was primarily due to an increase in the liability for reinsurance losses.

As of June 30, 2008, we had $1.7 billion of MSRs associated with $128.6 billion of the unpaid principal balance of the underlying mortgage loans. We monitor our risk exposure, capital structure and sources of liquidity to determine the appropriate amount of MSRs to retain on our Balance Sheet. During the third and fourth quarters of 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment during the remainder of 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $76 million and $88 million during the second quarters of 2008 and 2007, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model were favorable changes of $180 million and $177 million during the second quarters of 2008 and 2007, respectively. The favorable change during the second quarter of 2008 was primarily due to the increase in mortgage interest rates leading to lower expected prepayments, partially offset by the impact of a decrease in the spread between mortgage coupon rates and the underlying risk-free interest rate. The favorable change during the second quarter of 2007 was primarily attributable to the effects of an increase in mortgage interest rates leading to lower expected prepayments. The 10-year U.S. Treasury (“Treasury”) rate, which is widely regarded as a benchmark for mortgage rates increased by 55 bps during the second quarter of 2008 compared to an increase of 38 bps during the second quarter of 2007.

Net Derivative Loss Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6,

“Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with our derivatives related to MSRs. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs, thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2007 Form 10-K for more information.)

The value of derivatives related to our MSRs decreased by $143 million and $207 million during the second quarters of 2008 and 2007, respectively. As described below, our net results from MSRs risk management activities were a gain of $37 million and a loss of $30 million during the second quarters of 2008 and 2007, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2008.

The following table outlines Net gain (loss) on MSRs risk management activities:

	Three Months
	Ended June 30,
	2008	2007
	(In millions)

Net derivative loss related to mortgage servicing rights	$(143)	$(207)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	180	177

Net gain (loss) on MSRs risk management activities	$37	$(30)

Other Income (Expense)

Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $3 million during the second quarter of 2008 compared to the second quarter of 2007. Our Investment securities consist of interests that continue to be held in securitizations, or retained interests. The unrealized gains during the second quarter of 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “— Critical Accounting Policies” below for more information.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $2 million (33%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to an increase in base compensation and benefits costs and a reversal of accrued incentive bonus expense during the second quarter of 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $17 million (142%) during the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices in the second quarter of 2008 compared to the second quarter of 2007.

Fleet Management Services Segment

Net revenues decreased by $1 million during the second quarter of 2008 compared to the second quarter of 2007. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $9 million in Other income and $1 million in Fleet management fees that were partially offset by an increase of $9 million in Fleet lease income.

Segment profit decreased by $14 million (47%) during the second quarter of 2008 compared to the second quarter of 2007 due to a $13 million (3%) increase in Total expenses and the $1 million decrease in Net revenues. The $13 million increase in Total expenses was primarily due to increases of $21 million in Other operating expenses and $9 million in Depreciation on operating leases that were partially offset by decreases of $17 million in Fleet interest expense and $2 million in Other depreciation and amortization.

For the second quarter of 2008 compared to the second quarter of 2007, the primary driver for the reduction in segment profit was an increase in the total cost of funds associated with our vehicle management asset-backed debt, which reduced margins since the interest component of our Fleet lease income is benchmarked to broader market indices. For the second quarter of 2008 compared to the second quarter of 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to the effects of the announcement of the Merger Agreement in 2007, which was ultimately terminated in 2008.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the
	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In thousands of units)

Leased vehicles	337	342	(5)	(1)%
Maintenance service cards	303	334	(31)	(9)%
Fuel cards	298	339	(41)	(12)%
Accident management vehicles	324	339	(15)	(4)%

	Three Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Fleet management fees	$41	$42	$(1)	(2)%
Fleet lease income	406	397	9	2%
Other income	18	27	(9)	(33)%

Net revenues	465	466	(1)	—

Salaries and related expenses	23	22	1	5%
Occupancy and other office expenses	5	4	1	25%
Depreciation on operating leases	324	315	9	3%
Fleet interest expense	39	56	(17)	(30)%
Other depreciation and amortization	2	4	(2)	(50)%
Other operating expenses	56	35	21	60%

Total expenses	449	436	13	3%

Segment profit	$16	$30	$(14)	(47)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $1 million (2%) during the second quarter of 2008 compared to the second quarter of 2007, due to a $1 million decrease in revenue from our principal fee-based products.

Fleet Lease Income

Fleet lease income increased by $9 million (2%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to a $24 million increase in lease syndication volume during the second quarter of 2008 compared to the second quarter of 2007. The increase in lease syndication volume was partially offset by a decrease in billings. The decrease in billings was attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in the average Net investment in fleet leases during the second quarter of 2008 compared to the second quarter of 2007. The average number of leased vehicles decreased 1% compared to the second quarter of 2007.

Other Income

Other income decreased by $9 million (33%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to decreased vehicle sales at our dealerships and a decrease in interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $1 million (5%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to increases in variable compensation, as a result of an increase in Stock compensation expense, and benefits costs partially offset by an increase in Salaries and related expenses deferred under SFAS No. 91.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the second quarter of 2008 increased by $9 million (3%) compared to the second quarter of 2007, primarily due to an increase in the average Net investment in fleet leases during the second quarter of 2008 in comparison to the second quarter of 2007.

Fleet Interest Expense

Fleet interest expense decreased by $17 million (30%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 273 bps during the second quarter of 2008 compared to the second quarter of 2007.

Other Operating Expenses

Other operating expenses increased by $21 million (60%) during the second quarter of 2008 compared to the second quarter of 2007, primarily due to an increase in cost of goods sold as a result of the increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of decreased vehicle sales at our dealerships.

Results of Operations—Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Consolidated Results

Our consolidated results of operations for the six months ended June 30, 2008 and 2007 were comprised of the following:

	Six Months
	Ended June 30,
	2008	2007	Change
	(In millions)

Net revenues	$1,305	$1,206	$99
Total expenses	1,229	1,132	97

Income before income taxes and minority interest	76	74	2
Provision for income taxes	28	57	(29)

Income before minority interest	$48	$17	$31

During the six months ended June 30, 2008, our Net revenues increased by $99 million (8%) compared to the six months ended June 30, 2007, due to an increase of $74 million in our Mortgage Production segment and a $49 million favorable change in other revenue, primarily related to the terminated Merger Agreement, not allocated to our reportable segments that were partially offset by decreases of $21 million and $3 million in our Mortgage Servicing and Fleet Management Services segments, respectively. Our Income before income taxes and minority interest increased by $2 million (3%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a $47 million favorable change in other income, primarily related to the terminated Merger Agreement, not allocated to our reportable segments and an increase of $20 million in our Mortgage Production segment that were partially offset by decreases of $54 million and $11 million in our Mortgage Servicing and Fleet Management Services segments, respectively.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FIN 18. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, we record discrete year-to-date income tax provisions on those results.

In April 2008, we received approval from the IRS regarding the IRS Method Change. We recorded a net decrease to our Provision for income taxes for the six months ended June 30, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

During the six months ended June 30, 2008, the Provision for income taxes was $28 million and was impacted by a $1 million decrease in liabilities for income tax contingencies primarily as a result of the IRS Method Change and a $1 million net decrease in valuation allowances for deferred tax assets (primarily due to a $9 million reduction in loss carryforwards as a result of the IRS Method Change that were partially offset by loss carryforwards of $8 million generated during the six months ended June 30, 2008 for which we believe it is more likely than not that the loss carryforwards will not be realized).

During the six months ended June 30, 2007, the Provision for income taxes was $57 million and was significantly impacted by a $27 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the six months ended June 30, 2007) for which we believed it was more likely than not that the deferred tax assets would not be realized and a $1 million increase in liabilities for income tax contingencies.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Six Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
			(In millions)

Mortgage Production segment	$251	$177	$74	$(26)	$(47)	$21
Mortgage Servicing segment	93	114	(21)	18	72	(54)

Total Mortgage Services	344	291	53	(8)	25	(33)
Fleet Management Services segment	913	916	(3)	40	51	(11)

Total reportable segments	1,257	1,207	50	32	76	(44)
Other(2)	48	(1)	49	42	(5)	47

Total Company	$1,305	$1,206	$99	$74	$71	$3

(1)	The following is a reconciliation of Income before income taxes and minority interest to segment profit:

	Six Months
	Ended June 30,
	2008	2007
	(In millions)

Income before income taxes and minority interest	$76	$74
Minority interest in income of consolidated entities, net of income taxes	2	3

Segment profit	$74	$71

(2)	Net revenues reported under the heading Other for the six months ended June 30, 2008 represent amounts not allocated to our reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Net revenues reported under the heading Other for the six months ended June 30, 2007 represent intersegment eliminations. Segment profit of $42 million reported under the heading Other for the six months ended June 30, 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the six months ended June 30, 2007 represents expenses related to the terminated Merger Agreement.

Mortgage Production Segment

Net revenues increased by $74 million (42%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As discussed in greater detail below, the increase in Net revenues was due to a $55 million increase in Mortgage fees, a $15 million increase in Gain on mortgage loans, net and a $5 million decrease in Mortgage net finance expense, that were partially offset by a $1 million decrease in Other income.

Segment loss changed favorably by $21 million (45%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as the $74 million increase in Net revenues and a $1 million (33%) decrease in Minority interest in income of consolidated entities, net of income taxes were partially offset by a $54 million (24%) increase in Total expenses. The $54 million increase in Total expenses was due to a $59 million increase in Salaries and related expenses partially offset by decreases of $2 million in both Other depreciation and amortization and Other operating expenses and $1 million in Occupancy and other office expenses.

We adopted SFAS No. 157, SFAS No. 159 and SAB 109 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose, at specified election dates, the Fair Value Option. Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, which was our policy prior to the adoption of SFAS No. 159. SAB 109 requires the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(Dollars in millions, except average loan amount)

Loans closed to be sold	$13,096	$15,849	$(2,753)	(17)%
Fee-based closings	7,608	5,212	2,396	46%

Total closings	$20,704	$21,061	$(357)	(2)%

Purchase closings	$11,137	$12,936	$(1,799)	(14)%
Refinance closings	9,567	8,125	1,442	18%

Total closings	$20,704	$21,061	$(357)	(2)%

Fixed rate	$12,070	$13,541	$(1,471)	(11)%
Adjustable rate	8,634	7,520	1,114	15%

Total closings	$20,704	$21,061	$(357)	(2)%

Number of loans closed (units)	86,503	98,328	(11,825)	(12)%

Average loan amount	$239,347	$214,188	$25,159	12%

Loans sold	$12,484	$15,613	$(3,129)	(20)%

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$122	$67	$55	82%

Gain on mortgage loans, net	128	113	15	13%

Mortgage interest income	49	99	(50)	(51)%
Mortgage interest expense	(49)	(104)	55	53%

Mortgage net finance expense	—	(5)	5	100%

Other income	1	2	(1)	(50)%

Net revenues	251	177	74	42%

Salaries and related expenses	161	102	59	58%
Occupancy and other office expenses	21	22	(1)	(5)%
Other depreciation and amortization	6	8	(2)	(25)%
Other operating expenses	87	89	(2)	(2)%

Total expenses	275	221	54	24%

Loss before income taxes	(24)	(44)	20	45%
Minority interest in income of consolidated entities, net of income taxes	2	3	(1)	(33)%

Segment loss	$(26)	$(47)	$21	45%

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

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$122	$119	$3	3%
Deferred fees under SFAS No. 91	—	(52)	52	n/m (1)

Mortgage fees	$122	$67	$55	82%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income increased by $3 million (3%) primarily due to a 46% increase in fee-based closings, partially offset by a 17% decrease in loans closed to be sold. The change in mix between fee-

based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Refinance closings increased during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. The decline in purchase closings was due to the decline in overall housing purchases during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Gain on Mortgage Loans, Net

Subsequent to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, Gain on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of all loan-related derivatives, including our IRLCs and freestanding loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. The MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage servicing segment.

Prior to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

Pursuant to the transition provisions of SAB 109, we recognized a benefit to Gain on mortgage loans, net during the six months ended June 30, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

The components of Gain on mortgage loans, net were as follows:

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$186	$189	$(3)	(2)%
Economic hedge results:
Decline in valuation of ARMs	(19)	—	(19)	n/m	(1)
Decline in valuation of Scratch and Dent loans	(16)	—	(16)	n/m	(1)
Decline in valuation of jumbo loans	(11)	—	(11)	n/m	(1)
Other economic hedge results	(42)	(16)	(26)	(163)%

Total economic hedge results	(88)	(16)	(72)	(450)%

Increase in LOCOM reserve	—	(17)	17	n/m	(1)
Recognition of deferred fees and costs, net	—	(43)	43	n/m	(1)
Benefit of transition provision of SAB 109	30	—	30	n/m	(1)

Gain on mortgage loans, net	$128	$113	$15	13%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $15 million (13%) from the six months ended June 30, 2007 to the six months ended June 30, 2008 due to $43 million of previously deferred fees and costs recognized during the six months ended June 30, 2007, the $30 million benefit of the transition provision of SAB 109 and a $17 million valuation reserve related to declines in the value of our MLHS during the six months ended June 30, 2007 that were partially offset by a $72 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and MLHS and a $3 million decrease in gain on loans.

Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $12.3 billion in the six months ended June 30, 2008 compared to loans sold during the six months ended June 30, 2007 of $15.6 billion. IRLCs expected to close in the six months ended June 30, 2008 were negatively impacted by the change in mix between fee-based closings and loans closed to be sold.

Prior to the adoption of SFAS No. 159, we recorded our MLHS at LOCOM, computed by the aggregate method. Gain on mortgage loans, net was negatively impacted during the six months ended June 30, 2007 by an increase in the valuation reserve to record MLHS at LOCOM due to declines in the value of Scratch and Dent loans during the second quarter of 2007.

The $3 million decrease in gain on loans during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to the lower volume of IRLCs expected to close during the six months ended June 30, 2008 compared to loans sold during the six months ended June 30, 2007. The $72 million unfavorable variance in economic hedge results was due to a $46 million decline in the valuation of ARMs, Scratch and Dent and jumbo loans and a $26 million unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans. The decline in valuation of ARMs, Scratch and Dent and jumbo loans is the result of a continued decrease in demand for these types of products in the six months ended June 30, 2008 due to adverse secondary mortgage market conditions unrelated to changes in interest rates. The unfavorable variance from economic hedge results from our risk management activities related to IRLCs and other mortgage loans was the result of an increase in hedge losses associated with increased interest rate volatility during the six months ended June 30, 2008.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds rate of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $5 million (100%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a $55 million (53%) decrease in Mortgage interest expense that was nearly offset by a $50 million (51%) decrease in Mortgage interest income. The $55 million decrease in Mortgage interest expense was primarily attributable to decreases of $38 million due to a lower cost of funds from our outstanding borrowings and $17 million due to lower average borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 237 bps during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The $50 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

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

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$161	$184	$(23)	(13)%
Deferred loan origination costs under SFAS No. 91	—	(82)	82	n/m(1)

Salaries and related expenses	$161	$102	$59	58%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $23 million (13%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was primarily attributable to a combination of employee attrition and job eliminations, which reduced average full-time equivalent employees for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, coupled with a decrease in commissions expense resulting from the restructuring of commission plans during the six months ended June 30, 2008 and a 2% decrease in total closings, partially offset by the reversal of incentive bonus expense during the six months ended June 30, 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$87	$96	$(9)	(9)%
Deferred loan origination costs under SFAS No. 91	—	(7)	7	n/m(1)

Other operating expenses	$87	$89	$(2)	(2)%

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs decreased by $9 million (9%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to a decrease in corporate overhead costs and the 2% decrease in total closings.

Mortgage Servicing Segment

Net revenues decreased by $21 million (18%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As discussed in greater detail below, the decrease in Net revenues was due to a $42 million decrease in Loan servicing income and a $35 million decrease in Mortgage net finance income that were partially offset by favorable changes of $46 million in Valuation adjustments related to mortgage servicing rights and $10 million in Other income (expense).

Segment profit decreased by $54 million (75%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a $33 million (79%) increase in Total expenses and the $21 million decrease in

Net revenues. The $33 million increase in Total expenses was due to a $31 million increase in Other operating expenses and a $2 million increase in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$156,011	$162,369	$(6,358)	(4)%

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$52	$91	$(39)	(43)%
Mortgage interest expense	(37)	(41)	4	10%

Mortgage net finance income	15	50	(35)	(70)%

Loan servicing income	219	261	(42)	(16)%

Change in fair value of mortgage servicing rights	(32)	17	(49)	n/m (1)
Net derivative loss related to mortgage servicing rights	(117)	(212)	95	45%

Valuation adjustments related to mortgage servicing rights	(149)	(195)	46	24%

Net loan servicing income	70	66	4	6%

Other income (expense)	8	(2)	10	n/m (1)

Net revenues	93	114	(21)	(18)%

Salaries and related expenses	16	14	2	14%
Occupancy and other office expenses	5	5	—	—
Other depreciation and amortization	1	1	—	—
Other operating expenses	53	22	31	141%

Total expenses	75	42	33	79%

Segment profit	$18	$72	$(54)	(75)%

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds rate of our outstanding borrowings. Mortgage net finance income decreased by $35 million (70%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as escrow balances earn income based on one-month LIBOR.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance (loss) income from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance (loss) income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the allowance for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Net service fee revenue	$215	$249	$(34)	(14)%
Late fees and other ancillary servicing revenue	24	22	2	9%
Curtailment interest paid to investors	(18)	(23)	5	22%
Net reinsurance (loss) income	(2)	13	(15)	n/m (1)

Loan servicing income	$219	$261	$(42)	(16)%

Loan servicing income decreased by $42 million (16%) from the six months ended June 30, 2007 to the six months ended June 30, 2008 primarily due to a decrease in net service fee revenue and an unfavorable change in net reinsurance (loss) income partially offset by a decrease in curtailment interest paid to investors. The $34 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $15 million unfavorable change in net reinsurance (loss) income during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to an increase in the liability for reinsurance losses.

As of June 30, 2008, we had $1.7 billion of MSRs associated with $128.6 billion of the unpaid principal balance of the underlying mortgage loans. We monitor our risk exposure, capital structure and sources of liquidity to determine the appropriate amount of MSRs to retain on our Balance Sheet. During the third and fourth quarters of 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment during the remainder of 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $136 million and $163 million during the six months ended June 30, 2008 and 2007, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model were favorable changes of $104 million and $180 million during the six months ended June 30, 2008 and 2007, respectively. The favorable change during the six months ended June 30, 2008 was primarily due to the impact of an increase in the spread between mortgage coupon rates and the underlying risk-free interest rate. The favorable change during the six months ended June 30, 2007 was primarily attributable to the effect of the increase in mortgage interest rates leading to lower expected prepayments. The

10-year Treasury rate, which is widely regarded as a benchmark for mortgage rates decreased by 5 bps during the six months ended June 30, 2008 compared to an increase of 32 bps during the six months ended June 30, 2007.

Net Derivative Loss Related to Mortgage Servicing Rights:  We use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 6, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with our derivatives related to MSRs. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in our 2007 Form 10-K for more information.)

The value of derivatives related to our MSRs decreased by $117 million and $212 million during the six months ended June 30, 2008 and 2007, respectively. As described below, our net results from MSRs risk management activities were losses of $13 million and $32 million during the six months ended June 30, 2008 and 2007, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at June 30, 2008.

The following table outlines Net loss on MSRs risk management activities:

	Six Months
	Ended June 30,
	2008	2007
	(In millions)

Net derivative loss related to mortgage servicing rights	$(117)	$(212)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	104	180

Net loss on MSRs risk management activities	$(13)	$(32)

Other Income (Expense)

Other income (expense) allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and changed favorably by $10 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our Investment securities consist of interests that continue to be held in securitizations, or retained interests. The unrealized gains during the six months ended June 30, 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “— Critical Accounting Policies” below for more information.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $2 million (14%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in base compensation and benefits costs and a reversal of accrued incentive bonus expense during the six months ended June 30, 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses increased by $31 million (141%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Fleet Management Services Segment

Net revenues decreased by $3 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As discussed in greater detail below, the decrease in Net revenues was due to a decrease of $8 million in Other income that was partially offset by increases of $3 million in Fleet lease income and $2 million in Fleet management fees.

Segment profit decreased by $11 million (22%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an $8 million (1%) increase in Total expenses and the $3 million decrease in Net revenues. The $8 million increase in Total expenses was primarily due to increases of $20 million in Depreciation on operating leases, $6 million in Other operating expenses and $4 million in Salaries and related expenses that were partially offset by decreases of $21 million in Fleet interest expense and $2 million in Other depreciation and amortization.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2008, the primary driver for the reduction in segment profit was an increase in the total cost of funds associated with our vehicle management asset-backed debt, which reduced margins since the interest component of our Fleet lease income is benchmarked to broader market indices. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to the effects of the announcement of the Merger Agreement during 2007, which was ultimately terminated in 2008.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the
	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In thousands of units)

Leased vehicles	338	341	(3)	(1)%
Maintenance service cards	306	334	(28)	(8)%
Fuel cards	304	335	(31)	(9)%
Accident management vehicles	325	337	(12)	(4)%

	Six Months
	Ended June 30,
	2008	2007	Change	% Change
	(In millions)

Fleet management fees	$83	$81	$2	2%
Fleet lease income	790	787	3	—
Other income	40	48	(8)	(17)%

Net revenues	913	916	(3)	—

Salaries and related expenses	50	46	4	9%
Occupancy and other office expenses	10	9	1	11%
Depreciation on operating leases	646	626	20	3%
Fleet interest expense	84	105	(21)	(20)%
Other depreciation and amortization	5	7	(2)	(29)%
Other operating expenses	78	72	6	8%

Total expenses	873	865	8	1%

Segment profit	$40	$51	$(11)	(22)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $2 million (2%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to a $1 million increase in revenue from our principal fee-based products and a $1 million increase in revenue from other fee-based products.

Fleet Lease Income

Fleet lease income increased by $3 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to an $18 million increase in lease syndication volume during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in lease syndication volume was partially offset by a decrease in billings. The decrease in billings was attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in the average Net investment in fleet leases during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The average number of leased vehicles decreased 1% in comparison to the six months ended June 30, 2007.

Other Income

Other income decreased by $8 million (17%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2008, primarily due to decreased vehicle sales at our dealerships and decreased interest income.

Salaries and Related Expenses

Salaries and related expenses increased by $4 million (9%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in variable compensation as a result of an increase in Stock compensation expense.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the six months ended June 30, 2008 increased by $20 million (3%) compared to the six months ended June 30, 2007, primarily due to an increase in the average Net investment in fleet leases during the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007.

Fleet Interest Expense

Fleet interest expense decreased by $21 million (20%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 237 bps during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Other Operating Expenses

Other operating expenses increased by $6 million (8%) during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in cost of goods sold as a result of the increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of a decrease in vehicle sales at our dealerships and a decrease in corporate overhead costs.

Liquidity and Capital Resources

General

Our liquidity is dependent upon our ability to fund maturities of indebtedness, to fund growth in assets under management and business operations and to meet contractual obligations. We estimate how these liquidity needs may be impacted by a number of factors including fluctuations in asset and liability levels due to changes in our business operations, levels of interest rates and unanticipated events. Our primary operating funding needs arise from the origination and warehousing of mortgage loans, the purchase and funding of vehicles under management and the retention of MSRs. Sources of liquidity include equity capital including retained earnings, the unsecured debt markets, committed and uncommitted credit facilities, secured borrowings including the asset-backed debt markets and the liquidity provided by the sale or securitization of assets. Continued volatility in certain asset-backed securities market segments and the resulting impact on the availability of funding generally for financial services companies may limit our access to one or more of the funding sources discussed above. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2008 and possibly into 2009 compared to such costs prior to the disruption in the credit markets.

In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2008 to be between $24 million and $32 million.

Cash Flows

At June 30, 2008, we had $107 million of Cash and cash equivalents, a decrease of $42 million from $149 million at December 31, 2007. The following table summarizes the changes in Cash and cash equivalents during the six months ended June 30, 2008 and 2007:

	Six Months
	Ended June 30,
	2008	2007	Change
	(In millions)

Cash provided by (used in):
Operating activities	$312	$636	$(324)
Investing activities	(725)	(936)	211
Financing activities	369	313	56
Effect of changes in exchange rates on Cash and cash equivalents	2	—	2

Net (decrease) increase in Cash and cash equivalents	$(42)	$13	$(55)

Operating Activities

During the six months ended June 30, 2008, we generated $324 million less cash from our operating activities than during the six months ended June 30, 2007 primarily due to a $178 million increase in net cash outflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the six months ended June 30, 2008, we used $211 million less cash in our investing activities than during the six months ended June 30, 2007. The decrease in cash used in investing activities was primarily attributable to $258 million of net settlement proceeds for derivatives related to MSRs during the six months ended June 30, 2008 compared to net settlement payments of $77 million during the six months ended June 30, 2007, $166 million of proceeds from the sale of MSRs due to partial receipts of cash during the six months ended June 30, 2008 from the sales of MSRs during 2007 (as described in “—Results of Operations—Second Quarter of 2008 vs. Second Quarter of 2007—Segment Results—Mortgage Servicing Segment—Loan Servicing Income”) and a $121 million decrease in cash used by our Fleet Management Services segment to acquire vehicles that were partially offset by a $206 million increase in cash paid for the purchase of derivatives related to MSRs and a $174 million decrease in proceeds from the sale of investment vehicles by our Fleet Management Services Segment. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.

Financing Activities

During the six months ended June 30, 2008, we generated $56 million more cash in our financing activities than during the six months ended June 30, 2007 primarily due to a $6.6 billion increase in Proceeds from borrowings and $24 million of proceeds from the Sold Warrants (as defined and further discussed in “—Liquidity and Capital Resources—Indebtedness”) partially offset by a $6.2 billion increase in Principal payments on borrowings, a $71 million decrease in net short-term borrowings during the six months ended June 30, 2008 compared to an increase in net short-term borrowings of $212 million during the six months ended June 30, 2007, $51 million in cash paid for the Purchased Options (as defined and further discussed in “— Liquidity and Capital Resources—Indebtedness”) and an increase of $49 million in cash paid for debt issuance costs.

The fluctuations in the components of Cash provided by financing activities during the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007, was primarily due to a shift in the source of our borrowings from the commercial paper market to our other debt arrangements. Proceeds from and payments on commercial paper are reported in Net (decrease) increase in short-term borrowings in the accompanying Condensed

Consolidated Statements of Cash Flows, whereas proceeds from and payments on our other debt arrangements are reported on a gross basis within Proceeds from borrowings and Principal payments on borrowings in the accompanying Condensed Consolidated Statements of Cash Flows. See “— Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of mortgage-backed securities (“MBS”), asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and asset-backed securities; however, there has been limited secondary market liquidity for such products over the past twelve months. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission (the “SEC”), and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets have become less liquid in the past twelve months, including those for jumbo, Alt-A and other non-conforming loan products, we have modified the types of mortgage loans that we have originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Approximately 93% of our loans closed to be sold originated during the six months ended June 30, 2008 were conforming.

See “— Overview—Mortgage Industry Trends” included in this Form 10-Q and “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” And “— Recent developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” Included in our 2007 Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	June 30,	December 31,
	2008	2007
	(In millions)

Restricted cash	$676	$579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,835	—
Net investment in fleet leases	4,307	4,224
Mortgage servicing rights	1,673	1,502
Investment securities	37	34

Assets under management programs	$8,528	$7,903

The following tables summarize the components of our indebtedness as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
		(In millions)

Term notes	$—	$—	$442	$442
Variable funding notes	3,449	569	—	4,018
Commercial paper	—	—	61	61
Borrowings under credit facilities	—	885	1,070	1,955
Convertible senior notes	—	—	202	202
Other	7	—	4	11

	$3,456	$1,454	$1,779	$6,689

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
		(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of June 30, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.4 billion and $3.5 billion, respectively. The debt issued as of June 30, 2008 was collateralized by approximately $4.2 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). During 2007 and the six months ended June 30, 2008, we amended the agreements governing the Series 2006-2 and Series 2006-1 notes, respectively; these amendments increased the commitment and program fee rates and modified certain other covenants and terms. Because the interest component of our Fleet lease income is generally benchmarked to broader market indices and not the interest rates associated with our vehicle management asset-backed debt, we expect that the increase in fee rates will increase Fleet interest expense without a corresponding increase in Fleet lease income during the terms of the Series 2006-1 and Series 2006-2 notes and possibly longer as we seek to extend our existing borrowing arrangements and enter into new borrowing arrangements. (See “Item 1A. Risk Factors—Risks Related to our Business—Recent developments in the asset-backed securities market have negatively affected the value of our MLHS and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” Included in our 2007 Form 10-K for more information.) These agreements are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the agreements are not renewed, monthly repayments on the notes are required to be made as certain cash inflows are received relating to the securitized vehicle leases and related assets beginning in the month following the Scheduled Expiry Dates and ending up to 125 months after the Scheduled Expiry Dates. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 3.8% and 5.7% as of June 30, 2008 and December 31, 2007, respectively.

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

As of June 30, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $451 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

We maintain a committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). On June 26, 2008, we amended the RBS Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Amended Repurchase Agreement”) and executed a Second Amended and Restated Guaranty. The Amended Repurchase Agreement increased the capacity of the RBS Repurchase Facility from $1.0 billion to $1.5 billion and extended the expiry date to June 25, 2009. Subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term expiring on June 24, 2010. As of June 30, 2008, borrowings under the RBS Repurchase Facility were $590 million and were collateralized by underlying mortgage loans and related assets of $635 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $532 million. As of June 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.2% and 5.4%, respectively. The assets collateralizing the RBS Repurchase Facility are not available to pay our general obligations.

On February 28, 2008, we entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). As of June 30, 2008, borrowings under the Citigroup Repurchase Facility were $161 million and were collateralized by underlying mortgage loans and related assets of $188 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2008, borrowings under this variable-rate facility bore interest at 3.7%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

We maintain a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative agent that is funded by a multi-seller conduit. As of June 30, 2008, borrowings under the Mortgage Repurchase Facility were $273 million and were collateralized by underlying mortgage loans and related assets of $309 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of June 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 2.7% and 5.1%, respectively. The Mortgage Repurchase Facility expires on October 27, 2008 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On June 30, 2008, we amended the

Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364 day renewal, subject to agreement by the parties, and increased the annual liquidity and program fees. As of June 30, 2008, borrowings under the Mortgage Venture Repurchase Facility were $296 million and were collateralized by underlying mortgage loans and related assets of $328 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 2.7% and 5.4% as of June 30, 2008 and December 31, 2007, respectively. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a $150 million committed secured line of credit agreement with Barclays Bank PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. that is used to finance mortgage loans originated by the Mortgage Venture. As of June 30, 2008, borrowings under this secured line of credit were $86 million and were collateralized by underlying mortgage loans and related assets of $108 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million. This variable-rate line of credit bore interest at 3.3% and 5.5% as of June 30, 2008 and December 31, 2007, respectively. This line of credit agreement expires on October 3, 2008. The assets collateralizing this facility are not available to pay our general obligations.

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

As of June 30, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.8 billion, and we had approximately $1.4 billion of unused capacity available.

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. Typically, we have accessed these markets by issuing unsecured commercial paper and medium-term notes. During the second quarter of 2008, we also accessed the institutional debt market through the issuance of convertible senior notes. As of June 30, 2008, we had a total of approximately $705 million in unsecured public and institutional debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of August 4, 2008 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

As of August 4, 2008, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

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

Term Notes

The carrying value of term notes as of June 30, 2008 and December 31, 2007 consisted of $442 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the six months ended June 30, 2008, MTNs with a carrying value of $200 million were repaid upon maturity. As of June 30, 2008, the outstanding MTNs were scheduled to mature between April 2010 and April 2018. The effective rate of interest for the MTNs outstanding as of June 30, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

Our policy is to maintain available capacity under our committed unsecured credit facilities (described below) to fully support our outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. We had unsecured commercial paper obligations of $61 million and $132 million as of June 30, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of June 30, 2008 and December 31, 2007 was 3.7% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

We are party to the Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.1 billion and $840 million as of June 30, 2008 and December 31, 2007, respectively. The termination date of this $1.3 billion agreement is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of June 30, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of June 30, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

We maintain other unsecured credit facilities in the ordinary course of business as set forth in “Debt Maturities” below.

Convertible Senior Notes

On April 2, 2008, we completed a private offering of 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The Convertible Notes are senior unsecured obligations which rank equally with all of our existing and future senior debt and are senior to all of our subordinated debt. The Convertible Notes are governed by an indenture (the “Convertible Notes Indenture”), dated April 2, 2008, between us and The Bank of New York, as trustee. Pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) we are not required to file a registration statement with the SEC for the resales of the Convertible Notes.

Under the Convertible Notes Indenture, holders may convert all or any portion of the Convertible Notes into shares of our Common stock at any time from, and including, October 15, 2011 through the third business day immediately preceding their maturity on April 15, 2012. In addition, holders may convert prior to October 15, 2011 (the “Conversion Option”) in the event of the occurrence of certain triggering events related to the price of the Convertible Notes, the price of our Common stock or certain corporate events as set forth in the Convertible Notes Indenture. Upon conversion, we will deliver shares of our Common stock or cash based on the conversion price calculated on a proportionate basis for each business day of a period of 60 consecutive business days. Subject to certain exceptions, the holders of the Convertible Notes may also require us to repurchase all or part of their Convertible Notes upon a fundamental change, as defined under the Convertible Notes Indenture. In addition, upon the occurrence of a make-whole fundamental change, as defined under the Convertible Notes Indenture, we will in some cases be required to increase the conversion rate for holders that elect to convert their Convertible Notes in connection with such make-whole fundamental change. We may not redeem the Convertible Notes prior to their maturity on April 15, 2012.

In connection with the issuance of the Convertible Notes, we entered into convertible note hedging transactions with respect to our Common stock (the “Purchased Options”) and warrant transactions whereby we sold warrants to acquire, subject to certain anti-dilution adjustments, shares of our Common stock (the “Sold Warrants”). The Sold Warrants and Purchased Options are intended to reduce the potential dilution to our Common stock upon potential future conversion of the Convertible Notes and generally have the effect of increasing the conversion price of the Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of our Common stock per $1,000 principal amount of the Convertible Notes) to $27.20 per share, representing a 60% premium based on the closing price of our Common stock on March 27, 2008.

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, we recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Mortgage interest expense in the accompanying Condensed Consolidated Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes. The effective rate of interest for the Convertible Notes as of June 30, 2008 was 12.4%. As of June 30, 2008, the carrying value of the Convertible Notes was $202 million.

The New York Stock Exchange (the “NYSE”) regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. As a result of this limitation, we determined that at the time of issuance of the Convertible Notes the Conversion Option and the Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative asset, respectively, under SFAS No. 133 with the offsetting changes in their fair value recognized in Mortgage interest expense, thus having no net impact on the accompanying Condensed Consolidated Statements of Operations. We determined the Sold Warrants were indexed to our own stock and met all the criteria for equity classification. The Sold Warrants were recorded within Additional paid-in capital in the accompanying Condensed Consolidated Financial Statements and have no impact on our accompanying Condensed Consolidated Statements of Operations. On June 11, 2008, our stockholders approved the issuance of Common stock by us to satisfy the rules of the NYSE. As a result of this approval, we determined the Conversion Option and Purchased Options were indexed to our own stock and met all the criteria for equity classification. As such, the Conversion Option (derivative liability) and Purchased Options (derivative asset) were adjusted to their respective fair values of $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the accompanying Condensed Consolidated Financial Statements, net of unamortized issuance costs and related income taxes.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at June 30, 2008 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,371	$65	$1,436
Between one and two years	1,681	5	1,686
Between two and three years	885	1,070	1,955
Between three and four years	592	202	794
Between four and five years	309	428	737
Thereafter	72	9	81

	$4,910	$1,779	$6,689

As of June 30, 2008, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,907	$3,456	$451
Mortgage warehouse	2,832	1,454	1,378
Unsecured Committed Credit Facilities(2)	1,301	1,139	162

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $61 million which fully supports the outstanding unsecured commercial paper issued by us as of June 30, 2008. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires us to maintain at least $3.0 billion in mortgage repurchase or warehouse facilities, including the RBS Repurchase Facility and certain uncommitted credit facilities. At June 30, 2008, we were in compliance with all of our financial covenants related to our debt arrangements.

The Convertible Notes Indenture does not contain any financial ratios, but does require that we make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Form 10-Q, we are in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, we enter into numerous agreements that contain guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and we are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

Critical Accounting Policies

There have not been any significant changes to the critical accounting policies discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our 2007 Form 10-K, except as discussed below.

Fair Value Measurements

We adopted the provisions of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. The valuation hierarchy is based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. Pursuant to SFAS No. 157, when the fair value of an asset or liability contains inputs from different levels of the hierarchy, the level within which the fair value measurement in its entirety is categorized is based upon the lowest level input that is significant to the fair value measurement in its entirety.

We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.)

As of June 30, 2008, 37% and 1% of our Total assets and Total liabilities were measured at fair value on a recurring basis, respectively. The majority, or approximately 60%, of our assets and liabilities measured at fair value was valued using primarily observable inputs and was categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our MLHS and derivative assets and liabilities.

Approximately 40% of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. The majority of our assets and liabilities categorized within Level Three of the valuation hierarchy, or approximately 92%, are comprised of our MSRs. The fair value of our MSRs is estimated based upon projections of expected future cash flows. We use a third-party model to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model, and we validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility. If we experience a 10% adverse change in prepayment rates, discount rate and volatility, the fair value of our MSRs would be reduced by $83 million, $60 million and $30 million, respectively. These sensitivities are hypothetical and discussed for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS and IRLCs. Our Investment securities are comprised of interests that continue to be held in securitizations, or retained interests, and are included in Level Three of the valuation hierarchy due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation. Certain MLHS are classified within Level Three due to the lack of observable pricing data. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by us and the inactive, illiquid market for IRLCs, our IRLCs are classified within Level Three of the valuation hierarchy.

SFAS No. 157 nullified the guidance in EITF 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique. As a result of nullifying EITF 02-3, we estimate the fair value of our IRLCs at the inception of the commitment. Additionally, effective January 1, 2008, we adopted the provisions of SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. As a result, the expected net future cash flows related to the servicing of mortgage loans associated with our IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, we did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value.

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

MLHS represent mortgage loans originated or purchased by us and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in our accompanying Condensed Consolidated Balance Sheet at LOCOM, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. After the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain on mortgage loans, net in the accompanying Condensed Consolidated Statements of Operations, and interest income, which is accrued as earned, is included in Mortgage interest income in the accompanying Condensed Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159. Our policy for placing loans on non-accrual status is consistent with our policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable the amounts are fully collectible.

Investment Securities

We adopted the provisions of SFAS No. 159 effective January 1, 2008. Upon adopting SFAS No. 159, we elected to measure our Investment securities or retained interests in securitizations existing at the date of adoption at fair value. We also made an automatic election to record future retained interests in securitizations at fair value. Prior to the adoption of SFAS No. 159 our Investment securities were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The recognition of unrealized gains and losses in earnings related to our investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with our accounting policy prior to the adoption of SFAS No. 159. After the adoption of SFAS No. 159, on January 1, 2008, the fair value of our investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. The fair value election for Investment securities enables us to consistently record gains and losses on all investments through the Consolidated Statement of Operations.

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

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” for an analysis of the impact of a 10% change in key assumptions on the valuation of our MSRs.

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

Consumer Credit Risk

Loan Servicing Portfolio

Conforming conventional loans serviced by us are securitized through Fannie Mae or Freddie Mac programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by us are generally securitized through Ginnie Mae programs. These government loans are either insured against loss by the FHA or partially guaranteed against loss by the VA. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.

While the majority of the mortgage loans serviced by us were sold without recourse, we had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $1.4 billion as of June 30, 2008. In addition, the outstanding balance of loans sold with recourse by us and those that were sold without recourse for which we subsequently agreed to either indemnify the investor or repurchase the loan was $453 million as of June 30, 2008.

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

As of June 30, 2008, we had a liability of $36 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our loan servicing portfolio.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of June 30, 2008, mortgage loans in foreclosure were $94 million, net of an allowance for probable losses of $15 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Real Estate Owned

REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of June 30, 2008, REO were $38 million, net of a $17 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active contracts and two inactive contracts. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of June 30, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period is 6.3 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $242 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008. We did not have any contractual reinsurance payments outstanding at June 30, 2008. As of June 30, 2008, a liability of $50 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and six months ended June 30, 2008, we recorded expense associated with the liability for estimated losses of $11 million and $18 million, respectively, within Loan servicing income in the Condensed Consolidated Statements of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of March 31, 2008:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	Total
	(Dollars in millions)

Unpaid principal balance	$3,219	$1,570	$1,506	$1,349	$2,291	$952	$10,887
Unpaid principal balance as a percentage of original unpaid principal balance	10%	43%	66%	83%	96%	99%	N/A
Maximum potential exposure to reinsurance losses	$403	$105	$65	$39	$57	$26	$695
Average FICO score	700	696	697	695	704	715	701
Delinquencies(1)	3.13%	3.20%	4.09%	3.67%	1.58%	0.21%	2.79%
Foreclosures/REO/ bankruptcies	2.08%	2.70%	3.48%	3.81%	0.01%	0.00%	2.16%

(1)	Represents delinquent mortgage loans subject to reinsurance as a percentage of the total unpaid principal balance.

See Note 10, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” in this Form 10-Q for a discussion of our expectations regarding certain components of consumer credit risk.

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

As of June 30, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

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

We used June 30, 2008 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2008 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$40	$25	$13	$(16)	$(33)	$(69)
Interest rate lock commitments	18	14	8	(12)	(27)	(69)
Forward loan sale commitments	(68)	(42)	(22)	26	53	111

Total Mortgage loans held for sale interest rate lock commitments and related derivatives	(10)	(3)	(1)	(2)	(7)	(27)

Mortgage servicing rights	(446)	(209)	(98)	85	157	262
Mortgage servicing rights derivatives	292	140	68	(61)	(115)	(203)

Total Mortgage servicing rights and related derivatives	(154)	(69)	(30)	24	42	59

Mortgage-backed securities	(1)	—	—	—	—	1

Total mortgage assets	(165)	(72)	(31)	22	35	33
Total vehicle assets	20	10	5	(5)	(9)	(20)
Total liabilities	(28)	(14)	(7)	7	13	27

Total, net	$(173)	$(76)	$(33)	$24	$39	$40

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2007 Form 10-K.

Item 1A.	Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2007 Form 10-K as amended by “Item 1A. Risk Factors” in our Q1 Form 10-Q. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2007 Form 10-K and Q1 Form 10-Q.

The accounting for the Convertible Notes will result in our having to recognize interest expense significantly more than the stated interest rate of the Convertible Notes and may result in volatility to our Consolidated Statement of Operations.

Upon issuance of the Convertible Notes, we recognized an original issue discount, which will be accreted to Mortgage interest expense through October 15, 2011 or the earliest conversion date of the Convertible Notes resulting in an effective interest rate reported in our Consolidated Statements of Operations significantly in excess of the stated coupon rate of the Convertible Notes. This will reduce our earnings and could adversely affect the price at which our Common stock trades, but will have no effect on the amount of cash interest paid to the holders of the Convertible Notes or on our cash flows.

The Conversion Option, Purchased Options and Sold Warrants are derivative instruments that meet the criteria for equity classification and are included within Additional paid-in capital in the accompanying Condensed Consolidated Statement of Changes in Stockholders’ Equity. Therefore, we do not currently recognize a gain or loss in our Consolidated Statements of Operations for changes in their fair values. In the event that one or all of the derivative instruments no longer meets the criteria for equity classification, changes in their fair value may result in volatility to our Consolidated Statements of Operations.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for further discussion regarding our Convertible Notes and related Conversion Option, Purchased Options and Sold Warrants.

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

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Competition for mortgage loans comes primarily from large commercial banks and savings institutions, which typically have lower funding costs and are less reliant than we are on the sale of mortgages into the secondary markets to maintain their liquidity. Through the filing date of this Form 10-Q, we observed a continued lack of liquidity in the secondary market for non-conforming loans, which may continue to adversely impact our ability to originate these loans relative to certain of our competitors who are less reliant on the secondary market to maintain liquidity and are able to hold loans in portfolio for investment. In addition, technological advances and heightened e-commerce activity have generally increased consumers’ access to products and services. This has intensified competition among banking, as well as non-banking companies, in offering financial products and services, with or without the need for a physical presence. If competition in the mortgage services industry continues to increase, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

Many origination companies have commenced bankruptcy proceedings, shut down or severely curtailed their lending activities. Additionally, the deterioration in the secondary mortgage market has caused a number of mortgage loan originators to take one or more of the following actions: revise their underwriting guidelines for Alt-A and non-conforming products, increase the interest rates charged on these products, impose more restrictive underwriting standards on borrowers or decrease permitted loan-to-value ratios. This has resulted in a shift in production efforts to more traditional prime loan products by these originators which may result in increased competition in the mortgage industry and could have a negative impact on profit margins for our Mortgage Production segment during the remainder of 2008 and possibly into 2009. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary market conditions, market developments negatively impacted Gain on mortgage loans, net during the six months ended June 30, 2008, and may continue to have a negative impact during the remainder of 2008 and possibly into 2009.

As a result of these factors, we expect that the competitive pricing environment in the mortgage industry will continue during the remainder of 2008 and possibly into 2009 as excess origination capacity and lower origination volumes put pressure on production margins and ultimately result in further industry consolidation. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to compete in the industry. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships.

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

The 2008 Annual Meeting of Stockholders was held on June 11, 2008 to (i) elect two Class III Directors, (ii) approve the issuance of up to 12,195,125 shares of the Company’s Common stock upon conversion of the Convertible Notes, 12,195,125 shares of the Company’s Common stock pursuant to the Purchased Options and 12,195,125 shares of the Company’s Common stock pursuant to the Sold Warrants and (iii) ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008. A total of 47,912,905 of the 54,136,732 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting the stockholders elected the following Directors:

	Number of	Number of
	Votes Cast For	Votes Withheld

James W. Brinkley	45,674,884	2,238,021
Jonathan D. Mariner	45,535,085	2,377,820

In addition, the terms of office of the following Directors continued after the meeting: A.B. Krongard, Terence W. Edwards, Ann D. Logan, George Kilroy and Francis J. Van Kirk.

The issuance of up to 12,195,125 shares of the Company’s Common stock upon conversion of the Convertible Notes, 12,195,125 shares of the Company’s Common stock pursuant to the Purchased Options and 12,195,125 shares of the Company’s Common stock pursuant to the Sold Warrants was approved by our stockholders as follows: 39,656,867 shares cast for, 2,132,542 shares cast against, 370,515 shares abstained and 5,752,981 broker non-votes.

The selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008 was ratified by our stockholders as follows: 47,697,060 shares cast for, 173,994 shares cast against and 41,851 shares abstained.

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

Date: August 8, 2008

By:	/s/ Clair M. Raubenstine
Clair M. Raubenstine
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: August 8, 2008

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6		Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

4.7		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.8		Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

10	.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2		Trademark License Agreement, dated as of January 31, 2005, by and amongtm Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.3		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10.4		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

10	.5‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10	.6†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.7†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.8†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.9†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.10†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.12†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.13†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.14†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.15†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.16†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.18†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.19†‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.20†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.21†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.23†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.24		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.25		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

10.26		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.27		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.28		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10	.29‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.30		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.31†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.32		Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.33‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.34‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.35‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.36‡‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.37‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.38‡‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.

10.39		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.40		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

10.41		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.42		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.43†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.44†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10	.45‡‡	Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.88 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.46		Guaranty, dated as of November 1, 2007, by PHH Corporation in favor of Greenwich Capital Financial Products, Inc., party to the Master Repurchase Agreement, dated as of November 1, 2007, between PHH Mortgage Corporation, as Seller, and Greenwich Capital Financial Products, Inc., as Buyer and Agent.	Incorporated by reference to Exhibit 10.89 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed on November 9, 2007.

10.47		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

10.48		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10	.49†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10	.50‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

10.51		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10.52		Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10	.53†‡‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.

10.54		Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

10.55		Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.56		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.57		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.58		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.59		Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.60		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.61		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10.62		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.63		Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.64		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.65		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.66		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

10.67		Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2007.

10.68		Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2007.

10	.69‡	Loan Purchase and Sale Agreement Amendment No. 13, dated as of January 1, 2008, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.