Form 10-Q
period 2008-09-30
PHH CORP
filed 2008-11-10
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of October 16, 2008, 54,256,294 shares of common stock were outstanding.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors and were derived utilizing numerous important assumptions that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements.

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-Q include, but are not limited to, the following: (i) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (ii) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (iii) our expectations regarding lower origination volumes, home sale volumes and increasing competition in the mortgage industry and our intention to take advantage of this environment by entering into new outsourcing arrangements and our belief that we will gain market share by entering into new outsourcing relationships; (iv) our belief that the amount of securities held in trust related to our potential obligations from our reinsurance agreements are significantly higher than claims expected to be paid and our expectation that any paid claims will have minimal impact on our liquidity; (v) our belief that the Housing and Economic Recovery Act of 2008, the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Association (“Freddie Mac”) and the Emergency Economic Stabilization Act of 2008 (the “EESA”) could improve the negative trends that the mortgage industry has experienced since the middle of 2007; (vi) our expected savings during the remainder of 2008 and during 2009 from cost-reducing initiatives; (vii) our belief that our sources of liquidity are adequate to fund our operations for the next 12 months; (viii) our expected capital expenditures for 2008; (ix) our intention not to replace our $275 million committed mortgage repurchase facility that was terminated on October 27, 2008 and our belief that we have adequate capacity under our other mortgage warehouse asset-backed debt facilities; (x) our belief that the reduced capacity under the committed secured line of credit maintained by PHH Home Loans, LLC will not have a material impact on our liquidity and that there is sufficient capacity under our committed repurchase facility; (xi) our expectation that the London Interbank Offered Rate and commercial paper, long-term United States (“U.S.”) Treasury and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xii) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment; (xiii) our intention to utilize the available capacity under the Series 2006-1 notes, issued by our wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”), to fund vehicle leases in the event that we choose to allow the Series 2006-2 notes issued by Chesapeake to amortize in accordance with their terms and (xiv) our intention to enter into negotiations with the lenders of the Series 2006-1 notes regarding whether to renew all or a portion of these notes.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-Q, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, could cause actual results to differ materially from those expressed in such forward-looking statements:

■	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

■	the effects of continued credit market volatility on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

■	the effects of a continued decline in the volume or value of U.S. home sales, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

■	the effects of changes in current interest rates on our Mortgage Production and Mortgage Servicing segments and on our financing costs;

■	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

■	our decision to close out substantially all of our derivatives related to MSRs and the resulting potential volatility of the results of operations of our Mortgage Servicing segment;

■	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including Fannie Mae and the Freddie Mac;

■	the effects of the insolvency or inability of any of the counterparties to our significant customer contracts or financing arrangements to perform its obligations under our contracts;

■	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

■	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

■	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

■	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

■	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

■	our ability to obtain financing on acceptable terms, if at all, to finance our operations and growth strategy, to operate within the limitations imposed by financing arrangements, to maintain our credit ratings and to maintain the amount of cash required to service our indebtedness;

■	our ability to maintain our relationships with our existing clients;

■	a deterioration in the performance of assets held as collateral for secured borrowings;

■	a downgrade in our credit ratings below investment grade or any failure to comply with certain financial covenants under our financing agreements;

■	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

■	the impact of the EESA enacted by the U.S. government on the securities market and valuations of mortgage-backed securities and the impact of actions taken or to be taken by the U.S. Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy and

■	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

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

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues
Mortgage fees	$50	$34	$172	$101
Fleet management fees	40	41	123	122

Net fee income	90	75	295	223

Fleet lease income	401	403	1,191	1,190

Gain (loss) on mortgage loans, net	49	(37)	177	76

Mortgage interest income	38	91	138	280
Mortgage interest expense	(44)	(69)	(128)	(212)

Mortgage net finance (expense) income	(6)	22	10	68

Loan servicing income	111	123	330	384

Change in fair value of mortgage servicing rights	(77)	(249)	(109)	(232)
Net derivative (loss) gain related to mortgage servicing rights	(62)	119	(179)	(93)

Valuation adjustments related to mortgage servicing rights	(139)	(130)	(288)	(325)

Net loan servicing (loss) income	(28)	(7)	42	59

Other income	27	28	123	74

Net revenues	533	484	1,838	1,690

Expenses
Salaries and related expenses	108	81	341	249
Occupancy and other office expenses	19	19	55	55
Depreciation on operating leases	325	318	971	944
Fleet interest expense	37	55	119	159
Other depreciation and amortization	7	6	19	22
Other operating expenses	117	92	337	274
Goodwill impairment	61	—	61	—

Total expenses	674	571	1,903	1,703

Loss before income taxes and minority interest	(141)	(87)	(65)	(13)
(Benefit from) provision for income taxes	(32)	(50)	(4)	7

Loss before minority interest	(109)	(37)	(61)	(20)
Minority interest in (loss) income of consolidated entities, net of income taxes of $3, $(1), $2 and $(3)	(25)	1	(23)	4

Net loss	$(84)	$(38)	$(38)	$(24)

Basic and diluted loss per share	$(1.56)	$(0.69)	$(0.70)	$(0.44)

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$105	$149
Restricted cash	658	579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,195	—
Accounts receivable, net	477	686
Net investment in fleet leases	4,228	4,224
Mortgage servicing rights	1,671	1,502
Investment securities	37	34
Property, plant and equipment, net	62	61
Goodwill	25	86
Other assets	408	472

Total assets	$8,866	$9,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$455	$533
Debt	5,990	6,279
Deferred income taxes	707	697
Other liabilities	208	287

Total liabilities	7,360	7,796

Commitments and contingencies (Note 11)	—	—
Minority interest	3	32
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at September 30, 2008 and 10,000,000 shares authorized at December 31, 2007; none issued or outstanding at September 30, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value; 108,910,000 shares authorized at September 30, 2008 and 100,000,000 shares authorized at December 31, 2007; 54,256,294 shares issued and outstanding at September 30, 2008; 54,078,637 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,004	972
Retained earnings	478	527
Accumulated other comprehensive income	20	29

Total stockholders’ equity	1,503	1,529

Total liabilities and stockholders’ equity	$8,866	$9,357

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008
(Unaudited)
(In millions, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$1,529
Adjustment to distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	3	—	3
Effect of adoption of SFAS No. 157 and SFAS No. 159, net of income taxes of $(10)	—	—	—	(14)	—	(14)
Net loss	—	—	—	(38)	—	(38)
Other comprehensive loss, net of income taxes of $0	—	—	—	—	(9)	(9)
Proceeds on sale of Sold Warrants (Note 9)	—	—	24	—	—	24
Reclassification of Purchased Options and Conversion Option, net of income taxes of $(1) (Note 9)	—	—	(1)	—	—	(1)
Stock compensation expense	—	—	10	—	—	10
Stock options exercised, including excess tax benefit/(shortfall) of $0	28,765	—	1	—	—	1
Restricted stock award vesting, net of excess tax benefit/(shortfall) of $0	148,892	—	(2)	—	—	(2)

Balance at September 30, 2008	54,256,294	$1	$1,004	$478	$20	$1,503

See Notes to Condensed Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(38)	$(24)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Goodwill impairment charge	61	—
Capitalization of originated mortgage servicing rights	(272)	(348)
Net unrealized loss on mortgage servicing rights and related derivatives	288	325
Vehicle depreciation	971	944
Other depreciation and amortization	19	22
Origination of mortgage loans held for sale	(17,235)	(23,896)
Proceeds on sale of and payments from mortgage loans held for sale	17,706	24,921
Other adjustments and changes in other assets and liabilities, net	(152)	94

Net cash provided by operating activities	1,348	2,038

Cash flows from investing activities:
Investment in vehicles	(1,463)	(1,699)
Proceeds on sale of investment vehicles	414	740
Purchase of mortgage servicing rights	(6)	(37)
Proceeds on sale of mortgage servicing rights	175	—
Cash paid on derivatives related to mortgage servicing rights	(129)	(95)
Net settlement proceeds from (payments for) derivatives related to mortgage servicing rights	26	(11)
Purchases of property, plant and equipment	(16)	(16)
Increase in Restricted cash	(79)	(68)
Other, net	10	32

Net cash used in investing activities	(1,068)	(1,154)

Cash flows from financing activities:
Net decrease in short-term borrowings	(73)	(913)
Proceeds from borrowings	24,601	17,739
Principal payments on borrowings	(24,777)	(17,715)
Issuances of Company Common stock	1	5
Proceeds from the sale of Sold Warrants (Note 9)	24	—
Cash paid for Purchased Options (Note 9)	(51)	—
Cash paid for debt issuance costs	(52)	(2)
Other, net	(5)	(4)

Net cash used in financing activities	(332)	(890)

Effect of changes in exchange rates on Cash and cash equivalents	8	1

Net decrease in Cash and cash equivalents	(44)	(5)
Cash and cash equivalents at beginning of period	149	123

Cash and cash equivalents at end of period	$105	$118

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

The Condensed Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Condensed Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as Minority interest in the Condensed Consolidated Balance Sheets and Minority interest in (loss) income of consolidated entities, net of income taxes in the Condensed Consolidated Statements of Operations.

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

Changes in Accounting Policies

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 14, “Fair Value Measurements” for additional information regarding the fair value hierarchy.) SFAS No. 157 also nullified the guidance in Emerging

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Issues Task Force (“EITF”) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique.

The Company adopted the provisions of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral provided by FSP FAS 157-2 and will apply the provisions of SFAS No. 157 to its assessment of impairment of its Goodwill, indefinite-lived intangible assets and Property, plant and equipment for the year ended December 31, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-2 on its Consolidated Financial Statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance and was adopted by the Company on September 30, 2008. The adoption of FSP FAS 157-3 did not impact the Company’s Consolidated Financial Statements as its application of measuring fair value under SFAS No. 157 was consistent with FSP FAS 157-3. As a result of the adoption of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis, the Company recorded a $9 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to the Company’s interest rate lock commitments (“IRLCs”) that were previously deferred in accordance with EITF 02-3. The fair value of the Company’s IRLCs, as determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

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

Upon the adoption of SFAS No. 159, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was the Company’s policy prior to the adoption of SFAS No. 159. Prior to the adoption of SFAS No. 159, interest receivable related to the Company’s MLHS was included in Accounts receivable, net in the Consolidated Balance Sheets; however, after the adoption of SFAS No. 159, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Also, prior to the adoption of SFAS No. 159 the Company’s investments were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). The recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Unrealized gains or losses included in Stockholders’ equity as of January 1, 2008, prior to the adoption of SFAS No. 159, were not significant. As a result of the adoption of SFAS No. 159, the Company recorded a $5 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred in accordance with SFAS No. 91. (See Note 14, “Fair Value Measurements” for additional information.)

The following table summarizes the transition adjustment at the date of adoption of SFAS No. 159:

	Balance		Balance
	January 1, 2008	Transition	January 1, 2008
	Prior to Adoption	Adjustment	After Adoption
	(In millions)

Mortgage loans held for sale	$1,564	$(4)	$1,560
Accounts receivable, net	686	(5)	681
Income tax benefit		4

Cumulative-effect adjustment, net of income taxes		$(5)

Offsetting of Amounts Related to Certain Contracts.  In April 2007, the FASB issued FSP FASB Interpretation Number (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modified FIN 39, “Offsetting of Amounts Related to Certain Contracts” by permitting companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement against fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from the same master netting arrangement as the derivative instruments. Retrospective application was required for all prior period financial statements presented. The Company adopted the provisions of FSP FIN 39-1 on January 1, 2008. The adoption of FSP FIN 39-1 did not impact the Company’s Consolidated Financial Statements, as its practice of netting cash collateral against net derivative assets and liabilities under the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

same master netting arrangements prior to the adoption of FSP FIN 39-1 was consistent with the provisions of FSP FIN 39-1.

Written Loan Commitments.  In November 2007, the SEC issued SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 effective January 1, 2008. SAB 109 requires prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of SAB 109 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of SAB 109, the Company recognized a benefit to Gain on mortgage loans, net in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157.

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

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting SFAS No. 160 on its Consolidated Financial Statements. However, the Company does not expect the adoption of SFAS No. 160 to have a significant impact on its Consolidated Financial Statements.

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

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosure requirements for derivative instruments and hedging activities regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how they affect financial position, financial performance and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 enhances disclosure requirements and will not impact the Company’s financial condition, results of operations or cash flows.

Hierarchy of GAAP.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Currently, the GAAP Hierarchy is provided in the American Institute of Certified Public Accountants’ United States (“U.S.”) Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

Financial Guarantee Insurance Contracts.  In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance and reinsurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 requires insurance enterprises to recognize a liability for the unearned premium revenue at inception of the financial guarantee insurance contract and recognize revenue over the period of the contract in proportion to the amount of insurance protection provided. SFAS No. 163 also requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. Additional disclosures about financial guarantee contracts are also required. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is not permitted, except for certain disclosures about risk management activities

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

which are effective for the first period beginning after the issuance of SFAS No. 163. The Company is currently evaluating the impact of adopting SFAS No. 163 on its Consolidated Financial Statements. However, the Company does not expect the adoption of SFAS No. 163 to have a significant impact on its Consolidated Financial Statements as SFAS No. 163 does not apply to the Company’s mortgage reinsurance agreements.

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

Convertible Debt Instruments.  In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP APB 14-1 to have any impact on its Consolidated Financial Statements for its 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) as its application of EITF 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” results in separate accounting for the liability and equity components of the Convertible Notes and continued amortization of the original issue discount. See Note 9, “Debt and Borrowing Arrangements” for additional information regarding the Convertible Notes.

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

Conforming Changes to EITF 98-5.  In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’” (“EITF 08-4”). The conforming changes to EITF 98-5 resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings of the first period presented. The Company is currently evaluating the impact of adopting EITF 08-4 on its Consolidated Financial Statements. However, the Company does not expect the adoption of EITF 08-4 to have any impact on its Consolidated Financial Statements for its existing Convertible Notes as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.

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

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million, which is included in Other income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008, and the Company paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company received work product that those consultants provided to BCP V and Pearl Acquisition.

3.	Loss Per Share

Basic loss per share was computed by dividing net loss during the period by the weighted-average number of shares outstanding during the period. Diluted loss per share was computed by dividing net loss by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and nine months ended September 30, 2008 excludes approximately 4.3 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s outstanding Convertible Notes, Purchased Options and Sold Warrants (as defined and further discussed in Note 9, “Debt and Borrowing Arrangements”), as their inclusion would be anti-dilutive. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for both the three and nine months ended September 30, 2007 excludes approximately 3.3 million outstanding stock-based compensation awards as their inclusion would be anti-dilutive.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the basic and diluted loss per share calculations for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions, except share and per share data)

Net loss	$(84)	$(38)	$(38)	$(24)

Weighted-average common shares outstanding—basic and diluted	54,331,664	54,019,721	54,265,271	53,864,639

Basic and diluted loss per share	$(1.56)	$(0.69)	$(0.70)	$(0.44)

4.	Goodwill and Other Intangible Assets

Intangible assets consisted of:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Customer lists	$40	$15	$25	$40	$14	$26
Other	13	12	1	12	11	1

	$53	$27	$26	$52	$25	$27

Unamortized Intangible Assets:
Goodwill	$25			$86
Trademarks	15			16

	$40			$102

The following table summarizes the activity associated with Goodwill, by segment, during the nine months ended September 30, 2008:

	Fleet
	Management	Mortgage
	Services	Production	Total
	(In millions)

Goodwill at January 1, 2008	$25	$61	$86
Goodwill impairment	—	(61)	(61)

Goodwill at September 30, 2008	$25	$—	$25

The Company assesses the carrying value of its Goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Due to deteriorating market conditions, the Company assessed the carrying value of its Goodwill for each of its reporting units and its indefinite-lived intangible assets as of September 30, 2008 and determined that there was an indication of impairment of Goodwill associated with its PHH Home Loans reporting unit, which is included in the Company’s Mortgage Production segment. The Company performed a valuation of the PHH Home Loans reporting unit as of September 30, 2008 utilizing a discounted cash flow approach with its most recent short-term projections and long-term outlook for the business and the industry. This valuation, and the related allocation of fair value to the assets and liabilities of the reporting unit, indicated that the entire amount of Goodwill related to the PHH Home Loans reporting unit was

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

impaired and the Company recorded a non-cash charge for Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, during the three and nine months ended September 30, 2008. Minority interest in (loss) income of consolidated entities, net of income taxes for the three and nine months ended September 30, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. The Goodwill impairment increased Net loss for the three and nine months ended September 30, 2008 by $26 million. The primary cause of the impairment was the continued weakness in the housing market, coupled with continued adverse conditions in the mortgage market during the three months ended September 30, 2008.

5.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs (based on unpaid principal balance) consisted of:

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Balance, beginning of period	$126,540	$146,836
Additions	17,044	26,007
Payoffs, sales and curtailments(1)	(14,318)	(28,529)

Balance, end of period	$129,266	$144,314

(1)	Includes $9.6 billion of the unpaid principal balance of the underlying mortgage loan for which the associated MSRs were sold during the nine months ended September 30, 2007. There were no sales of MSRs during the nine months ended September 30, 2008.

The activity in the Company’s capitalized MSRs consisted of:

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,502	$1,971
Additions	278	385
Changes in fair value due to:
Realization of expected cash flows	(212)	(253)
Changes in market inputs or assumptions used in the valuation model	103	21
Sales and deletions	—	(155)

Balance, end of period	$1,671	$1,969

The significant assumptions used in estimating the fair value of MSRs at September 30, 2008 and 2007 were as follows (in annual rates):

	September 30,
	2008	2007

Prepayment speed	16%	17%
Discount rate	12%	12%
Volatility	22%	16%

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)

Net service fee revenue	$109	$127	$324	$376
Late fees	5	5	16	16
Other ancillary servicing revenue(1)	5	(3)	18	8

(1)	Includes a $9 million realized loss, including direct expenses, on the sale of $155 million of MSRs during both the three and nine months ended September 30, 2007. There were no sales of MSRs during the three and nine months ended September 30, 2008.

As of September 30, 2008, the Company’s MSRs had a weighted-average life of approximately 5.2 years. Approximately 71% of the MSRs associated with the loan servicing portfolio as of September 30, 2008 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Nine Months
	Ended September 30,
	2008	2007

Initial capitalization rate of additions to MSRs	1.63%	1.48%

	September 30,
	2008	2007

Capitalized servicing rate	1.29%	1.36%
Capitalized servicing multiple	4.0	4.2
Weighted-average servicing fee (in basis points)	32	33

6.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Balance, beginning of period	$159,183	$160,222
Additions	24,428	28,469
Payoffs, sales and curtailments(1)	(34,897)	(21,780)

Balance, end of period(2)	$148,714	$166,911

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Portfolio Composition

	September 30,
	2008	2007
	(In millions)

Owned servicing portfolio	$133,135	$147,512
Subserviced portfolio(2)	15,579	19,399

Total servicing portfolio	$148,714	$166,911

Fixed rate	$93,075	$110,241
Adjustable rate	55,639	56,670

Total servicing portfolio	$148,714	$166,911

Conventional loans	$132,963	$154,787
Government loans	10,127	8,116
Home equity lines of credit	5,624	4,008

Total servicing portfolio	$148,714	$166,911

Weighted-average interest rate	5.8%	6.1%

Portfolio Delinquency(3)

	September 30,
	2008		2007
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.33%	2.03%	2.18%	1.90%
60 days	0.60%	0.55%	0.48%	0.42%
90 or more days	0.58%	0.53%	0.38%	0.32%

Total delinquency	3.51%	3.11%	3.04%	2.64%

Foreclosure/real estate owned/bankruptcies	1.72%	1.63%	0.89%	0.71%

(1)	Payoffs, sales and curtailments for the nine months ended September 30, 2008 includes $18.3 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007, but the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers’ systems during the second quarter of 2008.

(2)	During the nine months ended September 30, 2007, the Company sold MSRs associated with $9.6 billion of the unpaid principal balance of the underlying mortgage loans; however, because the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchasers’ systems in the fourth quarter of 2007, these loans were included in the Company’s mortgage loan servicing portfolio balance as of September 30, 2007. There were no sales of MSRs during the nine months ended September 30, 2008. See Note 5, “Mortgage Servicing Rights” for more information regarding the sale of MSRs.

(3)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7.	Derivatives and Risk Management Activities

The Company’s principal market exposure is to interest rate risk, specifically long-term U.S. Treasury and mortgage interest rates due to their impact on mortgage-related assets and commitments. The Company also has exposure to the London Interbank Offered Rate (“LIBOR”) and commercial paper interest rates due to their impact on variable-rate borrowings, other interest rate sensitive liabilities and net investment in variable-rate lease assets. From time-to-time, the Company uses various financial instruments, including swap contracts, forward delivery commitments on mortgage-backed securities (“MBS”) or whole loans, futures and options contracts to manage and reduce this risk.

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses forward delivery commitments on MBS or whole loans to manage the interest rate and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 14, “Fair Value Measurements” for further discussion regarding IRLCs.)

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain (loss) on mortgage loans, net in the Condensed Consolidated Statements of Operations.

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments on MBS or whole loans to fix the forward sales price that will be realized upon the sale of the mortgage loan into the secondary market. Forward delivery commitments on MBS or whole loans may not be available for all products that we originate; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to minimize the interest rate and price risk. These derivative instruments are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets.

As of January 1, 2008, the Company elected to record its MLHS at fair value pursuant to SFAS No. 159. Since the Company records its MLHS at fair value, it no longer designates its forward delivery commitments on MBS or whole loans as fair value hedges under SFAS No. 133. Subsequent to January 1, 2008, changes in the fair value of MLHS and all forward delivery commitments on MBS or whole loans are recorded as a component of Gain (loss) on mortgage loans, net in the Condensed Consolidated Statements of Operations. (See Note 14, “Fair Value Measurements” for further discussion regarding MLHS and related forward delivery commitments.)

Prior to the adoption of SFAS No. 159 on January 1, 2008, the Company’s forward delivery commitments related to its MLHS were designated and classified as fair value hedges to the extent that they qualified for hedge accounting under SFAS No. 133. Forward delivery commitments on MBS or whole loans that did not qualify for hedge accounting were considered freestanding derivatives. Changes in the fair value of all forward delivery

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

commitments on MBS or whole loans were recorded as a component of Gain (loss) on mortgage loans, net in the Condensed Consolidated Statements of Operations. Changes in the fair value of MLHS were recorded as a component of Gain (loss) on mortgage loans, net to the extent that they qualified for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS were not recorded to the extent the hedge relationship was deemed to be ineffective under SFAS No. 133.

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives, as recorded pursuant to SFAS No. 133:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2007	2007
	(In millions)

Change in value of IRLCs	$1	$(38)
Change in value of MLHS	9	(4)

Total change in value of IRLCs and MLHS	10	(42)

Mark-to-market of derivatives designated as hedges of MLHS	(4)	(3)
Mark-to-market of freestanding derivatives(1)	(36)	43

Net (loss) gain on derivatives	(40)	40

Net loss on hedging activities(2)	$(30)	$(2)

(1)	Amount includes $(6) million and $6 million of ineffectiveness recognized on hedges of MLHS during the three and nine months ended September 30, 2007, respectively, due to the application of SFAS No. 133. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the three and nine months ended September 30, 2007, the Company recognized $5 million and $(7) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, the Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in the fair value of the MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Condensed Consolidated Balance Sheets with changes in their fair values recorded in Net derivative (loss) gain related to mortgage servicing rights in the Condensed Consolidated Statements of Operations.

The Company has used interest rate swap contracts, interest rate futures contracts, interest rate forward contracts, mortgage forward contracts, options on forward contracts, options on futures contracts, options on swap contracts and principal-only swaps in its risk management activities related to its MSRs. During the three months

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

ended September 30, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, the Company made the decision to close out substantially all of its derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant.

The net activity in the Company’s derivatives related to MSRs consisted of:

	Nine Months
	Ended September 30,
	2008		2007
	(In millions)

Net balance, beginning of period	$68	(1)	$—	(2)
Additions	129		95
Changes in fair value	(179)		(93)
Net settlement (proceeds) payments	(26)		11

Net balance, end of period	$(8	)(3)	$13	(4)

(1)	The net balance represents the gross asset of $152 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $84 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $56 million (recorded within Other assets) net of the gross liability of $56 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $6 million (recorded within Other assets in the Condensed Consolidated Balance Sheet) net of the gross liability of $14 million (recorded within Other liabilities in the Condensed Consolidated Balance Sheet). The net balance as of September 30, 2008 is comprised primarily of closed, unsettled derivative positions.

(4)	The net balance represents the gross asset of $88 million (recorded within Other assets) net of the gross liability of $75 million (recorded within Other liabilities).

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the three and nine months ended September 30, 2008 and 2007, except to create the accrual of interest expense at variable rates. The net gains recognized during the three and nine months ended September 30, 2008 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Condensed Consolidated Statements of Operations. The Company recognized net gains of $1 million during the three and nine months ended September 30, 2007 related to instruments which did not qualify for hedge accounting treatment. As of September 30, 2008, the Company had no outstanding derivative instruments related to its fixed-rate debt.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized net gains of $1 million, $1 million and $1 million during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008, respectively, related to instruments that were not designated as cash flow hedges, which were included in Fleet interest expense in the Condensed Consolidated

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Statement of Operations. Net losses related to instruments that were not designated as cash flow hedges during the nine months ended September 30, 2007 were not significant and were recorded in Fleet interest expense in the Condensed Consolidated Statement of Operations.

See Note 9, “Debt and Borrowing Arrangements” for a discussion of hedging transactions entered into in conjunction with the offering of the Convertible Notes.

8.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	September 30,	December 31,
	2008	2007
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,556	$7,350
Vehicles under closed-end operating leases	270	251

Vehicles under operating leases	7,826	7,601
Less: Accumulated depreciation	(3,977)	(3,827)

Net investment in operating leases	3,849	3,774

Direct Financing Leases:
Lease payments receivable	156	182
Less: Unearned income	(8)	(11)

Net investment in direct financing leases	148	171

Off-Lease Vehicles:
Vehicles not yet subject to a lease	229	274
Vehicles held for sale	4	13
Less: Accumulated depreciation	(2)	(8)

Net investment in off-lease vehicles	231	279

Net investment in fleet leases	$4,228	$4,224

	September 30,	December 31,
	2008	2007

Vehicles under open-end leases	95%	96%
Vehicles under closed-end leases	5%	4%
Vehicles under fixed-rate leases	28%	28%
Vehicles under variable-rate leases	72%	72%

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$441	$441
Variable funding notes	3,374	277	—	3,651
Commercial paper	—	—	60	60
Borrowings under credit facilities	—	600	1,022	1,622
Convertible senior notes	—	—	205	205
Other	6	—	5	11

	$3,380	$877	$1,733	$5,990

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake Funding LLC (“Chesapeake”), to support the acquisition of vehicles used by the Company’s Fleet Management Services segment’s leasing operations. As of September 30, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.4 billion and $3.5 billion, respectively. The debt issued as of September 30, 2008 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the Condensed Consolidated Balance Sheet and is not available to pay the Company’s general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). On February 28, 2008, the agreement governing the Series 2006-1 Notes was amended to extend the Scheduled Expiry Date to February 26, 2009, increase the commitment and program fee rates and modify certain other covenants and terms.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The agreements governing the variable funding notes issued by Chesapeake are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If the Company or the lenders to the agreements elect not to renew these agreements, amortization periods will commence on the first business day following the Scheduled Expiry Dates and will continue until the earlier of 125 months after the Scheduled Expiry Dates or when the notes are paid in full (the “Amortization Period”). During the Amortization Period, monthly payments would be required to be made based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes. As of September 30, 2008, the available capacity under the Company’s Series 2006-1 notes was $526 million and we did not have any availability under our Series 2006-2 notes. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 4.1% and 5.7% as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, 88% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of September 30, 2008 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of September 30, 2008, the Chesapeake Lease Portfolio consisted of 24% and 76% fixed-rate and variable-rate leases, respectively. As of September 30, 2008, the top 25 customer lessees represented approximately 48% of the Chesapeake Lease Portfolio, with no customer exceeding 5%.

As of September 30, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and the Company had $526 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

The Company maintains a committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). On June 26, 2008, the Company amended the RBS Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Amended Repurchase Agreement”) and executed a Second Amended and Restated Guaranty. The Amended Repurchase Agreement increased the capacity of the RBS Repurchase Facility from $1.0 billion to $1.5 billion and extended the expiry date to June 25, 2009. Subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term expiring on June 24, 2010. As of September 30, 2008, borrowings under the RBS Repurchase Facility were $446 million and were collateralized by underlying mortgage loans and related assets of $480 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $532 million. As of September 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 4.7% and 5.4%, respectively. The assets collateralizing the RBS Repurchase Facility are not available to pay the Company’s general obligations.

On February 28, 2008 the Company entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). As of September 30, 2008, borrowings under the Citigroup Repurchase Facility were $25 million and were collateralized by underlying mortgage loans and related assets of $28 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of September 30, 2008, borrowings under this variable-rate facility bore interest at 5.2%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Company maintains a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

agent that is funded by a multi-seller conduit. As of September 30, 2008, borrowings under the Mortgage Repurchase Facility were $100 million and were collateralized by underlying mortgage loans and related assets of $121 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of September 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.3% and 5.1%, respectively. During the three months ended September 30, 2008, the Company determined that it no longer needed to maintain the Mortgage Repurchase Facility. The parties agreed to terminate the facility on October 27, 2008, and the Company repaid all outstanding obligations as of October 27, 2008. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Company maintains uncommitted mortgage repurchase facilities approximating $1.0 billion as of September 30, 2008 with the Federal National Mortgage Association (“Fannie Mae”) (the “Fannie Mae Repurchase Facilities”). As of September 30, 2008, borrowings under the Fannie Mae Repurchase Facility were $81 million and were collateralized by $81 million of underlying mortgage loans included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of September 30, 2008, borrowings under this variable-rate facility bore interest at 2.8%. The assets collateralizing these facilities are not available to pay the Company’s general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On June 30, 2008, the Company amended the Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364 day renewal, subject to agreement by the parties, and increased the annual liquidity and program fees. As of September 30, 2008, borrowings under the Mortgage Venture Repurchase Facility were $177 million and were collateralized by underlying mortgage loans and related assets of $208 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 3.2% and 5.4% as of September 30, 2008 and December 31, 2007, respectively. The assets collateralizing this facility are not available to pay the Company’s general obligations.

The Mortgage Venture also maintains a committed secured line of credit agreement with Barclays Bank PLC and Bank of Montreal that is used to finance mortgage loans originated by the Mortgage Venture. As of September 30, 2008, borrowings under this secured line of credit were $44 million and were collateralized by underlying mortgage loans and related assets of $75 million, primarily included in Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million. This variable-rate line of credit bore interest at 4.8% and 5.5% as of September 30, 2008 and December 31, 2007, respectively. On October 3, 2008, this line of credit was amended, which reduced the Company’s availability from $150 million to $75 million, subject to a combined capacity with the Mortgage Venture Repurchase Facility of $350 million, and extended the expiration date from October 3, 2008 to December 15, 2008. The assets collateralizing this facility are not available to pay the Company’s general obligations.

As of September 30, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and the Company had approximately $2.0 billion of unused capacity available.

Unsecured Debt

Term Notes

The carrying value of term notes as of September 30, 2008 and December 31, 2007 consisted of $441 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

New York, as successor trustee for Bank One Trust Company, N.A. During the nine months ended September 30, 2008, MTNs with a carrying value of $200 million were repaid upon maturity. As of September 30, 2008, the outstanding MTNs were scheduled to mature between April 2010 and April 2018. The effective rate of interest for the MTNs outstanding as of September 30, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

The Company’s policy is to maintain available capacity under its committed unsecured credit facilities (described below) to fully support its outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. The Company had unsecured commercial paper obligations of $60 million and $132 million as of September 30, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2008 and December 31, 2007 was 3.7% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

The Company is party to a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.0 billion and $840 million as of September 30, 2008 and December 31, 2007, respectively. The termination date of the Amended Credit Facility is January 6, 2011. Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of September 30, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 47.5 basis points (“bps”). The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of September 30, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of the Company’s second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

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

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, the Company recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Mortgage interest expense in the Condensed Consolidated Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes. The effective rate of interest for the Convertible Notes as of September 30, 2008 was 12.4%. As of September 30, 2008, the carrying value of the Convertible Notes was $205 million.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at September 30, 2008 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,199	$65	$1,264
Between one and two years	1,491	5	1,496
Between two and three years	806	1,022	1,828
Between three and four years	496	205	701
Between four and five years	265	427	692
Thereafter	—	9	9

	$4,257	$1,733	$5,990

As of September 30, 2008, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management	$3,906	$3,380	$526
Mortgage warehouse	2,871	877	1,994
Unsecured Committed Credit Facilities(2)	1,301	1,090	211

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $60 million which fully supports the outstanding unsecured commercial paper issued by the Company as of September 30, 2008. Under the Company’s policy, all of the outstanding unsecured commercial paper is supported by available capacity under its unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires the Company to maintain at least $3.0 billion in committed mortgage repurchase or warehouse facilities, including the RBS

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Repurchase Facility, and the uncommitted Fannie Mae Repurchase Facilities. At September 30, 2008, the Company was in compliance with all of its financial covenants related to its debt arrangements.

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

The Company records its interim income tax provisions or benefits by applying a projected full-year effective income tax rate to its quarterly Loss before income taxes and minority interest for results that it deems to be reliably estimable in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods.” Certain results dependent on fair value adjustments of the Company’s Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, the Company records a discrete year-to-date income tax provision or benefit on those results.

In April 2008, the Company received approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”). The Company recorded a net increase to its Benefit from income taxes for the nine months ended September 30, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

During the three months ended September 30, 2008, the Benefit from income taxes was $32 million and was significantly impacted by a $9 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the three months ended September 30, 2008 for which the Company believes it is more likely than not that the loss carryforwards will not be realized). Additionally, a portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $14 million. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the three months ended September 30, 2008 and 2007.

During the three months ended September 30, 2007, the Benefit from income taxes was $50 million and was significantly impacted by a $14 million decrease in valuation allowances for deferred tax assets (primarily due to the utilization of loss carryforwards during the three months ended September 30, 2007). In addition, the Company recorded a state income tax benefit of $8 million.

During the nine months ended September 30, 2008, the Benefit from income taxes was $4 million and was significantly impacted by an $8 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $17 million generated during the nine months ended September 30, 2008 for which the Company believes it is more likely than not that the loss carryforwards will not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the IRS Method Change). Additionally, a

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $14 million. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the nine months ended September 30, 2008 and 2007.

During the nine months ended September 30, 2007, the Provision for income taxes was $7 million and was significantly impacted by a $13 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2007) for which the Company believed it was more likely than not that the deferred tax assets would not be realized and a $1 million increase in liabilities for income tax contingencies. In addition, the Company recorded a state income tax benefit of $5 million.

During the nine months ended September 30, 2008, the liability for unrecognized income tax benefits decreased $17 million to $5 million as of September 30, 2008, primarily as a result of the IRS Method Change. It is expected that the amount of unrecognized income tax benefits will change in the next twelve months primarily due to activity in future reporting periods related to income tax positions taken during prior years. This change may be material; however, the Company is unable to project the impact of these unrecognized income tax benefits on its results of operations or financial position for future reporting periods due to the volatility of market and other factors.

11.	Commitments and Contingencies

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

Conforming conventional loans serviced by the Company are securitized through Fannie Mae or Federal Home Loan Mortgage Corporation (“Freddie Mac”) programs. Such servicing is performed on a non-recourse basis, whereby foreclosure losses are generally the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally securitized through Government National Mortgage Association (“Ginnie Mae”) programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veterans Affairs. Additionally, jumbo mortgage loans are serviced for various investors on a non-recourse basis.

While the majority of the mortgage loans serviced by the Company were sold without recourse, the Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $922 million as of September 30, 2008. In addition, the outstanding balance of loans sold with recourse by the Company and those that were sold without recourse for which the Company subsequently agreed to either indemnify the investor or repurchase the loan was $284 million as of September 30, 2008, 10.17% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of September 30, 2008, the Company had a liability of $38 million, included in Other liabilities in the Condensed Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of September 30, 2008, mortgage loans in foreclosure were $94 million, net of an allowance for probable losses of $16 million, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Real Estate Owned

Real estate owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of September 30, 2008, REO were $36 million, net of a $23 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation, the Company has entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active contracts and two inactive contracts. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of September 30, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $252 million and were included in Restricted cash in the Condensed Consolidated Balance Sheet as of September 30, 2008. The Company did not have any contractual reinsurance payments outstanding at September 30, 2008. As of September 30, 2008, a liability of $61 million was included in Other liabilities in the Condensed Consolidated Balance Sheet for estimated losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and nine months ended September 30, 2008, the Company recorded expense associated with the liability for estimated losses of $11 million and $29 million, respectively, within Loan servicing income in the Condensed Consolidated Statements of Operations.

Loan Funding Commitments

As of September 30, 2008, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $3.0 billion. Additionally, as of September 30, 2008, the Company had commitments to fund open home equity lines of credit of $156 million and construction loans to individuals of $13 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on MBS or whole loans on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $1.9 billion of forward delivery commitments on MBS or whole loans as of September 30, 2008 generally will be settled within 90 days of the individual commitment date.

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

Off-Balance Sheet Arrangements and Guarantees

In the ordinary course of business, the Company enters into numerous agreements that contain guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing leases of real estate, access to credit facilities, use of derivatives and issuances of debt or equity securities. The guarantees or indemnifications issued are for the benefit of the buyers in sale agreements and sellers in purchase agreements, landlords in lease contracts, financial institutions in credit facility arrangements and derivative contracts and underwriters in debt or equity security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and the Company is unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, if any, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

12.	Stock-Related Matters

On March 27, 2008, the Company announced that it had reclassified 8,910,000 shares of its unissued $0.01 par value Preferred stock into the same number of authorized and unissued shares of its $0.01 par value Common stock, subject to further classification or reclassification and issuance by the Company’s Board of Directors. The Company reclassified the shares in order to ensure that a sufficient number of authorized and unissued shares of the Company’s Common stock will be available to satisfy the exercise rights under the Convertible Notes, Purchased Options and Sold Warrants (as further discussed in Note 9, “Debt and Borrowing Arrangements”).

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13.	Accumulated Other Comprehensive Income

The components of comprehensive loss are summarized as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In millions)

Net loss	$(84)	$(38)	$(38)	$(24)

Other comprehensive (loss) income:
Currency translation adjustment	(6)	9	(9)	18
Unrealized loss on available-for-sale securities, net of income taxes	—	(2)	—	(3)
Reclassification of realized holding gain on sale of available-for-sale securities, net of income taxes	—	1	—	1

Total other comprehensive (loss) income	(6)	8	(9)	16

Total comprehensive loss	$(90)	$(30)	$(47)	$(8)

The after-tax components of Accumulated other comprehensive income were as follows:

	Currency		Accumulated
	Translation	Pension	Other Comprehensive
	Adjustment	Adjustment	Income
	(In millions)

Balance at December 31, 2007	$32	$(3)	$29
Change during 2008	(9)	—	(9)

Balance at September 30, 2008	$23	$(3)	$20

The pension adjustment presented above is net of income taxes; however the currency translation adjustment presented above excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

14.	Fair Value Measurements

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

Mortgage Loans Held for Sale.  MLHS represent mortgage loans originated or purchased by the Company and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in the Condensed Consolidated Balance Sheet at the lower of cost or market value, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As discussed in more detail below, the Company transferred certain categories of MLHS to Level Three of the valuation hierarchy from Level Two of the valuation hierarchy during the three and nine months ended September 30, 2008. The valuation of the Company’s MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions.

After the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the Condensed Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain (loss) on mortgage loans, net in the Condensed Consolidated Statements of Operations. Interest income, which is accrued as earned, is included in Mortgage interest income in the Condensed Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159.

The Company’s policy for placing loans on non-accrual status is consistent with the Company’s policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable that the amounts are fully collectible. The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of September 30, 2008, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table reflects the difference between the carrying amount of MLHS, measured at fair value pursuant to SFAS No. 159, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of September 30, 2008:

			Excess
			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,195	$1,230	$35
Loans 90 or more days past due and on non-accrual status	16	27	11

The components of the Company’s MLHS, recorded at fair value, were as follows:

September 30, 2008
(In millions)

First mortgages:
Conforming(1)	$992
Non-conforming	58
Alt-A(2)	3
Construction loans	46

Total first mortgages	1,099

Second lien	40
Scratch and Dent(3)	55
Other	1

Total	$1,195

(1)	Represents mortgages that conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

At September 30, 2008, the Company pledged $958 million of MLHS as collateral in asset-backed debt arrangements.

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

Derivative Instruments.  The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates (see Note 7, “Derivatives and Risk Management Activities” for a detailed description of the Company’s derivative instruments). All of the Company’s derivative instruments that are measured at fair value on a recurring basis are included in Other assets or Other liabilities in the Condensed Consolidated Balance Sheets, which is consistent with the classification of these items prior to the adoption of SFAS No. 157. The changes in the fair values of derivative instruments are included in the following line items in the Condensed Consolidated Statements of Operations, which is consistent with the classification prior to the adoption of SFAS No. 157: (i) mortgage loan-related derivatives, including IRLCs, are included in Gain (loss) on mortgage loans, net, (ii) debt-related derivatives are included in Mortgage interest expense or Fleet interest expense and (iii) derivatives related to MSRs are included in Net derivative (loss) gain related to mortgage servicing rights.

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

In connection with the issuance of the Convertible Notes and prior to receiving stockholder approval to issue shares of its Common stock to satisfy the rules of the NYSE, the Company recognized a derivative asset for the Purchased Options and a derivative liability for the Conversion Option, with changes in fair value included in Mortgage interest expense in the Condensed Consolidated Statements of Operations. Upon receiving stockholder approval to issue shares to satisfy the rules of the NYSE (as discussed in more detail in Note, 9 “Debt and Borrowing Arrangements”), the Purchased Options and Conversion Option were adjusted to their respective fair values of approximately $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Condensed Consolidated Financial Statements. Their fair value measurement was classified within Level Three of the valuation hierarchy and included $13 million of unrealized gains and unrealized losses for the Purchased Options and Conversion Option, respectively.

Mortgage Servicing Rights.  An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio. MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company services residential mortgage loans, which represent its single class of servicing rights, and has elected the fair value measurement method for subsequently measuring these servicing

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

rights, in accordance with SFAS No. 156. The adoption of SFAS No. 157 did not impact the Company’s accounting policy with respect to MSRs. The initial value of capitalized servicing is recorded as an addition to Mortgage servicing rights in the Condensed Consolidated Balance Sheets and has a direct impact on Gain (loss) on mortgage loans, net in the Condensed Consolidated Statement of Operations. Valuation changes in the MSRs are recognized in Change in fair value of mortgage servicing rights in the Condensed Consolidated Statements of Operations and the carrying amount of the MSRs is adjusted in the Condensed Consolidated Balance Sheets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the Company’s estimate of the fair value of the MSRs is forecasted prepayments. The Company uses a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the Company’s capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. During the three months ended September 30, 2008, the Company decreased modeled prepayment speeds to reflect current market conditions, and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. On a quarterly basis, the Company validates the assumptions used in estimating the fair value of the MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources.

The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the relatively inactive market for such assets.

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 were as follows:

	Level	Level	Level	Cash Collateral
	One	Two	Three	and Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$1,013	$182	$—	$1,195
Mortgage servicing rights	—	—	1,671	—	1,671
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	58	19	(18)	59
Other assets	2	—	—	—	2
Liabilities:
Other liabilities:
Derivative liabilities	—	69	3	(18)	54

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Condensed Consolidated Balance Sheet which represent the effect of netting the payable or receivable for cash collateral held or placed with the same counterparties under legally enforceable master netting arrangements between the Company and its counterparties.

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the three months ended September 30, 2008 consisted of:

		Realized		Purchases,	Transfers
		and		Issuances	Into
	Balance,	Unrealized		and	Level		Balance,
	Beginning	Gains		Settlements,	Three,		End of
	of Period	(Losses)		Net	Net		Period
	(In millions)

Mortgage loans held for sale	$81	$1		$2	$98	(1)	$182
Mortgage servicing rights	1,673	(77	)(2)	75	—		1,671
Investment securities	37	5		(5)	—		37
Derivatives, net	20	30		(34)	—		16

(1)	Represents Scratch and Dent, second-lien and certain non-conforming mortgage loans that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the three months ended September 30, 2008.

(2)	Represents the reduction in the fair value of the Company’s MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the nine months ended September 30, 2008 consisted of:

		Realized		Purchases,	Transfers
		and		Issuances	Into
	Balance,	Unrealized		and	Level		Balance,
	Beginning	Gains		Settlements,	Three,		End of
	of Period	(Losses)		Net	Net		Period
	(In millions)

Mortgage loans held for sale	$59	$2		$11	$110	(1)	$182
Mortgage servicing rights	1,502	(109	)(2)	278	—		1,671
Investment securities	34	12		(9)	—		37
Derivatives, net	(9)	132		(107)	—		16

(1)	Represents Scratch and Dent, second-lien and certain non-conforming mortgage loans that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the nine months ended September 30, 2008.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s realized and unrealized gains and losses during the three months ended September 30, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

Gain on mortgage loans, net	$—	$—	$—	$30
Change in fair value of mortgage servicing rights	—	(77)	—	—
Mortgage interest income	1	—	—	—
Other income	—	—	5	—

The Company’s unrealized gains and losses during the three months ended September 30, 2008 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheet as of September 30, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)

Unrealized gain (loss)	$15	$(1)	$5

The Company’s realized and unrealized gains and losses during the nine months ended September 30, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Condensed Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

(Loss) gain on mortgage loans, net	$(1)	$—	$—	$132
Change in fair value of mortgage servicing rights	—	(109)	—	—
Mortgage interest income	3	—	—	—
Other income	—	—	12	—

The Company’s unrealized gains during the nine months ended September 30, 2008 included in the Condensed Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Condensed Consolidated Balance Sheet as of September 30, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage
	Mortgage	Servicing	Other
	Loans, net	Rights	Income
(In millions)

Unrealized gain	$15	$103	$12

When a determination is made to classify an asset or liability within Level Three of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement of the asset or liability. The fair value of assets and liabilities classified within Level Three of the valuation hierarchy also typically includes observable factors. In the event that certain inputs to the valuation of assets and liabilities are

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

actively quoted and can be validated to external sources, the realized and unrealized gains and losses included in the tables above include changes in fair value determined by observable factors.

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

The Company’s segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months Ended			Three Months
	September 30,			Ended September 30,
	2008	2007	Change	2008		2007	Change
	(In millions)

Mortgage Production segment	$98	$(10)	$108	$(67	)(3)	$(113)	$46
Mortgage Servicing segment	(25)	24	(49)	(66)		(2)	(64)

Total Mortgage Services	73	14	59	(133	)(3)	(115)	(18)
Fleet Management Services segment	463	470	(7)	17		30	(13)

Total reportable segments	536	484	52	(116	)(3)	(85)	(31)
Other(2)	(3)	—	(3)	—		(3)	3

Total Company	$533	$484	$49	$(116	)(3)	$(88)	$(28)

	Net Revenues			Segment (Loss) Profit(1)
	Nine Months Ended			Nine Months
	September 30,			Ended September 30,
	2008	2007	Change	2008		2007	Change
	(In millions)

Mortgage Production segment	$349	$167	$182	$(93	)(3)	$(160)	$67
Mortgage Servicing segment	68	138	(70)	(48)		70	(118)

Total Mortgage Services	417	305	112	(141	)(3)	(90)	(51)
Fleet Management Services segment	1,376	1,386	(10)	57		81	(24)

Total reportable segments	1,793	1,691	102	(84	)(3)	(9)	(75)
Other(2)	45	(1)	46	42		(8)	50

Total Company	$1,838	$1,690	$148	$(42	)(3)	$(17)	$(25)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)

Loss before income taxes and minority interest	$(141)	$(87)	$(65)	$(13)
Minority interest in (loss) income of consolidated entities, net of income taxes(3)	(25)	1	(23)	4

Segment loss	$(116)	$(88)	$(42)	$(17)

(2)	Net revenues reported under the heading Other for the three months ended September 30, 2008 and the nine months ended September 30, 2007 represent intersegment eliminations. Net revenues reported under the heading Other for the nine months ended September 30, 2008 represent amounts not allocated to the Company’s reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Segment profit of $42 million reported under the heading Other for the nine months ended September 30, 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the three and nine months ended September 30, 2007 represents expenses related to the terminated Merger Agreement.

(3)	During the three and nine months ended September 30, 2008, the Company recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Minority interest in (loss) income of consolidated entities, net of income taxes for the three and nine months ended September 30, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for the three and nine months ended September 30, 2008 was impacted by $35 million as a result of the Goodwill impairment.

16.	Subsequent Events

See Note 9, “Debt and Borrowing Arrangements” for a discussion of subsequent events related to the Company’s borrowing arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. This Item 2 should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and our Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (this “Form 10-Q”), “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 (our “Q1 Form 10-Q”) and June 30, 2008 (our “Q2 Form 10-Q”) and “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our“2007 Form 10-K”).

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”) which includes PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”). PHH Home Loans is a mortgage venture that we maintain with Realogy Corporation (“Realogy”). Our Mortgage Production segment generated 19% of our Net revenues for the nine months ended September 30, 2008. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases mortgage servicing rights (“MSRs”) and acts as a subservicer for certain clients that own the underlying MSRs. Our Mortgage Servicing segment generated 4% of our Net revenues for the nine months ended September 30, 2008. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the United States (the “U.S.”) and Canada through PHH Vehicle Management Services Group LLC (“PHH Arval”). Our Fleet Management Services segment generated 75% of our Net revenues for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, 2% of our Net revenues were generated from the terminated Merger Agreement (as defined and further discussed below) which were not allocated to our reportable segments.

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

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a settlement agreement (the “Settlement Agreement”) between us, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million, which is included in Other income in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008, and we paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we received work product that those consultants provided to BCP V and Pearl Acquisition.

Mortgage Industry Trends

Overall Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit, including loan to value requirements. Beginning in the middle of 2007 and continuing through the filing of this Form 10-Q, the mortgage industry has implemented more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan to value ratio to qualify for a mortgage. While prime borrowers with lower loan to value ratios continue to have access to mortgage loans, the cost to acquire those loans has increased resulting in higher mortgage rates or fees to the borrower. These industry changes have negatively impacted home affordability, home values, and the demand for housing, leading to lower loan origination volumes for the mortgage industry.

Some economists are projecting a prolonged economic recession, the timing, extent and severity of which could further negatively impact loan origination volumes. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, as well as to increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that are expected to impact the mortgage industry are as follows:

•	Housing and Economic Recovery Act of 2008: Enacted in July 2008, this legislation, among other things: (i) addresses, on a permanent basis, the temporary changes in the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Association (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Enterprises” or “GSEs”), Federal Housing Administration (“FHA”) and Department of Veteran Affairs (“VA”) single-family loan limits established in February under the Economic Stimulus Act of 2008, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator, the Federal Housing Finance Agency (the “FHFA”), and new regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigns the U.S. Department of Housing and Urban Development the responsibility for establishing requirements for those states not enacting licensing laws.

•	Conservatorship of Fannie Mae and Freddie Mac: In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted it control and oversight of these GSEs. As conservator, the FHFA has all rights, titles, powers and privileges of Fannie Mae and Freddie Mac, and of any stockholder, officer or director with respect to their assets and title to all of their books, records and assets held by any other legal custodian or third party. In conjunction with this announcement, the U.S. Treasury Department (the “Treasury”) announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market.

•	Emergency Economic Stabilization Act of 2008 (the “EESA”): Enacted in October 2008, the EESA, amongst other things, authorizes the Treasury to create a Troubled Asset Relief Program (“TARP”) to purchase distressed assets from financial institutions. Under the EESA, the Treasury is authorized to utilize up to $700 billion in its efforts to stabilize the financial system of the U.S. These efforts could include the direct purchase of assets, including mortgage-backed securities (“MBS”) and whole loans, from financial institutions, government infusion of equity into financial institutions and providing insurance for troubled assets. The EESA also contains homeownership protection provisions that require the Treasury to modify distressed loans, where possible, to provide homeowners relief from potential foreclosure. Companies that participate in TARP, or the government’s equity purchase program, may be subject to the requirements in the EESA, which establishes certain corporate governance standards, including limitations on executive compensation and incentive payments.

These three specific actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding FHA lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac through the conservatorship and guarantee of GSE obligations; and increase bank lending capacity by injecting capital in the banking system through the EESA. While it is too early to tell how and when these initiatives may impact the industry, these actions could improve the negative trends that the mortgage industry has experienced since the middle of 2007.

Despite these initiatives, we expect that the mortgage industry may continue to experience lower loan origination volumes during the remainder of 2008 and during 2009. As of October 2008, Fannie Mae’s Economic and Mortgage Market Developments forecasted a decline in industry loan originations of approximately 22% in 2009 from forecasted 2008 levels, which was comprised of a 34% decline in forecasted refinance activity coupled with a 10% decline in forecasted purchase originations. Additionally, median home prices in 2009 are forecasted to decline an additional 4% compared to 2008.

Beginning in the second half of 2007, many origination companies commenced bankruptcy proceedings, shut down or severely curtailed their lending activities. More recently, the adverse conditions in the mortgage industry, credit markets and the U.S. economy in general has resulted in further consolidation within the industry, with many large financial institutions being acquired or combined, including the related mortgage operations. Such consolidation includes the acquisition of Countrywide Financial Corporation by Bank of America Corporation, JPMorgan Chase’s acquisition of Washington Mutual’s banking operations and the acquisition of Wachovia Corporation by Wells Fargo & Company. While the consolidation of several of our largest competitors may result in more normalized margins, our competitors continue to have access to greater financial resources than we have, which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering. This shift to more traditional prime loan products may result in a further increase in competition within the mortgage industry, which could have a negative impact on our Mortgage Production segment’s results of operations during 2009.

Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to directly originate mortgage loans. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships.

While we believe that we will continue to gain market share by entering into new outsourcing relationships, we expect that our mortgage originations will decrease during the remainder of 2008 and during 2009 compared to 2007 levels in both refinance originations and purchase originations.

In response to lower mortgage origination volumes, we reduced costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. Through a combination of employee attrition and job eliminations, we reduced average full-time equivalent employees for the nine months ended September 30, 2008 by approximately 650 in comparison to the average for the nine months ended September 30, 2007, primarily in our Mortgage Production segment. We also restructured commission plans and reduced marketing expenses during the nine months ended September 30, 2008. These efforts favorably impacted our pre-tax results for the third quarter of 2008 and the nine months ended September 30, 2008 by $10 million and $34 million, respectively, in comparison to the comparable periods of 2007, and we expect that they will favorably impact our pre-tax results for the remainder of 2008 by approximately $4 million in comparison to the comparable period of 2007. Additionally, during the third quarter of 2008 we implemented a plan to further reduce Salaries and related expenses in our Mortgage Production and Mortgage Servicing segments through a combination of additional job eliminations, which resulted in the elimination of approximately 120 jobs, and reduced salaries. As a result, we incurred approximately $3 million of severance and outplacement costs during the third quarter of 2008, which we estimate will benefit 2009 pre-tax results by approximately $12 million. We continue to evaluate our cost structure and will explore additional measures in the future to align our resources and expenses with expected mortgage origination volumes.

See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.

Mortgage Production Trends

The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Notwithstanding the impact of interest rates, we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment will be negatively impacted during the remainder of 2008 and during 2009 by declines in home prices and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage loan more difficult. However, many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) will have their rates reset during the remainder of 2008 and during 2009, which may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes. We also anticipate a continued challenging environment for purchase originations during the remainder of 2008 and during 2009 as an excess inventory of homes, declining home values and increased foreclosures may make it difficult for many homeowners to sell their homes or qualify for a new mortgage.

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien products and loans with origination flaws or performance issues (“Scratch and Dent Loans”), negatively impacted the price which could be obtained for such products in the secondary market. The valuation of mortgage loans held for sale (“MLHS”) as of September 30, 2008 reflected this discounted pricing. (See “Item 1A. Risk Factors—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-Q for more information.)

The components of our MLHS, recorded at fair value, were as follows:

September 30,
2008
(In millions)

First mortgages:
Conforming(1)	$992
Non-conforming	58
Alt-A(2)	3
Construction loans	46

Total first mortgages	1,099

Second lien	40
Scratch and Dent(3)	55
Other	1

Total	$1,195

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

As a result of the continued lack of liquidity in the secondary market for non-conforming loans, several of our financial institution clients increased their investment in jumbo loan originations, which caused a decline in our loans closed to be sold that was partially offset by an increase in our fee-based closings. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary mortgage market conditions, market developments negatively impacted Gain (loss) on mortgage loans, net during the nine months ended September 30, 2008, and may continue to have a negative impact during the remainder of 2008 and during 2009. (See “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” Included in our 2007 Form 10-K and

“Item 1A. Risk Factors—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-Q for more information.)

In July 2008, Countrywide Financial Corporation, one of our largest competitors, announced the completion of its merger with an affiliate of Bank of America Corporation. Subsequently, in September 2008, Bank of America Corporation announced that it had agreed to purchase Merrill Lynch & Co., Inc., the parent company of Merrill Lynch Credit Corporation (“Merrill Lynch”), which is our largest private-label client and accounted for approximately 23% and 20% of our mortgage loan originations during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Upon the closing of the purchase of Merrill Lynch & Co., Inc. by Bank of America Corporation, both Countrywide Financial Corporation and Merrill Lynch will be under the same ownership structure. We have several agreements with Merrill Lynch, including the Origination Assistance Agreement, dated as of December 15, 2000, as amended (the “OAA”), pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided that we remain in compliance with its terms, the OAA automatically renews for an additional five-year term, expiring on December 31, 2015. (See “Item 1. Business—Arrangements with Merrill Lynch” included in our 2007 Form 10-K for additional information regarding the OAA and our other agreements with Merrill Lynch.)

Mortgage Servicing Trends

The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2007 levels. We expect foreclosure costs to remain higher throughout 2008 and during 2009 due to an increase in borrower delinquencies and declining home prices. During the nine months ended September 30, 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices during the nine months ended September 30, 2008. Foreclosure losses during the third quarter of 2008 were $12 million compared to $4 million during the third quarter of 2007. Foreclosure losses during the nine months ended September 30, 2008 were $26 million compared to $13 million during the nine months ended September 30, 2007. Foreclosure related reserves increased by $27 million to $76 million as of September 30, 2008 from December 31, 2007. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we may experience increased foreclosure losses and may need to increase our reserves associated with loans sold with recourse during the remainder of 2008 and during 2009.

While the decline in the housing market and general economic conditions have resulted in higher delinquencies and foreclosure costs, these conditions have also made it more difficult for certain borrowers to prepay their mortgages which increases the relative value of the MSRs, all other factors being constant. The increase in the value of our MSRs related to relatively slower prepayments was partially offset by significantly higher volatility, which negatively impacted the value of our MSRs and significantly increased the costs associated with hedging MSRs. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant, which could result in increased volatility in the results of operations of our Mortgage Servicing segment during the remainder of 2008 and during 2009.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. These regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

In February 2008, Freddie Mac announced that for mortgage loans closed after June 1, 2008, it was changing its eligibility requirements to prohibit approved private mortgage insurers from ceding more than 25% of gross premiums to captive reinsurance companies. During the second quarter of 2008, our wholly owned mortgage reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”), renegotiated its agreement with one primary mortgage insurer whose reinsurance contract was impacted by this new requirement and agreed to a reduction in premiums ceded and a new loss rate range for prospective loan closings. Atrium’s contracts with two primary mortgage insurers were not renegotiated and Atrium ceased reinsuring new mortgage loans under these contracts as of June 1, 2008. During the third quarter of 2008, the two primary mortgage insurers with which we have current reinsurance agreements indicated that they do not intend to utilize excess of loss structures to reinsure any new mortgage insurance business after December 31, 2008. Atrium provides reinsurance using excess of loss contracts, under which Atrium pays losses after they reach a certain level for each book year. Therefore, we expect these remaining reinsurance agreements will be placed into runoff by the end of this year. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. We are still evaluating other potential reinsurance structures with these primary mortgage insurers, but have not reached any agreements as of the filing date of this Form 10-Q. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for additional information regarding mortgage reinsurance.)

Continued increases in mortgage loan delinquency rates could also have a negative impact on our reinsurance business as further declines in real estate values and continued deterioration in economic conditions could adversely impact borrowers’ ability to repay mortgage loans. While there were no paid losses under reinsurance agreements during the nine months ended September 30, 2008, reinsurance related reserves increased by $29 million to $61 million, reflective of the recent trends. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during the remainder of 2008 and during 2009 as anticipated losses become incurred. We expect to begin to pay claims for certain book years and reinsurance agreements during 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $252 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. We believe that this amount is significantly higher than the expected claims; therefore, the payment of these claims is expected to have minimal impact on our liquidity.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further description of the impact of these industry trends on our Mortgage Production and Mortgage Servicing segments during each of the three and nine months ended September 30, 2008 and 2007.

Fleet Industry Trends

The U.S. commercial fleet management services market has continued to experience little or no growth over the last several years as reported by the Automotive Fleet 2008, 2007 and 2006 Fact Books. We expect this trend to continue during the remainder of 2008 and during 2009, due to the uncertainty and liquidity constraints of the U.S. economy. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services, which growth has been negatively impacted during 2008 and we anticipate will continue to be negatively impacted during the remainder of 2008 and during 2009 by deteriorating economic conditions and the timing associated with the roll-off of leased units due to the uncertainty generated by the announcement of the Merger Agreement in 2007, which was ultimately terminated in 2008.

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-Q. This trend continues to impact the commercial fleet management services industry and has constrained, and we expect will continue to constrain, certain traditionally available sources of funds for this industry. As a result, we are in the process of evaluating our funding strategy for our Fleet Management Services segment. See “—Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity and “Item 1A. Risk Factors—Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated, not renewed or made unavailable to us, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-Q for additional information.

As our borrowing arrangements begin to mature, we expect the cost of funds to significantly increase with respect to borrowing arrangements that we seek to extend and with respect to our entry into new borrowing arrangements. Our cost of debt associated with asset-backed commercial paper (“ABCP”) issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) $2.9 billion capacity Series 2006-1 and $1.0 billion capacity Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during the nine months ended September 30, 2008 as the costs associated with the Chesapeake Series 2006-1 renewal reflected higher conduit fees. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted during the remainder of 2008 and during 2009 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment.

The Series 2006-2 and 2006-1 notes are scheduled to expire on November 28, 2008 and February 26, 2009, respectively. We are currently in discussions with the lenders of the Series 2006-2 notes regarding the potential renewal of all or a portion of these notes. There can be no assurance that we and the lenders to the Series 2006-2 notes will arrive at commercially agreeable terms to renew these notes prior to their scheduled expiration date. Alternatively, we have the flexibility to choose to allow the Series 2006-2 notes to amortize in accordance with their terms. In that event, monthly payments will be made on the notes through the earlier of 125 months following November 28, 2008 or when the notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. As of September 30, 2008, the available capacity under the Company’s Series 2006-1 notes was $526 million and we did not have any available capacity under our Series 2006-2 notes. In the event we choose to allow the Series 2006-2 notes to amortize in accordance with their terms, we intend to utilize the available capacity under the Series 2006-1 notes to fund new vehicle leases.

Due to disruptions in the credit markets beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $169 million of these leases are being funded by our unsecured borrowings as of September 30, 2008. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” for further description of the impact of this trend on our Fleet Management Services segment during the three and nine months ended September 30, 2008.)

We are evaluating various alternatives to reduce costs in our Fleet Management Services segment to better align our resources and expenses with our anticipated costs of funds, including the elimination of up to 100 positions. We expect to incur severance and outplacement costs between $3 million and $5 million during the fourth quarter of 2008 and the first quarter of 2009. We expect the favorable impact on our 2009 pre-tax results as a result of these alternatives may be between $6 million and $10 million. Additionally, we are working towards modifying the index associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds; however, there can be no assurance that we will be successful in this effort with our individual clients.

Results of Operations—Third Quarter 2008 vs. Third Quarter 2007

Consolidated Results

Our consolidated results of operations for the third quarters of 2008 and 2007 were comprised of the following:

	Three Months
	Ended September 30,
	2008	2007	Change
	(In millions)

Net revenues	$533	$484	$49
Total expenses	674	571	103

Loss before income taxes and minority interest	(141)	(87)	(54)
Benefit from income taxes	(32)	(50)	18

Loss before minority interest	$(109)	$(37)	$(72)

During the third quarter of 2008, our Net revenues increased by $49 million (10%) compared to the third quarter of 2007, due to a $108 million favorable change in our Mortgage Production segment that was partially offset by unfavorable changes of $49 million and $7 million in our Mortgage Servicing and Fleet Management Services segments, respectively, and an increase of $3 million in intersegment eliminations. Our Loss before income taxes and minority interest increased by $54 million (62%) during the third quarter of 2008 compared to the third quarter of 2007 due to unfavorable changes of $64 million and $13 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by a $20 million favorable change in our Mortgage Production segment and a $3 million decrease in other expenses not allocated to our reportable segments, primarily related to the terminated Merger Agreement.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, we record a discrete year-to-date income tax provision or benefit on those results.

During the third quarter of 2008, the Benefit from income taxes was $32 million and was significantly impacted by a $9 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the third quarter of 2008 for which we believe it is more likely than not that the loss carryforwards will not be realized). Additionally, a portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $14 million. Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the third quarters of 2008 and 2007.

During the third quarter of 2007, the Benefit from income taxes was $50 million and was significantly impacted by a $14 million decrease in valuation allowances for deferred tax assets (primarily due to the utilization of loss carryforwards during the third quarter of 2007). In addition, we recorded a state income tax benefit of $8 million.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Three Months			Three Months
	Ended September 30,			Ended September 30,
	2008	2007	Change	2008		2007	Change
			(In millions)

Mortgage Production segment	$98	$(10)	$108	$(67	)(3)	$(113)	$46
Mortgage Servicing segment	(25)	24	(49)	(66)		(2)	(64)

Total Mortgage Services	73	14	59	(133	)(3)	(115)	(18)
Fleet Management Services segment	463	470	(7)	17		30	(13)

Total reportable segments	536	484	52	(116	)(3)	(85)	(31)
Other(2)	(3)	—	(3)	—		(3)	3

Total Company	$533	$484	$49	$(116	)(3)	$(88)	$(28)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Loss before income taxes and minority interest	$(141)	$(87)
Minority interest in (loss) income of consolidated entities, net of income taxes(3)	(25)	1

Segment loss	$(116)	$(88)

(2)	Net revenues reported under the heading Other for the third quarters of 2008 represent intersegment eliminations. Segment loss reported under the heading Other for the third quarter of 2007 represents expenses related to the terminated Merger Agreement.

(3)	During the third quarter of 2008, we recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Minority interest in (loss) income of consolidated entities, net of income taxes for the third quarter of 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for the third quarter of 2008 was impacted by $35 million as a result of the Goodwill impairment.

Mortgage Production Segment

Net revenues changed favorably by $108 million during the third quarter of 2008 compared to the third quarter of 2007. As discussed in greater detail below, the increase in Net revenues was due to an $86 million favorable change in Gain (loss) on mortgage loans, net, a $16 million increase in Mortgage fees, a $5 million decrease in Mortgage net finance expense and a $1 million increase in Other income.

Segment loss decreased by $46 million (41%) during the third quarter of 2008 compared to the third quarter of 2007 as the $108 million favorable change in Net revenues and a $26 million change in Minority interest in (loss) income of consolidated entities, net of income taxes was partially offset by an $88 million (86%) increase in Total expenses. The $88 million increase in Total expenses was primarily due to a $61 million non-cash charge for Goodwill impairment recorded during the third quarter of 2008, related to the PHH Home Loans reporting unit, and a $26 million increase in Salaries and related expenses. Minority interest in (loss) income of consolidated entities, net of income taxes for the third quarter of 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the PHH Home Loans’ Goodwill impairment. The impact of the PHH Home Loans’ Goodwill impairment on segment loss for the third quarter of 2008 was $35 million. (See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.)

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

(“SFAS No. 159”) and Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was our policy prior to the adoption of SFAS No. 159. SAB 109 requires the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$4,320	$7,382	$(3,062)	(41)%
Fee-based closings	3,532	2,793	739	26%

Total closings	$7,852	$10,175	$(2,323)	(23)%

Purchase closings	$6,198	$7,331	$(1,133)	(15)%
Refinance closings	1,654	2,844	(1,190)	(42)%

Total closings	$7,852	$10,175	$(2,323)	(23)%

Fixed rate	$4,372	$6,374	$(2,002)	(31)%
Adjustable rate	3,480	3,801	(321)	(8)%

Total closings	$7,852	$10,175	$(2,323)	(23)%

Number of loans closed (units)	34,499	47,031	(12,532)	(27)%

Average loan amount	$227,599	$216,361	$11,238	5%

Loans sold	$5,059	$8,385	$(3,326)	(40)%

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$50	$34	$16	47%

Gain (loss) on mortgage loans, net	49	(37)	86	n/m (1)

Mortgage interest income	22	41	(19)	(46)%
Mortgage interest expense	(25)	(49)	24	49%

Mortgage net finance expense	(3)	(8)	5	63%

Other income	2	1	1	100%

Net revenues	98	(10)	108	n/m (1)

Salaries and related expenses	74	48	26	54%
Occupancy and other office expenses	11	12	(1)	(8)%
Other depreciation and amortization	4	4	—	—
Other operating expenses	40	38	2	5%
Goodwill impairment	61	—	61	n/m (1)

Total expenses	190	102	88	86%

Loss before income taxes and minority interest	(92)	(112)	20	18%
Minority interest in (loss) income of consolidated entities, net of income taxes	(25)	1	(26)	n/m (1)

Segment loss	$(67)	$(113)	$46	41%

(1)	n/m—Not meaningful.

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

Prior to the adoption of SFAS No. 159 on January 1, 2008, fee income on loans closed to be sold was deferred until the loans were sold and was recognized in Gain (loss) on mortgage loans, net in accordance with SFAS No. 91. Subsequent to electing the Fair Value Option under SFAS No. 159 for our MLHS, fees associated with the origination and acquisition of MLHS are recognized as earned, rather than deferred pursuant to SFAS No. 91, as presented in the following table:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$50	$59	$(9)	(15)%
Deferred fees under SFAS No. 91	—	(25)	25	n/m (1)

Mortgage fees	$50	$34	$16	47%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income decreased by $9 million (15%) during the third quarter of 2008 compared to the third quarter of 2007 primarily due to a 41% decrease in loans closed to be sold that was partially offset by a 26% increase in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the third quarter of 2008 compared to the third quarter of 2007. Refinance closings decreased during the third quarter of 2008 compared to the third quarter of 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influenced the level of refinance originations, including home prices, underwriting standards and product characteristics. The decline in purchase closings was due to the decline in overall housing purchases during the third quarter of 2008 compared to the third quarter of 2007.

Gain (Loss) on Mortgage Loans, Net

Subsequent to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, Gain (loss) on mortgage loans, net includes realized and unrealized gains and losses on our MLHS, as well as the changes in fair value of all loan-related derivatives, including our interest rate lock commitments (“IRLCs”) and freestanding loan-related derivatives. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. The MSRs are recognized and capitalized at the date the loans are sold and subsequent changes in the fair value of MSRs are recorded in Change in fair value of mortgage servicing rights in the Mortgage servicing segment.

Prior to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain (loss) on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). (See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

The components of Gain (loss) on mortgage loans, net were as follows:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$72	$85	$(13)	(15)%
Economic hedge results:
Decline in valuation of ARMs	(1)	(11)	10	91%
Decline in valuation of Scratch and Dent loans	(3)	(48)	45	94%
Decline in valuation of Alt-A loans	(1)	(8)	7	88%
Decline in valuation of second-lien loans	(2)	(18)	16	89%
Decline in valuation of jumbo loans	(4)	(4)	—	—
Other economic hedge results	(12)	(14)	2	14%

Total economic hedge results	(23)	(103)	80	78%

Recognition of deferred fees and costs, net	—	(19)	19	n/m (1)

Gain (loss) on mortgage loans, net	$49	$(37)	$86	n/m (1)

(1)	n/m—Not meaningful.

Gain (loss) on mortgage loans, net changed favorably by $86 million from the third quarter of 2007 to the third quarter of 2008 due to an $80 million favorable variance from economic hedge results from our risk management activities related to IRLCs and mortgage loans and $19 million of previously deferred fees and costs recognized during the third quarter of 2007 that were partially offset by a $13 million decrease in gain on loans.

During the third quarter of 2007, we experienced a significant decline in the valuation of ARMs, Scratch and Dent, Alt-A, jumbo and second-lien loans. This decline reflected the initial indications of illiquidity in the secondary mortgage market and the most significant decline in valuations for these types of loans. Although we continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for these types of loans during the third quarter of 2008, the population of these types of loans included in Mortgage loans held for sale in our accompanying Condensed Consolidated Balance Sheet during the third quarter of 2008 declined significantly in comparison to the third quarter of 2007, due to the fact that subsequent to September 30, 2007, we sold many of these loans at discounted pricing, revised our underwriting standards and our consumer loan pricing, or eliminated the offering of these products.

The $13 million decrease in gain on loans during the third quarter of 2008 compared to the third quarter of 2007 was primarily due to the lower volume of IRLCs expected to close during the third quarter of 2008 compared to loans sold during the third quarter of 2007. Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain (loss) on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $3.5 billion in the third quarter of 2008 compared to loans sold during the third quarter of 2007 of $8.4 billion. IRLCs expected to close in the third quarter of 2008 were negatively impacted by the change in mix between fee-based closing and loans closed to be sold, as well as the decline in overall industry origination volumes.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $5 million (63%) during the third quarter of 2008 compared to the third quarter of 2007 due to a $24 million (49%) decrease in Mortgage interest expense that was partially offset by a $19 million (46%) decrease in Mortgage interest income. The $24 million decrease in Mortgage interest expense was primarily attributable to decreases of $13 million due to lower average borrowings and $11 million due to lower cost of funds from our outstanding borrowings. The lower average borrowings were primarily attributable to the decline in our loans closed to be sold in comparison to the third quarter of 2007. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month London Interbank Offered Rate (“LIBOR”), which is used as a benchmark for short-term rates, decreased by 281 basis points (“bps”) during the third quarter of 2008 compared to the third quarter of 2007. The $19 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

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

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$74	$85	$(11)	(13)%
Deferred loan origination costs under SFAS No. 91	—	(37)	37	n/m (1)

Salaries and related expenses	$74	$48	$26	54%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $11 million (13%) during the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily attributable to a $7 million decrease in commissions expense, primarily due to the 23% decline in total closings during the third quarter of 2008 compared to the third quarter of 2007, combined with a $7 million reduction in salaries and related benefits and incentives primarily due to employee attrition and job eliminations, which reduced average full-time equivalent employees during the third quarter of 2008 compared to the third quarter of 2007. These decreases were partially offset by $3 million of additional severance and outplacement costs incurred in connection with job eliminations during the third quarter of 2008.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$40	$40	$—	—
Deferred loan origination costs under SFAS No. 91	—	(2)	2	n/m	(1)

Other operating expenses	$40	$38	$2	5%

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs remained consistent with the third quarter of 2008 compared to the third quarter of 2007.

Mortgage Servicing Segment

Net revenues changed unfavorably by $49 million during the third quarter of 2008 compared to the third quarter of 2007. As discussed in greater detail below, the unfavorable change in Net revenues was due to unfavorable changes of $28 million in Mortgage net finance (expense) income, $12 million in Loan servicing income and $9 million in Valuation adjustments related to mortgage servicing rights.

Segment loss increased by $64 million during the third quarter of 2008 compared to the third quarter of 2007 due to the $49 million unfavorable change in Net revenues and a $15 million (58%) increase in Total expenses. The $15 million increase in Total expenses was primarily due to a $14 million increase in Other operating expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$147,452	$165,770	$(18,318)	(11)%

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$16	$50	$(34)	(68)%
Mortgage interest expense	(17)	(23)	6	26%

Mortgage net finance (expense) income	(1)	27	(28)	n/m(1)

Loan servicing income	111	123	(12)	(10)%

Change in fair value of mortgage servicing rights	(77)	(249)	172	69%
Net derivative (loss) gain related to mortgage servicing rights	(62)	119	(181)	n/m (1)

Valuation adjustments related to mortgage servicing rights	(139)	(130)	(9)	(7)%

Net loan servicing loss	(28)	(7)	(21)	(300)%

Other income	4	4	—	—

Net revenues	(25)	24	(49)	n/m (1)

Salaries and related expenses	8	8	—	—
Occupancy and other office expenses	3	2	1	50%
Other operating expenses	30	16	14	88%

Total expenses	41	26	15	58%

Segment loss	$(66)	$(2)	$(64)	n/m (1)

(1)	n/m—Not meaningful.

Mortgage Net Finance (Expense) Income

Mortgage net finance (expense) income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds of our outstanding borrowings. Mortgage net finance (expense) income changed unfavorably by $28 million during the third quarter of 2008 compared to the third quarter of 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in the third quarter of 2008 compared to the third quarter of 2007 as escrow balances earn income based on one-month LIBOR, coupled with lower average escrow balances resulting from the sales of MSRs during the third and fourth quarters of 2007. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 281 bps during the third quarter of 2008 compared to the third quarter of 2007.

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

The components of Loan servicing income were as follows:

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Net service fee revenue	$109	$127	$(18)	(14)%
Late fees and other ancillary servicing revenue	10	2	8	400%
Curtailment interest paid to investors	(6)	(10)	4	40%
Net reinsurance (loss) income	(2)	4	(6)	n/m (1)

Loan servicing income	$111	$123	$(12)	(10)%

(1)	n/m—Not meaningful.

Loan servicing income decreased by $12 million (10%) from the third quarter of 2007 to the third quarter of 2008 primarily due to a decrease in net service fee revenue and an unfavorable change in net reinsurance (loss) income partially offset by an increase in late fees and other ancillary servicing revenue and a decrease in curtailment interest paid to investors. The $18 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $6 million unfavorable change in net reinsurance (loss) income during the third quarter of 2008 compared to the third quarter of 2007 was primarily due to an increase in the liability for reinsurance losses. The $8 million increase in late fees and other ancillary servicing revenue was primarily due to a $9 million realized loss, including direct expenses, on the sale of MSRs during the third quarter of 2007. The decrease in curtailment interest paid to investors was primarily due to a decrease in loan prepayments as well as the 11% decrease in the average servicing portfolio during the third quarter of 2008 compared to the third quarter of 2007.

As of September 30, 2008, we had $1.7 billion of MSRs associated with $129.3 billion of the unpaid principal balance of the underlying mortgage loans. We monitor our risk exposure, capital structure and sources of liquidity to determine the appropriate amount of MSRs to retain on our Balance Sheet. During the third and fourth quarters of 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment during the remainder of 2008.

Valuation Adjustments Related to Mortgage Servicing Rights

Valuation adjustments related to mortgage servicing rights includes Change in fair value of mortgage servicing rights and Net derivative (loss) gain related to mortgage servicing rights. The components of Valuation adjustments related to mortgage servicing rights are discussed separately below.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $76 million and $90 million during the third quarters of 2008 and 2007, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model were unfavorable changes of $1 million and $159 million during the third quarters of 2008 and 2007, respectively. The unfavorable change during the third quarter of 2008 was primarily due to the impact of a decrease in the spreads between mortgage coupon rates and the underlying risk-free interest rates that was partially offset by a decrease in modeled prepayment speeds, which were adjusted to reflect current market conditions and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. The unfavorable change during the third quarter of 2007 was primarily due to the effects of a decrease in mortgage interest rates leading to higher expected prepayments that was partially offset by the impact of an increase in the spreads between mortgage coupon rates and the underlying risk-free interest rates and a steeper yield curve. (See “—Critical Accounting Policies—Fair Value Measurements” for an analysis of the impact of 10% variations in key assumptions on the fair value of our MSRs.)

Net Derivative (Loss) Gain Related to Mortgage Servicing Rights:  From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs, thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized in certain environments regardless of the change in interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant. (See “Item 1A. Risk Factors—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-Q for more information.)

The value of derivatives related to our MSRs decreased by $62 million during the third quarter of 2008 and increased by $119 million during the third quarter of 2007. As described below, our net results from MSRs risk management activities were losses of $63 million and $40 million during the third quarters of 2008 and 2007, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2008.

The following table outlines Net loss on MSRs risk management activities:

	Three Months
	Ended September 30,
	2008	2007
	(In millions)

Net derivative (loss) gain related to mortgage servicing rights	$(62)	$119
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(1)	(159)

Net loss on MSRs risk management activities	$(63)	$(40)

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and remained consistent with the third quarter of 2008 compared to the third quarter of 2007. Our Investment securities consist of interests that continue to be held in securitizations, or retained interests. The unrealized gains during the third quarter of 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “—Critical Accounting Policies” below for more information.)

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and real estate owned (“REO”) and allocations for overhead. Other operating expenses increased by $14 million (88%) during the third quarter of 2008 compared to the third quarter of 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices in the third quarter of 2008 compared to the third quarter of 2007.

Fleet Management Services Segment

Net revenues decreased by $7 million (1%) during the third quarter of 2008 compared to the third quarter of 2007. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $4 million in Other income, $2 million in Fleet lease income and $1 million in Fleet management fees.

Segment profit decreased by $13 million (43%) during the third quarter of 2008 compared to the third quarter of 2007 due to the $7 million decrease in Net revenues and a $6 million (1%) increase in Total expenses. The $6 million increase in Total expenses was primarily due to increases of $13 million in Other operating expenses and $7 million in Depreciation on operating leases that were partially offset by a decrease of $15 million in Fleet interest expense.

For the third quarter of 2008 compared to the third quarter of 2007, the primary driver for the reduction in segment profit was an increase in the total cost of funds associated with our vehicle management asset-backed debt, which reduced margins since the interest component of our Fleet lease income is benchmarked to broader market indices. For the third quarter of 2008 compared to the third quarter of 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to deteriorating economic conditions and the timing associated with the roll-off of leased units due to the uncertainty generated by the announcement of the Merger Agreement in 2007, which was ultimately terminated in 2008.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the
	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In thousands of units)

Leased vehicles	333	343	(10)	(3)%
Maintenance service cards	294	327	(33)	(10)%
Fuel cards	289	332	(43)	(13)%
Accident management vehicles	321	335	(14)	(4)%

	Three Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Fleet management fees	$40	$41	$(1)	(2)%
Fleet lease income	401	403	(2)	—
Other income	22	26	(4)	(15)%

Net revenues	463	470	(7)	(1)%

Salaries and related expenses	23	23	—	—
Occupancy and other office expenses	5	5	—	—
Depreciation on operating leases	325	318	7	2%
Fleet interest expense	40	55	(15)	(27)%
Other depreciation and amortization	3	2	1	50%
Other operating expenses	50	37	13	35%

Total expenses	446	440	6	1%

Segment profit	$17	$30	$(13)	(43)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $1 million (2%) during the third quarter of 2008 compared to the third quarter of 2007, due to a $1 million decrease in revenue from our principal fee-based products.

Fleet Lease Income

Fleet lease income decreased by $2 million during the third quarter of 2008 compared to the third quarter of 2007, primarily due to a decrease in billings, partially offset by an increase in lease syndication volume. The decrease in billings was attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in the depreciation component of Fleet lease income related to vehicles under operating leases. For operating leases, Fleet lease income contains a depreciation component, an interest component and a management fee component. (See “—Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Other Income

Other income decreased by $4 million (15%) during the third quarter of 2008 compared to the third quarter of 2007, primarily due to decreased vehicle sales at our dealerships and a decrease in interest income that were partially offset by a $7 million gain recognized on the early termination of a technology development and licensing arrangement during the third quarter of 2008. The decrease in vehicle sales at our dealerships was primarily due to an overall decline in vehicle sales within the industry and the deterioration of general economic conditions.

Salaries and Related Expenses

Salaries and related expenses remained consistent with the third quarter of 2008 compared to the third quarter of 2007, primarily due to increases in variable compensation, as a result of an increase in Stock compensation expense, and benefits costs offset by an increase in Salaries and related expenses deferred under SFAS No. 91.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the third quarter of 2008 increased by $7 million (2%) compared to the third quarter of 2007, primarily due to an increase in vehicles under operating leases. (See “—Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Fleet Interest Expense

Fleet interest expense decreased by $15 million (27%) during the third quarter of 2008 compared to the third quarter of 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 281 bps during the third quarter of 2008 compared to the third quarter of 2007.

Other Operating Expenses

Other operating expenses increased by $13 million (35%) during the third quarter of 2008 compared to the third quarter of 2007, primarily due to an increase in cost of goods sold as a result of an increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of decreased vehicle sales at our dealerships.

Results of Operations—Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Consolidated Results

Our consolidated results of operations for the nine months ended September 30, 2008 and 2007 were comprised of the following:

	Nine Months
	Ended September 30,
	2008	2007	Change
	(In millions)

Net revenues	$1,838	$1,690	$148
Total expenses	1,903	1,703	200

Loss before income taxes and minority interest	(65)	(13)	(52)
(Benefit from) provision for income taxes	(4)	7	(11)

Loss before minority interest	$(61)	$(20)	$(41)

During the nine months ended September 30, 2008, our Net revenues increased by $148 million (9%) compared to the nine months ended September 30, 2007, due to an increase of $182 million in our Mortgage Production segment and a $46 million favorable change in other revenue, primarily related to the terminated Merger Agreement, not allocated to our reportable segments that were partially offset by decreases of $70 million and $10 million in our Mortgage Servicing and Fleet Management Services segments, respectively. Our Loss before income taxes and minority interest increased by $52 million (400%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to unfavorable changes of $118 million and $24 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by favorable changes of $50 million in other income (expenses), primarily related to the terminated Merger Agreement, not allocated to our reportable segments and $40 million in our Mortgage Production segment.

We record our interim income tax provisions or benefits by applying a projected full-year effective income tax rate to our quarterly pre-tax income or loss for results that we deem to be reliably estimable in accordance with FIN 18. Certain results dependent on fair value adjustments of our Mortgage Production and Mortgage Servicing segments are not considered to be reliably estimable and, therefore, we record a discrete year-to-date income tax provision or benefit on those results.

In April 2008, we received approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”). We recorded a net increase to our Benefit from income taxes for the nine months ended September 30, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

During the nine months ended September 30, 2008, the Benefit from income taxes was $4 million and was significantly impacted by an $8 million net increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards of $17 million generated during the nine months ended September 30, 2008 for which we believe it is more likely than not that the loss carryforwards will not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the IRS Method Change). Additionally, a portion of the PHH Home Loans’ Goodwill impairment was not deductible for federal and state income tax purposes, which impacted the computed effective tax rate for the interim period by $14 million. Due to our mix of income and loss from our operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the nine months ended September 30, 2008 and 2007.

During the nine months ended September 30, 2007, the Provision for income taxes was $7 million and was significantly impacted by a $13 million increase in valuation allowances for deferred tax assets (primarily due to loss carryforwards generated during the nine months ended September 30, 2007) for which we believed it was more likely than not that the deferred tax assets would not be realized and a $1 million increase in liabilities for income tax contingencies. In addition, we recorded a state income tax benefit of $5 million.

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Nine Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	Change	2008		2007	Change
	(In millions)

Mortgage Production segment	$349	$167	$182	$(93	)(3)	$(160)	$67
Mortgage Servicing segment	68	138	(70)	(48)		70	(118)

Total Mortgage Services	417	305	112	(141	)(3)	(90)	(51)
Fleet Management Services segment	1,376	1,386	(10)	57		81	(24)

Total reportable segments	1,793	1,691	102	(84	)(3)	(9)	(75)
Other(2)	45	(1)	46	42		(8)	50

Total Company	$1,838	$1,690	$148	$(42	)(3)	$(17)	$(25)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Loss before income taxes and minority interest	$(65)	$(13)
Minority interest in (loss) income of consolidated entities, net of income taxes(3)	(23)	4

Segment loss	$(42)	$(17)

(2)	Net revenues reported under the heading Other for the nine months ended September 30, 2008 represent amounts not allocated to our reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Net revenues reported under the heading Other for the nine months ended September 30, 2007 represent intersegment eliminations. Segment profit of $42 million reported under the heading Other for the nine months ended September 30, 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for the nine months ended September 30, 2007 represents expenses related to the terminated Merger Agreement.

(3)	For the nine months ended September 30, 2008, we recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Minority interest in (loss) income of consolidated entities, net of income taxes for the nine months ended September 30, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for the nine months ended September 30, 2008 was impacted by $35 million as a result of the Goodwill impairment.

Mortgage Production Segment

Net revenues increased by $182 million (109%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. As discussed in greater detail below, the increase in Net revenues was due to a $101 million increase in Gain on mortgage loans, net, a $71 million increase in Mortgage fees and a $10 million decrease in Mortgage net finance expense.

Segment loss decreased by $67 million (42%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as the $182 million increase in Net revenues and a $27 million change in Minority interest in (loss) income of consolidated entities, net of income taxes were partially offset by a $142 million (44%) increase in Total expenses. The $142 million increase in Total expenses was due to an $85 million increase in Salaries and related expenses and a $61 million non-cash charge for Goodwill impairment, related to the PHH Home Loans reporting unit, recorded during the nine months ended September 30, 2008, which were partially offset by decreases of $2 million in both Occupancy and other office expenses and Other operating expenses. Minority interest in (loss) income of consolidated entities, net of income taxes for the nine months ended September 30, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the PHH Home Loans’ Goodwill impairment. The impact of the PHH Home Loans’ Goodwill impairment on segment loss for the nine months ended September 30, 2008 was $35 million. (See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information.)

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$17,416	$23,231	$(5,815)	(25)%
Fee-based closings	11,140	8,005	3,135	39%

Total closings	$28,556	$31,236	$(2,680)	(9)%

Purchase closings	$17,335	$20,267	$(2,932)	(14)%
Refinance closings	11,221	10,969	252	2%

Total closings	$28,556	$31,236	$(2,680)	(9)%

Fixed rate	$16,442	$19,915	$(3,473)	(17)%
Adjustable rate	12,114	11,321	793	7%

Total closings	$28,556	$31,236	$(2,680)	(9)%

Number of loans closed (units)	121,002	145,359	(24,357)	(17)%

Average loan amount	$235,997	$214,891	$21,106	10%

Loans sold	$17,543	$23,998	$(6,455)	(27)%

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$172	$101	$71	70%

Gain on mortgage loans, net	177	76	101	133%

Mortgage interest income	71	140	(69)	(49)%
Mortgage interest expense	(74)	(153)	79	52%

Mortgage net finance expense	(3)	(13)	10	77%

Other income	3	3	—	—

Net revenues	349	167	182	109%

Salaries and related expenses	235	150	85	57%
Occupancy and other office expenses	32	34	(2)	(6)%
Other depreciation and amortization	10	12	(2)	(17)%
Other operating expenses	127	127	—	—
Goodwill impairment	61	—	61	n/m (1)

Total expenses	465	323	142	44%

Loss before income taxes and minority interest	(116)	(156)	40	26%
Minority interest in (loss) income of consolidated entities, net of income taxes	(23)	4	(27)	n/m (1)

Segment loss	$(93)	$(160)	$67	42%

(1)	n/m—Not meaningful.

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

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$172	$178	$(6)	(3)%
Deferred fees under SFAS No. 91	—	(77)	77	n/m (1)

Mortgage fees	$172	$101	$71	70%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income decreased by $6 million (3%) primarily due to the 9% decrease in total closings, which was the result of a 25% decrease in loans closed to be sold that was partially offset by a 39% increase in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Refinance closings increased during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influenced the level of refinance originations, including home prices, underwriting standards and product characteristics. The decline in purchase closings was due to the decline in overall housing purchases during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

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

Prior to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133. (See Note 7, “Derivatives and Risk Management

Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

Pursuant to the transition provisions of SAB 109, we recognized a benefit to Gain on mortgage loans, net during the nine months ended September 30, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.)

The components of Gain on mortgage loans, net were as follows:

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$258	$274	$(16)	(6)%
Economic hedge results:
Decline in valuation of ARMs	(20)	(11)	(9)	(82)%
Decline in valuation of Scratch and Dent loans	(19)	(48)	29	60%
Decline in valuation of Alt-A loans	(1)	(8)	7	88%
Decline in valuation of second-lien loans	(2)	(18)	16	89%
Decline in valuation of jumbo loans	(15)	(4)	(11)	(275)%
Other economic hedge results	(54)	(30)	(24)	(80)%

Total economic hedge results	(111)	(119)	8	7%

Increase in LOCOM reserve	—	(17)	17	n/m (1)
Recognition of deferred fees and costs, net	—	(62)	62	n/m (1)
Benefit of transition provision of SAB 109	30	—	30	n/m (1)

Gain on mortgage loans, net	$177	$76	$101	133%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $101 million (133%) from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 due to $62 million of previously deferred fees and costs recognized during the nine months ended September 30, 2007, the $30 million benefit of the transition provision of SAB 109, a $17 million valuation reserve related to declines in the value of our MLHS during the nine months ended September 30, 2007 and an $8 million favorable variance from our risk management activities related to IRLCs and MLHS that were partially offset by a $16 million decrease in gain on loans.

Prior to the adoption of SFAS No. 159, we recorded our MLHS at the lower of cost or market value (“LOCOM”), computed by the aggregate method. Gain on mortgage loans, net was negatively impacted during the third quarter of 2007 by an increase in the valuation reserve to record MLHS at LOCOM primarily due to declines in the value of Scratch and Dent loans during the second quarter of 2007. As a result of this increase in the valuation reserve, all MLHS as of the beginning of the third quarter of 2007 were recorded at their respective market values. Subsequently during the third quarter of 2007, there was a further decline in the valuation of Scratch and Dent loans, as well as Alt-A and other non-conforming mortgage loans, which is illustrated in the chart above.

The $16 million decrease in gain on loans during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the lower volume of IRLCs expected to close during the nine months ended September 30, 2008 compared to loans sold during the nine months ended September 30, 2007 that was partially offset by higher margins during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $15.8 billion in the nine months ended September 30, 2008 compared to loans sold during the nine months ended September 30, 2007 of $24.0 billion. IRLCs expected to close in the nine months ended September 30, 2008 were negatively impacted by the change in mix between fee-based closings and loans closed to be sold, as well as the decline in overall industry origination volumes.

During the nine months ended September 30, 2007, we experienced a significant decline in the valuation of ARMs, Scratch and Dent, Alt-A, jumbo and second-lien loans. This decline reflected the initial indications of illiquidity in the secondary mortgage market and the most significant decline in valuations for these types of loans. Although we continue to observe a lack of liquidity and lower valuations in the secondary mortgage market for these types of loans during the nine months ended September 30, 2008, the population of these types of loans during the nine months ended September 30, 2008 declined significantly in comparison to the nine months ended September 30, 2007, due to the fact that subsequent to September 30, 2007, we sold many of these loans at discounted pricing, revised our underwriting standards and consumer loan pricing, or eliminated the offering of these products. The $24 million unfavorable variance from other economic hedge results related to our risk management activities for IRLCs and other mortgage loans and was the result of an increase in hedge losses associated with increased interest rate volatility during the nine months ended September 30, 2008.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $10 million (77%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a $79 million (52%) decrease in Mortgage interest expense that was partially offset by a $69 million (49%) decrease in Mortgage interest income. The $79 million decrease in Mortgage interest expense was attributable to decreases of $49 million due to lower cost of funds from our outstanding borrowings and $30 million due to lower average borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 252 bps during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The lower average borrowings were primarily attributable to the decline in loans closed to be sold during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The $69 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

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

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$235	$269	$(34)	(13)%
Deferred loan origination costs under SFAS No. 91	—	(119)	119	n/m(1)

Salaries and related expenses	$235	$150	$85	57%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $34 million (13%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was due to decreases of $17 million in salaries and related benefits and incentives and $17 million in commission expense. The decrease in salaries and related benefits and incentives was primarily due to a combination of employee attrition and job eliminations, which reduced average full-time equivalent employees for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in commission expense was the result of the restructuring of commission plans during the nine months ended September 30, 2008 and a 9% decrease in total closings.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$127	$136	$(9)	(7)%
Deferred loan origination costs under SFAS No. 91	—	(9)	9	n/m(1)

Other operating expenses	$127	$127	$—	—

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs decreased by $9 million (7%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to a decrease in corporate overhead costs and the 9% decrease in total closings.

Mortgage Servicing Segment

Net revenues decreased by $70 million (51%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. As discussed in greater detail below, the decrease in Net revenues was due to a $63 million decrease in Mortgage net finance income and a $54 million decrease in Loan servicing income that were partially offset by a favorable change of $37 million in Valuation adjustments related to mortgage servicing rights and a $10 million increase in Other income.

Segment (loss) profit changed unfavorably by $118 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the $70 million decrease in Net revenues and a $48 million (71%) increase in Total expenses. The $48 million increase in Total expenses was due to increases of $45 million in Other operating expenses, $2 million in Salaries and related expenses and $1 million in Occupancy and other office expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$153,671	$163,508	$(9,837)	(6)%

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$68	$141	$(73)	(52)%
Mortgage interest expense	(54)	(64)	10	16%

Mortgage net finance income	14	77	(63)	(82)%

Loan servicing income	330	384	(54)	(14)%

Change in fair value of mortgage servicing rights	(109)	(232)	123	53%
Net derivative loss related to mortgage servicing rights	(179)	(93)	(86)	(92)%

Valuation adjustments related to mortgage servicing rights	(288)	(325)	37	11%

Net loan servicing income	42	59	(17)	(29)%

Other income	12	2	10	500%

Net revenues	68	138	(70)	(51)%

Salaries and related expenses	24	22	2	9%
Occupancy and other office expenses	8	7	1	14%
Other depreciation and amortization	1	1	—	—
Other operating expenses	83	38	45	118%

Total expenses	116	68	48	71%

Segment (loss) profit	$(48)	$70	$(118)	n/m (1)

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds of our outstanding borrowings. Mortgage net finance income decreased by $63 million (82%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as escrow balances earn income based on one-month LIBOR, coupled with lower average escrow balances resulting from the sale of MSRs during the third and fourth quarters of 2007. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 252 bps during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

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

The components of Loan servicing income were as follows:

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Net service fee revenue	$324	$376	$(52)	(14)%
Late fees and other ancillary servicing revenue	34	24	10	42%
Curtailment interest paid to investors	(24)	(33)	9	27%
Net reinsurance (loss) income	(4)	17	(21)	n/m (1)

Loan servicing income	$330	$384	$(54)	(14)%

(1)	n/m—Not meaningful.

Loan servicing income decreased by $54 million (14%) from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008 due to a decrease in net service fee revenue and an unfavorable change in net reinsurance (loss) income partially offset by an increase in late fees and other ancillary servicing revenue and a decrease in curtailment interest paid to investors. The $52 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $21 million unfavorable change in net reinsurance (loss) income during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to an increase in the liability for reinsurance losses. The $10 million increase in late fees and other ancillary servicing revenue was primarily due to a $9 million realized loss, including direct expenses, on the sale of MSRs during the third quarter of 2007. The decrease in curtailment interest paid to investors was primarily due to a decrease in loan prepayments as well as the 6% decrease in the average servicing portfolio during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

As of September 30, 2008, we had $1.7 billion of MSRs associated with $129.3 billion of the unpaid principal balance of the underlying mortgage loans. We monitor our risk exposure, capital structure and sources of liquidity to determine the appropriate amount of MSRs to retain on our Balance Sheet. During the third and fourth quarters of 2007, we sold approximately $433 million of MSRs associated with $29.2 billion of the unpaid principal balance of the underlying mortgage loans. We expect that these sales of MSRs will result in a proportionate decrease in our Net revenues for the Mortgage Servicing segment during the remainder of 2008.

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

The Change in fair value of mortgage servicing rights is attributable to the realization of expected cash flows and market factors which impact the market inputs and assumptions used in our valuation model. The fair value of our MSRs was reduced by $212 million and $253 million during the nine months ended September 30, 2008 and 2007, respectively, due to the realization of expected cash flows. The change in fair value due to changes in market inputs or assumptions used in the valuation model were favorable changes of $103 million and $21 million during the nine months ended September 30, 2008 and 2007, respectively. The favorable change during the nine months ended September 30, 2008 was primarily due to the impact of an increase in the spreads between mortgage coupon rates and the underlying risk-free interest rates, coupled with a decrease in modeled prepayment speeds, which were adjusted to reflect current market conditions and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. The favorable change during the nine months ended September 30, 2007 was primarily due to the impact of an increase in the spreads between mortgage coupon rates and the underlying risk-free interest rates and a steeper yield curve during the nine months ended September 30, 2007. (See “—Critical Accounting Policies—Fair Value Measurements” for an analysis of the impact of 10% variations in key assumptions on the fair value of our MSRs.)

Net Derivative Loss Related to Mortgage Servicing Rights:   From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 7, “Derivatives and Risk Management Activities” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized in certain environments regardless of the change in interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. During the nine months ended September 30, 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant. (See “Item 1A. Risk Factors—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-Q for more information.)

The value of derivatives related to our MSRs decreased by $179 million and $93 million during the nine months ended September 30, 2008 and 2007, respectively. As described below, our net results from MSRs risk management activities were losses of $76 million and $72 million during the nine months ended September 30, 2008 and 2007, respectively. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at September 30, 2008.

The following table outlines Net loss on MSRs risk management activities:

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)

Net derivative loss related to mortgage servicing rights	$(179)	$(93)
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	103	21

Net loss on MSRs risk management activities	$(76)	$(72)

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and increased by $10 million (500%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our Investment securities consist of interests that continue to be held in securitizations, or retained interests. The unrealized gains during the nine months ended September 30, 2008 were primarily attributable to a favorable progression of trends in expected prepayments and realized losses as compared to our initial estimates, leading to greater expected cash flows from the underlying securities. (See “—Critical Accounting Policies” below for more information.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $2 million (9%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in base compensation and benefits costs and a reversal of accrued incentive bonus expense during the nine months ended September 30, 2007.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses increased by $45 million (118%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Fleet Management Services Segment

Net revenues decreased by $10 million (1%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. As discussed in greater detail below, the decrease in Net revenues was due to a decrease of $12 million in Other income that was partially offset by increases of $1 million in both Fleet management fees and Fleet lease income.

Segment profit decreased by $24 million (30%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a $14 million (1%) increase in Total expenses and the $10 million decrease in Net revenues. The $14 million increase in Total expenses was due to increases of $27 million in Depreciation on operating leases, $19 million in Other operating expenses, $4 million in Salaries and related expenses and $1 million in Occupancy and other office expenses that were partially offset by decreases of $36 million in Fleet interest expense and $1 million in Other depreciation and amortization.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2008, the primary driver for the reduction in segment profit was an increase in the total cost of funds associated with our vehicle management asset-backed debt, which reduced margins since the interest component of our Fleet lease income is benchmarked to broader market indices. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to deteriorating economic conditions and the timing associated with the roll-off of leased units due to the uncertainty generated by the announcement of the Merger Agreement during 2007, which was ultimately terminated in 2008.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average For the
	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In thousands of units)

Leased vehicles	337	342	(5)	(1)%
Maintenance service cards	302	332	(30)	(9)%
Fuel cards	299	334	(35)	(10)%
Accident management vehicles	324	337	(13)	(4)%

	Nine Months
	Ended September 30,
	2008	2007	Change	% Change
	(In millions)

Fleet management fees	$123	$122	$1	1%
Fleet lease income	1,191	1,190	1	—
Other income	62	74	(12)	(16)%

Net revenues	1,376	1,386	(10)	(1)%

Salaries and related expenses	73	69	4	6%
Occupancy and other office expenses	15	14	1	7%
Depreciation on operating leases	971	944	27	3%
Fleet interest expense	124	160	(36)	(23)%
Other depreciation and amortization	8	9	(1)	(11)%
Other operating expenses	128	109	19	17%

Total expenses	1,319	1,305	14	1%

Segment profit	$57	$81	$(24)	(30)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees increased by $1 million (1%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to a $1 million increase in revenue from our principal fee-based products.

Fleet Lease Income

Fleet lease income increased by $1 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to an increase in lease syndication volume that was almost completely offset by a decrease in billings. The decrease in billings was attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in the depreciation component of Fleet lease income related to vehicles under operating leases. For operating leases, Fleet lease income contains a depreciation component, an interest component and a management fee component. (See “—Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Other Income

Other income decreased by $12 million (16%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2008, primarily due to decreased vehicle sales at our dealerships and decreased interest income that were partially offset by a $7 million gain recognized on the early termination of a technology development and licensing arrangement during the third quarter of 2008. The decrease in vehicle sales at our dealerships was primarily due to an overall decline in vehicle sales within the industry and the deterioration of general economic conditions.

Salaries and Related Expenses

Salaries and related expenses increased by $4 million (6%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in variable compensation as a result of an increase in Stock compensation expense.

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during the nine months ended September 30, 2008 increased by $27 million (3%) compared to the nine months ended September 30, 2007, primarily due to an increase in vehicles under operating leases. (See “—Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Fleet Interest Expense

Fleet interest expense decreased by $36 million (23%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 252 bps during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Other Operating Expenses

Other operating expenses increased by $19 million (17%) during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to an increase in cost of goods sold as a result of the increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of a decrease in vehicle sales at our dealerships.

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

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-Q despite a series of high profile interventions on the part of the federal government. Dramatic declines in the housing market, adverse developments in the secondary mortgage market, volatility in certain asset-backed securities market segments and our inability to utilize certain direct financing lease funding structures associated with our Canadian fleet management operations have negatively impacted the availability of funding and have limited our access to one or more of the funding sources discussed above. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2008 and during 2009 compared to such costs prior to the disruption in the credit markets. If these trends continue, it could impair our ability to renew our financing arrangements. (See “—Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.) Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurances that we would be able to find replacement financing on terms acceptable to us, if at all. We continue to evaluate various funding strategies in these market conditions.

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

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2008 to be between $22 million and $29 million.

Cash Flows

At September 30, 2008, we had $105 million of Cash and cash equivalents, a decrease of $44 million from $149 million at December 31, 2007. The following table summarizes the changes in Cash and cash equivalents during the nine months ended September 30, 2008 and 2007:

	Nine Months
	Ended September 30,
	2008	2007	Change
	(In millions)

Cash provided by (used in):
Operating activities	$1,348	$2,038	$(690)
Investing activities	(1,068)	(1,154)	86
Financing activities	(332)	(890)	558
Effect of changes in exchange rates on Cash and cash equivalents	8	1	7

Net decrease in Cash and cash equivalents	$(44)	$(5)	$(39)

Operating Activities

During the nine months ended September 30, 2008, we generated $690 million less cash from our operating activities than during the nine months ended September 30, 2007 primarily due to a $554 million decrease in net cash inflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During the nine months ended September 30, 2008, we used $86 million less cash in our investing activities than during the nine months ended September 30, 2007. The decrease in cash used in investing activities was primarily attributable to a $236 million decrease in cash used by our Fleet Management Services segment to acquire vehicles and $175 million of proceeds from the sale of MSRs due to partial receipts of cash during the nine months ended September 30, 2008 from the sales of MSRs during 2007 (as described in “—Results of Operations—Third Quarter of 2008 vs. Third Quarter of 2007—Segment Results—Mortgage Servicing Segment—Loan Servicing Income”), partially offset by a $326 million decrease in proceeds from the sale of investment vehicles by our Fleet Management Services segment. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions.

Financing Activities

During the nine months ended September 30, 2008, we used $558 million less cash in our financing activities than during the nine months ended September 30, 2007 primarily due to a $6.9 billion increase in Proceeds from borrowings, and an $840 million lower net decrease in short-term borrowings and $24 million of proceeds from the Sold Warrants (as defined and further discussed in “—Liquidity and Capital Resources—Indebtedness”) partially offset by a $7.1 billion increase in Principal payments on borrowings, $51 million in cash paid for the Purchased Options (as defined and further discussed in “—Liquidity and Capital Resources—Indebtedness”) and an increase of $50 million in cash paid for debt issuance costs.

The fluctuations in the components of Cash used in financing activities during the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007, was primarily due to a shift in the source of our borrowings from the commercial paper market to our other debt arrangements as a result of our limited access to the commercial paper markets during the nine months ended September 30, 2008. Proceeds from and payments on commercial paper are reported in Net decrease in short-term borrowings in the accompanying Condensed Consolidated Statements of Cash Flows, whereas proceeds from and payments on our other debt arrangements are reported on a gross basis within Proceeds from borrowings and Principal payments on borrowings in the accompanying Condensed Consolidated Statements of Cash Flows. See “—Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and asset-backed securities; however, the secondary market liquidity for such products has been severely limited over the past twelve months. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the Securities and Exchange Commission (the “SEC”), and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, primary mortgage insurance, and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets have become less liquid in the past twelve months, including those for jumbo, Alt-A and other non-conforming loan products, we have modified the types of mortgage loans that we have originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Approximately 95% of our loans closed to be sold originated during the nine months ended September 30, 2008 were conforming.

See “—Overview—Mortgage Industry Trends” included in this Form 10-Q and “Item 1A. Risk Factors—Risks Related to our Business—We might be prevented from selling and/or securitizing our mortgage loans at opportune times and prices, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in our 2007 Form 10-K and “Item 1A. Risk Factors—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-Q for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	September 30,	December 31,
	2008	2007
	(In millions)

Restricted cash	$658	$579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,195	—
Net investment in fleet leases	4,228	4,224
Mortgage servicing rights	1,671	1,502
Investment securities	37	34

Assets under management programs	$7,789	$7,903

The following tables summarize the components of our indebtedness as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$441	$441
Variable funding notes	3,374	277	—	3,651
Commercial paper	—	—	60	60
Borrowings under credit facilities	—	600	1,022	1,622
Convertible senior notes	—	—	205	205
Other	6	—	5	11

	$3,380	$877	$1,733	$5,990

	December 31, 2007
	Vehicle	Mortgage
	Management	Warehouse
	Asset-Backed	Asset-Backed	Unsecured
	Debt	Debt	Debt	Total
	(In millions)

Term notes	$—	$—	$633	$633
Variable funding notes	3,548	555	—	4,103
Commercial paper	—	—	132	132
Borrowings under credit facilities	—	556	840	1,396
Other	8	—	7	15

	$3,556	$1,111	$1,612	$6,279

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. As of September 30, 2008 and December 31, 2007, variable funding notes outstanding under this arrangement aggregated $3.4 billion and $3.5 billion, respectively. The debt issued as of September 30, 2008 was collateralized by approximately $4.1 billion of leased vehicles and related assets, primarily included in Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheet and is not available to pay our general obligations. The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust, and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements. The agreements governing the Series 2006-1 notes, with a capacity of $2.9 billion, and the Series 2006-2 notes, with a capacity of $1.0 billion, are scheduled to expire on February 26, 2009 and November 28, 2008, respectively (the “Scheduled Expiry Dates”). During 2007 and the nine months ended September 30, 2008, we amended the agreements governing the Series 2006-2 and Series 2006-1 notes, respectively; these amendments increased the commitment and program fee rates and modified certain other covenants and terms. Because the interest component of our Fleet lease income is generally benchmarked to broader market indices and not the interest rates associated with our vehicle management asset-backed debt, program fee rates have increased, and will continue to increase, Fleet interest expense without a corresponding increase in Fleet lease income during the terms of the Series 2006-1 and Series 2006-2 notes and possibly longer as we seek to extend our existing borrowing arrangements and enter into new borrowing arrangements. (See “Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the value of our MLHS and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q for more information.)

The agreements governing the variable funding notes issued by Chesapeake are renewable on or before the Scheduled Expiry Dates, subject to agreement by the parties. If we or the lenders to the agreements elect not to renew these agreements, amortization periods will commence on the first business day following the Scheduled Expiry Dates and will continue until the earlier of 125 months after the Scheduled Expiry Dates or when the notes are paid in full (the “Amortization Period”). During the Amortization Period, monthly payments would be required to be made based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes. We are currently in discussions with the lenders of the Series 2006-2 notes regarding the potential renewal of all or a portion of these notes. There can be no assurance that we and the lenders to the Series 2006-2 notes will arrive at commercially agreeable terms to renew these notes prior to their Scheduled Expiry Date. Alternatively, we have the flexibility to choose to allow the Amortization Period to begin. In the event that we choose to allow the Amortization Period to begin, we intend to utilize the available capacity under the Series 2006-1 notes to fund new vehicle leases.

As of September 30, 2008, the available capacity under our Series 2006-1 was $526 million and we did not have any availability under our Series 2006-2 notes. The weighted-average interest rate of vehicle management asset-backed debt arrangements was 4.1% and 5.7% as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, 88% of our fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of September 30, 2008 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of September 30, 2008, the Chesapeake Lease Portfolio consisted of 24% and 76% fixed-rate and variable-rate leases, respectively. As of September 30, 2008, the top 25 customer lessees represented approximately 48% of the Chesapeake Lease Portfolio, with no customer exceeding 5%.

The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market to refinance maturing debt; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q for more information.)

As of September 30, 2008, the total capacity under vehicle management asset-backed debt arrangements was approximately $3.9 billion, and we had $526 million of unused capacity available.

Mortgage Warehouse Asset-Backed Debt

We maintain a committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). On June 26, 2008, we amended the RBS Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Amended Repurchase Agreement”) and executed a Second Amended and Restated Guaranty. The Amended Repurchase Agreement increased the capacity of the RBS Repurchase Facility from $1.0 billion to $1.5 billion and extended the expiry date to June 25, 2009. Subject to compliance with the terms of the Amended Repurchase Agreement and payment of renewal and other fees, the RBS Repurchase Facility will automatically renew for an additional 364-day term expiring on June 24, 2010. As of

September 30, 2008, borrowings under the RBS Repurchase Facility were $446 million and were collateralized by underlying mortgage loans and related assets of $480 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $532 million. As of September 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 4.7% and 5.4%, respectively. The assets collateralizing the RBS Repurchase Facility are not available to pay our general obligations.

On February 28, 2008, we entered into a $500 million committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). As of September 30, 2008, borrowings under the Citigroup Repurchase Facility were $25 million and were collateralized by underlying mortgage loans and related assets of $28 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2008, borrowings under this variable-rate facility bore interest at 5.2%. The Citigroup Repurchase Facility expires on February 26, 2009 and is renewable on an annual basis, subject to the agreement of the parties. The assets collateralizing this facility are not available to pay our general obligations.

We maintain a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative agent that is funded by a multi-seller conduit. As of September 30, 2008, borrowings under the Mortgage Repurchase Facility were $100 million and were collateralized by underlying mortgage loans and related assets of $121 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $251 million. As of September 30, 2008 and December 31, 2007, borrowings under this variable-rate facility bore interest at 3.3% and 5.1%, respectively. During the third quarter of 2008, we determined that we no longer needed to maintain the Mortgage Repurchase Facility. The parties agreed to terminate the facility on October 27, 2008, and we repaid all outstanding obligations as of October 27, 2008. We do not intend to replace it with another facility; however, we believe that we have adequate capacity available under our other mortgage warehouse asset-backed debt arrangements. The assets collateralizing this facility are not available to pay our general obligations.

We maintain uncommitted mortgage repurchase facilities approximating $1.0 billion as of September 30, 2008 with Fannie Mae (the “Fannie Mae Repurchase Facilities”). As of September 30, 2008, borrowings under the Fannie Mae Repurchase Facility were $81 million and were collateralized by $81 million of underlying mortgage loans included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2008, borrowings under this variable-rate facility bore interest at 2.8%. The assets collateralizing these facilities are not available to pay our general obligations.

The Mortgage Venture maintains a $350 million committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. On June 30, 2008, we amended the Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364 day renewal, subject to agreement by the parties, and increased the annual liquidity and program fees. As of September 30, 2008, borrowings under the Mortgage Venture Repurchase Facility were $177 million and were collateralized by underlying mortgage loans and related assets of $208 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this facility were $304 million. Borrowings under this variable-rate facility bore interest at 3.2% and 5.4% as of September 30, 2008 and December 31, 2007, respectively. The assets collateralizing this facility are not available to pay our general obligations.

The Mortgage Venture also maintains a committed secured line of credit agreement with Barclays Bank PLC and Bank of Montreal that is used to finance mortgage loans originated by the Mortgage Venture. As of September 30, 2008, borrowings under this secured line of credit were $44 million and were collateralized by underlying mortgage loans and related assets of $75 million, primarily included in Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. As of December 31, 2007, borrowings under this line of credit were $17 million. This variable-rate line of credit bore interest at 4.8% and 5.5% as of September 30, 2008 and December 31, 2007, respectively. On October 3, 2008, this line of credit was amended, which reduced our availability from $150 million to $75 million, subject to a combined capacity with the Mortgage Venture Repurchase Facility of $350 million, and extended the expiration date from October 3, 2008 to December 15, 2008. We do not believe that the reduced capacity of this secured line of credit agreement will have a material impact on the liquidity of the Mortgage Venture, as there is sufficient available capacity under the Mortgage Venture Repurchase Facility. The Mortgage Venture Repurchase Facility permits the Mortgage Venture to borrow and repay balances upon the origination and sale of each underlying closed loan funded by that facility, whereas the line of credit agreement permits the Mortgage Venture to draw upon and repay funds related to the Mortgage Venture’s overall financing needs. The Mortgage Venture is currently in negotiations with the Bank Principals and Conduit Principals of the Mortgage Venture Repurchase Facility to amend the structure of that facility similarly to the structure of this line of credit. However, there can be no assurance that we will be successful in our efforts to renegotiate the terms of the Mortgage Venture Repurchase Facility. The assets collateralizing this facility are not available to pay our general obligations.

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. (See “Item 1A. Risk Factors—Adverse developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-Q for more information.)

As of September 30, 2008, the total capacity under mortgage warehouse asset-backed debt arrangements was approximately $2.9 billion, and we had approximately $2.0 billion of unused capacity available.

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-Q. This volatility has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and medium-term notes. There has been limited funding available in the commercial paper market since January 2008. As a result, during the nine months ended September 30, 2008, we also accessed the institutional debt market through the issuance of convertible senior notes. As of September 30, 2008, we had a total of approximately $706 million in unsecured public and institutional debt outstanding. Our maintenance of investment grade ratings as an independent company is a significant factor in preserving our access to the public debt markets. Our credit ratings as of November 3, 2008 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Baa3	BBB-	BBB+
Short-term debt	P-3	A-3	F-2

As of November 3, 2008, the ratings outlooks on our senior unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure, leverage and maturities for indebtedness appropriate for companies in our industry. A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cutoff for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Term Notes

The carrying value of term notes as of September 30, 2008 and December 31, 2007 consisted of $441 million and $633 million, respectively, of medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the nine months ended September 30, 2008, MTNs with a carrying value of $200 million were repaid upon maturity. As of September 30, 2008, the outstanding MTNs were scheduled to mature between April 2010 and April 2018. The effective rate of interest for the MTNs outstanding as of September 30, 2008 and December 31, 2007 was 7.2% and 6.9%, respectively.

Commercial Paper

Our policy is to maintain available capacity under our committed unsecured credit facilities (described below) to fully support our outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. We had unsecured commercial paper obligations of $60 million and $132 million as of September 30, 2008 and December 31, 2007, respectively. This commercial paper is fixed-rate and matures within 90 days of issuance. The weighted-average interest rate on outstanding unsecured commercial paper as of September 30, 2008 and December 31, 2007 was 3.7% and 6.0%, respectively. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

We are party to a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent. Borrowings under the Amended Credit Facility were $1.0 billion and $840 million as of September 30, 2008 and December 31, 2007, respectively. The termination date of the Amended Credit Facility is January 6, 2011. Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of September 30, 2008 and December 31, 2007, borrowings under the Amended Credit Facility bore interest at LIBOR plus a margin of 47.5 bps. The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of September 30, 2008, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively. In the event that both of our second highest and lowest credit ratings are downgraded in the future, the margin over LIBOR and the facility fee under the Amended Credit Facility would become 70 bps and 17.5 bps, respectively, while the utilization fee would remain 12.5 bps.

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

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, we recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Mortgage interest expense in the accompanying Condensed Consolidated Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes. The effective rate of interest for the Convertible Notes as of September 30, 2008 was 12.4%. As of September 30, 2008, the carrying value of the Convertible Notes was $205 million.

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

Debt Maturities

The following table provides the contractual maturities of our indebtedness at September 30, 2008 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Dates):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,199	$65	$1,264
Between one and two years	1,491	5	1,496
Between two and three years	806	1,022	1,828
Between three and four years	496	205	701
Between four and five years	265	427	692
Thereafter	—	9	9

	$4,257	$1,733	$5,990

As of September 30, 2008, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements Vehicle management	$3,906	$3,380	$526
Mortgage warehouse	2,871	877	1,994
Unsecured Committed Credit Facilities(2)	1,301	1,090	211

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	Available capacity reflects a reduction in availability due to an allocation against the facilities of $60 million which fully supports the outstanding unsecured commercial paper issued by us as of September 30, 2008. Under our policy, all of the outstanding unsecured commercial paper is supported by available capacity under our unsecured committed credit facilities. In addition, utilized capacity reflects $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the Mortgage Repurchase Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires us to maintain at least $3.0 billion in committed mortgage repurchase or warehouse facilities, including the RBS Repurchase Facility, and the uncommitted Fannie Mae Repurchase Facilities. At September 30, 2008, we were in compliance with all of our financial covenants related to our debt arrangements.

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

In classifying assets and liabilities recorded at fair value on a recurring basis within the valuation hierarchy, we consider the volume and pricing levels of trading activity observed in the market as well as the age and availability of other market-based assumptions. When utilizing bids received on instruments recorded at fair value, we assess whether the bid is executable given current market conditions relative to other information observed in the market. Assets and liabilities recorded at fair value are classified in Level Two of the valuation hierarchy when current, executable bids are received from multiple market participants or when current market-based information is observable in an active market. Assets and liabilities recorded at fair value are classified in Level Three of the valuation hierarchy when current, market-based assumptions are not observable in the market or when such information is not indicative of a fair value transaction between market participants.

We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of September 30, 2008. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. (See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.)

As of September 30, 2008, 33% and 1% of our Total assets and Total liabilities were measured at fair value on a recurring basis, respectively. Approximately 37% of our assets and liabilities measured at fair value was valued using primarily observable inputs and was categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our MLHS and derivative assets and liabilities.

The majority, or approximately 63%, of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. The majority of our assets and liabilities categorized within Level Three of the valuation hierarchy, or approximately 87%, are comprised of our MSRs. The fair value of our MSRs is estimated based upon projections of expected future cash flows. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimate levels of home equity. During the third quarter of 2008, the Company decreased modeled prepayment speeds to reflect current market conditions, and were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. We validate assumptions used in estimating the fair value of our MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility. If we experience a 10% adverse change in prepayment rates, discount rate and volatility, the fair value of our MSRs would be reduced by $84 million, $59 million and $30 million, respectively. These sensitivities are hypothetical and discussed for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

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

See Note 14, “Fair Value Measurements” in the accompanying Notes to Condensed Consolidated Financial Statements for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

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

MLHS represent mortgage loans originated or purchased by us and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in our accompanying Condensed Consolidated Balance Sheet at LOCOM, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As of September 30, 2008, we classified Scratch and Dent, second-lien, certain non-conforming and construction loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market and lack of trading activity between willing market participants. The valuation of our MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions. When determining the value of these Level Three assets, we considered our own loss experience related to these assets, as well as discount factors that we observed when the market for these assets was active, which included increasing historical loss severities as well as lowering expectations for home sale prices.

After the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain (loss) on mortgage loans, net in the accompanying Condensed Consolidated Statements of Operations. Interest income, which is accrued as earned, is included in Mortgage interest income in the accompanying Condensed Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159. Our policy for placing loans on non-accrual status is consistent with our policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable the amounts are fully collectible.

Investment Securities

We adopted the provisions of SFAS No. 159 effective January 1, 2008. Upon adopting SFAS No. 159, we elected to measure our Investment securities, or retained interests in securitizations, existing at the date of adoption at fair value. We also made an automatic election to record future retained interests in securitizations at fair value. Prior to the adoption of SFAS No. 159, our Investment securities were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The recognition of unrealized gains and losses in earnings related to our investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with our accounting policy prior to the adoption of SFAS No. 159. After the adoption of SFAS No. 159, on January 1, 2008, the fair value of our Investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. The fair value election for Investment securities enables us to consistently record gains and losses on all investments through the Consolidated Statement of Operations.

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

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors which influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant, which could result in increased volatility in the results of operations of our Mortgage Servicing segment. See “Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies” for an analysis of the impact of a 10% change in key assumptions on the valuation of our MSRs.

Other Mortgage-Related Assets

Our other mortgage-related assets are subject to interest rate and price risk created by (i) our IRLCs and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale in the accompanying Condensed Consolidated Balance Sheets). We use forward delivery commitments on MBS or whole loans to economically hedge our commitments to fund mortgages and MLHS. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

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

While the majority of the mortgage loans serviced by us were sold without recourse, we had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $922 million as of September 30, 2008. In addition, the outstanding balance of loans sold with recourse by us and those that were sold without recourse for which we subsequently agreed to either indemnify the investor or repurchase the loan was $284 million as of September 30, 2008, 10.17% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans).

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

As of September 30, 2008, we had a liability of $38 million, included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet, for probable losses related to our recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of September 30, 2008, mortgage loans in foreclosure were $94 million, net of an allowance for probable losses of $16 million, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Real Estate Owned

REO, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of September 30, 2008, REO were $36 million, net of a $23 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Condensed Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active contracts and two inactive contracts. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of September 30, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period is 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $252 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. We did not have any contractual reinsurance payments outstanding at September 30, 2008. As of September 30, 2008, a liability of $61 million was included in Other liabilities in the accompanying Condensed Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During the three and nine months ended September 30, 2008, we recorded expense associated with the liability for estimated losses of $11 million and $29 million, respectively, within Loan servicing income in the Condensed Consolidated Statements of Operations.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mortgage Industry Trends” for information regarding our mortgage reinsurance business.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination as of June 30, 2008:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	Total
	(Dollars in millions)

Unpaid principal balance	$3,030	$1,496	$1,447	$1,294	$2,240	$2,072	$11,579
Unpaid principal balance as a percentage of original unpaid principal balance	10%	40%	63%	80%	94%	99%	N/A
Maximum potential exposure to reinsurance losses	$397	$105	$65	$39	$57	$51	$714
Average FICO score	699	695	697	695	703	722	703
Delinquencies(1)	3.20%	3.71%	3.88%	3.75%	2.16%	0.43%	2.76%
Foreclosures/REO/bankruptcies	2.08%	2.88%	4.13%	4.45%	1.44%	0.02%	2.25%

(1)	Represents delinquent mortgage loans subject to reinsurance as a percentage of the total unpaid principal balance.

See Note 11, “Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

There can be no assurance that we will manage or mitigate our consumer credit risk effectively. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in this Form 10-Q for a discussion of our expectations regarding certain components of consumer credit risk.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2007. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three fiscal years. There can be no assurance that we will manage or mitigate our commercial credit risk effectively.

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

As of September 30, 2008, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties. Concentrations of credit risk associated with receivables are considered minimal due to our diverse customer base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales. There can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

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

We utilize a probability weighted OAS model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations and non-parallel shifts in the spread relationships between MBS, swaps and Treasury rates. For mortgage loans, IRLCs, forward delivery commitments on MBS or whole loans and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used September 30, 2008 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2008 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
			(In millions)

Mortgage assets:
Mortgage loans held for sale	$15	$9	$5	$(7)	$(14)	$(32)
Interest rate lock commitments	19	14	8	(11)	(25)	(62)
Forward loan sale commitments	(32)	(20)	(11)	13	28	61
Options	(1)	(1)	(1)	1	1	3

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	1	2	1	(4)	(10)	(30)

Mortgage servicing rights	(421)	(192)	(98)	86	160	271
Mortgage servicing rights derivatives	2	1	1	—	(1)	(2)

Total Mortgage servicing rights and related derivatives	(419)	(191)	(97)	86	159	269

Mortgage-backed securities	(1)	—	—	—	—	1

Total mortgage assets	(419)	(189)	(96)	82	149	240
Total vehicle assets	19	9	5	(5)	(10)	(19)
Total liabilities	(22)	(11)	(5)	5	11	21

Total, net	$(422)	$(191)	$(96)	$82	$150	$242

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the legal proceedings disclosed in “Item 3. Legal Proceedings” of our 2007 Form 10-K.

Item 1A.	Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our 2007 Form 10-K as amended by “Item 1A. Risk Factors” in our Q1 Form 10-Q and our Q2 Form 10-Q. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” of our 2007 Form 10-K, Q1 Form 10-Q and Q2 Form 10-Q.

Adverse developments in general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the U.S., including a prolonged economic recession, which could impact short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans, and the general condition of the U.S. economy, the debt and equity capital markets and housing market, both nationally and in the regions in which we conduct our businesses. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, Florida, Illinois, New Jersey and New York. An economic downturn in one or more of these geographical areas could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse economic conditions could continue to negatively impact real estate values and mortgage loan delinquency rates, which could have a material adverse effect on our business, financial position, results of operations or cash flows of our Mortgage Production and Mortgage Servicing segments. In addition, prolonged economic weakness that affects the industries in which the clients of our Fleet Management Services segment operate could adversely impact our ability to retain existing clients or obtain new clients. A downturn in the automobile manufacturing industry may negatively impact the ability of the automobile manufacturers to make new vehicles available to us on commercially favorable terms, if at all, which could further adversely impact our business, financial position, results of operations or cash flows of our Fleet Management Services segment.

Our business is significantly affected by monetary and related policies of the federal government, its agencies and government-sponsored entities. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict and could have a material adverse effect on our business, financial position, results of operations or cash flows.

A host of other factors beyond our control could cause fluctuations in these conditions, including political events, such as civil unrest, war, acts or threats of war or terrorism and environmental events, such as hurricanes, earthquakes and other natural disasters could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit, including loan to value requirements. Beginning in the middle of 2007 and continuing through the filing of this Form 10-Q, the industry has implemented more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan to value ratio to qualify for a mortgage. While prime borrowers with lower loan to value ratios continue to have access to mortgage loans, the cost to acquire those loans has increased resulting in higher mortgage rates or fees to the borrower. These industry changes have negatively impacted home affordability, home values, and the demand for housing leading to lower loan origination volumes for the mortgage industry.

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-Q. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien and Scratch and Dent loans, negatively impacted the price which could be obtained for such products in the secondary market. The valuation of MLHS as of September 30, 2008 reflected this discounted pricing.

As a result of the continued lack of liquidity in the secondary market for non-conforming loans, several of our financial institution clients increased their investment in jumbo loan originations, which caused a decline in our loans closed to be sold which was partially offset by an increase in our fee-based closings. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary mortgage market conditions, market developments negatively impacted Gain (loss) on mortgage loans, net during the nine months ended September 30, 2008, and may continue to have a negative impact during the remainder of 2008 and during 2009.

The foregoing factors could negatively affect our revenues and margins on new loan originations, and our access to the secondary mortgage market may be reduced, restricted or less profitable than in the current industry environment. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The Housing and Economic Recovery Act of 2008 was enacted in July 2008. This legislation, among other things: (i)  addresses, on a permanent basis, the temporary changes in the GSEs, FHA and VA single-family loan limits established in February under the Economic Stimulus Act of 2008, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator, the FHFA, and regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigns the U.S. Department of Housing and Urban Development the responsibility for establishing requirements for those states not enacting licensing laws.

In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted the FHFA control and oversight of Fannie Mae and Freddie Mac. As conservator, the FHFA has all rights, titles, powers and privileges of Fannie Mae and Freddie Mac, and of any stockholder, officer or director with respect to their assets and title to all of their books, records and assets held by any other legal custodian or third party. In conjunction with this announcement, the Treasury announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market. While it is too early to tell how and when these arrangements may impact the industry, there can be no assurance that these actions will achieve their intended effects.

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

Some economists are projecting a prolonged economic recession, the timing, extent and severity of which could further negatively impact loan origination volumes. In response to these trends, the U.S government has taken several actions which are intended to stabilize the housing market and the banking system, as well as to increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. These actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding FHA lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac through the conservatorship and guarantee of GSE obligations and increase bank lending capacity by injecting capital in the banking system through the EESA. While it is too early to tell how and when these initiatives may impact the industry, there can be no assurance that these actions will achieve their intended effects. Despite these initiatives, we expect that the mortgage industry may continue to experience lower loan origination volumes during the remainder of 2008 and during 2009. As of September 2008, Fannie Mae’s Economic and Mortgage Market Developments forecasted a decline in industry loan originations of approximately 15% in 2009 from forecasted 2008 levels, which was comprised of a 23% decline in forecasted refinance activity coupled with a 7% decline in forecasted purchase originations. Additionally, median home prices in 2009 are forecasted to decline an additional 5% compared to 2008.

The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Notwithstanding the impact of interest rates, we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment will be negatively impacted during the remainder of 2008 and during 2009 by declines in home prices and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage loan more difficult. We also anticipate a continued challenging environment for purchase originations during the remainder of 2008 and during 2009 as an excess inventory of homes, declining home values and increased foreclosures may make it difficult for many homeowners to sell their homes or qualify for a new mortgage.

The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2007 levels. We expect foreclosure costs to remain higher throughout 2008 and during 2009 due to an increase in borrower delinquencies and declining home prices. During the nine months ended September 30, 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices during the nine months ended September 30, 2008. Foreclosure losses during the third quarter of 2008 were $12 million compared to $4 million during the third quarter of 2007. Foreclosure losses during the nine months ended September 30, 2008 were $26 million compared to $13 million during the nine months ended September 30, 2007. Foreclosure related reserves increased by $27 million to $76 million as of September 30, 2008 from December 31, 2007. In addition, the outstanding balance of loans sold with recourse by the Company and those that were sold without recourse for which the Company subsequently agreed to either indemnify the investor or repurchase the loan was $284 million as of September 30, 2008, 10.17% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we may experience increased foreclosure losses and may need to increase our reserves associated with loans sold with recourse during the remainder of 2008 and during 2009.

Continued increases in mortgage loan delinquency rates could also have a negative impact on our reinsurance business as further declines in real estate values and continued deterioration in economic conditions could adversely impact borrowers’ ability to repay mortgage loans. While there were no paid losses under reinsurance agreements during the nine months ended September 30, 2008, reinsurance related reserves increased by $29 million to $61 million, reflective of the recent trends. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during the remainder of 2008 and during 2009 as anticipated losses become incurred. We expect to begin to pay claims for certain book years and reinsurance agreements during 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $252 million and were included in Restricted cash in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. We believe that this amount is significantly higher than the expected claims; therefore, the payment of these claims is expected to have minimal impact on our liquidity. However, there can be no assurance that our Restricted cash will be sufficient to pay all claims for our reinsurance obligations.

These factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Increasing regulatory efforts by local, state and federal governments to suspend or delay foreclosure activity could have a negative impact on our results of operations and liquidity.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. These regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Adverse developments in the asset-backed securities market have negatively affected the value of our MLHS and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.

The adverse conditions in the U.S. housing market, dislocations in the credit markets and corrections in certain asset-backed security market segments resulted in substantial valuation reductions, most significantly on mortgage backed securities. Market credit spreads have recently gone from historically tight to historically wide levels, and a further widening of credit spreads or worsening of credit market dislocations or sustained market downturns could have additional negative effects on the value of our MLHS.

The asset-backed securities market in general has experienced significant disruptions and deterioration, the effects of which have not been limited to MBS. As a result of the deterioration in the asset-backed securities market, our cost of debt associated with ABCP issued by the multi-seller conduits, which fund the Chesapeake $2.9 billion capacity Series 2006-1 and $1.0 billion capacity Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during the nine months ended September 30, 2008 as the costs associated with the Chesapeake Series 2006-1 renewal reflected higher conduit fees. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted during the remainder of 2008 and during 2009 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment. The Series 2006-2 and 2006-1 notes are scheduled to expire on November 28, 2008 and February 26, 2009, respectively. We are currently in negotiations with the lenders of the Series 2006-2 notes regarding the potential renewal of all or a portion of these notes, and we intend to enter into negotiations with lenders of the Series 2006-1 notes regarding whether to renew all or a portion of those notes. There can be no assurance that we and the lenders to the Series 2006-2 notes and Series 2006-1 notes will arrive at commercially agreeable terms to renew these notes prior to their respective Scheduled Expiry Dates. Alternatively, we have the flexibility to choose to allow the Series 2006-2 notes and Series 2006-1 notes to amortize in accordance with their terms. In that event, monthly payments will be made based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. If we choose to amortize all or a portion of the Series 2006-2 notes or the Series 2006-1 notes, our fleet management business could be placed at a competitive disadvantage in relation to our competitors in the event that we lack available sources of funding for new lease originations.

Due to disruptions in the credit markets, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $169 million of these leases are being funded by our unsecured borrowings as of September 30, 2008.

As our variable funding notes and other borrowing arrangements begin to mature, we expect the cost of funds to significantly increase as we seek to extend our existing borrowing arrangements and enter into new borrowing arrangements. Additionally, there can be no assurance that we will be able to extend our existing borrowing arrangements or enter into new borrowing arrangements. There are also no assurances that we and the lenders to the Series 2006-2 notes and Series 2006-1 notes will arrive at commercially agreeable terms to renew these notes prior to their Scheduled Expiry Dates and we could choose to begin to amortize all or a portion of the Series 2006-2 notes or the Series 2006-1 notes. Any of the foregoing factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.

From time-to-time, we may employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our MLHS, IRLCs and our MSRs. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of MSRs and the income they provide tend to be counter-cyclical to the changes in production volumes and gain or loss on sale of loans that result from changes in interest rates.

The decline in the housing market and general economic conditions have resulted in higher delinquencies and foreclosure costs; however, these conditions have also made it more difficult for certain borrowers to prepay their mortgages which increases the relative value of the MSRs, all other factors being constant. The increase in the value of our MSRs related to relatively slower prepayments was partially offset by significantly higher volatility, which negatively impacted the value of our MSRs and significantly increased the costs associated with hedging MSRs. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs. As of September 30, 2008, the amount of open derivatives related to MSRs was insignificant, which could result in increased volatility in the results of operations of our Mortgage Servicing segment during the remainder of 2008 and during 2009.

Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after consideration of the results of our hedging strategies. As stated earlier, the success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes including, but not limited to, interest rates or prepayment speeds, we may incur losses that could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are exposed to counterparty risk and there can be no assurances that we will manage or mitigate this risk effectively.

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

As a result of the recent economic decline, including the pronounced downturn in the debt and equity capital markets and the U.S. housing market, and unprecedented levels of credit market volatility, many financial institutions and real estate companies have consolidated with competitors, commenced bankruptcy proceedings, shut down or severely curtailed their activities. The insolvency or inability of any of our counterparties to our significant customer or financing arrangements to perform its obligations under our agreements could have a material adverse effect on our business, financial position, results of operations or cash flows.

In July 2008, Countrywide Financial Corporation, one of our largest competitors, announced the completion of its merger with an affiliate of Bank of America Corporation. Subsequently, in September 2008, Bank of America Corporation announced that it had agreed to purchase Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is our largest private-label client and accounted for approximately 23% and 20% of our mortgage loan originations during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Upon the closing of the purchase of Merrill Lynch & Co., Inc. by Bank of America Corporation, both Countrywide Financial Corporation and Merrill Lynch will be under the same ownership structure. We have several agreements with Merrill Lynch, including the OAA, pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided we remain in compliance with its terms, the OAA will automatically renew for an additional five-year term, expiring on December 31, 2015. There can be no assurances, however, that our relationship with Merrill Lynch or any of our other private label customers who may consolidate with our competitors or other financial institutions will remain unchanged following the completion of such transactions. The insolvency or inability for Merrill Lynch to perform its obligations under the OAA and our other agreements with Merrill Lynch could have a material adverse effect on our business, financial position, results of operations or cash flows. (See “Item 1. Business—Arrangements with Merrill Lynch” included in our 2007 Form 10-K for additional information regarding the OAA and our other agreements with Merrill Lynch.)

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to its spin-off from Cendant Corporation (the “Spin-Off”). In connection with the Spin-Off, we entered into several contracts with Cendant’s real estate services division, Realogy Corporation (“Realogy”), to provide for the continuation of certain business arrangements, including a strategic relationship agreement, a marketing agreement, trademark license agreements and the operating agreement for PHH Home Loans (collectively, the “Realogy Agreements”). Realogy became an independent publicly traded company effective July 31, 2006 (the “Realogy Spin-Off”). On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holding Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. During the nine months ended September 30, 2008 and the year ended December 31, 2007, approximately 35% and 44%, respectively, of our mortgage loan originations were derived through our relationship with Realogy and its affiliates. The insolvency or inability for Realogy to perform its obligations under the Realogy Agreements could have a material adverse effect on our business, financial position, results of operations or cash flows. (See “Item 1. Business—Arrangements with Realogy” included in our 2007 Form 10-K for additional information regarding the Realogy Agreements.)

There can be no assurances that we will be effective in managing or mitigating our counterparty risk, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated, not renewed or made unavailable to us, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term. The availability of asset-backed debt for vehicle acquisitions for our Fleet Management Services segment’s leasing operations, in particular, could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market to refinance maturing debt; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, the availability of the mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. Certain of our sources of funding could require us to post additional collateral under those arrangements which could have a material adverse effect on our business, financial position, results of operations or cash flows. If any of our warehouse, repurchase or other credit facilities are terminated, including as a result of our breach, or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our access to credit markets is subject to prevailing market conditions. The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-Q despite a series of high profile interventions on the part of the federal government. This trend continues to impact our business and the industries in which we operate and has constrained, and we expect may continue to constrain, certain of our traditionally available sources of funds. Dramatic declines in the housing market, adverse developments in the secondary mortgage market, volatility in certain asset-backed securities market segments and our inability to utilize certain direct financing lease funding structures associated with our Canadian fleet management operations have negatively impacted the availability of funding and have constrained, and we expect may continue to constrain our access to one or more of the funding sources discussed above. As a result, we have evaluated and continue to evaluate our various funding strategies in these market conditions. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during the remainder of 2008 and during 2009 compared to such costs prior to the disruption in the credit markets. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations of our Fleet Management Services segment. If these trends continue, it could impair our ability to renew or replace our financing arrangements and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Due to disruptions in the credit markets beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Condensed Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately

$169 million of these leases are being funded by our unsecured borrowings as of September 30, 2008. Our continued inability to utilize these direct financing lease funding structures could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Beginning in the second half of 2007, many mortgage loan origination companies commenced bankruptcy proceedings, shut down or severely curtailed their lending activities. More recently, the adverse conditions in the mortgage industry, credit markets and the U.S. economy in general has resulted in further consolidation within the industry, with many large financial institutions being acquired or combined, including the related mortgage operations. Such consolidation includes the acquisition of Countrywide Financial Corporation by Bank of America Corporation, JPMorgan Chase’s acquisition of Washington Mutual’s banking operations and the acquisition of Wachovia Corporation by Wells Fargo & Company. While the consolidation of several of our largest competitors may result in more normalized margins, our competitors continue to have access to greater financial resources than we have, which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits as a source of liquidity. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering. This shift to more traditional prime loan products may result in a further increase in competition within the mortgage industry, which could have a negative impact on our Mortgage Production segment’s results of operations during 2009.

Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the consolidation in the industry and the need to invest in technology in order to reduce operating costs while maintaining compliance in an increasingly complex regulatory environment. We intend to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships as more companies determine that it is no longer economically feasible to directly originate mortgage loans. However, there can be no assurance that we will be successful in continuing to enter into new outsourcing relationships.

The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services, which growth has been negatively impacted during 2008 and we anticipate will continue to be negatively impacted during the remainder of 2008 and during 2009 by deteriorating economic conditions and the timing associated with the roll-off of units due to the uncertainty generated by the announcement of the Merger Agreement in 2007, which was ultimately terminated in 2008. Competitive pressures could adversely affect our revenues and results of operations by decreasing our market share or depressing the prices that we can charge.

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our financial position, results of operations or cash flows.

Some economists are projecting a prolonged economic recession, the timing, extent and severity of which could further negatively impact loan origination volumes. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, as well as to increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that are expected to impact the mortgage industry are as follows:

■	Housing and Economic Recovery Act of 2008: Enacted in July 2008, this legislation, among other things: (i) addresses, on a permanent basis, the GSEs, FHA and VA single-family loan limits established in February under the Economic Stimulus Act of 2008, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator, the FHFA, and regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigns the U.S. Department of Housing and Urban Development the responsibility for establishing requirements for those states not enacting licensing laws.

■	Conservatorship of Fannie Mae and Freddie Mac: In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted the FHFA control and oversight of Fannie Mae and Freddie Mac. As conservator, the FHFA has all rights, titles, powers and privileges of Fannie Mae and Freddie Mac, and of any stockholder, officer or director with respect to their assets and title to all of their books, records and assets held by any other legal custodian or third party. In conjunction with this announcement, the Treasury announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market.

■	Emergency Economic Stabilization Act of 2008: Enacted in October 2008, the EESA, amongst other things, authorizes the Treasury to create TARP to purchase distressed assets from financial institutions. Under the EESA, the Treasury is authorized to utilize up to $700 billion in its efforts to stabilize the financial system of the U.S. These efforts could include the direct purchase of assets, including MBS and whole loans, from financial institutions, government infusion of equity into financial institutions and providing insurance for troubled assets. The EESA also contains homeownership protection provisions that require the Treasury to modify distressed loans, where possible, to provide homeowners relief from potential foreclosure. Companies that participate in TARP, or the government’s equity purchase program, may be subject to the requirements in the EESA, which establishes certain corporate governance standards, including limitations on executive compensation and incentive payments.

These three specific actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding FHA lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac through the conservatorship and guarantee of GSE obligations and increase bank lending capacity by injecting capital in the banking system through the EESA. While these actions could improve the negative trends that the mortgage industry has experienced since the middle of 2007, there can be no assurance that the U.S. government will be successful in its initiatives which could have a material adverse effect on our financial position, results of operations or cash flows.

In general, we are subject to numerous federal, state and local laws, rules and regulations that affect our business, including mortgage- and real estate-related regulations such as RESPA, which restricts the payment of fees or other consideration for the referral of real estate settlement services, including mortgage loans, as well as rules and regulations related to taxation, vicarious liability, insurance and accounting. Our Mortgage Production and Mortgage Servicing segments, in general, are heavily regulated by mortgage lending laws at the federal, state and local levels, and proposals for further regulation of the financial services industry, including regulations addressing borrowers with blemished credit and non-traditional mortgage products, are continually being introduced. The establishment of the Mortgage Venture and the continuing relationships between and among the Mortgage Venture, Realogy and us are subject to the anti-kickback requirements of RESPA.

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

During 2007, the majority of states regulating mortgage lending adopted, through statute, regulation or otherwise, some version of the guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. These requirements address issues relating to certain non-traditional mortgage products and lending practices, including interest-only loans and reduced documentation programs, and impact certain of our disclosure, qualification and documentation practices with respect to these programs. Any violation of these guidelines could materially and adversely impact our reputation or our business, financial position, results of operations or cash flows.

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

For the nine months ended September 30, 2008, approximately 65% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch, TD Banknorth, N.A. and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Accordingly, if we are unable to obtain consents to or waivers of certain rights of certain of our clients in connection with certain change in control transactions, it could have a material adverse effect on our business, financial position, results of operations or cash flows. Although in some cases these contracts would require the payment of liquidated damages in such an event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

In July 2008, Countrywide Financial Corporation, one of our largest competitors, announced the completion of its merger with an affiliate of Bank of America Corporation. Subsequently, in September 2008, Bank of America Corporation announced that it had agreed to purchase Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is our largest private-label client and accounted for approximately 23% and 20% of our mortgage loan originations during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Upon the closing of the purchase of Merrill Lynch & Co., Inc. by Bank of America Corporation, both Countrywide Financial Corporation and Merrill Lynch will be under the same ownership structure. We have several agreements with Merrill Lynch, including the OAA, pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided we remain in compliance with its terms, the OAA will automatically renew for an additional five-year term, expiring on December 31, 2015. There can be no assurances, however, that our relationship with Merrill Lynch or any of our other private label customers who may consolidate with our competitors or other financial institutions will remain unchanged following the completion of such transactions. (See “Item 1. Business—Arrangements with Merrill Lynch” included in our 2007 Form 10-K for additional information regarding the OAA and our other agreements with Merrill Lynch.)

A failure to maintain our investment grade ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

In the event our credit ratings were to drop below investment grade, our access to the public debt markets may be severely limited. The cut-off for investment grade is generally considered to be a long-term rating of Baa3, BBB- and BBB- for Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, respectively. As of November 3, 2008, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Baa3, BBB- and BBB+, respectively, and our short-term debt credit ratings were P-3, A-3 and F-2, respectively. Also as of November 3, 2008, the ratings outlooks on our unsecured debt provided by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Negative. In the event of a ratings downgrade below investment grade, we may be required to rely upon alternative sources of financing, such as bank lines and private debt placements (secured and unsecured). There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Declines in our credit ratings would also increase our cost of borrowing under our credit facilities. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests. Among other things, maintenance of our investment grade ratings requires that we demonstrate high levels of liquidity, including access to alternative sources of funding such as committed bank stand-by lines of credit, as well as a capital structure, leverage and maturities for indebtedness appropriate for companies in our industry.

There can be no assurances that our investment grade credit rating reflects all of the risks of an investment in our Common stock or our debt securities. Our credit ratings are an assessment by the rating agency of our ability to pay our obligations. Actual or anticipated changes in our credit rating will generally affect the market value of our Common stock and our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of, or trading market for our Common stock or our debt securities.

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

We adopted the provisions of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In classifying assets and liabilities recorded at fair value on a recurring basis within the valuation hierarchy, we consider the volume and pricing levels of trading activity observed in the market as well as the age and availability of other market-based assumptions. When utilizing bids received on instruments recorded at fair value, we assess whether the bid is executable given current market conditions relative to other information observed in the market. Assets and liabilities recorded at fair value are classified in Level Two of the valuation hierarchy when current, executable bids are received from multiple market participants or when current market-based information is observable in an active market. Assets and liabilities recorded at fair value are classified in Level Three of the valuation hierarchy when current, market-

based assumptions are not observable in the market or when such information is not indicative of a fair value transaction between market participants.

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

The majority, or approximately 63%, of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy under SFAS No. 157. As of September 30, 2008, the assets and liabilities classified within Level Three of the valuation hierarchy consist of our MSRs, certain MLHS due to lack of observable pricing data, Investment securities and IRLCs. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements.

Because of the inherent uncertainty of the estimates and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to the related amounts recorded in this Form 10-Q, which could have a material adverse effect on our financial position, results of operations or cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Form 10-Q for more information on our critical accounting policies.

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

PHH CORPORATION

By:	/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

Date: November 10, 2008

By:	/s/ Sandra Bell
Sandra Bell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Accounting Officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.

3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.

3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.

3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.

3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.

3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.

4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.

4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.

4.6		Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

4.7		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.

4.8		Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7)	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.

10	.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.

10.2		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.

10.3		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.

10.4		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.5‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.

10	.6†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.

10	.7†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.

10	.8†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

10	.9†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.

10	.10†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.

10	.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.12†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.13†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.14†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.15†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.

10	.16†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.18†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.

10	.19†‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.

10	.20†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.

10	.21†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10	.23†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

10.24		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10.25		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.26		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.

10.27		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.

10.28		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.

10	.29‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

10.30		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.

10	.31†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.

10.32		Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.33‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

10	.34‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.35‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.36‡‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.37‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

10	.38‡‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.

10.39		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.

10.40		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.41		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.

10.42		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.

10	.43†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.

10	.44†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.

10.45		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.46		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.

10	.47†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.

10	.48‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.

10.49		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.

10.50		Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.

10	.51†‡‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.

10.52		Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.	Description	Incorporation by Reference

10.53	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.

10.54	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

10.55	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.

10.56	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.

10.57	Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.

10.58	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.

10.59	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.

10.60	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.

10.61	Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.

10.62	Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.

10.63	Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.

10.64	Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10	.65‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.

10.66		Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008

10	.67‡‡	Loan Purchase and Sale Agreement Amendment No. 13, dated as of January 1, 2008, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 8, 2008.

10	.68†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

10.69		Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2008, as amended.

10	.70‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.

10	.71‡	Loan Purchase and Sale Agreement Amendment No. 11, dated January 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.

10	.72‡	Loan Purchase and Sale Agreement Amendment No. 12, dated July 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.

31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description	Incorporation by Reference

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.