Form 10-K
period 2008-12-31
PHH CORP
filed 2009-03-02
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2008 was $831.105 million.

As of February 13, 2009, there were 54,256,294 shares of PHH Common stock outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by the registrant on or prior to 120 days following the end of the registrant’s fiscal year ended December 31, 2008 are incorporated by reference in Part III of this Report.

Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries. During 2006, our former parent company, Cendant Corporation, changed its name to Avis Budget Group, Inc. (see Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”)); however, within this Form 10-K, PHH’s former parent company, now known as Avis Budget Group, Inc. (NYSE: CAR) is referred to as “Cendant.”

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

Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Forward-looking statements in this Form 10-K include, but are not limited to, the following: (i) our belief that we have developed an industry-leading technology infrastructure; (ii) our belief that any existing legal claims or proceedings would not have a material adverse effect on our business, financial position, results of operations or cash flows; (iii) our expectations regarding origination volumes, home sale volumes, increasing competition in the mortgage industry and our intention to take advantage of this environment by leveraging our existing mortgage origination services platform to enter into new outsourcing relationships; (iv) our belief that the amount of securities held in trust related to our potential obligation from our reinsurance agreements will be significantly higher than claims expected to be paid; (v) our belief that the Housing and Economic Recovery Act of 2008, the conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Association (“Freddie Mac”) and the Emergency Economic Stabilization Act of 2008 (“EESA”) could improve the negative trends that the mortgage industry has experienced since the middle of 2007; (vi) our expected savings during 2009 from cost-reducing initiatives; (vii) our expectation regarding the volume of leased units and fleet management services; (viii) our belief that our sources of liquidity are adequate to fund operations for the next 12 months; (ix) our expected capital expenditures for 2009; (x) our belief that we would have various periods to cure an event of default if one or more notices of default were to be given by our lenders or trustees under certain of our financing agreements; (xi) our expectation that the London Interbank Offered Rate (“LIBOR”) and commercial paper, long-term United States (“U.S.”) Treasury Department (the “Treasury”) and mortgage interest rates will remain our primary benchmark for market risk for the foreseeable future; (xii) our expectation that increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment; (xiii) our expectations regarding the impact of the adoption of recently issued accounting pronouncements on our financial statements; (xiv) our expectation that the amount of unrecognized income tax benefits will change in the next twelve months; (xv) the anticipated amounts of amortization expense for amortizable intangible assets for the next five fiscal years; (xvi) our expected contribution to our defined benefit pension plan during 2009; (xvii) our belief that we have adequate capacity available under our mortgage warehouse asset-backed debt arrangements; (xviii) our intention to continue to evaluate the long-term funding arrangements for our Fleet Management Services segment and (xix) our intention to continue to carefully manage order flow from our clients, align our client billing with our cost of funds and monitor available funding capacity.

The factors and assumptions discussed below and the risks and uncertainties described in “Item 1A. Risk Factors” in this Form 10-K could cause actual results to differ materially from those expressed in such forward-looking statements:

▪	the effects of environmental, economic or political conditions on the international, national or regional economy, the outbreak or escalation of hostilities or terrorist attacks and the impact thereof on our businesses;

▪	the effects of continued market volatility or continued economic decline on the availability and cost of our financing arrangements, the value of our assets and the price of our Common stock;

▪	the effects of a continued decline in the volume or value of U.S. home sales and home prices, due to adverse economic changes or otherwise, on our Mortgage Production and Mortgage Servicing segments;

▪	the effects of changes in current interest rates on our business and our financing costs;

▪	the effects of changes in spreads between mortgage rates and swap rates, option volatility and the shape of the yield curve, particularly on the performance of our risk management activities;

▪	our decisions regarding the levels, if any, of our derivatives related to mortgage servicing rights (“MSRs”) and the resulting potential volatility of the results of our operations of our Mortgage Servicing segment;

▪	the effects of any significant adverse changes in the underwriting criteria of government-sponsored entities, including Fannie Mae and Freddie Mac;

▪	the effects of the insolvency, inability or unwillingness of any of the counterparties to our significant customer contracts or financing arrangements to perform its obligations under our contracts;

▪	our ability to develop and implement operational, technological and financial systems to manage growing operations and to achieve enhanced earnings or effect cost savings;

▪	the effects of competition in our existing and potential future lines of business, including the impact of consolidation within the industries in which we operate and competitors with greater financial resources and broader product lines;

▪	the effects of the decline in the results of operations or financial condition of automobile manufacturers and/or their willingness or ability to make new vehicles available to us on commercially favorable terms, if at all;

▪	our ability to quickly reduce overhead and infrastructure costs in response to a reduction in revenue;

▪	our ability to implement fully integrated disaster recovery technology solutions in the event of a disaster;

▪	our ability to obtain financing on acceptable terms, if at all, to finance our operations or growth strategy, to operate within the limitations imposed by financing arrangements, to maintain our credit ratings and to maintain the amount of cash required to service our indebtedness;

▪	our ability to maintain our relationships with our existing clients;

▪	a deterioration in the performance of assets held as collateral for secured borrowings;

▪	the impact of the failure to maintain our credit ratings;

▪	any failure to comply with certain financial covenants under our financing arrangements;

▪	the effects of the declining health of the U.S. and global banking systems, the consolidation of financial institutions and the related impact on the availability of credit;

▪	the impact of the EESA enacted by the U.S. government on the securities market and valuations of mortgage-backed securities (“MBS”) and the impact of actions taken or to be taken by the Treasury and the Federal Reserve Bank on the credit markets and the U.S. economy and

▪	changes in laws and regulations, including changes in accounting standards, mortgage- and real estate-related regulations and state, federal and foreign tax laws.

Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control. In addition, we operate in a rapidly changing and competitive environment. New risk factors may emerge from time-to-time, and it is not possible to predict all such risk factors.

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

History

We were incorporated in 1953 as a Maryland corporation. For periods between April 30, 1997 and February 1, 2005, we were a wholly owned subsidiary of Cendant (renamed Avis Budget Group, Inc.) and its predecessors that provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to our spin-off from Cendant (the “Spin-Off”). In connection with the Spin-Off, we entered into several contracts with Cendant and Cendant’s real estate services division to provide for the separation of our business from Cendant and the continuation of certain business arrangements with Cendant’s real estate services division, including a separation agreement, a tax sharing agreement, a strategic relationship agreement, a marketing agreement, trademark license agreements and the operating agreement for PHH Home Loans, LLC (together with its subsidiaries, “PHH Home Loans” or the “Mortgage Venture”). Cendant spun-off its real estate services division, Realogy Corporation (“Realogy”), including its relocation subsidiary, Cartus Corporation (together with its subsidiaries, “Cartus”) into an independent, publicly traded company (the “Realogy Spin-Off”) effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. (See “— Arrangements with Cendant” and ‘‘— Arrangements with Realogy” for more information.)

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

Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage Corporation and its subsidiaries (collectively, “PHH Mortgage”), which includes PHH Home Loans and STARS. PHH Home Loans is a mortgage venture that we maintain with Realogy that began operations in October 2005. We own 50.1% of PHH Home Loans through our wholly owned subsidiary, PHH Broker Partner Corporation (“PHH Broker Partner”), and Realogy owns the remaining 49.9% through its wholly owned subsidiary, Realogy Services Venture Partner, Inc. (“Realogy Venture Partner”). PHH Mortgage, STARS and PHH Home Loans conduct business throughout the U.S. Our Mortgage Production segment focuses on providing private-label mortgage services to financial institutions and real estate brokers.

Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. Mortgage loan servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, and otherwise administering our mortgage loan servicing portfolio. Our Mortgage Servicing segment also includes our mortgage reinsurance business, Atrium Insurance Corporation (“Atrium”), a wholly owned subsidiary and New York domiciled monoline mortgage guaranty insurance company.

Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through our wholly owned subsidiary, PHH Vehicle Management Services Group LLC (“PHH Arval”). PHH Arval is a fully integrated provider of fleet management services with a broad range of product offerings. These services include management and leasing of vehicles and other fee-based services for our clients’ vehicle fleets, which include vehicle maintenance service cards, fuel cards and accident management services.

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

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a settlement agreement (the “Settlement Agreement”) between us, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million, which is included in Other income in the accompanying Consolidated Statement of Operations for 2008, and we paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we received the work product that those consultants provided to BCP V and Pearl Acquisition.

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

Interested readers may also read and copy any materials that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains our filings.

OUR BUSINESS

The following table sets forth the composition of our Net revenues by segment for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Mortgage Production	22%	9%	14%
Mortgage Servicing(1)	(13)%	8%	6%
Fleet Management Services	89%	83%	80%
Other(2)	2%	—	—

(1)	As a result of unfavorable Valuation adjustments related to mortgage servicing rights, net, our Mortgage Servicing segment generated negative net revenues for the year ended December 31, 2008.

(2)	Represents certain income and expenses not allocated to the three reportable segments, primarily related to the terminated Merger Agreement.

Mortgage Production and Mortgage Servicing Segments

Mortgage Production Segment

Our Mortgage Production segment focuses on providing mortgage services, including private-label mortgage services, to financial institutions and real estate brokers through PHH Mortgage and PHH Home Loans, which conduct business throughout the U.S. The following table sets forth the Net revenues, segment loss (as described in Note 22, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Production segment for each of the years ended and as of December 31, 2008, 2007 and 2006:

	Year Ended and As of December 31,
	2008(1)(2)	2007	2006
	(In millions)

Mortgage Production Net revenues	$462	$205	$329
Mortgage Production Segment loss	(93)	(225)	(152)
Mortgage Production Assets	1,228	1,840	3,226

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2008 vs 2007—Segment Results—Mortgage Production Segment” for a discussion regarding fair value accounting principles adopted on January 1, 2008, which impact the comparability of 2008 results to prior periods.

(2)	During 2008, we recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit. Minority interest in loss of consolidated entities, net of income taxes for 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for 2008 was impacted by $35 million as a result of the Goodwill impairment.

The Mortgage Production segment principally generates revenue through fee-based mortgage loan origination services and sales of mortgage loans into the secondary market. PHH Mortgage generally sells all mortgage loans that it originates to investors (which include a variety of institutional investors) within 60 days of origination. During 2008, 87% of our mortgage loan sales were to Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored Enterprises” or “GSEs”) and the remaining 13% were sold to private investors. For the year ended December 31, 2008, PHH Mortgage was the 7th largest retail originator of residential mortgages and the 10th largest overall residential mortgage originator, according to Inside Mortgage Finance. We are a leading outsource provider of mortgage loan origination services to financial institutions and the only mortgage company authorized to use the Century 21, Coldwell Banker and ERA brand names in marketing our mortgage loan products through the Mortgage Venture and other arrangements that we have with Realogy. See “— Arrangements with Realogy—Mortgage Venture Between Realogy and PHH,” “— Strategic Relationship Agreement” and “— Marketing Agreement.” For the year ended December 31, 2008, we originated mortgage loans for approximately 18% of the transactions in which real estate brokerages owned by Realogy represented the home buyer and approximately 3% of the transactions in which real estate brokerages franchised by Realogy represented the home buyer.

We originate mortgage loans through three principal business channels: financial institutions (on a private-label basis), real estate brokers (including brokers associated with brokerages owned or franchised by Realogy and Third-Party Brokers, as defined below) and relocation (mortgage services for clients of Cartus).

▪	Financial Institutions Channel: We are a leading provider of private-label mortgage loan originations for financial institutions and other entities throughout the U.S. In this channel, we offer a complete outsourcing solution, from processing applications through funding for clients that wish to offer mortgage services to their customers, but are not equipped to handle all aspects of the process cost-effectively. Representative clients include Merrill Lynch Credit Corporation (“Merrill Lynch”) and Charles Schwab Bank, which represented approximately 21% and 16% of our mortgage loan originations for the year ended December 31, 2008, respectively. (See “— Arrangements with Merrill Lynch” for more information.)

▪	Real Estate Brokers Channel: We work with real estate brokers to provide their customers with mortgage loans. Through our affiliations with real estate brokers, we have access to home buyers at the time of purchase. In this channel, we work with brokers associated with NRT Incorporated, Realogy’s owned real estate brokerage business (together with its subsidiaries, “NRT”), brokers associated with Realogy’s franchised brokerages (“Realogy Franchisees”) and brokers that are not affiliated with Realogy (“Third-Party Brokers”). Realogy has agreed that the residential and commercial real estate brokerage business owned and operated by NRT and the title and settlement services business owned and operated by Title Resource Group LLC (together with its subsidiaries, “TRG”) will exclusively recommend the Mortgage Venture as provider of mortgage loans to: (i) the independent sales associates affiliated with Realogy Services Group LLC and Realogy Venture Partner (together with Realogy Services Group LLC and their respective subsidiaries, the “Realogy Entities”), excluding the independent sales associates of any Realogy Franchisee acting in such capacity and (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity). (See “— Arrangements with Realogy—Strategic Relationship Agreement” for more information.) In general, our capture rate of mortgages where we are the exclusive recommended provider is much higher than in other situations. Realogy Franchisees, including Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. have agreed to recommend exclusively PHH Mortgage as provider of mortgage loans to their respective independent sales associates. (See “— Arrangements with Realogy—Marketing Agreement” for more information.) Additionally, for Realogy Franchisees and Third-Party Brokers, we endeavor to enter into separate marketing service agreements (“MSAs”) or other arrangements whereby we are the exclusive recommended provider of mortgage loans to each franchise or broker. We have entered into exclusive MSAs with 8% of Realogy Franchisees as of December 31, 2008. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerage services in the U.S. In this channel, we primarily operate on a private-label basis, incorporating the brand name associated with the real estate broker, such as Coldwell Banker Mortgage, Century 21 Mortgage or ERA Mortgage. Substantially all of the originations through this channel during the years ended December 31, 2008, 2007 and 2006 were originated from Realogy and the Realogy Franchisees. (See “— Arrangements with Realogy” for more information.)

▪	Relocation Channel: In this channel, we work with Cartus, Realogy’s relocation business, to provide mortgage loans to employees of Cartus’ clients. Cartus is the industry leader of outsourced corporate relocation services in the U.S. Substantially all of the originations through this channel during the years ended December 31, 2008, 2007 and 2006 were from Cartus. (See “— Arrangements with Realogy” for more information.)

Included in the Real Estate Brokers and Relocation Channels described above is the Mortgage Venture that we have with Realogy. (See “— Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for more information.)

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

The following table sets forth the composition of our mortgage loan originations by channel and platform for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in millions)

Loans closed to be sold	$20,753	$29,207	$32,390
Fee-based closings	13,166	10,338	8,872

Total closings	$33,919	$39,545	$41,262

Loans sold	$21,079	$30,346	$31,598

Total Mortgage Originations by Channel:
Financial institutions	63%	55%	49%
Real estate brokers	33%	40%	46%
Relocation	4%	5%	5%
Total Mortgage Originations by Platform:
Teleservices	58%	54%	56%
Field sales professionals	27%	23%	23%
Closed mortgage loan purchases	15%	23%	21%

Fee-based closings are comprised of mortgages originated for others (including brokered loans and loans originated through our financial institutions channel). Loans originated by us and purchased from financial institutions are included in loans closed to be sold while loans originated by us and retained by financial institutions are included in fee-based closings.

The following table sets forth the composition of our mortgage loan originations by product type for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006

Fixed rate	59%	65%	57%
Adjustable rate	41%	35%	43%
Purchase closings	63%	65%	69%
Refinance closings	37%	35%	31%
Conforming(1)	64%	60%	56%
Non-conforming:
Jumbo(2)	19%	24%	23%
Alt-A(3)	—	4%	8%
Second lien	15%	9%	10%
Other	2%	3%	3%

Total Non-conforming	36%	40%	44%

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgage loans that have loan amounts exceeding the GSE guidelines.

(3)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a GSE loan.

Appraisal Services Business

Our Mortgage Production segment includes our appraisal services business, STARS, which provides appraisal services utilizing a network of approximately 2,240 third-party professional licensed appraisers offering local coverage throughout the U.S. and also provides credit research, flood certification and tax services. The appraisal services business is closely linked to the processes by which our mortgage operations originate mortgage loans and derives substantially all of its business from our various channels. The results of operations and financial position of STARS are included in our Mortgage Production segment for all periods presented.

Mortgage Servicing Segment

Our Mortgage Servicing segment consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. We principally generate revenue for our Mortgage Servicing segment through fees earned for servicing mortgage loans held by investors. (See Note 1, “Summary of Significant Accounting Policies—Revenue Recognition—Mortgage Servicing” in the Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our Loan servicing income.) In addition, our Mortgage Servicing segment may from time-to-time purchase MSRs, sell MSRs or act as a subservicer for certain clients that own the underlying MSRs. We also generate revenue from reinsurance activities from our wholly owned subsidiary, Atrium. The following table sets forth the Net revenues, segment (loss) profit (as described in Note 22, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Mortgage Servicing segment for each of the years ended and as of December 31, 2008, 2007 and 2006:

	Year Ended and As of December 31,
	2008(1)	2007	2006
	(In millions)

Mortgage Servicing Net revenues	$(276)	$176	$131
Mortgage Servicing Segment (loss) profit	(430)	75	44
Mortgage Servicing Assets	2,056	2,498	2,641

(1)	Net revenues and segment loss for 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $733 million.

PHH Mortgage typically retains the MSRs on the mortgage loans that it sells. MSRs are the rights to receive a portion of the interest coupon and fees collected from the mortgagors for performing specified mortgage servicing activities, as described above.

The following table sets forth summary data of our mortgage loan servicing activities for the years ended and as of December 31, 2008, 2007 and 2006:

	Year Ended and As of December 31,
	2008	2007	2006
	(Dollars in millions, except average loan size)

Average loan servicing portfolio	$152,681	$163,107	$159,269
Ending loan servicing portfolio(1)	$149,750	$159,183	$160,222
Number of loans serviced(1)	975,120	1,063,187	1,079,671
Average loan size	$153,571	$149,723	$148,399
Weighted-average interest rate	5.8%	6.1%	6.1%
Delinquent Mortgage Loans:(2)
30 days	2.31%	1.93%	1.93%
60 days	0.62%	0.46%	0.38%
90 days or more	0.74%	0.41%	0.29%

Total delinquencies	3.67%	2.80%	2.60%

Foreclosures/real estate owned/bankruptcies	1.83%	0.87%	0.58%
Major Geographical Concentrations:
California	12.4%	11.4%	11.4%
Florida	7.2%	7.3%	7.4%
New Jersey	7.1%	7.7%	8.5%
New York	6.7%	7.0%	7.3%
Texas	4.7%	4.7%	4.8%
Illinois	4.5%	4.7%	4.1%
Other	57.4%	57.2%	56.5%

(1)	As of December 31, 2007, approximately 130,000 loans with an unpaid principal balance of $19.3 billion for which the underlying MSRs had been sold were included in the Company’s loan servicing portfolio. The Company subserviced these loans until the MSRs were transferred from our systems to the purchaser’s systems during the second quarter of 2008.

(2)	Represents the loan servicing portfolio delinquencies as a percentage of the total unpaid principal balance of the portfolio. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Consumer Credit Risk—Loan Servicing” for information regarding the delinquency of loans sold with recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale.

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

In February 2008, Freddie Mac announced that for mortgage loans closed after June 1, 2008, it was changing its eligibility requirements to prohibit approved private mortgage insurers from ceding more than 25% of gross premiums to captive reinsurance companies. As of December 31, 2008, Atrium had outstanding reinsurance agreements with four primary mortgage insurers, two of which were active and two of which were inactive and in runoff. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. We are still evaluating other potential reinsurance structures with these primary mortgage insurers, but have not reached any agreements as of the filing date of this Form 10-K.

As of December 31, 2008, the unpaid principal balance of mortgage loans covered by such mortgage reinsurance was approximately $11.9 billion, and a liability of $83 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities. We are required to hold securities in trust related to payment of potential claims related to policies in force, which were $261 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2008. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Consumer Credit Risk—Mortgage Reinsurance” and “Item 1A. Risk Factors—Risks Related to our Business—Continued or worsening conditions in the real estate market could adversely impact our business, financial position, results of operations or cash flows.” for more information.

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

According to Inside Mortgage Finance, PHH Mortgage was the 7th largest retail mortgage loan originator in the U.S. with a 4.0% market share as of December 31, 2008 and the 10th largest mortgage loan servicer with a 1.3% market share as of December 31, 2008. Some of our largest competitors include Bank of America/Countrywide Financial, Wells Fargo Home Mortgage, Chase Home Finance and CitiMortgage. Many of our competitors are larger than we are and have access to greater financial resources than we do, which can place us at a competitive disadvantage. In addition, many of our largest competitors are banks or affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold new mortgage loan originations in an investment portfolio, access to lower rate bank deposits as a source of liquidity and the ability to access the benefits under several government initiatives, such as funding under the EESA’s Troubled Asset Relief Program (“TARP”).

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

The consolidation or elimination of several of our largest competitors has thus far resulted in reduced industry capacity and higher loan margins. However, many of our competitors continue to have access to greater financial resources than we have, which places us at a competitive disadvantage. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering. This shift to more traditional prime loan products may result in a further increase in competition within the mortgage industry, which could have a negative impact on our Mortgage Production segment’s results of operations during 2009.

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

We are party to a strategic relationship agreement dated as of January 31, 2005 between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy Venture Partner and Cendant (the “Strategic Relationship Agreement”), which, among other things, restricts us and our affiliates, subject to limited exceptions, from engaging in certain residential real estate services, including any business conducted by Realogy. The Strategic Relationship Agreement also provides that we will not directly or indirectly sell any mortgage loans or mortgage loan servicing to certain competitors in the residential real estate brokerage franchise businesses in the U.S. (or any company affiliated with them). See “— Arrangements with Realogy—Strategic Relationship Agreement” below for more information.

See “Our Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Production Segment” and “Item 1A. Risk Factors—Risks Related to our Business—The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.

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

Trademarks and Intellectual Property

The trade names and related logos of our financial institution clients are material to our Mortgage Production and Mortgage Servicing segments. Our financial institution clients license the use of their names to us in connection with our private-label business. These trademark licenses generally run for the duration of our origination services agreements with such financial institution clients and facilitate the origination services that we provide to them. Realogy’s brand names and related items, such as logos and domain names, of its owned and franchised residential real estate brokerages are material to our Mortgage Production and Mortgage Servicing segments. Realogy licenses its real estate brands and related items, such as logos and domain names, to us for use in our mortgage loan origination services that we provide to Realogy’s owned real estate brokerage, relocation and settlement services businesses. In connection with the Spin-Off, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and PHH Mortgage entered into a trademark license agreement (the “PHH Mortgage Trademark License Agreement”) pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s franchised real estate brokerage business. PHH Home Loans is party to its own trademark license agreement (the “Mortgage Venture Trademark License Agreement”) with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names and related items, such as domain names, in connection with our mortgage loan origination services on behalf of Realogy’s owned real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. See “— Arrangements with Realogy—Trademark License Agreements” for more information about the PHH Mortgage Trademark License Agreement and the Mortgage Venture Trademark License Agreement (collectively, the “Trademark License Agreements”).

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

The U.S. economy has entered into a recession, which some economists are projecting will be prolonged and severe, the timing, extent and severity of which could result in increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Trends” for discussion regarding recent regulatory actions impacting our Mortgage Production and Mortgage Servicing segments.

In general, we are subject to numerous federal, state and local laws, rules and regulations that affect our business, including mortgage- and real estate-related regulations such as the Real Estate Settlement Procedures Act (“RESPA”), which restricts the payment of fees or other consideration for the referral of real estate settlement services, including mortgage loans, as well as rules and regulations related to taxation, vicarious liability, insurance and accounting. Our Mortgage Production and Mortgage Servicing segments, in general, are heavily regulated by mortgage lending laws at the federal, state and local levels, and proposals for further regulation of the financial services industry, including regulations addressing borrowers with blemished credit and non-traditional mortgage products, are continually being introduced. The establishment of the Mortgage Venture and the continuing relationships between and among the Mortgage Venture, Realogy and us are subject to the anti-kickback requirements of RESPA.

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

(See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

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

As a result of our ownership of Atrium, we are subject to New York’s insurance holding company statute, as well as certain other laws, which, among other things, limit Atrium’s ability to declare and pay dividends except from restricted cash in excess of the aggregate of Atrium’s paid-in capital, paid-in surplus and contingency reserve. Additionally, anyone seeking to acquire, directly or indirectly, 10% or more of Atrium’s outstanding common stock, or otherwise proposing to engage in a transaction involving a change in control of Atrium, will be required to obtain the prior approval of the New York Superintendent of Insurance. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Fleet Management Services Segment

We provide fleet management services to corporate clients and government agencies through PHH Arval throughout the U.S. and Canada. We are a fully integrated provider of these services with a broad range of product offerings. We are the second largest provider of outsourced commercial fleet management services in the U.S. and Canada, combined, according to the Automotive Fleet 2008 Fact Book. We focus on clients with fleets of greater than 75 vehicles. As of December 31, 2008, we had more than 331,000 vehicles leased, primarily consisting of cars and light trucks and, to a lesser extent medium and heavy trucks, trailers and equipment and approximately 270,000 additional vehicles serviced under fuel cards, maintenance cards, accident management services arrangements and/or similar arrangements. During the year ended December 31, 2008, we purchased approximately 75,000 vehicles. The following table sets forth the Net revenues, segment profit (as described in Note 22, “Segment Information” in the Notes to Consolidated Financial Statements included in this Form 10-K) and Assets for our Fleet Management Services segment for each of the years ended and as of December 31, 2008, 2007 and 2006:

	Year Ended and As of December 31,
	2008	2007	2006
	(In millions)

Fleet Management Services Net revenues	$1,827	$1,861	$1,830
Fleet Management Services Segment profit	62	116	102
Fleet Management Services Assets	4,956	5,023	4,868

We offer fully integrated services that provide solutions to clients subject to their business objectives. We place an emphasis on customer service and focus on a consultative approach with our clients. Our employees support each client in achieving the full benefits of outsourcing fleet management, including lower costs and increased productivity. We offer 24-hour customer service for the end-users of our products and services. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems provide clients access to customized reports to better monitor and manage their corporate fleets.

We provide corporate clients and government agencies the following services and products:

▪	Fleet Leasing and Fleet Management Services. These services include vehicle leasing, fleet policy analysis and recommendations, benchmarking, vehicle recommendations, ordering and purchasing vehicles, arranging for vehicle delivery and administration of the title and registration process, as well as tax and insurance requirements, pursuing warranty claims and remarketing used vehicles. We also offer various leasing plans, financed primarily through the issuance of variable-rate notes and borrowings through an asset-backed structure. For the year ended December 31, 2008, we averaged 335,000 leased vehicles. Substantially all of the residual risk on the value of the vehicle at the end of the lease term remains with the lessee for approximately 94% of our Net investment in fleet leases. These leases typically have a minimum lease term of 12 months and can be continued after that at the lessee’s election for successive monthly renewals. At the appropriate replacement period, we typically sell the vehicle into the secondary market and the client receives a credit or pays the difference between the sale proceeds and the book value. For the remaining 6% of our Net investment in fleet leases, we retain the residual risk of the value of the vehicle at the end of the lease term. We maintain rigorous standards with respect to the creditworthiness of our clients. Net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three years. During the years ended December 31, 2008, 2007 and 2006 our fleet leasing and fleet management servicing generated approximately 89%, 88% and 89%, respectively, of our Net revenues for our Fleet Management Services segment.

▪	Maintenance Services. We offer clients vehicle maintenance service cards that are used to facilitate payment for repairs and maintenance. We maintain an extensive network of third-party service providers in the U.S. and Canada to ensure ease of use by the clients’ drivers. The vehicle maintenance service cards provide clients with the following benefits: (i) negotiated discounts off of full retail prices through our convenient supplier network; (ii) access to our in-house team of certified maintenance experts that monitor transactions for policy compliance, reasonability and cost-effectiveness and (iii) inclusion of vehicle maintenance transactions in a consolidated information and billing database, which assists clients with the evaluation of overall fleet performance and costs. For the year ended December 31, 2008, we averaged 299,000 maintenance service cards outstanding in the U.S. and Canada. We receive a fixed monthly fee for these services from our clients as well as additional fees from service providers in our third-party network for individual maintenance services.

▪	Accident Management Services. We provide our clients with comprehensive accident management services such as immediate assistance upon receiving the initial accident report from the driver (e.g., facilitating emergency towing services and car rental assistance), an organized vehicle appraisal and repair process through a network of third-party preferred repair and body shops and coordination and negotiation of potential accident claims. Our accident management services provide our clients with the following benefits: (i) convenient, coordinated 24-hour assistance from our call center; (ii) access to our relationships with the repair and body shops included in our preferred supplier network, which typically provide clients with favorable terms and (iii) expertise of our damage specialists, who ensure that vehicle appraisals and repairs are appropriate, cost-efficient and in accordance with each client’s specific repair policy. For the year ended December 31, 2008, we averaged 323,000 vehicles that were participating in accident management programs with us in the U.S. and Canada. We receive fees from our clients for these services as well as additional fees from service providers in our third-party network for individual incident services.

▪	Fuel Card Services. We provide our clients with fuel card programs that facilitate the payment, monitoring and control of fuel purchases through PHH Arval. Fuel is typically the single largest fleet-related operating expense. By using our fuel cards, our clients receive the following benefits: access to more fuel brands and outlets than other private-label corporate fuel cards, point-of-sale processing technology for fuel card transactions that enhances clients’ ability to monitor purchases and consolidated billing and access to other information on fuel card transactions, which assists clients with the evaluation of overall fleet performance and costs. Our fuel cards are offered through relationships with Wright Express and another third-party in the U.S. and a proprietary card in Canada, which offer expanded fuel management capabilities on one service card. For the year ended December 31, 2008, we averaged 296,000 fuel cards outstanding in the U.S. and Canada. We receive both monthly fees from our fuel card clients and additional fees from fuel providers.

The following table sets forth the Net revenues attributable to our domestic and foreign operations for our Fleet Management Services segment for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net revenues:
Domestic	$1,702	$1,781	$1,751
Foreign	125	80	79

The following table sets forth our Fleet Management Services segment’s Assets located domestically and in foreign countries as of December 31, 2008, 2007 and 2006:

	As of December 31,
	2008	2007	2006
	(In millions)

Assets:
Domestic	$4,494	$4,699	$4,678
Foreign	462	324	190

Leases

We lease vehicles to our clients under both open-end and closed-end leases. The majority of our leases are to corporate clients and are open-end leases, a form of lease in which the client bears substantially all of the vehicle’s residual value risk.

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

Open-end leases may be classified as operating leases or direct financing leases depending upon the nature of the residual guarantee. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are calculated on a variable-rate basis, for approximately 73% of our Net investment in fleet leases as of December 31, 2008, that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to the lessees for interest on the remaining 27% of our Net investment in fleet leases as of December 31, 2008 are based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

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

From time-to-time, we utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for lease originations by our Canadian fleet management operations. The component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable less any unearned income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Fleet Management Services Segment—Fleet Industry Trends” for a discussion of the impact of disruption in the credit markets on our ability to utilize such funding structures.

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

Competition

We differentiate ourselves from our competitors primarily on three factors: the breadth of our product offering; customer service and technology. Unlike certain of our competitors that focus on selected elements of the fleet management process, we offer fully integrated services. In this manner, we are able to offer customized solutions to clients regardless of their needs. We believe we have developed an industry-leading technology infrastructure. Our data warehousing, information management and online systems enable clients to download customized reports to better monitor and manage their corporate fleets. Our competitors in the U.S. and Canada include GE Commercial Finance Fleet Services, Wheels Inc., Automotive Resources International, Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Additionally, to the extent that our competitors have access to financing with more favorable terms than we do, we could be placed at a competitive disadvantage, particularly as we seek to extend our existing borrowing arrangements or enter into new borrowing arrangements. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Seasonality

The revenues generated by our Fleet Management Services segment are generally not seasonal.

Commercial Fleet Leasing Industry Regulation

We are subject to federal, state and local laws and regulations including those relating to taxing and licensing of vehicles and certain consumer credit and environmental protection. Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in one major province in Canada, Alberta, and is subject to limited liability (e.g. in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. At this time, none of these three jurisdictions have enacted legislation imposing limited or an alternative form of liability on vehicle lessors. The scope, application and enforceability of this federal law continues to be tested. For example, shortly after its enactment, a state trial court in New York ruled that the federal law is unconstitutional. On April 29, 2008, New York’s highest court, the New York Court of Appeals, overruled the trial court and upheld the constitutionality of the federal law. In a 2008 decision relating to a case in Florida, the U.S. Court of Appeals for the 11th Circuit upheld the constitutionality of the federal law, but the plaintiffs recently filed a petition seeking review of the decision by the U.S. Supreme Court. The outcome of this case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

Additionally, a law was enacted in the Province of Ontario setting a cap of $1 million on a lessor’s liability for personal injuries for accidents occurring on or after March 1, 2006. A similar law went into effect in the Province of British Columbia effective November 8, 2007. The British Columbia law also includes a cap of $1 million on a lessor’s liability. In December 2007, the Province of Alberta legislature adopted a vicarious liability bill with provisions similar to the Ontario and British Columbia statutes, including a cap of $1 million on a lessor’s liability, but an effective date has not yet been established. The scope, application and enforceability of these provincial laws have not been fully tested. (See “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” and “— Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Employees

As of December 31, 2008, we employed a total of approximately 5,080 persons, including approximately 3,780 persons in our Mortgage Production and Mortgage Servicing segments, approximately 1,260 persons in our Fleet Management Services segment and approximately 40 corporate employees. Management considers our employee relations to be satisfactory. As of December 31, 2008, none of our employees were covered under collective bargaining agreements.

ARRANGEMENTS WITH CENDANT

For all periods prior to February 1, 2005, we were a wholly owned subsidiary of Cendant and provided homeowners with mortgages, serviced mortgage loans, facilitated employee relocations and provided vehicle fleet management and fuel card services to commercial clients. On February 1, 2005, we began operating as an independent, publicly traded company pursuant to the Spin-Off. We entered into several contracts with Cendant in connection with the Spin-Off to provide for our separation from Cendant and the transition of our business as an independent company, including a separation agreement (the “Separation Agreement”) and a tax sharing agreement (as amended and restated, the “Amended Tax Sharing Agreement”).

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

Release of Claims

Under the Separation Agreement, we and Cendant release one another from all liabilities that occurred, failed to occur or were alleged to have occurred or failed to occur or any conditions existing or alleged to have existed on or before the date of the Spin-Off. The release of claims, however, does not affect Cendant’s or our rights or obligations under the Separation Agreement or the Amended Tax Sharing Agreement.

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

(iv)	any liabilities relating to our or our affiliates’ employees and

(v)	all liabilities that are expressly allocated to us or our affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement or the Amended Tax Sharing Agreement;

▪	any breach by us or our affiliates of the Separation Agreement or the Amended Tax Sharing Agreement and

▪	any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005 (the “Form 8-A”), the information statement (the “Information Statement”) filed by us as an exhibit to our Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation (the “Investor Presentation”) filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.

Cendant is obligated to indemnify us for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement described below under “— Tax Sharing Agreement”) that any party seeks to impose upon us or our affiliates that relate to:

▪	any liabilities other than liabilities we have assumed or any liabilities relating to the Cendant business;

▪	any breach by Cendant or its affiliates of the Separation Agreement or the Amended Tax Sharing Agreement and

▪	any liabilities relating to information in the Form 8-A, the Information Statement or the Investor Presentation provided by Cendant.

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

The Amended Tax Sharing Agreement, dated as of December 21, 2005, clarifies that Cendant is solely responsible for separate state taxes on a significant number of our income tax returns for years 2003 and prior. We will cooperate with Cendant on any federal and state audits for these years, but Cendant is contractually obligated to bear the cost of any liabilities that may result from such audits. Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007 (filed on February 29, 2008 under Avis Budget Group, Inc.) that it settled the Internal Revenue Service (“IRS”) audit for the taxable years 1998 through 2002 that included us.

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

ARRANGEMENTS WITH REALOGY

In connection with the Spin-Off, we entered into several contracts with Realogy to provide for the continuation of certain business arrangements, including the operating agreement of the Mortgage Venture between PHH Broker Partner and Realogy Venture Partner (the “Mortgage Venture Operating Agreement”), the Strategic Relationship Agreement, a marketing agreement (the “Marketing Agreement”), and the Trademark License Agreements. Realogy, became an independent, publicly traded company pursuant to the Realogy Spin-Off effective July 31, 2006. On April 10, 2007, Realogy became a wholly owned subsidiary of Domus Holdings Corp., an affiliate of Apollo Management VI, L.P., following the completion of a merger and related transactions. Following the Realogy Spin-Off, Realogy is a leading franchisor of real estate brokerages, the largest owner and operator of residential real estate brokerages in the U.S. and the largest U.S. provider of relocation services. (See “Item 1A. Risk Factors—Risks Related to the Spin-Off—Our agreements with Cendant and Realogy may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated parties.” for more information.)

Mortgage Venture Between Realogy and PHH

Realogy, through its subsidiary, Realogy Venture Partner, and we, through our subsidiary, PHH Broker Partner, are parties to the Mortgage Venture for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned residential real estate brokerage and corporate relocation businesses, NRT and Cartus, respectively. In connection with the formation of the Mortgage Venture, we contributed assets and transferred employees to the Mortgage Venture that have historically supported originations from NRT and Cartus. The Mortgage Venture Operating Agreement has a 50-year term, subject to earlier termination as described below under “— Termination” or non-renewal by PHH Broker Partner after 25 years subject to delivery of notice between January 31, 2027 and January 31, 2028. In the event that PHH Broker Partner does not deliver a non-renewal notice after the 25th year, the Mortgage Venture Operating Agreement will be renewed for an additional 25-year term subject to earlier termination as described below under “— Termination.”

The Mortgage Venture commenced operations in October 2005 and is licensed, where applicable, to conduct loan origination, loan sales and related operations in those jurisdictions in which it is doing business. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage or to unaffiliated third-party investors at arm’s-length terms. The Mortgage Venture Operating Agreement provides that the members of the Mortgage Venture intend that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third-party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. The provisions of the Strategic Relationship Agreement, as discussed in more detail below, govern the manner in which the Mortgage Venture is recommended by NRT to its independent contractor sales associates and by Cartus to its customers and clients.

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

Termination

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Mortgage Venture and the Strategic Relationship Agreement in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of us, PHH Broker Partner or any other affiliate of ours with a direct or indirect ownership interest in PHH Home Loans involving certain specified parties;

▪	a material breach, not cured within the requisite cure period, by us or our affiliates of the representations, warranties, covenants or other agreements (discussed below) under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement (described below under “— Strategic Relationship Agreement”), the Marketing Agreement (described below under “— Marketing Agreement”), the Trademark License Agreements (described below under “— Trademark License Agreements”), a management services agreement (the “Management Services Agreement”) (described below under “— Management Services Agreement”) and certain other agreements entered into in connection with the Spin-Off;

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of us or PHH Mortgage or

▪	any act or omission by us or our subsidiaries that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

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

Exclusive Recommended Provider of Mortgage Loans

Under the Strategic Relationship Agreement, Realogy agreed that the residential and commercial real estate brokerage business owned and operated by NRT, the title and settlement services business owned and operated by TRG, and the relocation business owned and operated by Cartus will exclusively recommend the Mortgage Venture as provider of mortgage loans to (i) the independent sales associates affiliated with the Realogy Entities (excluding the independent sales associates of any Realogy Franchisee acting in such capacity) and (ii) all customers of the Realogy Entities (excluding Realogy Franchisees or any employee or independent sales associate thereof acting in such capacity). Realogy, however, is not required under the terms of the Strategic Relationship Agreement to condition doing business with a customer on such customer obtaining a mortgage loan from the Mortgage Venture or contacting or being contacted by the Mortgage Venture. Realogy has the right to terminate the exclusivity arrangement of the Strategic Relationship Agreement under certain circumstances, including (i) if we materially breach any representation, warranty, covenant or other agreement contained in any of the agreements entered into in connection with the Mortgage Venture Operating Agreement (described generally above under “— Mortgage Venture Between Realogy and PHH—Termination”) and such breach is not cured within the required cure period and (ii) if a Regulatory Event occurs and is not cured within the required time period. In addition, if the Mortgage Venture is prohibited by law, rule, regulation, order or other legal restriction from performing its mortgage origination function in any jurisdiction, and such prohibition has not been cured within the applicable cure period, Realogy has the right to terminate exclusivity in the affected jurisdiction.

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

Indemnification

Pursuant to the Strategic Relationship Agreement, we have agreed to indemnify Realogy for all losses arising out of or resulting from (i) any violation or material breach by us of any representation, warranty, or covenant in the agreement or (ii) our negligent or willful misconduct in connection with the agreement. We have also agreed to indemnify the Mortgage Venture for all losses incurred or sustained by it (i) for any damages paid by the Mortgage Venture in connection with an acquisition of a mortgage loan origination business under the Strategic Relationship Agreement or (ii) any interest paid by the Mortgage Venture for any failure to make scheduled distributions for any fiscal quarter pursuant to the Mortgage Venture Operating Agreement. (See ‘‘— Subsequent Mortgage Company Acquisitions” and “— Mortgage Venture Between Realogy and PHH—Termination” above for more information).

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

Trademark License Agreements

PHH Mortgage, TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. are parties to the PHH Mortgage Trademark License Agreement pursuant to which PHH Mortgage was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as logos and domain names in its origination of mortgage loans on behalf of customers of Realogy’s franchised real estate brokerage business. We pay a fixed licensing fee to the licensors on a quarterly basis. PHH Mortgage agreed to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of our use of the licensed marks. The PHH Mortgage Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interest in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See ‘‘— Mortgage Venture Between Realogy and PHH—Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Mortgage or the licensor may also terminate the PHH Mortgage Trademark License Agreement for the other party’s breach or default of any material obligation under the PHH Mortgage Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the PHH Mortgage Trademark License Agreement, PHH

Mortgage loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

PHH Home Loans is party to the Mortgage Venture Trademark License Agreement with TM Acquisition Corp., Coldwell Banker Real Estate Corporation and ERA Franchise Systems, Inc. pursuant to which PHH Home Loans was granted a license to use certain of Realogy’s real estate brand names, trademarks and service marks and related items, such as domain names, in connection with its mortgage loan origination services for Realogy’s real estate brokerage business owned and operated by NRT, the relocation business owned and operated by Cartus and the settlement services business owned and operated by TRG. The license granted to PHH Home Loans is royalty-free, non-exclusive, non-assignable, non-transferable and non-sublicensable. PHH Home Loans agreed to indemnify the licensors and their affiliates for all damages from third-party claims directly or indirectly arising out of PHH Home Loan’s use of the licensed marks. The Mortgage Venture Trademark License Agreement terminates upon the completion of either PHH Broker Partner’s purchase of Realogy Venture Partner’s interest in PHH Home Loans, or PHH Broker Partner’s sale of its interests in PHH Home Loans upon a termination of the Mortgage Venture Operating Agreement or the dissolution of PHH Home Loans. (See “— Mortgage Venture Between Realogy and PHH—Termination” and “— Effects of Termination or Non-Renewal” for more information about termination of the Mortgage Venture Operating Agreement.) PHH Home Loans or the licensors may also terminate the Mortgage Venture Trademark License Agreement for the other party’s breach or default of any material obligation under the Mortgage Venture Trademark License Agreement that is not cured within 60 days after receipt of written notice of the breach. Upon termination of the Mortgage Venture Trademark License Agreement, PHH Home Loans loses all rights to use the licensed marks and must destroy all materials containing or in any way using the licensed marks.

Marketing Agreement

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

ARRANGEMENTS WITH MERRILL LYNCH

Approximately 21% of our mortgage loan originations for the year ended December 31, 2008 were from Merrill Lynch, pursuant to certain agreements between us and Merrill Lynch that are described in more detail below. In January 2009, Bank of America Corporation announced the completion of its merger with Merrill Lynch & Co., Inc., the parent company of Merrill Lynch. (See “Item 1A. Risk Factors—We are exposed to counterparty credit risk and there can be no assurances that we will manage or mitigate this risk effectively.”)

Origination Assistance Agreement

We are party to the Origination Assistance Agreement, dated as of December 15, 2000, with Merrill Lynch, as amended (the “OAA”). Pursuant to the OAA, we assist Merrill Lynch in originating certain mortgage loans on a private-label basis. We also provide certain origination-related services for Merrill Lynch on a private-label basis in connection with Merrill Lynch’s wholesale loan program for correspondent lenders and mortgage brokers. The mortgage loan origination services that we perform for Merrill Lynch include receiving and processing applications for certain mortgage loan products offered by Merrill Lynch, preparing documentation for mortgage loans that meet Merrill Lynch’s applicable underwriting guidelines, closing mortgage loans, maintaining certain files with respect to mortgage loans and providing daily interest rate sheets to correspondent lenders and mortgage brokers. We also assist Merrill Lynch in making bulk purchases of certain mortgage loan products from correspondent lenders. Under the terms of the OAA, we are the exclusive provider of mortgage loans for mortgage loan borrowers (other than borrowers who borrow indirectly through a correspondent lender or mortgage broker) who either (i) have a relationship with, or are referred by, a Merrill Lynch Financial Advisor in the Global Private Client Group or (ii) are clients of the Merrill Lynch investor services group. We are required to provide all services under the OAA in accordance with the service standards specified therein. The OAA obligates us to make certain liquidated damage payments to Merrill Lynch if we do not maintain specified levels of customer satisfaction with respect to the services that we provide on behalf of Merrill Lynch. In addition, our breach of the service standards in certain circumstances (a “PHH Performance Failure”) may result in termination of the OAA. The initial term of the OAA expires on December 31, 2010, unless earlier terminated. Upon expiration of the initial term, the OAA will automatically renew for a five-year extension term; provided that, if there shall have been a PHH Performance Failure or Merrill Lynch shall not have met certain specified obligations under the OAA prior to December 31, 2010, then the OAA shall not automatically extend unless the non-breaching party gives notice to the other party that it is willing to extend the OAA. We and Merrill Lynch each have the right to terminate the OAA for the other party’s uncured material breach of any representation, warranty or covenant of the OAA or bankruptcy or insolvency. In addition, Merrill Lynch may also terminate the OAA upon notice to us if (i) we lose good standing with the HUD or both Fannie Mae and Freddie Mac revoke our good standing for cause and we do not have our good standing reinstated within 30 days, (ii) we experience a change of control under certain circumstances or (iii) we breach the terms of a trademark use agreement with Merrill Lynch without curing such a breach within the applicable cure period. During the one-year period following the termination of the OAA, we are obligated to assist Merrill Lynch in transitioning the business back to it or a third-party service provider designated by Merrill Lynch.

Portfolio Servicing Agreement

We are also party to the Portfolio Servicing Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “Portfolio Servicing Agreement”). Pursuant to the Portfolio Servicing Agreement, we service certain mortgage loans originated or otherwise held in a portfolio by Merrill Lynch and maintain electronic files related to the servicing functions that we perform. Mortgage loan servicing under the Portfolio Servicing Agreement includes collecting loan payments from borrowers, remitting principal and interest payments to the owner of each mortgage loan and managing escrow funds for the payment of mortgage loan-related expenses, such as property taxes and homeowner’s insurance. We also assist Merrill Lynch in managing funds relating to properties acquired by Merrill Lynch in foreclosure, which may include the disposition of such properties. We may not terminate the Portfolio Servicing Agreement without the consent of Merrill Lynch. Merrill Lynch, however, may terminate the Portfolio Servicing Agreement at any time upon notice to us in the event of (i) any uncured material breach of any representation, warranty or covenant by us under certain agreements, including the Portfolio Servicing Agreement, a trademark use agreement with Merrill Lynch, and the Loan Purchase and Sale Agreement (as defined below), (ii) our bankruptcy or insolvency, (iii) the loss of our eligibility to sell or service mortgage loans for Fannie Mae, Freddie Mac or Ginnie Mae if we cease to be a HUD-approved mortgagee, (iv) we experience a change in control under certain circumstances or (v) our failure to meet certain service standards specified in the Portfolio Servicing Agreement, which is not cured within the applicable cure period. If the Portfolio Servicing Agreement is terminated due to our failure to meet certain specified service standards, then we and Merrill Lynch will retain an arbitrator to determine the fair market value of the MSRs, which Merrill Lynch may elect to purchase from us.

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

Servicing Rights Purchase and Sale Agreement

We are party to the Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, with Merrill Lynch, as amended (the “SRPSA”). Pursuant to the SRPSA, we are required to purchase from Merrill Lynch the MSRs for certain mortgage loans that have been originated under the OAA (alternative mortgage loans). We purchase the MSRs at quarterly bulk offering sales and on a flow basis. We will not purchase MSRs for loans that are (i) 60 days or more past due as of the sale date, (ii) in litigation or (iii) in bankruptcy. The SRPSA expires upon the earlier of December 31, 2010 or the date upon which the OAA is terminated. If the OAA is extended, the SRPSA shall be automatically extended for the same extension term. Both we and Merrill Lynch have the right to terminate the SRPSA for the other party’s uncured material breach of any representation, warranty or covenant of the SRPSA or bankruptcy or insolvency. In addition, either party may terminate the SRPSA if the other party loses its good standing with HUD, Fannie Mae, Freddie Mac, or Ginnie Mae. Following the termination of the SRPSA, we are no longer required to purchase the MSRs and no further flow offerings or quarterly bulk offerings shall take place. On August 8, 2008, we entered into a letter agreement with Merrill Lynch pursuant to which the SRPSA was amended to exclude the sale of MSR’s on alternative mortgage loans on a flow basis effective as of March 31, 2008 and, pursuant to an amendment to the Loan Purchase and Sale Agreement, eliminated our obligation to purchase such loans as well.

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

Mortgage Loan Subservicing Agreement

We are party to the Mortgage Loan Subservicing Agreement, dated as of August 8, 2008 and effective March 31, 2008 with Merrill Lynch (the “Subservicing Agreement”). We subservice certain mortgage loans that were originated under the OAA for Merrill Lynch. The Subservicing Agreement expires upon the earlier of the date upon which the OAA is terminated or upon 30 days written notice by Merrill Lynch prior to December 31, 2010 of its intent not to renew the Subservicing Agreement. The Subservicing Agreement renews automatically for successive one-year periods commencing on December 31, 2010 unless Merrill Lynch terminates the Subservicing Agreement earlier. We agreed to indemnify Merrill Lynch for all its losses related to our obligations under the Subservicing Agreement to the extent that any related loss to Merrill Lynch is not increased by negligence, bad faith or willful misconduct by Merrill Lynch. Merrill Lynch may terminate the Subservicing Agreement at any time upon notice to us in the event of, among other things, (i) our failure to timely remit to Merrill Lynch any payment required under the Subservicing Agreement, (ii) any uncured material breach of any representation, warranty or covenant by us, (iii) our bankruptcy or insolvency, (iv) if we cease to be a HUD approved mortgagee, if HUD, Fannie Mae or Freddie Mac suspends our status as a subservicer or third party subservicer of mortgage loans or the loss of our eligibility to sell or service mortgage loans for Fannie Mae or Freddie Mac or (v) if we fail to perform in accordance with the applicable service standards and do not cure the failure within 90 days.

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

Under the terms of the Strategic Relationship Agreement, we are the exclusive recommended provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy. The Marketing Agreement similarly provides that we are the exclusive recommended provider of mortgage loans and related products to the independent sales associates of Realogy’s real estate brokerage franchisees, which include Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH,” “— Strategic Relationship Agreement” and “— Marketing Agreement” in this Form 10-K for more information. For the year ended December 31, 2008, approximately 36% of loans originated by our Mortgage Production segment were derived from Realogy’s affiliates.

Pursuant to the terms of the Mortgage Venture Operating Agreement, beginning on February 1, 2015, Realogy will have the right at any time upon two years’ notice to us to terminate its interest in the Mortgage Venture. A termination of Realogy’s interest in the Mortgage Venture could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, the Strategic Relationship Agreement provides that Realogy has the right to terminate the covenant requiring it to exclusively recommend us as the provider of mortgage loans to the independent sales associates affiliated with the residential and commercial real estate brokerage business owned and operated by Realogy’s affiliates and certain customers of Realogy, following notice and a cure period, if:

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

If Realogy were to terminate its exclusivity obligations with respect to us, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

Continued or worsening general business, economic, environmental and political conditions could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the U.S. The U.S. economy has entered into a recession, which some economists are projecting could be prolonged and severe, the timing, extent and severity of which could impact short-term and long-term interest rates, deflation, fluctuations in debt and equity capital markets, including the secondary market for mortgage loans, increased delinquencies, continued home price depreciation, lower home sales and the general condition of the U.S. economy, the debt and equity capital markets and housing market, both nationally and in the regions in which we conduct our businesses. These factors could have a material adverse effect on our business, financial position, results of operations or cash flows. A significant portion of our mortgage loan originations are made in a small number of geographical areas which include: California, Florida, Illinois, Massachusetts, New Jersey and New York. Some of these geographical areas have been significantly impacted by the U.S. economic recession and any continuation or worsening of the current economic downturn in any of these geographical areas could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse economic conditions could continue to negatively impact real estate values and mortgage loan delinquency rates, which could have a material adverse effect on our business, financial position, results of operations or cash flows of our Mortgage Production and Mortgage Servicing segments. In addition, prolonged economic weakness that affects the industries in which the clients of our Fleet Management Services segment operate could continue to negatively impact our clients’ demand for vehicles and could adversely impact our ability to retain existing clients or obtain new clients. A downturn in the automobile manufacturing industry may negatively impact the ability of the automobile manufacturers to make new vehicles available to us on commercially favorable terms, if at all, which could have a further material adverse effect on our business, financial position, results of operations or cash flows of our Fleet Management Services segment.

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

We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of MSRs and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions. If it is not possible or economical for us to complete the sale or securitization of our MLHS, we may lack liquidity under our debt arrangements to fund future loan commitments, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-K. The deterioration of liquidity in the secondary market for these non-conforming loan products, including jumbo, Alt-A and second lien and Scratch and Dent Loans, negatively impacted the price which could be obtained for such products in the secondary market. The valuation of MLHS as of December 31, 2008 reflected this discounted pricing. Further declines in the valuation of our MLHS as a result of adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.

The foregoing factors could negatively affect our revenues and margins on new loan originations, and our access to the secondary mortgage market may be reduced, restricted or less profitable in comparison to our historical experience. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are highly dependent upon programs administered by GSEs such as Fannie Mae, Freddie Mac and Ginnie Mae to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by GSEs such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of MBS in the secondary market. These GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Almost all of the conforming loans that we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect our business, financial position, results of operations or cash flows.

Continued or worsening conditions in the real estate market could adversely impact our business, financial position, results of operations or cash flows.

The U.S. economy has entered a recession, which some economists are projecting will be prolonged and severe, the timing, extent and severity of which could result in increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding FHA lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac through the conservatorship and guarantee of GSE obligations and increase bank lending capacity by injecting capital in the banking system through the EESA. While it is too early to tell how and when these initiatives may impact the industry, there can be no assurance that these actions will achieve their intended effects.

The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. Notwithstanding the impact of historically low mortgage rates, refinancing activity may be negatively impacted during 2009 by declines in home prices, more restrictive underwriting standards and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage loan more difficult. We anticipate a continued challenging environment for purchase originations during 2009 as an excess inventory of homes, declining home values and increased foreclosures may make it difficult for many homeowners to sell their homes or qualify for a new mortgage.

The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2008 levels. We expect foreclosure costs to remain higher during 2009, as compared to historical levels, due to an increase in borrower delinquencies and declining home prices. During 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices during 2008. Realized foreclosure losses during 2008 were $37 million compared to $20 million during 2007. Foreclosure related reserves increased by $32 million to $81 million as of December 31, 2008 from December 31, 2007. In addition, the outstanding balance of loans sold for which we have agreed to either indemnify the investor or repurchase the loan due to a breach of a representation and warranty provision or contractual recourse was $302 million as of December 31, 2008, 10.44% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we may experience increased foreclosure losses and may need to increase our reserves associated with loans sold with recourse during 2009.

Continued increases in mortgage loan delinquency rates could also have a negative impact on our reinsurance business as further declines in real estate values and continued deterioration in economic conditions could adversely impact borrowers’ ability to repay mortgage loans. While there were no paid losses under reinsurance agreements during 2008, reinsurance related reserves increased by $51 million to $83 million, reflective of the recent trends. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during 2009 as anticipated losses become incurred. We expect to begin to pay claims for certain book years and reinsurance agreements during 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $261 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2008. We believe that this amount is significantly higher than the expected claims. However, there can be no assurance that our Restricted cash will be sufficient to pay all claims for our reinsurance obligations.

These factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.

The availability of funding and our cost of debt associated with asset-backed commercial paper (“ABCP”) issued by the multi-seller conduits, which fund the Chesapeake Funding LLC (“Chesapeake”) Series 2006-1 and Series 2006-2 notes were negatively impacted by the deterioration in the asset-backed securities market beginning in the third quarter of 2007. During 2008, amendments of the agreements governing the Series 2006-1 and Series 2006-2 notes reflected higher conduit fees, and the capacity of the Series 2006-1 notes was reduced from $2.9 billion to $2.5 billion. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment. We are working towards modifying the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds; however there can be no assurance that we will be successful in this effort with our individual clients. Our inability to modify the lease pricing associated with billings to the clients of our Fleet Management Services segment could have a material adverse impact on the results of operations for our Fleet Management Services segment.

As of December 31, 2008, the Series 2006-2 and 2006-1 notes were scheduled to expire on February 26, 2009 (the “Scheduled Expiry Date”). On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for our Fleet Management Services segment. The amendment also includes a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 we elected to allow the Series 2006-2 notes to amortize in accordance with their terms. During the amortization period we will be unable to borrow additional amounts under the Series 2006-2 notes, and monthly repayments will be made on the notes through the earlier of 125 months following February 26, 2009 or when the notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. We intend to continue our negotiations with existing Chesapeake lenders to renew all or a portion of the Series 2006-1 and 2006-2 notes on terms acceptable to us, and we are also evaluating alternative sources of potential funding; however, there can be no assurance that we will renew all or a portion of the Series 2006-1 and Series 2006-2 notes on terms acceptable to us, if at all, or that we will be able to obtain alternative sources of funding. In the event that we are unable to obtain long-term funding arrangements for our Fleet Management Services segment we could be placed at a competitive disadvantage in the event that we lack available capacity under our unsecured committed credit facilities to fund new lease originations. Additionally, if we are unable to obtain long-term funding arrangements for our Fleet Management Services segment, we may be unable to fund all of our expected new lease originations during 2009. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

Due to disruptions in the credit markets, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $168 million of additional leases are being funded by our unsecured borrowings as of December 31, 2008 in comparison to before the disruptions in the credit markets.

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

From time-to-time, we may employ various economic hedging strategies to attempt to mitigate the interest rate and prepayment risk inherent in many of our assets, including our MLHS, interest rate lock commitments (“IRLCs”) and our MSRs. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. We also seek to manage interest rate risk in our Mortgage Production and Mortgage Servicing segments partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio, as the value of MSRs and the income they provide tend to be counter-cyclical to the changes in production volumes and gain or loss on loans that result from changes in interest rates.

The decline in the housing market and general economic conditions has resulted in higher delinquencies and foreclosure costs. These conditions have also made it more difficult for certain borrowers to prepay or refinance their mortgages which have impacted and may continue to impact the relationship of refinancing activity to changes in interest rates. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2008, there were no open derivatives related to MSRs, which resulted in increased volatility in the results of operations for our Mortgage Servicing segment during the fourth quarter of 2008. Our decisions regarding the levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment.

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

We are exposed to counterparty risk in the event of non-performance by counterparties to various agreements and sales transactions. The insolvency, unwillingness or inability of a significant counterparty to perform its obligations under an agreement or transaction, including, without limitation, as a result of the rejection of an agreement or transaction by a counterparty in bankruptcy proceedings, could have a material adverse effect on our business, financial position, results of operations or cash flows.

As a result of the recent economic decline in the U.S., including the pronounced downturn in the debt and equity capital markets and the U.S. housing market, and unprecedented levels of credit market volatility, many financial institutions, real estate companies and companies within the industries of our Fleet Management Services segment’s clients have consolidated with competitors, commenced bankruptcy proceedings, shut down or severely curtailed their activities. The insolvency or inability of any of our counterparties to our significant client or financing arrangements to perform its obligations under our agreements could have a material adverse effect on our business, financial position, results of operations or cash flows.

In January 2009, Bank of America Corporation announced the completion of its merger with Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is one of our largest private-label clients, accounting for approximately 21% of our mortgage loan originations during the year ended December 31, 2008. We have several agreements with Merrill Lynch, including the OAA, pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided we remain in compliance with its terms, the OAA will automatically renew for an additional five-year term, expiring on December 31, 2015. There can be no assurances, however, that our relationship with Merrill Lynch or any of our other private label customers who may consolidate with our competitors or other financial institutions will remain unchanged following the completion of such transactions. The insolvency, inability or unwillingness of Merrill Lynch to perform its obligations under the OAA and our other agreements with Merrill Lynch could have a material adverse effect on our business, financial position, results of operations or cash flows. (See “Item 1. Business—Arrangements with Merrill Lynch” included in this Form 10-K for additional information regarding the OAA and our other agreements with Merrill Lynch.)

In connection with the Spin-Off, we entered into the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Management Services Agreement, the Trademark Licensing Agreement and the

Marketing Agreement (collectively, the “Realogy Agreements”). During the year ended December 31, 2008, approximately 36% of our mortgage loan originations were derived through our relationship with Realogy and its affiliates. The insolvency, inability or unwillingness of Realogy or its affiliates to perform its obligations under the Realogy Agreements could have a material adverse effect on our business, financial position, results of operations or cash flows. (See “Item 1. Business—Arrangements with Realogy” included in this Form 10-K for additional information regarding the Realogy Agreements.)

There can be no assurances that we will be effective in managing or mitigating our counterparty risk, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Conditions in the North American automotive industry may adversely affect the business, financial condition, results of operations or cash flows of our Fleet Management Services Segment.

Our Fleet Management Services segment depends upon the North American automotive industry to supply our clients with vehicles. North American automobile manufacturers have experienced declining market shares; challenging labor relations and labor costs; and significant structural costs that have affected their profitability and may ultimately result in severe financial difficulty, including their possible bankruptcy. If one or more of the North American automobile manufacturers cannot fund their operations and ultimately file for bankruptcy, we may not be able to collect amounts due to us in connection with our relationship with them and we could be subject to preference claims relating to payments received by us prior to a bankruptcy filing. If our clients reduce their orders to us due to the struggling financial condition of the North American automobile manufacturers, or if we are unable to collect amounts due to us or are subject to preference claims in connection with our relationship with the North American automobile manufacturers, it could adversely affect the business, financial condition, results of operations or cash flows of our Fleet Management Services segment.

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

Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities to fund mortgage loans and vehicle acquisitions, a significant portion of which is short-term. The availability of asset-backed debt for vehicle acquisitions for our Fleet Management Services segment’s leasing operations, in particular, could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market to refinance maturing debt; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. In addition, the availability of the mortgage asset-backed debt could suffer in the event of: (i) the deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. Certain of our secured sources of funding could require us to post additional collateral or require us to fund assets that become ineligible under those secured funding arrangements. These funding requirements could negatively impact availability under our unsecured sources of funds, which could have a material adverse effect on our business, financial position, results of operations or cash flows. If any of our warehouse, repurchase or other credit facilities are terminated, including as a result of our breach, or are not renewed, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Certain of our debt arrangements require us to comply with certain financial covenants and other affirmative and restrictive covenants. An uncured default of one or more of these covenants could result in a cross-default between and amongst our various debt arrangements. Consequently, an uncured default under any of our debt arrangements could have a material adverse effect on our business, financial position, results of operations or cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our debt arrangements and related financial covenants and other affirmative and restrictive covenants.

Our access to credit markets is subject to prevailing market conditions. The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-K despite a series of high profile interventions on the part of the federal government. This trend continues to negatively impact our business and the industries in which we operate and has constrained, and we expect may continue to constrain, certain of our traditionally available sources of funds. Dramatic declines in the housing market, adverse developments in the secondary mortgage market, volatility in certain asset-backed securities market segments, increases in our cost of funds and our inability to utilize certain direct financing lease funding structures associated with our Canadian fleet management operations have negatively impacted the availability of funding and have constrained, and we expect may continue to constrain, our access to one or more of the funding sources discussed above. As a result, we have evaluated and continue to evaluate our various funding strategies in these market conditions. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted during 2009 compared to such costs prior to the disruption in the credit markets. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations of our Fleet Management Services segment. If these trends continue, they could also impair our ability to renew or replace some or all of our financing arrangements beyond the then existing maturity dates. Any of the foregoing factors could have a material adverse effect on our business, financial position, results of operations or cash flows.

The industries in which we operate are highly competitive and, if we fail to meet the competitive challenges in our industries, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

We operate in highly competitive industries that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Certain of our competitors are larger than we are and have access to greater financial resources than we do. Competition for mortgage loans comes primarily from large commercial banks and savings institutions, which typically have lower funding costs, are less reliant than we are on the sale of mortgages into the secondary markets to maintain their liquidity and have access to government funding under TARP.

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

Many of our competitors continue to have access to greater financial resources than we have, which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits and government funding under TARP as a source of liquidity. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering. This shift to more traditional prime loan products may result in a further increase in competition within the mortgage industry, which could have a negative impact on our Mortgage Production segment’s business, financial position, results of operations or cash flows.

The fleet management industry in which we operate is highly competitive. We compete against large national competitors, such as GE Commercial Finance Fleet Services, Wheels, Inc., Automotive Resources International,

Lease Plan International and other local and regional competitors, including numerous competitors who focus on one or two products. Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. Due to the fact that the U.S. economy has entered into an economic recession, U.S. automobile manufacturers are projecting a dramatic decline in new vehicle purchases during 2009. We expect that this trend will be reflected in the Fleet Management industry, and as such, the volume of our leased units may decrease during 2009 in comparison to 2008. Competitive pressures could adversely affect our revenues and results of operations by decreasing our market share or depressing the prices that we can charge.

The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

With respect to our Fleet Management Services segment, we could be subject to unlimited liability as the owner of leased vehicles in Alberta, Canada and are subject to limited liability in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. under the legal theory of vicarious liability.

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

Our failure to comply with such laws, rules or regulations, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The U.S. economy has entered a recession, which some economists are projecting will be prolonged and severe, the timing, extent and severity of which could result in increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that are expected to impact the mortgage industry are as follows:

▪	Housing and Economic Recovery Act of 2008: Enacted in July 2008, this legislation, among other things: (i) addresses, on a permanent basis, the temporary changes in the GSEs, FHA and VA single-family loan limits established in February under the Economic Stimulus Act of 2008, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator, the FHFA, and regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigns HUD the responsibility for establishing requirements for those states not enacting licensing laws.

▪	Conservatorship of Fannie Mae and Freddie Mac: In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted the FHFA control and oversight of Fannie Mae and Freddie Mac. In conjunction with this announcement, the Treasury announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market.

▪	Emergency Economic Stabilization Act of 2008: Enacted in October 2008, the EESA, amongst other things, authorizes the Treasury to create TARP to provide liquidity and capital to financial institutions. Under the EESA, the Treasury is authorized to utilize up to $700 billion in its efforts to stabilize the financial system of the U.S. The EESA also contains homeownership protection provisions that require the Treasury to modify distressed loans, where possible, to provide homeowners relief from potential foreclosure. Companies that participate in TARP, or the government’s equity purchase program, may be subject to the requirements in the EESA, which establishes certain corporate governance standards, including limitations on executive compensation and incentive payments.

▪	Proposed Amendments to the U.S. Bankruptcy Code: Since 2008 and through the filing date of this Form 10-K, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 of the U.S. Bankruptcy Code (“Chapter 13”) in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown.

▪	Homeowner Affordability and Stability Plan: On February 18, 2009, the federal government announced new programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance certain existing mortgages which are delinquent, or are at risk of becoming delinquent.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mortgage Production and Mortgage Servicing Segments—Regulatory Trends” for additional information regarding proposed legislation.

While it is too early to tell whether these governmental programs will achieve their intended effect, there can be no assurance that any of these programs will improve the effects of the current economic recession on our business. We also may be at a competitive disadvantage in the event that our competitors are able to participate in these federal programs and it is determined that we are not eligible to participate in these programs. Additionally, some economists have suggested that the proposed amendments to Chapter 13 could result in a material increase in industry-wide mortgage borrowing costs and reduced demand for mortgages, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Fleet Management Services business contracts with various government agencies, which may be subject to audit and potential reduction of costs and fees.

Contracts with federal, state and local government agencies may be subject to audits, which could result in the disallowance of certain fees and costs. These audits may be conducted by government agencies and can result in the disallowance of significant costs and expenses if the auditing agency determines, in its discretion, that certain costs and expenses were not warranted or were excessive. Disallowance of costs and expenses, if pervasive or significant, could have a material adverse effect on our business, financial position, results of operations or cash flows.

If certain change in control transactions occur, some of our mortgage loan origination arrangements with financial institutions could be subject to termination at the election of such institutions.

For the year ended December 31, 2008, approximately 63% of our mortgage loan originations were derived from our financial institutions channel, pursuant to which we provide outsourced mortgage loan services for customers of our financial institution clients such as Merrill Lynch and Charles Schwab Bank. Our agreements with some of these financial institutions provide the applicable financial institution with the right to terminate its relationship with us prior to the expiration of the contract term if we complete a change in control transaction with certain third-party acquirers. Accordingly, if we are unable to obtain consents to or waivers of certain rights of certain of our clients in connection with certain change in control transactions, it could have a material adverse effect on our business, financial position, results of operations or cash flows. Although in some cases these contracts would require the payment of liquidated damages in such an event, such amounts may not fully compensate us for all of our actual or expected loss of business opportunity for the remaining duration of the contract term. The existence of these termination provisions could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

Unanticipated liabilities of our Fleet Management Services segment as a result of damages in connection with motor vehicle accidents under the theory of vicarious liability could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in Alberta, Canada and is subject to limited liability (e.g., in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. At this time, none of these three jurisdictions have enacted legislation imposing limited or an alternative form of liability on vehicle lessors. The scope, application and enforceability of this federal law continues to be tested. For example, shortly after its enactment, a state trial court in New York ruled that the federal law is unconstitutional. On April 29, 2008, New York’s highest state court, the New York Court of Appeals, overruled the trial court and upheld the constitutionality of the federal law. In a 2008 decision relating to a case in Florida, the U.S. Court of Appeals for the 11th Circuit upheld the constitutionality of the federal law, but the plaintiffs recently filed a petition seeking review of the decision by the U.S. Supreme Court. The outcome of this case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

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

Our failure to maintain our credit ratings could impact our ability to obtain financing on favorable terms and could negatively impact our business.

As of February 26, 2009, our senior unsecured long-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings were Ba1, BB+ and BB+, respectively, and our short-term debt credit ratings were NP, B and B, respectively. Also as of February 26, 2009, the ratings outlook on our unsecured debt provided by Moody’s Investors Service was Ratings Under Review for Possible Downgrade, the outlook provided by Standard & Poor’s was Negative and the outlook provided by Fitch Ratings was Negative. Moody’s Investors Service’s rating of our senior unsecured long-term debt was lowered to Ba1 on December 8, 2008. In addition, Standard & Poor’s rating of our senior unsecured long-term debt was lowered to BB+ on February 11, 2009, and Fitch Ratings’ rating of our senior unsecured long-term debt was also lowered to BB+ on February 26, 2009. As a result of our senior unsecured long-term debt credit ratings no longer being investment grade, our access to the public debt markets may be severely limited. We may be required to rely on alternative financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurances that we would be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance our MLHS, MSRs and Net investment in fleet leases. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations or cash flows.

There can be no assurances that our credit rating by the primary ratings agencies reflects all of the risks of an investment in our Common stock or our debt securities. Our credit ratings are an assessment by the rating agency of our ability to pay our obligations. Actual or anticipated changes in our credit ratings will generally affect the market value of our Common stock and our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of, or trading market for our Common stock or our debt securities.

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

Because of the inherent uncertainty of the estimates and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to the related amounts recorded in this Form 10-K, which could have a material adverse effect on our financial position, results of operations or cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in this Form 10-K for more information on our critical accounting policies.

Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies may adversely affect our reported revenues, profitability or financial position.

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations when issued by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position. In addition, new or revised accounting standards may impact certain of our leasing or lending products, which could adversely affect our profitability.

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

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or may otherwise have an adverse effect on our reputation, business, business prospects, financial position, results of operations or cash flows.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing in our Mortgage Production and Mortgage Servicing segments, as well as business interruptions in our Fleet Management Services segment. We are required to comply with significant federal, state and foreign laws and regulations in various jurisdictions in which we operate, with respect to the handling of consumer information, and a breach in the security of our information systems could result in regulatory actions and litigation against us. If a failure, interruption or breach occurs, it may not be adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could have a material adverse effect on our reputation, business, business prospects, financial position, results of operations or cash flows.

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

The agreements related to our separation from Cendant and the continuation of certain business arrangements with Cendant and Realogy, including the Separation Agreement, the Strategic Relationship Agreement, the Marketing Agreement and other agreements, were not the result of arm’s-length negotiations and thus may not reflect terms that would have resulted from arm’s-length negotiations between two unaffiliated parties. This could include, among other things, the allocation of assets, liabilities, rights, indemnities and other obligations between Cendant, Realogy and us. See “Item 1. Business—Arrangements with Cendant” and “— Arrangements with Realogy” for more information.

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

In connection with the Spin-Off, we entered into certain arrangements and agreements with Cendant that could impact our tax and other assets and liabilities in the future. See “Item 1. Business—Arrangements with Cendant” for more information. For example, we are party to the Amended Tax Sharing Agreement with Cendant that contains provisions governing the allocation of liabilities for taxes between Cendant and us, indemnification for certain tax liabilities and responsibility for preparing and filing tax returns and defending contested tax positions, as well as other tax-related matters including the sharing of tax information and cooperating with the preparation and filing of tax returns. Pursuant to the Amended Tax Sharing Agreement, our tax assets and liabilities may be affected by Cendant’s future tax returns and may also be impacted by the results of audits of Cendant’s prior tax years, including the settlement of any such audits. See Note 15, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. Consequently, our financial statements are subject to future adjustments which may not be fully resolved until the audits of Cendant’s prior years’ returns are completed.

Risks Related to our Common Stock

There may be a limited public market for our Common stock and our stock price may experience volatility.

In connection with the Spin-Off, our Common stock was listed on the New York Stock Exchange (the “NYSE”) under the symbol “PHH.” From February 1, 2005 through February 13, 2009, the closing trading price for our Common stock has ranged from $4.67 to $31.40. The stock market has experienced extreme price and volume fluctuations over the past year that has, in part, depressed the trading price of our Common stock below net book value. There can be no assurance that the trading price of our Common stock will bear any relationship to our net book value. Changes in earnings estimates by analysts and economic and other external factors may have a significant impact on the market price of our Common stock. Fluctuations or decreases in the trading price of our Common stock may adversely affect the liquidity of the trading market for our Common stock and our ability to raise capital through future equity financing.

Future issuances of our Common stock or securities convertible into our Common stock and hedging activities may depress the trading price of our Common stock.

If we issue any shares of our Common stock or securities convertible into our Common stock in the future, including the issuance of shares of Common stock upon conversion of our 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”), such issuances will dilute the interests of our stockholders and could substantially decrease the trading price of our Common stock. We may issue shares of our Common stock or securities convertible into our Common stock in the future for a number of reasons, including to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

In addition, the price of our Common stock could also be negatively affected by possible sales of our Common stock by investors who engage in hedging or arbitrage trading activity that we expect to develop involving our Common stock following the issuance of the Convertible Notes.

The convertible note hedge and warrant transactions may negatively affect the value of our Common stock.

In connection with our offering of the Convertible Notes, we entered into convertible note hedge transactions with affiliates of the initial purchasers of the Convertible Notes (the “Option Counterparties”). The convertible note hedge transactions are expected to reduce the potential dilution upon conversion of the Convertible Notes.

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

Upon issuance of the Convertible Notes, we recognized an original issue discount, which will be accreted to Mortgage interest expense through October 15, 2011 or the earliest conversion date of the Convertible Notes resulting in an effective interest rate reported in our accompanying Consolidated Statements of Operations significantly in excess of the stated coupon rate of the Convertible Notes. This will reduce our earnings and could adversely affect the price at which our Common stock trades, but will have no effect on the amount of cash interest paid to the holders of the Convertible Notes or on our cash flows.

Holders of the Convertible Notes may convert prior to October 15, 2011 (the “Conversion Option”) in the event of the occurrence of certain triggering events. Additionally, in connection with the issuance of the Convertible Notes, we entered into convertible note hedging transactions with respect to our Common stock (the “Purchased Options”) and warrant transactions whereby we sold warrants to acquire, subject to certain anti-dilution adjustments, shares of our Common stock (the “Sold Warrants”). The Conversion Option, Purchased Options and Sold Warrants are derivative instruments that meet the criteria for equity classification and are included within Additional paid-in capital in the accompanying Consolidated Statement of Changes in Stockholders’ Equity. Therefore, we do not currently recognize a gain or loss in our accompanying Consolidated Statements of Operations for changes in their fair values. In the event that one or all of the derivative instruments no longer meets the criteria for equity classification, changes in their fair value may result in volatility to our Consolidated Statements of Operations.

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

Certain provisions of the Mortgage Venture Operating Agreement and the Strategic Relationship Agreement that we have with Realogy and certain provisions in our other mortgage loan origination agreements could discourage third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay our stockholders in an acquisition transaction.

Pursuant to the terms of the Mortgage Venture Operating Agreement, Realogy has the right to terminate the Mortgage Venture, at its election, at any time on or after February 1, 2015 by providing two years’ notice to us. In addition, under the Mortgage Venture Operating Agreement, Realogy may terminate the Mortgage Venture if we effect a change in control transaction involving certain competitors or other third parties. In connection with such termination, we would be required to make a liquidated damages payment in cash to Realogy of an amount equal to the sum of (i) two times the Mortgage Venture’s trailing 12 months net income (except that, in the case of a termination by Realogy following a change in control of us, we may be required to make a cash payment to Realogy in an amount equal to the Mortgage Venture’s trailing 12 months net income multiplied by (a) if the Mortgage Venture Operating Agreement is terminated prior to its twelfth anniversary, the number of years remaining in the first 12 years of the term of the Mortgage Venture Operating Agreement, or (b) if the Mortgage Venture Operating Agreement is terminated on or after its tenth anniversary, two years), and (ii) all costs reasonably incurred by Cendant and its subsidiaries in unwinding its relationship with us pursuant to the Mortgage Venture Operating Agreement and the related agreements, including the Strategic Relationship Agreement, the Marketing Agreement and the Trademark License Agreements. Pursuant to the terms of the Strategic Relationship Agreement, we are subject to a non-competition provision, the breach of which could result in Realogy having the right to terminate the Strategic Relationship Agreement, seek an injunction prohibiting us from engaging in activities in breach of the non-competition provision or result in our liability for damages to Realogy. (See “Item 1. Business—Arrangements with Realogy—Mortgage Venture Between Realogy and PHH” for more information.) In addition, our agreements with some of our financial institution clients, such as Merrill Lynch and Charles Schwab Bank, provide the applicable financial institution client with the right to terminate its relationship with us prior to the expiration of the contract term if we complete certain change in control transactions with certain third parties. The existence of these provisions could discourage certain third parties from seeking to acquire us or could reduce the amount of consideration they would be willing to pay to our stockholders in an acquisition transaction.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located at 3000 Leadenhall Road, Mt. Laurel, New Jersey 08054.

Mortgage Production and Mortgage Servicing Segments

Our Mortgage Production and Mortgage Servicing segments have centralized operations in approximately 625,000 square feet of shared leased office space in the Mt. Laurel, New Jersey area. We have a second area of centralized offices that are shared by our Mortgage Production and Mortgage Servicing segments in Jacksonville, Florida, where approximately 150,000 square feet is occupied. In addition, our Mortgage Production segment leases

34 smaller offices located throughout the U.S. and our Mortgage Servicing segment leases one additional office located in New York.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Terence W. Edwards	53	President and Chief Executive Officer
Sandra E. Bell	51	Executive Vice President and Chief Financial Officer
George J. Kilroy	61	President and Chief Executive Officer—PHH Arval
Mark R. Danahy	49	President and Chief Executive Officer—PHH Mortgage
William F. Brown	51	Senior Vice President, General Counsel and Corporate Secretary Senior Vice President, General Counsel and Secretary—PHH Mortgage
Mark E. Johnson	49	Senior Vice President and Treasurer
Michael D. Orner	41	Vice President and Controller

Terence W. Edwards serves as our President and Chief Executive Officer, a position he has held since February 2005. In addition, Mr. Edwards also served as President and Chief Executive Officer of PHH Mortgage, from August 2005 to December 2008. Prior to the Spin-Off, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (“Cendant Mortgage,” now known as PHH Mortgage) since February 1996, and as such, was responsible for overseeing its entire mortgage banking operations. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer and was responsible for investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined us in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.

Sandra E. Bell serves as our Executive Vice President and Chief Financial Officer, a position she has held since October 2008. From the end of 2006 to October 2008, Ms. Bell was the Managing Partner of Taurus Advisors, LLC, a strategic financial advisory firm involved in advising clients on investments in the financial sector. From 2004 to 2006, Ms. Bell served as Executive Vice President and Chief Financial Officer of the Federal Home Loan Bank of Cincinnati where she managed the development, profitability and risk of its core business lines and led the strategic financial management and reporting functions. Ms. Bell also served as Managing Director at Deutsche Bank Securities from 1991 to 2004.

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

Mark R. Danahy serves as President and Chief Executive Officer of PHH Mortgage, a position he has held since December 2008. From April 2001 to December 2008, Mr. Danahy served as Senior Vice President and Chief Financial Officer of PHH Mortgage, during which time he was responsible for directing the mortgage accounting and financial planning teams, which include financial reporting, asset valuation and capital markets accounting, planning and forecasting. Mr. Danahy joined Cendant Mortgage in December 2000 as Controller. From 1999 to 2000, Mr. Danahy served as Senior Vice President, Capital Market Operations for GE Capital Market Services, Inc.

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

Mark E. Johnson serves as our Senior Vice President and Treasurer, a position he has held since December 2008. Mr. Johnson served as Vice President and Treasurer from February 2005 to December 2008. Prior to the Spin-Off, Mr. Johnson served as Vice President, Secondary Marketing of Cendant Mortgage since May 2003 and was responsible for various funding initiatives and financial management of certain subsidiary operations. From May 1997 to May 2003, Mr. Johnson served as Assistant Treasurer of Cendant, where he had a range of responsibilities, including banking and rating agency relations and management of unsecured funding and securitization.

Michael D. Orner serves as our Vice President and Controller, a position he has held since March 2005. Prior to joining us, Mr. Orner was employed by Millennium Chemicals, Inc. as Corporate Controller from January 2003 through March 2005 and Director of Accounting and Financial Reporting from December 1999 through December 2002. Prior to joining Millennium Chemicals, Inc., Mr. Orner served as a Senior Manager, Audit and Business Advisory Services for PricewaterhouseCoopers LLP, where he was employed from September 1989 through November 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Shares of our Common stock are listed on the NYSE under the symbol “PHH.” The following table sets forth the high and low sales prices for our Common stock for the periods indicated as reported by the NYSE:

	Stock Price
	High	Low

January 1, 2007 to March 31, 2007	$31.50	$27.25
April 1, 2007 to June 30, 2007	31.39	30.14
July 1, 2007 to September 30, 2007	31.52	22.51
October 1, 2007 to December 31, 2007	27.09	17.45
January 1, 2008 to March 31, 2008	21.88	14.91
April 1, 2008 to June 30, 2008	20.58	15.25
July 1, 2008 to September 30, 2008	18.87	11.79
October 1, 2008 to December 31, 2008	13.76	4.27

As of February 13, 2009, there were approximately 7,100 holders of record of our Common stock. As of that date, there were approximately 58,000 total holders of our Common stock including beneficial holders whose securities are held in the name of a registered clearing agency or its nominee.

Dividend Policy

No dividends were declared during the years ended December 31, 2008 or 2007.

The declaration and payment of future dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.1 billion as of December 31, 2008. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Unsecured Debt—Term Notes”), we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility (each as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2008, we believe that these restrictions could limit our ability to make dividend payments on our Common stock in the foreseeable future. However, since the Spin-Off, we have not paid any cash dividends on our Common stock nor do we anticipate paying any cash dividends on our Common stock in the foreseeable future.

Issuer Purchases of Equity Securities

There were no share repurchases during the quarter ended December 31, 2008.

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

	Investment Value as of
	2/1/2005	6/30/2005	12/31/2005	6/30/2006	12/31/2006	6/30/2007	12/31/2007	6/30/2008	12/31/2008

Russell 2000 Index	100.00	102.37	108.39	117.29	128.30	136.57	126.29	114.45	83.62
Russell 2000 Financial Services Index	100.00	101.60	104.42	111.72	120.83	113.71	97.15	78.33	69.70
PHH Common stock	100.00	117.44	127.95	125.75	131.83	142.51	80.55	70.09	58.13

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

Pursuant to SFAS No. 141, “Business Combinations,” Cendant’s contribution of STARS to us was accounted for as a transfer of net assets between entities under common control and, therefore, the financial position and results of operations for STARS are included in all periods presented. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position and results of operations of our former relocation and fuel card businesses have been segregated and reported as discontinued operations for all periods presented.

In connection with and in order to consummate the Spin-Off, on January 27, 2005, our Board of Directors authorized and approved a 52,684-for-one Common stock split, to be effected by a stock dividend at such ratio. The record date with regard to such stock split was January 28, 2005. The cash dividends declared per share and earnings per share amounts presented below reflect this stock split.

The selected consolidated financial data set forth below is derived from our audited Consolidated Financial Statements for the periods indicated. Because our business has changed substantially due to the internal reorganization in connection with the Spin-Off, and we now conduct our business as an independent, publicly traded company, our historical financial information for periods including and prior to December 31, 2004 does not reflect what our results of operations, financial position or cash flows would have been had we been an independent, publicly traded company. For this reason, as well as the inherent uncertainties of our business, the historical financial information for such periods is not indicative of what our results of operations, financial position or cash flows will be in the future.

	Year Ended and As of December 31,
	2008(1)	2007	2006	2005(2)	2004
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$2,056	$2,240	$2,288	$2,471	$2,397

(Loss) income from continuing operations	$(254)	$(12)	$(16)	$73	$94
(Loss) income from discontinued operations, net of income taxes	—	—	—	(1)	118

Net (loss) income	$(254)	$(12)	$(16)	$72	$212

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(4.68)	$(0.23)	$(0.29)	$1.38	$1.79
(Loss) income from discontinued operations	—	—	—	(0.02)	2.24

Net (loss) income	$(4.68)	$(0.23)	$(0.29)	$1.36	$4.03

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(4.68)	$(0.23)	$(0.29)	$1.36	$1.77
(Loss) income from discontinued operations	—	—	—	(0.02)	2.22

Net (loss) income	$(4.68)	$(0.23)	$(0.29)	$1.34	$3.99

Cash dividends declared per share(3)	$—	$—	$—	$—	$2.66
Consolidated Balance Sheets Data:
Total assets	$8,273	$9,357	$10,760	$9,965	$11,399
Debt	5,764	6,279	7,647	6,744	6,504
Stockholders’ equity	1,266	1,529	1,515	1,521	1,921

(1)	Loss from continuing operations and Net loss for the year ended December 31, 2008 included $42 million of income related to the terminated Merger Agreement and a $61 million non-cash charge for Goodwill impairment ($26 million net of a $9 million income tax benefit and a $26 million net impact in Minority interest). See Note 2, “Terminated Merger Agreement” and Note 4, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(2)	Income from continuing operations and Net income for the year ended December 31, 2005 included pre-tax Spin-Off related expenses of $41 million.

(3)	Dividends declared during the years ended December 31, 2004 were paid to our former parent, Cendant.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 1. Business” and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in “Item 1A. Risk Factors” set forth above.

Overview

We are a leading outsource provider of mortgage and fleet management services. We conduct our business through three operating segments: a Mortgage Production segment, a Mortgage Servicing segment and a Fleet Management Services segment. Our Mortgage Production segment originates, purchases and sells mortgage loans through PHH Mortgage which includes PHH Home Loans. PHH Home Loans is a mortgage venture that we maintain with Realogy that began operations in October 2005. We, through our subsidiary, PHH Broker Partner, own 50.1% of PHH Home Loans and Realogy owns the remaining 49.9% through its subsidiary, Realogy Venture Partner. PHH Home Loans is consolidated within our Consolidated Financial Statements, and Realogy’s ownership interest is presented as a minority interest. Our Mortgage Production segment generated 22%, 9% and 14% of our Net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our Mortgage Servicing segment services mortgage loans that either PHH Mortgage or PHH Home Loans originated. Our Mortgage Servicing segment also purchases MSRs and acts as a subservicer for certain clients that own the underlying MSRs. As a result of our net loss on MSRs risk management activities our Mortgage Servicing segment generated negative Net revenues for the year ended December 31, 2008. Our Mortgage Servicing segment generated 8% and 6% of our Net revenues for the years ended December 31, 2007 and 2006, respectively. Our Fleet Management Services segment provides commercial fleet management services to corporate clients and government agencies throughout the U.S. and Canada through PHH Arval. Our Fleet Management Services segment generated 89%, 83% and 80% of our Net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, 2% of our Net revenues were generated from the terminated Merger Agreement (as defined and further discussed below) which were not allocated to our reportable segments.

On March 15, 2007, we entered into the Merger Agreement with GE and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (as previously defined, the “Merger”). In conjunction with the Merger Agreement, GE entered into the Mortgage Sale Agreement to sell our mortgage operations to Pearl Acquisition, an affiliate of Blackstone, a global investment and advisory firm.

On January 1, 2008, we gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, we received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, the Settlement Agreement between us, Pearl Acquisition and BCP V was executed. Pursuant to the Settlement Agreement, BCP V paid us a reverse termination fee of $50 million, which is included in Other income in the accompanying Consolidated Statement of Operations for 2008, and we paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon our receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, we received the work product that those consultants provided to BCP V and Pearl Acquisition.

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

Mortgage Servicing Segment

Our Mortgage Servicing segment services residential mortgage loans. Upon the sale of the loans originated in or purchased by the Mortgage Production segment, we generally retain the MSRs and servicing obligations of those underlying loans. An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering our mortgage loan servicing portfolio. MSRs are created either through the direct purchase of servicing from a third party or through the sale of an originated loan. In addition, our Mortgage Servicing segment may from time-to-time purchase MSRs, sell MSRs or act as a subservicer for certain clients that own the underlying MSRs.

Our Mortgage Servicing segment also includes our reinsurance business, which we conduct through Atrium, our wholly owned subsidiary and a New York domiciled monoline mortgage guaranty insurance corporation. Atrium receives premiums from certain third-party insurance companies and provides reinsurance solely in respect of PMI issued by those third-party insurance companies on loans originated through our various loan origination channels.

Regulatory Trends

The U.S. economy has entered into a recession, which some economists are projecting will be prolonged and severe, the timing, extent and severity of which could result in increased delinquencies, continued home price depreciation and lower home sales. In response to these trends, the U.S. government has taken several actions which are intended to stabilize the housing market and the banking system, maintain lower interest rates, and increase liquidity for lending institutions. These actions are intended to make it easier for borrowers to obtain mortgage financing or to avoid foreclosure on their current homes. Some of these key actions that are expected to impact the mortgage industry are as follows:

▪	Housing and Economic Recovery Act of 2008: Enacted in July 2008, this legislation, among other things: (i) addresses, on a permanent basis, the temporary changes in GSE, FHA and VA single-family loan limits established in February under the Economic Stimulus Act of 2008, (ii) increases the regulation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks by creating a new independent regulator, the FHFA, and new regulatory requirements, (iii) establishes several new powers and authorities to stabilize the GSEs in the event of financial crisis, (iv) authorizes a new FHA “Hope for Homeowners Program,” effective October 1, 2008, to refinance existing borrowers meeting eligibility requirements into fixed-rate FHA mortgage products and encourages a nationwide licensing and registry system for loan originators by setting minimum qualifications and (v) assigns HUD the responsibility for establishing requirements for those states not enacting licensing laws.

▪	Conservatorship of Fannie Mae and Freddie Mac: In September 2008, the FHFA was appointed as conservator of Fannie Mae and Freddie Mac, which granted it control and oversight of these GSEs. In conjunction with this announcement, the Treasury announced several financing and investing arrangements intended to provide support to Fannie Mae and Freddie Mac, as well as to increase liquidity in the mortgage market.

▪	Emergency Economic Stabilization Act of 2008: Enacted in October 2008, the EESA, amongst other things, authorizes the Treasury to create TARP to provide liquidity and capital to financial institutions. Under the EESA, the Treasury is authorized to utilize up to $700 billion in its efforts to stabilize the

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

▪	Federal Reserve’s Purchase of the Direct Obligations of GSEs: On November 25, 2008, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) announced that it would initiate a program to purchase the direct obligations of the GSEs, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank, and the mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In response to widening spreads of rates on GSE debt and on mortgages guarantees by the GSEs, the Federal Reserve’s action was directed towards reducing the cost and increasing the availability of credit for home purchasers. The Federal Reserve further authorized the immediate purchase of up to $100 billion in GSE direct obligations under the program with the Federal Reserve’s primary dealers through a series of competitive auctions and the subsequent purchase of up to $500 billion in MBS through asset managers selected via a competitive process.

▪	Homeowner Affordability and Stability Plan: On February 18, 2009, the federal government announced new programs intended to stem home foreclosures and to provide low cost mortgage refinancing opportunities for certain homeowners suffering from declining home prices through a variety of different measures including, but not limited to, the creation of financial incentives for homeowners, investors and servicers to refinance certain existing mortgages which are delinquent, or are at risk of becoming delinquent.

These specific actions by the federal government are intended to: increase the access to mortgage lending for borrowers by expanding FHA lending; continue and expand the mortgage lending activities of Fannie Mae and Freddie Mac and guarantee of GSE obligations; and increase bank lending capacity by injecting capital in the banking system through the EESA. While it is too early to tell how these initiatives may impact the industry in the long term, the action by the Federal Reserve on November 25, 2008 resulted in an immediate decrease in interest rates on conforming mortgage loans to historically low levels. As a result of the historically low interest rates, since this action there has been a significant industry-wide increase in refinancing activity.

Some local and state governmental authorities have taken, and others are contemplating taking, regulatory action to require increased loss mitigation outreach for borrowers, including the imposition of waiting periods prior to the filing of notices of default and the completion of foreclosure sales and, in some cases, moratoriums on foreclosures altogether. Such regulatory changes in the foreclosure process could increase servicing costs and reduce the ultimate proceeds received on these properties if real estate values continue to decline. These changes could also have a negative impact on liquidity as we may be required to repurchase loans without the ability to sell the underlying property on a timely basis.

Since 2008 and through the filing date of this Form 10-K, proposed legislation has been introduced before the U.S. Congress for the purpose of amending Chapter 13 in order to permit bankruptcy judges to modify certain terms in certain mortgages in bankruptcy proceedings, a practice commonly known as cramdown. Presently, Chapter 13 does not permit bankruptcy judges to modify mortgages of bankrupt borrowers. While the breadth and scope of the terms of the proposed amendments to Chapter 13 differ greatly, some commentators have suggested that such legislation could have the effect of increasing mortgage borrowing costs and thereby reducing the demand for mortgages throughout the industry. It is too early to tell when or if any of the proposed amendments to Chapter 13 may be enacted as proposed and what impact any such enacted amendments to Chapter 13 could have on the mortgage industry.

See “Item 1. Business—Mortgage Production and Mortgage Servicing Segments—Mortgage Regulation,” “Item 1. Business—Mortgage Production and Mortgage Servicing Segments—Insurance Regulation” and “Item 1A. Risk Factors—Risks Related to our Business—The businesses in which we engage are complex and heavily regulated, and changes in the regulatory environment affecting our businesses could have a material adverse effect on our business, financial position, results of operations or cash flows.” for additional information regarding the impact of regulatory environments on our Mortgage Production and Mortgage Servicing segments.

Mortgage Industry Trends

Overall Trends

The aggregate demand for mortgage loans in the U.S. is a primary driver of the Mortgage Production and Mortgage Servicing segments’ operating results. The demand for mortgage loans is affected by external factors including prevailing mortgage rates, the strength of the U.S. housing market and investor underwriting standards for borrower credit and loan to value ratios. Beginning in the middle of 2007 and continuing through the filing of this Form 10-K, the mortgage industry has implemented more restrictive underwriting standards that have made it more difficult for borrowers with less than prime credit records, limited funds for down payments or a high loan to value ratio to qualify for a mortgage. While prime borrowers with lower loan to value ratios continue to have access to mortgage loans, the cost to acquire those loans has increased resulting in higher mortgage rates or fees to the borrower. These industry changes have negatively impacted home affordability, home values, and the demand for housing.

As a result of the recent initiatives discussed above under “— Regulatory Trends,” we expect that the mortgage industry may experience higher loan origination volumes during 2009, resulting primarily from increased refinancing activity. As of February 2009, Fannie Mae’s Economics and Mortgage Market Analysis forecasted an increase in industry loan originations of approximately 7% in 2009 from forecasted 2008 levels, which was comprised of a 30% increase in forecasted refinance activity partially offset by a 16% decline in forecasted purchase originations. Additionally, Fannie Mae also forecasted median home prices in 2009 to decline an additional 5% compared to 2008.

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

The consolidation or elimination of several of our largest competitors has thus far resulted in reduced industry capacity and higher loan margins. However, many of our competitors continue to have access to greater financial resources than we have, which places us at a competitive disadvantage. The advantages of our largest competitors include, but are not limited to, their ability to hold new mortgage loan originations in an investment portfolio and their access to lower rate bank deposits and government funding under TARP as a source of liquidity. Additionally, more restrictive underwriting standards and the elimination of Alt-A and subprime products has resulted in a more homogenous product offering. This shift to more traditional prime loan products may result in a further increase in competition within the mortgage industry, which could have a negative impact on our Mortgage Production segment’s results of operations during 2009.

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

In response to lower mortgage origination volumes, we reduced costs in our Mortgage Production and Mortgage Servicing segments to better align our resources and expenses with anticipated mortgage origination volumes. Through a combination of employee attrition and job eliminations, we reduced average full-time equivalent employees for 2008 primarily in our Mortgage Production segment. We also restructured commission plans and reduced marketing expenses during 2008. These efforts favorably impacted our pre-tax results for 2008 by $41 million in comparison to 2007. Additionally, during the second half of 2008 we implemented plans to further reduce Salaries and related expenses in our Mortgage Production and Mortgage Servicing segments through a combination of additional job eliminations, which resulted in the elimination of approximately 170 jobs, and reduced salaries. As a result, we incurred approximately $3 million of severance and outplacement costs during

2008, which we estimate will benefit 2009 pre-tax results by approximately $13 million. Employee attrition and job eliminations during 2007 and 2008 resulted in a reduction of full-time equivalent employees by approximately 620 in comparison to the average for 2007 in our Mortgage Production and Mortgage Servicing segments. We continue to evaluate our cost structure and will explore additional measures in the future to align our resources and expenses with expected mortgage origination volumes.

See “— Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity.

Mortgage Production Trends

The level of interest rates is a key driver of refinancing activity; however, there are other factors which influence the level of refinance originations, including home prices, underwriting standards and product characteristics. As a result of the recent initiatives discussed above under “— Regulatory Trends”, mortgage rates have reached historically low levels and we believe that overall refinance originations for the mortgage industry and our Mortgage Production segment may increase during 2009 from 2008 levels; however, there can be no assurance that the recent initiatives by the U.S. government will result in mortgage rates continuing to remain at historically low levels. Notwithstanding the impact of mortgage rates, refinancing activity may be negatively impacted during 2009 by declines in home prices, more restrictive underwriting standards and increasing mortgage loan delinquencies, as these factors make the refinance of an existing mortgage loan more difficult. Refinancing activity during 2009 may also be impacted by many borrowers who have existing adjustable-rate mortgage loans (“ARMs”) that will have their rates reset during 2009. Although short-term interest rates are at or near historically low levels, lower fixed interest rates may provide an incentive for those borrowers to seek to refinance loans subject to interest rate changes. We anticipate a continued challenging environment for purchase originations during 2009 as an excess inventory of homes, declining home values and increased foreclosures may make it difficult for many homeowners to sell their homes or qualify for a new mortgage.

Demand in the secondary mortgage market for non-conforming loans was adversely impacted during the second half of 2007 and through the filing date of this Form 10-K. Although we continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for these types of loans during 2008 and expect that this trend may continue during 2009, the population of these types of loans declined significantly during 2008, due to the fact that subsequent to September 30, 2007, we sold many of these loans at discounted pricing, revised our underwriting standards and consumer loan pricing, or eliminated the offering of these products.

The components of our MLHS, recorded at fair value, were as follows:

December 31,
2008
(In millions)

First mortgages:
Conforming(1)	$827
Non-conforming	38
Alt-A(2)	2
Construction loans	35

Total first mortgages	902

Second lien	37
Scratch and Dent(3)	66
Other	1

Total	$1,006

(1)	Represents mortgages that conform to the standards of the GSEs.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

As a result of the continued lack of liquidity in the secondary market for non-conforming loans, several of our financial institution clients increased their investment in jumbo loan originations, which caused a decline in our loans closed to be sold that was partially offset by an increase in our fee-based closings. While we have adjusted pricing and margin expectations for new mortgage loan originations to consider current secondary mortgage market conditions, market developments negatively impacted Gain on mortgage loans, net during 2008, and may continue to have a negative impact during 2009. (See “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information.)

In January 2009, Bank of America Corporation announced the completion of its merger with Merrill Lynch & Co., Inc., the parent company of Merrill Lynch, which is our largest private-label client and accounted for approximately 21% of our mortgage loan originations during 2008. We have several agreements with Merrill Lynch, including the OAA, pursuant to which we provide Merrill Lynch mortgage origination services on a private-label basis. The initial terms of the OAA expire on December 31, 2010; however, provided that we remain in compliance with its terms, the OAA automatically renews for an additional five-year term, expiring on December 31, 2015. (See “Item 1. Business—Arrangements with Merrill Lynch” and “Item 1A. Risk Factors—We are exposed to counterparty credit risk and there can be no assurances that we will manage or mitigate this risk effectively.” included in this Form 10-K for additional information regarding the OAA and our other agreements with Merrill Lynch.)

Mortgage Servicing Trends

The declining housing market and general economic conditions have continued to negatively impact our Mortgage Servicing segment as well. Industry-wide mortgage loan delinquency rates have increased and we expect they will continue to increase over 2008 levels. We expect foreclosure costs to remain higher during 2009, as compared to historical levels, due to an increase in borrower delinquencies and declining home prices. During 2008, we experienced an increase in foreclosure losses and reserves associated with loans sold with recourse due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices during 2008.

A summary of the activity in foreclosure-related reserves during the years ended December 31, 2008 and 2007 is as follows:

Foreclosure-related reserves as of January 1, 2007	$36
Realized foreclosure losses	(20)
Increase in foreclosure reserves	33

Balance, December 31, 2007	49
Realized foreclosure losses	(37)
Increase in foreclosure reserves	69

Balance, December 31, 2008	$81

These conditions have also made it more difficult, or expensive, for borrowers with low credit scores or high loan to value ratios to prepay or refinance their mortgages, which is reflected in the valuation of our MSRs as of December 31, 2008. During the third quarter of 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the fourth quarter of 2008. As of December 31, 2008, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during 2009.

In February 2008, Freddie Mac announced that for mortgage loans closed after June 1, 2008, it was changing its eligibility requirements to prohibit approved private mortgage insurers from ceding more than 25% of gross premiums to captive reinsurance companies. As of December 31, 2008, Atrium had outstanding reinsurance agreements with four primary mortgage insurers, two of which were active and two were inactive and in runoff. While in runoff, Atrium will continue to collect premiums and have risk of loss on the current population of loans reinsured, but may not add to that population of loans. We are still evaluating other potential reinsurance structures with these primary mortgage insurers, but have not reached any agreements as of the filing date of this Form 10-K. (See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K for additional information regarding mortgage reinsurance.)

Continued increases in mortgage loan delinquency rates could also have a negative impact on our reinsurance business as further declines in real estate values and continued deterioration in economic conditions could adversely impact borrowers’ ability to repay mortgage loans. While there were no paid losses under reinsurance agreements during 2008, reinsurance related reserves increased by $51 million to $83 million, reflective of the recent trends. As a result of the continued weakness in the housing market and increasing delinquency and foreclosure experience, we expect to increase our reinsurance related reserves during 2009 as anticipated losses become incurred. We expect to begin to pay claims for certain book years and reinsurance agreements during 2009. We hold securities in trust related to our potential obligation to pay such claims, which were $261 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2008. We believe that this amount is significantly higher than the expected claims.

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

Inflation

An increase in inflation could have a significant impact on our Mortgage Production and Mortgage Servicing segments. Interest rates normally increase during periods of rising inflation. Historically, as interest rates increase, mortgage loan production decreases, particularly production from loan refinancing. An environment of gradual interest rate increases may, however, signify an improving economy or increasing real estate values, which in turn may stimulate increased home buying activity. Generally, in periods of reduced mortgage loan production, the associated profit margins also decline due to increased competition among mortgage loan originators and higher unit costs, thus further reducing our mortgage production revenues. Conversely, in a rising interest rate environment, our mortgage loan servicing revenues generally increase because mortgage prepayment rates tend to decrease, extending the average life of our servicing portfolio and increasing the value of our MSRs. See discussion below under “— Market and Credit Risk,” “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

From time-to-time, we utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for lease originations by our Canadian fleet management operations. The component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable less any unearned income.

Fleet Industry Trends

Growth in our Fleet Management Services segment is driven principally by increased market share in fleets greater than 75 units and increased fee-based services. The U.S. commercial fleet management services market has continued to experience little or no growth over the last several years as reported by the Automotive Fleet 2008, 2007 and 2006 Fact Books. Due to the fact that the U.S. economy has entered into an economic recession, U.S. automobile manufacturers are projecting a dramatic decline in new vehicle purchases during 2009. We expect that this trend will be reflected in the Fleet Management industry, and as such, the volume of our leased units may decrease during 2009 in comparison to 2008. Additionally, during 2008 many companies in a variety of industries, including those of our Fleet Management Services segment’s clients, sought to reduce costs through the reduction of headcount, and as such, the average unit counts of our Fleet Management Services may decrease during 2009 in comparison to 2008.

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the second half of 2008 and through the filing date of this Form 10-K. This trend continues to impact the commercial fleet management services industry and has constrained, and we expect will continue to constrain, certain traditionally available sources of funds for this industry. As a result, we are in the process of evaluating our funding strategy for our Fleet Management Services segment. See “— Liquidity and Capital Resources—General” for a discussion of trends relating to the credit markets and the impact of these trends on our liquidity and “Item 1A. Risk Factors—Risks Related to our Business—Our business relies on various sources of funding, including unsecured credit facilities and other unsecured debt, as well as secured funding arrangements, including asset-backed securities, mortgage repurchase facilities and other secured credit facilities. If any of our funding arrangements are terminated, not renewed or made unavailable to us, we may be unable to find replacement financing on commercially favorable terms, if at all, which could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for additional information.

As our borrowing arrangements begin to mature, we expect the cost of funds to significantly increase with respect to borrowing arrangements that we seek to extend and with respect to our entry into new borrowing arrangements. Our cost of debt associated with ABCP issued by the multi-seller conduits, which fund the Chesapeake Series 2006-1 and Series 2006-2 notes were negatively impacted by the disruption in the asset-backed securities market beginning in the third quarter of 2007. The impact continued during 2008 as the costs associated with the renewal of the Series 2006-1 notes and Series 2006-2 notes reflected higher conduit fees. Accordingly, we anticipate that the costs of funding obtained through multi-seller conduits, including conduit fees and relative spreads of ABCP to broader market indices will be adversely impacted during 2009 compared to such costs prior to the disruption in the asset-backed securities market. Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment.

On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for our Fleet Management Services segment. The amendment also includes a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 we elected to allow the Series 2006-2 notes to amortize in accordance with their terms. During the amortization period we will be unable to borrow additional amounts under the Series 2006-2 notes, and monthly repayments will be made on the notes through the earlier of 125 months following February 26, 2009 or when the notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. We intend to continue our negotiations with existing Chesapeake lenders to renew all or a portion of the Series 2006-1 and 2006-2 notes on terms acceptable to us, and we are also evaluating alternative sources of potential funding; however, there can be no assurance that we will renew all or a portion of the Series 2006-1 and Series 2006-2 notes on terms acceptable to us, if at all, or that we will be able to obtain alternative sources of funding. As of December 31, 2008, the available capacity under the Company’s Series 2006-1 notes was $129 million and we did not have any available capacity under our Series 2006-2 notes. As a result of the reduction in the capacity of the Series 2006-1 notes and the amortization of the Series 2006-2 notes, we intend to continue to carefully manage order flow from our clients, align our client billing with our cost of funds and monitor available funding capacity. We expect that the reduction in capacity of the Series 2006-1 notes and the amortization of the Series 2006-2 notes, in combination with the suspension of additional orders from clients with whom we are unable to come to mutual agreement on new pricing and anticipated slowdown in factory orders caused by the broader deterioration in the overall economy (discussed above), will negatively impact the volume of vehicle leases for 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Indebtedness — Vehicle Management Asset-Backed Debt” for further discussion regarding our vehicle management asset-backed debt.

In response to the disruptions in the credit markets, specifically the asset-backed securities markets, the U.S. government has taken action to increase credit availability in the asset-backed securities market and normalize interest rate spreads. For example, the Federal Reserve and the Treasury jointly announced plans to create a $200 billion Term Asset-Backed Securities Loan Facility (“TALF”). By providing liquidity to institutions that issue new securities backed by student loans, auto loans, credit card loans and loans guaranteed by the Small Business Administration, the U.S. government expected there to be an increase in credit availability in the asset-backed securities market and a return to normalized interest rates. Under TALF, the FRBNY has been authorized to make up to $200 billion in non-recourse fully secured loans. A special purpose vehicle, which will be initially funded by TARP through the purchase of up to $20 billion in subordinated debt, will be created to purchase loan collateral from the FRBNY. Additionally, in December the EESA was expanded to include an Automotive Industry Financing Program, which allows the Treasury to allocate resources under the EESA to U.S. automotive industry participants that the Treasury determines on a case-by-case basis are eligible. It is too early to tell how and when these initiatives may impact the credit markets or the fleet industry, and there can be no assurance that they will achieve their intended effects.

Due to disruptions in the credit markets beginning in the second half of 2007, we have been unable to utilize certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for new lease originations by our Canadian fleet management operations. This has resulted in an increase in operating lease originations (without lease prepayments) and the use of unsecured funding for the origination of these operating leases. Vehicles under operating leases are included within Net investment in fleet leases in the accompanying Consolidated Balance Sheets net of accumulated depreciation, whereas the component of Net investment in fleet leases related to direct financing leases represents the lease payment receivable related to those leases net of any unearned income. Although we continue to consider alternative sources of financing, approximately $168 million of additional leases are being funded by our unsecured borrowings as of December 31, 2008 in comparison to before the disruptions in the credit markets. (See “— Segment Results” for further description of the impact of this trend on our Fleet Management Services segment during 2008.)

We continue to evaluate various alternatives to reduce costs in our Fleet Management Services segment to better align our resources and expenses with our anticipated costs of funds. At the end of the fourth quarter of 2008, we eliminated approximately 100 positions, and as a result we incurred severance and outplacement costs of approximately $5 million. We expect the favorable impact on our 2009 pre-tax results as a result of these alternatives to be approximately $9 million. Additionally, we are working towards modifying the lease pricing associated with billings to the clients of our Fleet Management Services segment to correlate more closely with our underlying cost of funds; however, there can be no assurance that we will be successful in this effort with our individual clients.

Vicarious Liability

Our Fleet Management Services segment could be liable for damages in connection with motor vehicle accidents under the theory of vicarious liability in certain jurisdictions in which we do business. Under this theory, companies that lease motor vehicles may be subject to liability for the tortious acts of their lessees, even in situations where the leasing company has not been negligent. Our Fleet Management Services segment is subject to unlimited liability as the owner of leased vehicles in one major province in Canada, Alberta, and is subject to limited liability (e.g. in the event of a lessee’s failure to meet certain insurance or financial responsibility requirements) in two major provinces, Ontario and British Columbia, and as many as fifteen jurisdictions in the U.S. Although our lease contracts require that each lessee indemnifies us against such liabilities, in the event that a lessee lacks adequate insurance coverage or financial resources to satisfy these indemnity provisions, we could be liable for property damage or injuries caused by the vehicles that we lease.

On August 10, 2005, a federal law was enacted in the U.S. which preempted state vicarious liability laws that imposed unlimited liability on a vehicle lessor. This law, however, does not preempt existing state laws that impose limited liability on a vehicle lessor in the event that certain insurance or financial responsibility requirements for the leased vehicles are not met. Prior to the enactment of this law, our Fleet Management Services segment was subject to unlimited liability in the District of Columbia, Maine and New York. At this time, none of these three jurisdictions have enacted legislation imposing limited or an alternative form of liability on vehicle lessors. The scope, application and enforceability of this federal law have not been fully tested. For example, shortly after its enactment, a state trial court in New York ruled that the federal law is unconstitutional. On April 29, 2008, New York’s highest court, the New York Court of Appeals, overruled the trial court and upheld the constitutionality of the federal law. In a 2008 decision relating to a case in Florida, the U.S. Court of Appeals for the 11th Circuit upheld the constitutionality of the federal law, but the plaintiffs recently filed a petition seeking review of the decision by the U.S. Supreme Court. The outcome of this case and cases that are pending in other jurisdictions and their impact on the federal law are uncertain at this time.

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

Market and Credit Risk

We are exposed to market and credit risks. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.”

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

Credit Risk

While the majority of the mortgage loans serviced by us were sold without recourse, we are exposed to consumer credit risk related to loans sold with recourse. Loans sold with recourse include those sold under a program, which was discontinued during 2007, where we provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk and to a lesser extent we sell other mortgage loans with specific recourse. In addition to loan sales with specific recourse, our loan sale agreements contain standard representation and warranty provisions where we retain a recourse obligation if it is determined that we violated these representation and warranty provisions subsequent to sale. The retained credit risk represents the unpaid principal balance of mortgage loans. For these loans, we record a recourse liability, which is determined based upon our history of actual loss experience under the program and expected repurchase and indemnification obligations. We are also exposed to credit risk for our clients under the lease and service agreements for PHH Arval.

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. We attempt to mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.

There can be no assurance that we will manage or mitigate our credit risk effectively.

Results of Operations—2008 vs. 2007

Consolidated Results

Our consolidated results of operations for 2008 and 2007 were comprised of the following:

	Year Ended
	December 31,
	2008	2007	Change
	(In millions)

Net revenues(1)	$2,056	$2,240	$(184)
Total expenses(2)	2,499	2,285	214

Loss before income taxes and minority interest(1)(2)	(443)	(45)	(398)
Benefit from income taxes	(165)	(34)	(131)

Loss before minority interest	$(278)	$(11)	$(267)

(1)	Net revenues and Loss before income taxes and minority interest for 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $733 million, $445 million of which related to the fourth quarter of 2008. We made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the fourth quarter of 2008. See “— Segment Results—Mortgage Servicing Segment” for further discussion.

(2)	Net revenues and Loss before income taxes and minority interest for the year ended December 31, 2008 include a non-cash Goodwill impairment of $61 million related to the PHH Home Loans reporting unit. See “— Segment Results—Mortgage Production Segment” for further discussion regarding the Goodwill impairment charge.

During 2008, our Net revenues decreased by $184 million (8%) compared to 2007, due to decreases of $452 million and $34 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by an increase of $257 million in our Mortgage Production segment and a $45 million favorable change in other revenue, primarily related to the terminated Merger Agreement, not allocated to our reportable segments. Our Loss before income taxes and minority interest changed unfavorably by $398 million during 2008 compared to 2007 due to unfavorable changes of $505 million and $54 million in our Mortgage Servicing and Fleet Management Services segments, respectively, that were partially offset by favorable changes of $107 million in our Mortgage Production segment and $54 million in other income (expenses), primarily related to the terminated Merger Agreement, not allocated to our reportable segments.

In April 2008, we received approval from the IRS regarding an accounting method change (the “IRS Method Change”). We recorded a net increase to our Benefit from income taxes for the year ended December 31, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

Our effective income tax rates were (37.2)% and (76.1)% for 2008 and 2007, respectively. The Benefit from income taxes increased by $131 million to a Benefit from income taxes of $165 million in 2008 from a Benefit from income taxes of $34 million in 2007 primarily due to the following: (i) a $139 million increase in federal income tax benefit due to the increase in Loss before income taxes and minority interest; (ii) a $28 million increase in expense related to the valuation allowance for deferred tax assets as there was an $8 million increase in the valuation allowance during 2008 ($17 million of the increase was primarily due to loss carryforwards generated during 2008 for which we believe is more likely than not that the loss carryforwards will not be realized that were partially offset by a $9 million reduction in certain loss carryforwards as a result of the IRS Method Change) as compared to a $20 million decrease in the valuation allowance during 2007 (primarily due to the utilization of loss carryforwards as a result of taxable income generated during 2007), (iii) a portion of the PHH Home Loans’ Goodwill impairment charge was not deductible for federal and state income tax purposes, which impacted the calculated effective tax rate for 2008 by $14 million; (iv) a $7 million favorable increase in deferred state income tax benefit representing the change in estimated state apportionment factors and (v) a $17 million increase in the state income tax benefit due to the increase in Loss before income taxes and minority interest (due to our mix of income and loss from our operations by entity and state income tax jurisdictions, there was a significant difference between the state income tax effective rates during 2008 and 2007).

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

Our segment results were as follows:

	Net Revenues			Segment (Loss) Profit(1)
	Year Ended			Year Ended
	December 31,			December 31,
	2008(2)	2007	Change	2008(2)(3)	2007	Change
	(In millions)

Mortgage Production segment	$462	$205	$257	$(93)	$(225)	$132
Mortgage Servicing segment	(276)	176	(452)	(430)	75	(505)

Total Mortgage Services	186	381	(195)	(523)	(150)	(373)
Fleet Management Services segment	1,827	1,861	(34)	62	116	(54)

Total reportable segments	2,013	2,242	(229)	(461)	(34)	(427)
Other(4)	43	(2)	45	42	(12)	54

Total Company	$2,056	$2,240	$(184)	$(419)	$(46)	$(373)

(1)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Year Ended
	December 31,
	2008	2007
	(In millions)

Loss before income taxes and minority interest	$(443)	$(45)
Minority interest in (loss) income of consolidated entities, net of income taxes(3)	(24)	1

Segment loss	$(419)	$(46)

(2)	Net revenues and Segment loss for 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $733 million, $445 million of which related to the fourth quarter of 2008. We made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the fourth quarter of 2008. See “— Segment Results—Mortgage Servicing Segment” for further discussion.

(3)	During 2008, we recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Minority interest in loss of consolidated entities, net of income taxes for 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for 2008 was impacted by $35 million as a result of the Goodwill impairment.

(4)	Net revenues reported under the heading Other for 2008 represent amounts not allocated to our reportable segments, primarily related to the terminated Merger Agreement, and intersegment eliminations. Net revenues reported under the heading Other for 2007 represent intersegment eliminations. Segment profit of $42 million reported under the heading Other for 2008 represents income related to the terminated Merger Agreement. Segment loss reported under the heading Other for 2007 represents expenses related to the terminated Merger Agreement.

Mortgage Production Segment

Net revenues increased by $257 million (125%) during 2008 compared to 2007. As discussed in greater detail below, the increase in Net revenues was due to a $165 million increase in Gain on mortgage loans, net, an $81 million increase in Mortgage fees and a $12 million decrease in Mortgage net finance expense, that were partially offset by a $1 million decrease in Other income.

Segment loss decreased by $132 million (59%) during 2008 compared to 2007 as the $257 million increase in Net revenues and a $25 million change in Minority interest in (loss) income of consolidated entities, net of income taxes were partially offset by a $150 million (35%) increase in Total expenses. The $150 million increase in Total expenses was primarily due to a $102 million increase in Salaries and related expenses and a $61 million non-cash charge for Goodwill impairment, related to the PHH Home Loans reporting unit, recorded during 2008, which were partially offset by decreases of $6 million in Other operating expenses and $5 million in Occupancy and other office expenses. Minority interest in (loss) income of consolidated entities, net of income taxes for 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the PHH Home Loans’ Goodwill impairment. The impact of the PHH Home Loans’ Goodwill impairment on segment loss for 2008 was $35 million. (See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements for additional information.)

We adopted SFAS No. 157, SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) and Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose, at specified election dates, to measure certain eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. Additionally, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was our policy prior to the adoption of SFAS No. 159. SAB 109 requires the expected net future cash flows related to the associated servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2008	2007	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$20,753	$29,207	$(8,454)	(29)%
Fee-based closings	13,166	10,338	2,828	27%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Purchase closings	$21,403	$25,692	$(4,289)	(17)%
Refinance closings	12,516	13,853	(1,337)	(10)%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Fixed rate	$20,008	$25,525	$(5,517)	(22)%
Adjustable rate	13,911	14,020	(109)	(1)%

Total closings	$33,919	$39,545	$(5,626)	(14)%

Number of loans closed (units)	146,049	182,885	(36,836)	(20)%

Average loan amount	$232,241	$216,228	$16,013	7%

Loans sold	$21,079	$30,346	$(9,267)	(31)%

Applications	$48,545	$52,533	$(3,988)	(8)%

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees	$208	$127	$81	64%

Gain on mortgage loans, net	259	94	165	176%

Mortgage interest income	92	171	(79)	(46)%
Mortgage interest expense	(99)	(190)	91	48%

Mortgage net finance expense	(7)	(19)	12	63%

Other income	2	3	(1)	(33)%

Net revenues	462	205	257	125%

Salaries and related expenses	297	195	102	52%
Occupancy and other office expenses	44	49	(5)	(10)%
Other depreciation and amortization	13	15	(2)	(13)%
Other operating expenses	164	170	(6)	(4)%
Goodwill impairment	61	—	61	n/m(1)

Total expenses	579	429	150	35%

Loss before income taxes and minority interest	(117)	(224)	107	48%
Minority interest in (loss) income of consolidated entities, net of income taxes	(24)	1	(25)	n/m(1)

Segment loss	$(93)	$(225)	$132	59%

(1)	n/m—Not meaningful.

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

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage fees prior to the deferral of fee income	$208	$228	$(20)	(9)%
Deferred fees under SFAS No. 91	—	(101)	101	n/m(1)

Mortgage fees	$208	$127	$81	64%

(1)	n/m—Not meaningful.

Mortgage fees prior to the deferral of fee income decreased by $20 million (9%) primarily due to the 14% decrease in total closings, which was the result of a 29% decrease in loans closed to be sold that was partially offset by a 27% increase in fee-based closings. The change in mix between fee-based closings and loans closed to be sold was primarily due to an increase in fee-based closings from our financial institution clients during 2008 compared to 2007. As a result of the continued lack of liquidity in the secondary market for non-conforming loans, several of our financial institution clients increased their investment in jumbo loan originations, which caused a decline in our loans closed to be sold that was partially offset by an increase in our fee-based closings. Refinance closings decreased during 2008 compared to 2007. Refinancing activity is sensitive to interest rate changes relative to borrowers’ current interest rates, and typically increases when interest rates fall and decreases when interest rates rise. Although the level of interest rates is a key driver of refinancing activity, there are other factors which influenced the level of refinance originations, including home prices, underwriting standards and product characteristics. The decline in purchase closings was due to the decline in overall housing purchases during 2008 compared to 2007.

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

Prior to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, our IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of our MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). (See Note 8, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.)

Pursuant to the transition provisions of SAB 109, we recognized a benefit to Gain on mortgage loans, net during 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157. (See Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.)

Prior to the adoption of SFAS No. 159, we recorded our MLHS at the lower of cost or market value (“LOCOM”), computed by the aggregate method. Gain on mortgage loans, net was negatively impacted during 2007 by an increase in the valuation reserve to record MLHS at LOCOM primarily due to declines in the value of Scratch and Dent loans during the second quarter of 2007. As a result of this increase in the valuation reserve, all MLHS as of the beginning of the third quarter of 2007 were recorded at their respective market values. Subsequently during the second half of 2007, there was a further decline in the valuation of Scratch and Dent loans, as well as Alt-A and other non-conforming mortgage loans, which is illustrated in the chart below.

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Gain on loans	$353	$324	$29	9%
Economic hedge results:
Decline in valuation of ARMs	(20)	(11)	(9)	(82)%
Decline in valuation of Scratch and Dent loans	(27)	(48)	21	44%
Decline in valuation of Alt-A loans	(1)	(8)	7	88%
Decline in valuation of second-lien loans	(6)	(28)	22	79%
Decline in valuation of jumbo loans	(15)	(4)	(11)	(275)%
Other economic hedge results	(55)	(38)	(17)	(45)%

Total economic hedge results	(124)	(137)	13	9%

Increase in LOCOM reserve	—	(17)	17	n/m(1)
Recognition of deferred fees and costs, net	—	(76)	76	n/m(1)
Benefit of transition provision of SAB 109	30	—	30	n/m(1)

Gain on mortgage loans, net	$259	$94	$165	176%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net increased by $165 million (176%) from 2007 to 2008 due to $76 million of previously deferred fees and costs recognized during 2007, the $30 million benefit of the transition provision of SAB 109, a $29 million increase in gain on loans, a $17 million valuation reserve related to declines in the value of our MLHS during 2007 and a $13 million favorable variance from our risk management activities related to IRLCs and MLHS.

The $29 million increase in gain on loans during 2008 compared to 2007 was primarily due to higher margins during 2008, particularly during the fourth quarter of 2008, compared to 2007 partially offset by the lower volume of IRLCs expected to close during 2008 compared to loans sold during 2007. Subsequent to the adoption of SFAS No. 159 on January 1, 2008, the primary driver of Gain on mortgage loans, net is new IRLCs that are expected to close, rather than loans sold which was the primary driver prior to the adoption of SFAS No. 159. We had new IRLCs expected to close of $19.8 billion in 2008 compared to loans sold during 2007 of $30.3 billion. IRLCs expected to close in 2008 were negatively impacted by the change in mix between fee-based closings and loans closed to be sold, as well as the decline in overall industry origination volumes.

During 2007, we experienced a significant decline in the valuation of ARMs, Scratch and Dent, Alt-A, jumbo and second-lien loans. This decline reflected the initial indications of illiquidity in the secondary mortgage market and the most significant decline in valuations for these types of loans. Although we continued to observe a lack of liquidity and lower valuations in the secondary mortgage market for these types of loans during 2008, the population of these types of loans during 2008 declined significantly in comparison to 2007, due to the fact that subsequent to September 30, 2007, we sold many of these loans at discounted pricing, revised our underwriting standards and consumer loan pricing, or eliminated the offering of these products. The $17 million unfavorable variance from other economic hedge results related to our risk management activities for IRLCs and other mortgage loans was the result of an increase in hedge losses associated with increased interest rate volatility during 2008, which resulted in higher hedge costs.

Mortgage Net Finance Expense

Mortgage net finance expense allocable to the Mortgage Production segment consists of interest income on MLHS and interest expense allocated on debt used to fund MLHS and is driven by the average volume of loans held for sale, the average volume of outstanding borrowings, the note rate on loans held for sale and the cost of funds of our outstanding borrowings. Mortgage net finance expense allocable to the Mortgage Production segment decreased by $12 million (63%) during 2008 compared to 2007 due to a $91 million (48%) decrease in Mortgage interest expense that was partially offset by a $79 million (46%) decrease in Mortgage interest income. The $91 million decrease in Mortgage interest expense was attributable to decreases of $55 million due to lower cost of funds from our outstanding borrowings and $36 million due to lower average borrowings. The lower cost of funds from our outstanding borrowings was primarily attributable to a decrease in short-term interest rates. A significant portion of our loan originations are funded with variable-rate short-term debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 256 basis points (“bps”) during 2008 compared to 2007. The lower average borrowings were primarily attributable to the decline in loans closed to be sold during 2008 compared to 2007. The $79 million decrease in Mortgage interest income was primarily due to a lower average volume of loans held for sale and lower interest rates related to loans held for sale.

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

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Salaries and related expenses prior to the deferral of loan origination costs	$297	$343	$(46)	(13)%
Deferred loan origination costs under SFAS No. 91	—	(148)	148	n/m(1)

Salaries and related expenses	$297	$195	$102	52%

(1)	n/m—Not meaningful.

Salaries and related expenses prior to the deferral of loan origination costs decreased by $46 million (13%) during 2008 compared to 2007. This decrease was due to decreases of $24 million in commission expense and $22 million in salaries and related benefits. The decrease in salaries and related benefits and incentives was primarily due to a combination of employee attrition and job eliminations, which reduced average full-time equivalent employees for 2008 compared to 2007. The decrease in commission expense was the result of the restructuring of commission plans during 2008 and a 14% decrease in total closings.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Prior to January 1, 2008, Other operating expenses were reflected net of loan origination costs deferred under SFAS No. 91, as presented in the following table:

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Other operating expenses prior to the deferral of loan origination costs	$164	$182	$(18)	(10)%
Deferred loan origination costs under SFAS No. 91	—	(12)	12	n/m(1)

Other operating expenses	$164	$170	$(6)	(4)%

(1)	n/m—Not meaningful.

Other operating expenses prior to the deferral of loan origination costs decreased by $18 million (10%) during 2008 compared to 2007 primarily due to a decrease in corporate overhead costs and the 14% decrease in total closings.

Mortgage Servicing Segment

Net revenues changed unfavorably by $452 million during 2008 compared to 2007. As discussed in greater detail below, the unfavorable change in Net revenues was due to unfavorable changes of $320 million in Valuation adjustments related to mortgage servicing rights, $86 million in Mortgage net finance income and $59 million in Loan servicing income that were partially offset by an increase of $13 million in Other income.

Segment (loss) profit changed unfavorably by $505 million during 2008 compared to 2007 due to the $452 million decrease in Net revenues and a $53 million (52%) increase in Total expenses. The $53 million increase in Total expenses was primarily due to increases of $51 million in Other operating expenses and $2 million in Salaries and related expenses.

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended
	December 31,
	2008	2007	Change	% Change
	(In millions)

Average loan servicing portfolio	$152,681	$163,107	$(10,426)	(6)%

	Year Ended December 31,
	2008	2007	Change	% Change
	(In millions)

Mortgage interest income	$83	$182	$(99)	(54)%
Mortgage interest expense	(72)	(85)	13	15%

Mortgage net finance income	11	97	(86)	(89)%

Loan servicing income	430	489	(59)	(12)%

Change in fair value of mortgage servicing rights	(554)	(509)	(45)	(9)%
Net derivative (loss) gain related to mortgage servicing rights	(179)	96	(275)	n/m(1)

Valuation adjustments related to mortgage servicing rights	(733)	(413)	(320)	(77)%

Net loan servicing (loss) income	(303)	76	(379)	n/m(1)

Other income	16	3	13	433%

Net revenues	(276)	176	(452)	n/m(1)

Salaries and related expenses	31	29	2	7%
Occupancy and other office expenses	11	10	1	10%
Other depreciation and amortization	1	2	(1)	(50)%
Other operating expenses	111	60	51	85%

Total expenses	154	101	53	52%

Segment (loss) profit	$(430)	$75	$(505)	n/m(1)

(1)	n/m—Not meaningful.

Mortgage Net Finance Income

Mortgage net finance income allocable to the Mortgage Servicing segment consists of interest income credits from escrow balances, interest income from investment balances (including investments held by Atrium) and interest expense allocated on debt used to fund our MSRs, and is driven by the average volume of outstanding borrowings and the cost of funds of our outstanding borrowings. Mortgage net finance income decreased by $86 million (89%) during 2008 compared to 2007, primarily due to lower interest income from escrow balances. This decrease was primarily due to lower short-term interest rates in 2008 compared to 2007 as escrow balances earn income based on one-month LIBOR, coupled with lower average escrow balances resulting from the sale of MSRs during the third and fourth quarters of 2007. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 256 bps during 2008 compared to 2007.

Loan Servicing Income

Loan servicing income includes recurring servicing fees, other ancillary fees and net reinsurance (loss) income from Atrium. Recurring servicing fees are recognized upon receipt of the coupon payment from the borrower and recorded net of guaranty fees. Net reinsurance (loss) income represents premiums earned on reinsurance contracts, net of ceding commission and adjustments to the reserve for reinsurance losses. The primary driver for Loan servicing income is the average loan servicing portfolio.

The components of Loan servicing income were as follows:

	Year Ended
	December 31,
	2008	2007	Change	% Change
		(In millions)

Net service fee revenue	$431	$494	$(63)	(13)%
Late fees and other ancillary servicing revenue	43	21	22	105%
Curtailment interest paid to investors	(27)	(40)	13	33%
Net reinsurance (loss) income	(17)	14	(31)	n/m (1)

Loan servicing income	$430	$489	$(59)	(12)%

(1)	n/m — Not meaningful.

Loan servicing income decreased by $59 million (12%) from 2007 compared to 2008 primarily due to a decrease in net service fee revenue and an unfavorable change in net reinsurance (loss) income partially offset by an increase in late fees and other ancillary servicing revenue and a decrease in curtailment interest paid to investors. The $63 million decrease in net service fee revenue was primarily related to a decrease in the capitalized servicing portfolio resulting from sales of MSRs during the third and fourth quarters of 2007. The $31 million unfavorable change in net reinsurance (loss) income during 2008 compared to 2007 was primarily due to an increase in the liability for reinsurance losses driven by higher delinquencies and declines in home values for loans subject to reinsurance. The $22 million increase in late fees and other ancillary servicing revenue was primarily due to a $21 million realized loss, including direct expenses, on the sale of MSRs during the second half of 2007. The decrease in curtailment interest paid to investors was primarily due to a decrease in loan prepayments as well as the 6% decrease in the average servicing portfolio during 2008 compared to 2007.

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

The components of Change in fair value of mortgage servicing rights were as follows:

	Year Ended
	December 31,
	2008	2007	Change	% Change
		(In millions)

Realization of expected cash flows	$(267)	$(315)	$48	15%
Changes in market inputs or assumptions used in the valuation model	(287)	(194)	(93)	(48)%

Change in fair value of mortgage servicing rights	$(554)	$(509)	$(45)	(9)%

Realization of Expected Cash Flows:  The realization of expected cash flows represents the reduction in the value of MSRs due to the performance of the underlying mortgage loans, including prepayments and portfolio decay. Portfolio decay represents the reduction in the value of MSRs from the receipt of monthly payments, the recognition of servicing expense and the impact of delinquencies and foreclosures.

The continued weakness in the housing market, increasing delinquency and foreclosure experience and more restrictive underwriting standards made it more difficult, or expensive, for borrowers to prepay or refinance their mortgages during 2008. During 2008 and 2007, the value of our MSRs was reduced by $144 million and $211 million, respectively, due to the prepayment of the underlying mortgage loans. The fluctuation in the decline in value of our MSRs due to prepayments during 2008 in comparison to 2007 was attributable to slower prepayment rates coupled with a lower average capitalized servicing portfolio primarily due to the sale of MSRs during 2007. The actual prepayment rate of mortgage loans in our capitalized servicing portfolio was 10% and 12% of the unpaid principal balance of the underlying mortgage loan during 2008 and 2007, respectively.

During 2008 and 2007, the value of our MSRs was reduced by $123 million and $104 million, respectively, due to portfolio decay. The unfavorable change during 2008 in comparison to 2007 was primarily due to higher portfolio delinquencies. The decline in value due to portfolio decay as a percentage of the average value of MSRs was 7.5% and 5.1% during 2008 and 2007, respectively.

Changes in market inputs or assumptions used in the valuation model:   Of the $287 million unfavorable change during 2008, $192 million was due to a decrease in mortgage interest rates during 2008 and increased expected prepayment speeds, which were adjusted to reflect current market factors including, but not limited to, declines in home prices, underwriting standards and product characteristics. The remaining $95 million unfavorable change during 2008 was primarily due to increased volatility. The unfavorable change during 2007 was primarily due to the impact of a decrease in the spreads between mortgage coupon rates and the underlying risk-free interest rates and a decrease in mortgage interest rates leading to lower expected prepayments. (See “—Critical Accounting Policies—Fair Value Measurements” for an analysis of the impact of 10% variations in key assumptions on the fair value of our MSRs.)

Net Derivative (Loss) Gain Related to Mortgage Servicing Rights:   From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. (See Note 8, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.) The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized in certain environments regardless of the change in interest rates. Increased reliance on the natural business hedge during 2008 resulted in greater volatility in the results of our Mortgage Servicing segment. During 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its related relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008. As of December 31, 2008, there were no open derivatives related to MSRs. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we may use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-K for more information.)

The value of derivatives related to our MSRs decreased by $179 million and increased by $96 million during 2008 and 2007, respectively. As described below, our net results from MSRs risk management activities were losses of $466 million and $98 million during 2008 and 2007, respectively. Refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of 25 bps, 50 bps and 100 bps changes in interest rates on the valuation of our MSRs and related derivatives at December 31, 2008.

The following table outlines Net loss on MSRs risk management activities:

	Year Ended
	December 31,
	2008	2007
	(In millions)

Net derivative (loss) gain related to mortgage servicing rights	$(179)	$96
Change in fair value of mortgage servicing rights due to changes in market inputs or assumptions used in the valuation model	(287)	(194)

Net loss on MSRs risk management activities	$(466)	$(98)

Other Income

Other income allocable to the Mortgage Servicing segment consists primarily of net gains or losses on Investment securities and increased by $13 million (433%) during 2008 compared to 2007. Our Investment securities consist of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests. The unrealized gains during 2008 were primarily attributable to greater expected cash flows from the underlying securities resulting from a favorable progression of trends in expected prepayments, partially offset by unfavorable expected losses as compared to our initial estimates. (See “—Critical Accounting Policies” below for more information.)

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Servicing segment consist of compensation, payroll taxes and benefits paid to employees in our mortgage loan servicing operations and allocations for overhead. Salaries and related expenses increased by $2 million (7%) during 2008 compared to 2007, primarily due to an increase in base compensation and benefits costs.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Servicing segment include servicing-related direct expenses, costs associated with foreclosure and REO and allocations for overhead. Other operating expenses increased by $51 million (85%) during 2008 compared to 2007. This increase was primarily attributable to an increase in foreclosure losses and reserves associated with loans sold with recourse primarily due to an increase in loss severity and foreclosure frequency resulting primarily from a decline in housing prices in 2008 compared to 2007. As of December 31, 2008, the gross foreclosure and REO balance included in Other assets in the accompanying Consolidated Balance Sheet was $30 million higher than December 31, 2007. In addition, the estimated loss severity on the related assets as of December 31, 2008 was 89% greater than as of December 31, 2007.

Fleet Management Services Segment

Net revenues decreased by $34 million (2%) during 2008 compared to 2007. As discussed in greater detail below, the decrease in Net revenues was due to decreases of $20 million in Other income, $13 million in Fleet lease income and $1 million in Fleet management fees.

Segment profit decreased by $54 million (47%) during 2008 compared to 2007 due to the $34 million decrease in Net revenues and a $20 million (1%) increase in Total expenses. The $20 million increase in Total expenses was due to an increase of $35 million in Depreciation on operating leases, a $23 million increase in Other operating expenses, an $8 million increase in Salaries and related expenses and a $1 million increase in Occupancy and other office expenses that were partially offset by decreases of $46 million in Fleet interest expense and $1 million in Other depreciation and amortization.

For 2008 compared to 2007, the primary driver for the reduction in segment profit was the impact of an increase in debt fees and increased spreads between the indices used for billings and the index associated with our vehicle management asset-backed debt of $40 million. For 2008 compared to 2007, the decline in average unit counts, as detailed in the chart below, was primarily attributable to deteriorating economic conditions and the timing associated with the roll-off of leased units due to the uncertainty generated by the announcement of the Merger Agreement during 2007, which was ultimately terminated in 2008.

The following tables present a summary of our financial results and related drivers for the Fleet Management Services segment, and are followed by a discussion of each of the key components of our Net revenues and Total expenses:

	Average for the
	Year Ended
	December 31,
	2008	2007	Change	% Change
	(In thousands of units)

Leased vehicles	335	342	(7)	(2)%
Maintenance service cards	299	326	(27)	(8)%
Fuel cards	296	330	(34)	(10)%
Accident management vehicles	323	334	(11)	(3)%

	Year Ended
	December 31,
	2008	2007	Change	% Change
		(In millions)

Fleet management fees	$163	$164	$(1)	(1)%
Fleet lease income	1,585	1,598	(13)	(1)%
Other income	79	99	(20)	(20)%

Net revenues	1,827	1,861	(34)	(2)%

Salaries and related expenses	100	92	8	9%
Occupancy and other office expenses	19	18	1	6%
Depreciation on operating leases	1,299	1,264	35	3%
Fleet interest expense	169	215	(46)	(21)%
Other depreciation and amortization	11	12	(1)	(8)%
Other operating expenses	167	144	23	16%

Total expenses	1,765	1,745	20	1%

Segment profit	$62	$116	$(54)	(47)%

Fleet Management Fees

Fleet management fees consist primarily of the revenues of our principal fee-based products: fuel cards, maintenance services, accident management services and monthly management fees for leased vehicles. Fleet management fees decreased by $1 million (1%) during 2008 compared to 2007, due to a $1 million decrease in revenue from our principal fee-based products.

Fleet Lease Income

Fleet lease income decreased by $13 million (1%) during 2008 compared to 2007, due to a decrease in billings partially offset by an increase in lease syndication volume. The decrease in billings was attributable to lower interest rates on variable-rate leases, which was partially offset by higher billings as a result of an increase in the depreciation component of Fleet lease income related to vehicles under operating leases. For operating leases, Fleet lease income contains a depreciation component, an interest component and a management fee component. (See “ —Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Other Income

Other income decreased by $20 million (20%) during 2008 compared to 2007, primarily due to decreased vehicle sales at our dealerships and decreased interest income that were partially offset by a $7 million gain recognized on the early termination of a technology development and licensing arrangement during 2008. The decrease in vehicle sales at our dealerships was primarily due to an overall decline in vehicle sales within the industry and the deterioration of general economic conditions.

Salaries and Related Expenses

Salaries and related expenses increased by $8 million (9%) during 2008 compared to 2007, primarily due to $5 million of severance costs incurred during 2008 and an increase in variable compensation as a result of an increase in Stock compensation expense. (See “ —Overview—Fleet Industry Trends” for further discussion regarding cost reduction efforts during 2008.)

Depreciation on Operating Leases

Depreciation on operating leases is the depreciation expense associated with our leased asset portfolio. Depreciation on operating leases during 2008 increased by $35 million (3%) compared to 2007, primarily due to an increase in vehicles under operating leases. (See “ —Overview—Fleet Industry Trends” for a discussion of the impact of recent trends on vehicles under operating leases.)

Fleet Interest Expense

Fleet interest expense decreased by $46 million (21%) during 2008 compared to 2007, primarily due to decreasing short-term interest rates related to borrowings associated with leased vehicles that was partially offset by increases in ABCP spreads and program and commitment fee rates on our vehicle management asset-backed debt. The average daily one-month LIBOR, which is used as a benchmark for short-term rates, decreased by 256 bps during 2008 compared to 2007.

Other Operating Expenses

Other operating expenses increased by $23 million (16%) during 2008 compared to 2007, primarily due to an increase in cost of goods sold as a result of the increase in lease syndication volume that was partially offset by a decrease in cost of goods sold as a result of a decrease in vehicle sales at our dealerships. Other operating expenses during 2007 includes a $10 million reduction in accruals due to the resolution of foreign non-income based tax contingencies.

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

During 2006, we devoted substantial internal and external resources to the completion of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) and related matters. As a result of these efforts, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we incurred fees and expenses for additional auditor services, financial and other consulting services, legal services and liquidity waivers through December 31, 2006. During 2007, we continued to incur fees and expenses for auditor services and financial and other consulting services that were significantly higher than historical fees and expenses to complete our Annual Report on Form 10-K for the year ended December 31, 2006, along with efforts to complete our assessment of internal control over financial reporting as of December 31, 2006, as required by SOX. Additionally, we devoted substantial internal and external resources to become a current filer with the SEC and to remediate the material weaknesses previously identified through our assessment of internal control over financial reporting as of December 31, 2006.

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

Mortgage Production Segment

Net revenues decreased by $124 million (38%) during 2007 compared to 2006. As discussed in greater detail below, the decrease in Net revenues was due to a $104 million decrease in Gain on mortgage loans, net, a $19 million increase in Mortgage net finance expense and a $2 million decrease in Mortgage fees that were partially offset by a $1 million increase in Other income.

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

The following tables present a summary of our financial results and key related drivers for the Mortgage Production segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2007	2006	Change	% Change
	(Dollars in millions, except
	average loan amount)

Loans closed to be sold	$29,207	$32,390	$(3,183)	(10)%
Fee-based closings	10,338	8,872	1,466	17%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Purchase closings	$25,692	$28,509	$(2,817)	(10)%
Refinance closings	13,853	12,753	1,100	9%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Fixed rate	$25,525	$23,336	$2,189	9%
Adjustable rate	14,020	17,926	(3,906)	(22)%

Total closings	$39,545	$41,262	$(1,717)	(4)%

Number of loans closed (units)	182,885	206,063	(23,178)	(11)%

Average loan amount	$216,228	$200,238	$15,990	8%

Loans sold	$30,346	$31,598	$(1,252)	(4)%

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Mortgage fees	$127	$129	$(2)	(2)%

Gain on mortgage loans, net	94	198	(104)	(53)%

Mortgage interest income	171	184	(13)	(7)%
Mortgage interest expense	(190)	(184)	(6)	(3)%

Mortgage net finance expense	(19)	—	(19)	n/m(1)

Other income	3	2	1	50%

Net revenues	205	329	(124)	(38)%

Salaries and related expenses	195	207	(12)	(6)%
Occupancy and other office expenses	49	50	(1)	(2)%
Other depreciation and amortization	15	21	(6)	(29)%
Other operating expenses	170	201	(31)	(15)%

Total expenses	429	479	(50)	(10)%

Loss before income taxes	(224)	(150)	(74)	(49)%
Minority interest in income of consolidated entities, net of income taxes	1	2	(1)	(50)%

Segment loss	$(225)	$(152)	$(73)	(48)%

(1)	n/m—Not meaningful.

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

Fee income on loans closed to be sold is deferred until the loans are sold and are recognized in Gain on mortgage loans, net in accordance with SFAS No. 91.

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

Gain on Mortgage Loans, Net

Our IRLCs and loan-related derivatives are initially recorded at zero value at inception with changes in fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of our MLHS are recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133. (See Note 8, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.)

The components of Gain on mortgage loans, net were as follows:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

(Loss) gain on loans sold	$(171)	$4	$(175)	n/m (1)
Initial value of capitalized servicing	433	410	23	6%
Recognition of deferred fees and costs, net	(168)	(216)	48	22%

Gain on mortgage loans, net	$94	$198	$(104)	(53)%

(1)	n/m—Not meaningful.

Gain on mortgage loans, net decreased by $104 million (53%) from 2006 to 2007 due to a $175 million unfavorable change in (loss) gain on loans sold that was partially offset by a $48 million decrease in the recognition of deferred fees and costs and a $23 million increase in the initial value of capitalized servicing. The decrease in Gain on mortgage loans, net during 2007 compared to 2006 was primarily the result of adverse secondary mortgage market conditions.

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

The $48 million decrease in the recognition of deferred fees and costs was primarily due to lower deferred costs as a result of a lower volume of loans closed to be sold and the impact of cost-reduction initiatives. The $23 million increase in the initial value of capitalized servicing was caused by an increase of 13 bps in the initial capitalized servicing rate during 2007 compared to 2006 that was partially offset by a decrease in the volume of loans sold. The increase in the initial capitalized servicing rate from 2006 to 2007 was primarily related to the capitalization of a higher blend of fixed-rate loans compared to adjustable-rate loans, as fixed-rate loans have a higher initial servicing value than adjustable-rate loans.

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

Salaries and Related Expenses

Salaries and related expenses allocable to the Mortgage Production segment consist of commissions paid to employees involved in the loan origination process, as well as compensation, payroll taxes and benefits paid to employees in our mortgage production operations and allocations for overhead. Salaries and related expenses allocable to the Mortgage Production segment are reflected net of loan origination costs deferred under SFAS No. 91. Salaries and related expenses decreased by $12 million (6%) during 2007 compared to 2006 as employee attrition, a reduction in incentive bonus expense and the realized benefit of cost-reduction initiatives caused a $55 million decline that was partially offset by a $43 million decrease in deferred expenses under SFAS No. 91. The decrease in deferred expenses under SFAS No. 91 during 2007 was primarily due to a lower volume of loans closed to be sold and the impact of cost-reduction initiatives.

Other Operating Expenses

Other operating expenses allocable to the Mortgage Production segment consist of production-related direct expenses, appraisal expense and allocations for overhead. Other operating expenses are reflected net of loan origination costs deferred under SFAS No. 91. Other operating expenses decreased by $31 million (15%) during 2007 compared to 2006 primarily due to a decrease in allocations for corporate overhead, the decrease in total closings and the impact of cost-reduction initiatives. Allocations for corporate overhead during 2006 included a $6 million loss on the extinguishment of debt, as well as higher professional services fees related to the completion of our 2005 Form 10-K and related matters.

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

The following tables present a summary of our financial results and a key related driver for the Mortgage Servicing segment, and are followed by a discussion of each of the key components of Net revenues and Total expenses:

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Average loan servicing portfolio	$163,107	$159,269	$3,838	2%

	Year Ended December 31,
	2007	2006	Change	% Change
	(In millions)

Mortgage interest income	$182	$181	$1	1%
Mortgage interest expense	(85)	(86)	1	1%

Mortgage net finance income	97	95	2	2%

Loan servicing income	489	515	(26)	(5)%

Change in fair value of mortgage servicing rights	(509)	(334)	(175)	(52)%
Net derivative gain (loss) related to mortgage servicing rights	96	(145)	241	n/m(1)

Valuation adjustments related to mortgage servicing rights	(413)	(479)	66	14%

Net loan servicing income	76	36	40	111%

Other income	3	—	3	n/m(1)

Net revenues	176	131	45	34%

Salaries and related expenses	29	32	(3)	(9)%
Occupancy and other office expenses	10	10	—	—
Other depreciation and amortization	2	2	—	—
Other operating expenses	60	43	17	40%

Total expenses	101	87	14	16%

Segment profit	$75	$44	$31	70%

(1)	n/m—Not meaningful

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

Net Derivative Gain (Loss) Related to Mortgage Servicing Rights:  From time-to-time, we use a combination of derivatives to protect against potential adverse changes in the value of our MSRs resulting from a decline in interest rates. See Note 8, “Derivatives and Risk Management Activities” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K. The amount and composition of derivatives used will depend on the exposure to loss of value on our MSRs, the expected cost of the derivatives, our expected liquidity needs and the increased earnings generated by origination of new loans resulting from the decline in interest rates (the natural business hedge). During periods of increased interest rate volatility, we anticipate increased costs associated with derivatives related to MSRs that are available in the market. The natural business hedge provides a benefit when increased borrower refinancing activity results in higher production volumes which would partially offset declines in the value of our MSRs, thereby reducing the need to use derivatives. The benefit of the natural business hedge depends on the decline in interest rates required to create an incentive for borrowers to refinance their mortgage loans and lower their interest rates; however, the benefit of the natural business hedge may not be realized in certain environments regardless of the change in interest rates. Increased reliance on the natural business hedge could result in greater volatility in the results of our Mortgage Servicing segment. (See “Item 1A. Risk Factors—Risks Related to our Business—Certain hedging strategies that we use to manage interest rate risk associated with our MSRs and other mortgage-related assets and commitments may not be effective in mitigating those risks.” in this Form 10-K for more information.)

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

The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the second half of 2008 and through the filing date of this Form 10-K despite a series of high profile interventions on the part of the federal government. Dramatic declines in the housing market, adverse developments in the secondary mortgage market and volatility in asset-backed securities markets, including Canadian asset-backed securities markets, have negatively impacted the availability of funding and have limited our access to one or more of the funding sources used to fund MLHS and Net investment in fleet leases. In addition, we expect that the costs associated with our borrowings, including relative spreads and conduit fees, will be adversely impacted in 2009 compared to such costs prior to the disruption in the credit markets. (See “— Debt Maturities” below for more information regarding the contractual maturity dates for our borrowing arrangements.) Our inability to renew such financing arrangements would eliminate a significant source of liquidity for our operations and there can be no assurance that we would be able to find replacement financing on terms acceptable to us, if at all. We continue to evaluate alternative funding strategies.

In order to provide adequate liquidity throughout a broad array of operating environments, our funding plan relies upon multiple sources of liquidity and considers our projected cash needs to fund mortgage loan originations, purchase vehicles for lease, hedge our MSRs and meet various other obligations. We maintain liquidity at the parent company level through access to the unsecured debt markets and through unsecured committed bank facilities. Unsecured debt markets include commercial paper issued by the parent company which we fully support with committed bank facilities; however, there has been limited funding available in the commercial paper market since January 2008. These various unsecured sources of funds are utilized to provide for a portion of the operating needs of our mortgage and fleet management businesses. In addition, secured borrowings, including asset-backed debt, asset sales and securitization of assets, are utilized to fund both vehicles under management and mortgages held for resale.

Given our expectation for business volumes, we believe that our sources of liquidity are adequate to fund our operations for the next 12 months. We expect aggregate capital expenditures for 2009 to be between $13 million and $20 million.

Cash Flows

At December 31, 2008, we had $109 million of Cash and cash equivalents, a decrease of $40 million from $149 million at December 31, 2007. The following table summarizes the changes in Cash and cash equivalents during the years ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007	Change
	(In millions)

Cash provided by (used in):
Operating activities	$1,893	$2,663	$(770)
Investing activities	(1,408)	(1,206)	(202)
Financing activities	(553)	(1,432)	879
Effect of changes in exchange rates on Cash and cash equivalents	28	1	27

Net (decrease) increase in Cash and cash equivalents	$(40)	$26	$(66)

Operating Activities

During 2008, we generated $770 million less cash from our operating activities than during 2007 primarily due to a $651 million decrease in net cash inflows related to the origination and sale of mortgage loans. Cash flows related to the origination and sale of mortgage loans may fluctuate significantly from period to period due to the timing of the underlying transactions.

Investing Activities

During 2008, we used $202 million more cash in our investing activities than during 2007. The increase in cash used in investing activities was primarily attributable to a $262 million decrease in net settlement proceeds from derivatives related to MSRs and a $56 million decrease in the partial receipt of proceeds from the sale of MSRs during 2007, partially offset by a $123 million decrease in cash paid for the purchase of derivatives related to MSRs and a $41 million decrease in net cash outflows related to the acquisition and sale of vehicles. We made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, and had no open derivatives related to MSRs as of December 31, 2008. Cash flows related to the acquisition and sale of vehicles fluctuate significantly from period to period due to the timing of the underlying transactions. (See “— Results of Operations—2008 vs. 2007—Segment Results—Mortgage Servicing Segment—Loan Servicing Income” for additional discussion regarding the sale of MSRs during 2007.)

Financing Activities

During 2008, we used $879 million less cash in our financing activities than during 2007 primarily due to an $859 million lower net decrease in short-term borrowings and $24 million of proceeds from the Sold Warrants (as defined and further discussed in “— Liquidity and Capital Resources—Indebtedness”) partially offset by an $88 million decrease in principal payments on borrowings, net of proceeds, $51 million in cash paid for the Purchased Options (as defined and further discussed in “— Liquidity and Capital Resources—Indebtedness”) and an increase of $37 million in cash paid for debt issuance costs.

The fluctuations in the components of Cash used in financing activities during 2008 in comparison to 2007 was primarily due to a decline in the funding requirements for assets under management programs and a shift in the source of our borrowings from the commercial paper market to our other debt arrangements as a result of our limited access to the commercial paper markets during 2008. Proceeds from and payments on commercial paper are reported in Net decrease in short-term borrowings in the accompanying Consolidated Statements of Cash Flows, whereas proceeds from and payments on our other debt arrangements are reported on a gross basis within Proceeds from borrowings and Principal payments on borrowings in the accompanying Consolidated Statements of Cash Flows. See “— Liquidity and Capital Resources—Indebtedness” below for further discussion regarding our borrowing arrangements.

Secondary Mortgage Market

We rely on the secondary mortgage market for a substantial amount of liquidity to support our mortgage operations. Nearly all mortgage loans that we originate are sold in the secondary mortgage market, primarily in the form of MBS, asset-backed securities and whole-loan transactions. A large component of the MBS we sell is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (collectively, “Agency MBS”). Historically, we have also issued non-agency (or non-conforming) MBS and asset-backed securities; however, the secondary market liquidity for such products has been severely limited since the second quarter of 2007. We publicly issue both non-conforming MBS and asset-backed securities that are registered with the SEC, and we also issue private non-conforming MBS and asset-backed securities. Generally, these types of securities have their own credit ratings and require some form of credit enhancement, such as over-collateralization, senior-subordinated structures, PMI, and/or private surety guarantees.

The Agency MBS, whole-loan and non-conforming markets for mortgage loans have historically provided substantial liquidity for our mortgage loan production operations. Because certain of these markets have become less liquid since the second quarter of 2007, including those for jumbo, Alt-A, and other non-conforming loan products, we have modified the types of loans that we have originated and expect to continue to modify the types of mortgage loans that we originate in accordance with secondary market liquidity. We focus our business process on consistently producing quality mortgages that meet investor requirements to continue to access these markets. Approximately 96% of our loans closed to be sold originated during 2008 were conforming.

See “— Overview—Mortgage Production and Mortgage Servicing Segments—Mortgage Industry Trends” and “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the secondary mortgage market could have a material adverse effect on our business, financial position, results of operations or cash flows.” included in this Form 10-K for more information regarding the secondary mortgage market.

Indebtedness

We utilize both secured and unsecured debt as key components of our financing strategy. Our primary financing needs arise from our assets under management programs which are summarized in the table below:

	December 31,
	2008	2007
	(In millions)

Restricted cash	$614	$579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,006	—
Net investment in fleet leases	4,204	4,224
Mortgage servicing rights	1,282	1,502
Investment securities	37	34

Assets under management programs	$7,143	$7,903

The following table summarizes the components of our indebtedness as of December 31, 2008:

	December 31, 2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(14)	Rate(2)		Date	Receivable	Cash	Sale	Leases(3)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009
Other	5	5			3/2010- 5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6%	(4)		$22	$320	$—	$3,692

RBS Repurchase Facility(5)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(6)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(7)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(8)	115	225	1.7%		5/28/2009	—	25	128	—
Other	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

Term Notes(9)	441	441	6.5%- 7.9%	(10)	4/2010- 4/2018	—	—	—	—
Credit Facilities(11)	1,035	1,303	1.3%	(12)	1/6/2011	—	—	—	—
Convertible Notes(13)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

(1)	Assets held as collateral are not available to pay our general obligations.

(2)	Represents the variable interest rate as of December 31, 2008, with the exception of total vehicle management asset-backed debt, term notes and the Convertible Notes.

(3)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and we act as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(4)	Represents the weighted-average interest rate of our vehicle management asset-backed debt arrangements for the year ended December 31, 2008.

(5)	We maintain a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.

(6)	On February 28, 2008, we entered into a 364-day $500 million variable-rate committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). We repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009, and did not replace it with another facility because we believe that we have adequate capacity available under our other mortgage warehouse asset-backed debt arrangements.

(7)	The balance and capacity represents amounts outstanding under our variable-rate uncommitted mortgage repurchase facilities approximating $1.5 billion as of December 31, 2008 with Fannie Mae (the “Fannie Mae Repurchase Facilities”).

(8)	The Mortgage Venture maintains a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of December 31, 2008 represents variable-funding notes outstanding under the facility. See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.

(9)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the year ended December 31, 2008, MTNs with a carrying value of $200 million were repaid upon maturity.

(10)	Represents the range of stated interest rates of the MTNs outstanding as of December 31, 2008. The effective rate of interest of our outstanding MTNs was 7.2% as of December 31, 2008.

(11)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(12)	Represents the interest rate on the Amended Credit Facility as of December 31, 2008 excluding per annum utilization and facility fees. The outstanding balance as of December 31, 2008 also includes $78 million outstanding under another variable-rate credit facility that bore interest at 2.8%. See “Unsecured Debt—Credit Facilities” below for additional information.

(13)	On April 2, 2008, we completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the Convertible Notes was 12.4% as of December 31, 2008. See “Unsecured Debt—Convertible Notes” below for additional information.

(14)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by our wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by our Fleet Management Services segment’s leasing operations. During 2008, the agreements governing the Series 2006-1 notes and the Series 2006-2 notes were amended to extend the Scheduled Expiry Date of both series of notes to February 26, 2009, reduce the capacity of the Series 2006-1 notes from $2.9 billion to $2.5 billion, and increase the commitment and program fee rates and modify certain other covenants and terms of both series of notes. The capacity of the Series 2006-2 notes, of $1.0 billion, was not impacted by the amendments executed during 2008. (See “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our cost of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.”)

On February 27, 2009, we amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for our Fleet Management Services segment. The amendment also includes a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 we elected to allow the Series 2006-2 notes to amortize in accordance with their terms. During the amortization period we will be unable to borrow additional amounts under the Series 2006-2 notes, and monthly repayments will be made on the notes through the earlier of 125 months following February 26, 2009 or when the notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). During the Amortization Period, monthly payments would be required to be made based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes. We intend to continue our negotiations with existing Chesapeake lenders to renew all or a portion of the Series 2006-1 and 2006-2 notes on terms acceptable to us, and we are also evaluating alternative sources of potential funding; however, there can be no assurance that we will renew all or a portion of the Series 2006-1 and Series 2006-2 notes on terms acceptable to us, if at all, or that we will be able to obtain alternative sources of funding.

As of December 31, 2008, 88% of our fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of December 31, 2008 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of December 31, 2008, the Chesapeake Lease Portfolio consisted of 24% and 76% fixed-rate and variable-rate leases, respectively. As of December 31, 2008, the top 25 client lessees represented approximately 48% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

The availability of this asset-backed debt could suffer in the event of: (i) the deterioration of the assets underlying the asset-backed debt arrangement; (ii) increased costs associated with accessing or our inability to access the asset-backed debt market to refinance maturing debt; (iii) termination of our role as servicer of the underlying lease assets in the event that we default in the performance of our servicing obligations or we declare bankruptcy or become insolvent or (iv) our failure to maintain a sufficient level of eligible assets or credit enhancements, including collateral intended to provide for any differential between variable-rate lease revenues and the underlying variable-rate debt costs. (See “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” for more information.)

Mortgage Warehouse Asset-Backed Debt

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

We maintained a $275 million committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative agent that was funded by a multi-seller conduit. During 2008, we determined that we no longer needed to maintain the Mortgage Repurchase Facility. The parties agreed to terminate the facility on October 27, 2008, and we repaid all outstanding obligations as of October 27, 2008. We did not replace it with another facility because we believe that we have adequate capacity available under our other mortgage warehouse asset-backed debt arrangements.

On June 30, 2008, we amended the Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364-day renewal, subject to agreement by the parties, and increased the annual liquidity and program fees.

The Mortgage Venture also maintained a secured line of credit agreement with Barclays Bank PLC and Bank of Montreal (the “Mortgage Venture Secured Line of Credit”) that was used to finance mortgage loans originated by the Mortgage Venture. On October 3, 2008, the Mortgage Venture Secured Line of Credit was amended, which reduced our availability from $150 million to $75 million, subject to a combined capacity with the Mortgage Venture Repurchase Facility of $350 million, and extended the expiration date from October 3, 2008 to December 15, 2008.

On December 15, 2008, the parties agreed to terminate the Mortgage Venture Secured Line of Credit, and we repaid all outstanding obligations as of December 15, 2008. In addition, on December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things: (i) immediately reduce the total committed capacity of the Mortgage Venture Repurchase Facility from $350 million to $225 million, and through a series of additional commitment reductions during the first quarter of 2009, reduce the total committed capacity to $125 million by March 31, 2009; (ii) permit up to $75 million of certain subordinated indebtedness to be incurred by the Mortgage Venture; and (iii) amend certain other covenants and terms. In December 2008, we entered into an unsecured subordinated intercompany line of credit with the Mortgage Venture in order to increase the Mortgage Venture’s borrowing capacity to fund MLHS and to support certain covenants. We do not believe that either the termination of the Mortgage Venture Secured Line of Credit or the reduction in the committed capacity of the Mortgage Venture Repurchase Facility will have a material impact on the liquidity of the Mortgage Venture because of the Mortgage Venture’s ability to incur subordinated indebtedness of up to $75 million and to originate a greater amount of loans on a brokered basis.

The availability of the mortgage warehouse asset-backed debt could suffer in the event of: (i) the continued deterioration in the performance of the mortgage loans underlying the asset-backed debt arrangement; (ii) our failure to maintain sufficient levels of eligible assets or credit enhancements; (iii) our inability to access the asset-backed debt market to refinance maturing debt; (iv) our inability to access the secondary market for mortgage loans or (v) termination of our role as servicer of the underlying mortgage assets in the event that (a) we default in the performance of our servicing obligations or (b) we declare bankruptcy or become insolvent. (See “Item 1A. Risk Factors—Risks Related to our Business—Adverse developments in the asset-backed securities market have negatively affected the availability of funding and our costs of funds, which could have a material and adverse effect on our business, financial position, results of operations or cash flows.” in this Form 10-K for more information.)

Unsecured Debt

Historically, the public debt markets have been an important source of financing for us, due to their efficiency and low cost relative to certain other sources of financing. The credit markets have experienced extreme volatility and disruption over the past year, which intensified during the third quarter of 2008 and through the filing date of this Form 10-K. This volatility has resulted in a significant tightening of credit, including with respect to unsecured debt. Prior to the disruption in the credit market, we typically accessed these markets by issuing unsecured commercial paper and medium-term notes. There has been limited funding available in the commercial paper market since January 2008. As a result, during 2008, we also accessed the institutional debt market through the issuance of the Convertible Notes. As of December 31, 2008, we had a total of approximately $649 million in unsecured public and institutional debt outstanding. Our credit ratings as of February 26, 2009 were as follows:

Moody’s
	Investors	Standard	Fitch
	Service	& Poor’s	Ratings

Senior debt	Ba1	BB+	BB+
Short-term debt	NP	B	B

As of February 26, 2009, the ratings outlook on our unsecured debt provided by Moody’s Investors Service was Ratings Under Review for Possible Downgrade, the outlook provided by Standard & Poor’s was Negative and the outlook provided by Fitch Ratings was Negative. There can be no assurance that the ratings and ratings outlooks on our senior unsecured long-term debt and other debt will remain at these levels.

A security rating is not a recommendation to buy, sell or hold securities, may not reflect all of the risks associated with an investment in our debt securities and is subject to revision or withdrawal by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Moody’s Investors Service’s rating of our senior unsecured long-term debt was lowered to Ba1 on December 8, 2008. In addition, Standard and Poor’s rating of our senior unsecured long-term debt was lowered to BB+ on February 11, 2009, and Fitch Ratings’ rating of our senior unsecured long-term debt was also lowered to BB+ on February 26, 2009. As a result of our senior unsecured long-term debt no longer being investment grade, our access to the public debt markets may be severely limited. We may be required to rely upon alternative sources of financing, such as bank lines and private debt placements and pledge otherwise unencumbered assets. There can be no assurance that we will be able to find such alternative financing on terms acceptable to us, if at all. Furthermore, we may be unable to retain all of our existing bank credit commitments beyond the then-existing maturity dates. As a consequence, our cost of financing could rise significantly, thereby negatively impacting our ability to finance some of our capital-intensive activities, such as our ongoing investment in MSRs and other retained interests.

Commercial Paper

Our policy is to maintain available capacity under our committed unsecured credit facilities to fully support our outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. We did not have any unsecured commercial paper obligations outstanding as of December 31, 2008. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

Pricing under the Amended Credit Facility is based upon our senior unsecured long-term debt ratings. If the ratings on our senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of December 31, 2008, borrowings under the Amended Credit Facility bore interest at a margin of 47.5 bps over a benchmark index of either LIBOR or the federal funds rate (the “Benchmark Rate”). The Amended Credit Facility also requires us to pay utilization fees if our usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2008, the per annum utilization and facility fees was 12.5 bps.

On December 8, 2008, Moody’s Investors Service downgraded its rating of our senior unsecured long-term debt from Baa3 to Ba1. In addition, on February 11, 2009, Standard & Poor’s downgraded its rating of our senior unsecured long-term debt from BBB- to BB+. As a result, borrowings under the Amended Credit Facility after the downgrade bear interest at the Benchmark Rate plus a margin of 70 bps. In addition, the facility fee under the Amended Credit Facility increased to 17.5 bps, while the utilization fee remained 12.5 bps.

Convertible Notes

The Convertible Notes are senior unsecured obligations which rank equally with all of our existing and future senior debt and are senior to all of our subordinated debt. The Convertible Notes are governed by an indenture (the “Convertible Notes Indenture”), dated April 2, 2008, between us and The Bank of New York, as trustee. Pursuant to Rule 144A of the Securities Act we are not required to file a registration statement with the SEC for the resales of the Convertible Notes.

In connection with the issuance of the Convertible Notes, we entered into the Purchased Options and the Sold Warrants. The Sold Warrants and Purchased Options are intended to reduce the potential dilution to our Common stock upon potential future conversion of the Convertible Notes and generally have the effect of increasing the conversion price of the Convertible Notes from $20.50 (based on the initial conversion rate of 48.7805 shares of our Common stock per $1,000 principal amount of the Convertible Notes) to $27.20 per share, representing a 60% premium based on the closing price of our Common stock on March 27, 2008.

The NYSE regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. As a result of this limitation, we determined that at the time of issuance of the Convertible Notes the Conversion Option and the Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative asset, respectively, under SFAS No. 133 with the offsetting changes in their fair value recognized in Mortgage interest expense, thus having no net impact on the accompanying Consolidated Statements of Operations. We determined the Sold Warrants were indexed to our own stock and met all the criteria for equity classification. The Sold Warrants were recorded within Additional paid-in capital in the accompanying Consolidated Financial Statements and have no impact on our accompanying Consolidated Statements of Operations. On June 11, 2008, our stockholders approved the issuance of Common stock by us to satisfy the rules of the NYSE. As a result of this approval, we determined the Conversion Option and Purchased Options were indexed to our own stock and met all the criteria for equity classification. As such, the Conversion Option (derivative liability) and Purchased Options (derivative asset) were adjusted to their respective fair values of $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the accompanying Consolidated Financial Statements, net of unamortized issuance costs and related income taxes.

See Note 12, “Debt and Borrowing Arrangements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the terms of our Convertible Notes.

Debt Maturities

The following table provides the contractual maturities of our indebtedness at December 31, 2008 except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Date):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,280	$12	$1,292
Between one and two years	1,425	5	1,430
Between two and three years	745	1,035	1,780
Between three and four years	435	208	643
Between four and five years	167	427	594
Thereafter	16	9	25

	$4,068	$1,696	$5,764

As of December 31, 2008, available funding under our asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$3,505	$3,376	$129
Mortgage warehouse	2,381	692	1,689
Unsecured Committed Credit Facilities (3)	1,303	1,043	260

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Scheduled Expiry Date of the Series 2006-1 notes was extended from February 26, 2009 to March 27, 2009 and the capacity was reduced from $2.5 billion to $2.3 billion. In addition, the Amortization Period of the Series 2006-2 notes, with a capacity of $1.0 billion, began, during which we will be unable to borrow additional amounts under these notes.

(3)	Utilized capacity includes $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of our debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The Mortgage Venture Repurchase Facility also requires that the Mortgage Venture maintains consolidated tangible net worth greater than $50 million at any time. The MTN Indenture requires that we maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts us from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires us to maintain at least $3.0 billion in committed mortgage repurchase or warehouse facilities, including the RBS Repurchase Facility, and the uncommitted Fannie Mae Repurchase Facilities. At December 31, 2008, we were in compliance with all of our financial covenants related to our debt arrangements.

The Convertible Notes Indenture does not contain any financial ratios, but does require that we make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Form 10-K, we are in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

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

Restrictions on Paying Dividends

Many of our subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of our asset-backed debt arrangements and to regulatory restrictions applicable to the equity of our insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.1 billion as of December 31, 2008. These restrictions on net assets of certain subsidiaries, however, do not directly limit our ability to pay dividends from consolidated Retained earnings. Pursuant to the MTN Indenture, we may not pay dividends on our Common stock in the event that our ratio of debt to equity exceeds 6.5:1, after giving effect to the dividend payment. The MTN Indenture also requires that we maintain a debt to tangible equity ratio of not more than 10:1. In addition, the Amended Credit Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility each include various covenants that may restrict our ability to pay dividends on our Common stock, including covenants which require that we maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. Based on our assessment of these requirements as of December 31, 2008, we believe that these restrictions could limit our ability to make dividend payments on our Common stock in the foreseeable future. However, since the Spin-Off, we have not paid any cash dividends on our Common stock nor do we anticipate paying any cash dividends on our Common stock in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Asset-backed debt(1)(2)	$1,280	$1,425	$745	$435	$167	$16	$4,068
Unsecured debt(1)(3)	12	5	1,035	208	427	9	1,696
Operating leases(4)	21	20	20	18	15	84	178
Capital leases(1)	1	1	1	—	—	—	3
Other purchase commitments(5)(6)	70	9	—	—	—	—	79

	$1,384	$1,460	$1,801	$661	$609	$109	$6,024

(1)	The table above excludes future cash payments related to interest expense. Interest payments during the year ended December 31, 2008 totaled $292 million. Interest is calculated on most of our debt obligations based on variable rates referenced to LIBOR or other short-term interest rate indices. A portion of our interest cost related to vehicle management asset-backed debt is charged to lessees pursuant to lease agreements. See “— Overview—Fleet Industry Trends” for information regarding how recent trends have impacted the interest costs charged to lessees.

(2)	Represents the contractual maturities for asset-backed debt arrangements as of December 31, 2008, except for our vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed. See “— Liquidity and Capital Resources—Indebtedness” and Note 12, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(3)	Represents the contractual maturities for unsecured debt arrangements as of December 31, 2008. See “— Liquidity and Capital Resources—Indebtedness” and Note 12, “Debt and Borrowing Arrangements” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(4)	Includes operating leases for our Mortgage Production and Servicing segments in Mt. Laurel, New Jersey; Jacksonville, Florida and other smaller regional locations throughout the U.S. Also includes leases for our Fleet Management Services segment for its headquarters office in Sparks, Maryland, office space and marketing centers in five locations in Canada and five smaller regional locations throughout the U.S. See Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(5)	Includes various commitments to purchase goods or services from specific suppliers made by us in the ordinary course of our business, including those related to capital expenditures. See Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

(6)	Excludes our liability for unrecognized income tax benefits, which totaled $8 million as of December 31, 2008, since we cannot predict with reasonable certainty or reliability of the timing of cash settlements to the respective taxing authorities for these estimated contingencies. See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K for more information regarding our liability for unrecognized income tax benefits.

As of December 31, 2008, we had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.2 billion. Additionally, as of December 31, 2008, we had commitments to fund open home equity lines of credit of $66 million and construction loans to individuals of $8 million.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. We may settle the forward delivery commitments on MBS or whole loans on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. Our $2.1 billion of forward delivery commitments on MBS or whole loans as of December 31, 2008 generally will be settled within 90 days of the individual commitment date.

See Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

In classifying assets and liabilities recorded at fair value on a recurring basis within the valuation hierarchy, we consider the volume and pricing levels of trading activity observed in the market as well as the age and availability of other market-based assumptions. When utilizing bids observed on instruments recorded at fair value, we assess whether the bid is executable given current market conditions relative to other information observed in the market. Assets and liabilities recorded at fair value are classified in Level Two of the valuation hierarchy when current market-based information is observable in an active market. Assets and liabilities recorded at fair value are classified in Level Three of the valuation hierarchy when current, market-based assumptions are not observable in the market or when such information is not indicative of a fair value transaction between market participants.

We determine fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs, and may include valuation techniques such as present value cash flow models, option-pricing models or other conventional valuation methods. We use unobservable inputs when observable inputs are not available. These inputs are based upon our judgments and assumptions, which are our assessment of the assumptions market participants would use in pricing the asset or liability, including assumptions about risk, and are developed based on the best information available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, our creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of our assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our financial statements. (See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a sensitivity analysis based on hypothetical changes in interest rates.)

As of December 31, 2008, 29% of our Total assets were measured at fair value on a recurring basis, and less than 1% of our Total liabilities were measured at fair value on a recurring basis. Approximately 36% of our assets and liabilities measured at fair value were valued using primarily observable inputs and were categorized within Level Two of the valuation hierarchy. Our assets and liabilities categorized within Level Two of the valuation hierarchy are comprised of the majority of our MLHS and derivative assets and liabilities.

Approximately 64%, of our assets and liabilities measured at fair value were valued using significant unobservable inputs and were categorized within Level Three of the valuation hierarchy. Approximately 82% of our assets and liabilities categorized within Level Three of the valuation hierarchy are comprised of our MSRs. See “—Mortgage Servicing Rights” below.

The remainder of our assets and liabilities categorized within Level Three of the valuation hierarchy is comprised of Investment securities, certain MLHS and IRLCs. Our Investment securities are comprised of interests that continue to be held in the sale or securitization of mortgage loans, or retained interests, and are included in Level Three of the valuation hierarchy due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation. Certain MLHS are classified within Level Three due to the lack of observable pricing data. The fair value of our IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of our IRLCs approximates a whole-loan price, which includes the value of the related MSRs. Due to the unobservable inputs used by us and the inactive, illiquid market for IRLCs, our IRLCs are classified within Level Three of the valuation hierarchy.

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

See Note 19, “Fair Value Measurements” in the accompanying Notes to Consolidated Financial Statements for additional information regarding the fair value hierarchy, our assets and liabilities carried at fair value and activity related to our Level Three financial instruments.

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

The fair value of our MSRs is estimated based upon projections of expected future cash flows. We use a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path calculated using a probability weighted option adjusted spread (“OAS”) model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rate in our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of our capitalized servicing portfolio to refinance if interest rates decline and estimated levels of home equity. During 2008, the Company adjusted modeled prepayment speeds to reflect current market conditions, which were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. We validate assumptions used in estimating the fair value of our MSRs against a number of third- party sources, which may include peer surveys, MSR broker surveys and other market-based sources. Key assumptions include prepayment rates, discount rate and volatility. If we experience a 10% adverse change in prepayment rates, discount rate and volatility, the fair value of our MSRs would be reduced by $114 million, $33 million and $13 million, respectively. These sensitivities are hypothetical and discussed for illustrative purposes only. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. Further, this analysis does not assume any impact resulting from management’s intervention to mitigate these variations.

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

MLHS represent mortgage loans originated or purchased by us and held until sold to investors. Prior to the adoption of SFAS No. 159, MLHS were recorded in our accompanying Consolidated Balance Sheet at LOCOM, which was computed by the aggregate method, net of deferred loan origination fees and costs. The fair value of

MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As of December 31, 2008, we classified Scratch and Dent, second-lien, certain non-conforming and construction loans within Level Three of the valuation hierarchy due to the relative illiquidity observed in the market and lack of trading activity between willing market participants. The valuation of our MLHS classified within Level Three of the valuation hierarchy is based upon either the collateral value or expected cash flows of the underlying loans using assumptions that reflect the current market conditions. When determining the value of these Level Three assets, we considered our own loss experience related to these assets, as well as discount factors that we observed when the market for these assets was active, which included increasing historical loss severities as well as lowering expectations for home sale prices.

Subsequent to the adoption of SFAS No. 159, loan origination fees are recorded when earned, the related direct loan origination costs are recognized when incurred and interest receivable on MLHS is included as a component of the fair value of Mortgage loans held for sale in the accompanying Consolidated Balance Sheet. Unrealized gains and losses on MLHS are included in Gain on mortgage loans, net in the accompanying Consolidated Statements of Operations. Interest income, which is accrued as earned, is included in Mortgage interest income in the accompanying Consolidated Statements of Operations, which is consistent with the classification of these items prior to the adoption of SFAS No. 159. Our policy for placing loans on non-accrual status is consistent with our policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectibility of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when principal and interest become current and it is probable the amounts are fully collectible.

Investment Securities

Upon adoption of SFAS No. 159, we elected to measure our Investment securities, or retained interests in the sale or securitization of mortgage loans, existing at the date of adoption at fair value. We also made an automatic election to record future retained interests in sales or securitizations at fair value. Prior to the adoption of SFAS No. 159, our Investment securities were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The recognition of unrealized gains and losses in earnings related to our investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with our accounting policy prior to the adoption of SFAS No. 159. Subsequent to the adoption of SFAS No. 159, the fair value of our Investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. The fair value election for Investment securities enables us to consistently record gains and losses on all investments through the accompanying Consolidated Statement of Operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess the carrying value of our Goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. We assess Goodwill for such impairment by comparing the carrying value of our reporting units to their fair value. Our reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. When determining the fair value of our reporting units, we may apply an income approach, using discounted cash flows, or a combination of an income approach and a market approach, wherein comparative market multiples are used.

Due to deteriorating market conditions, we assessed the carrying value of our Goodwill for each of our reporting units as of September 30, 2008 and determined that there was an indication of impairment of Goodwill associated with our PHH Home Loans reporting unit. We performed a valuation of the PHH Home Loans reporting unit as of September 30, 2008 utilizing a discounted cash flow approach with our most recent short-term projections and long-term outlook for our business and the industry. This valuation, and the related allocation of fair value to the assets and liabilities of the reporting unit, indicated that the entire amount of Goodwill related to the PHH Home Loans reporting unit was impaired and we recorded a non-cash charge for Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, during 2008. Minority interest in loss of consolidated entities, net of income taxes for 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment.

Due to the decline in our market capitalization and continued distressed financial market conditions during the fourth quarter of 2008, we assessed the carrying value of Goodwill for our Fleet Management Services reporting unit as of December 31, 2008. We estimated the fair value of the Fleet Management Services reporting unit using a combination of an income approach and a market approach. We updated the key assumptions utilized in the fair value estimate, including projected financial results for the reporting unit, discount rate and comparative market multiples. Additionally, we considered the reasonableness of the estimated fair value of the Fleet Management Services reporting unit relative to our total market capitalization. We determined that there was no indication of impairment of the Fleet Management Services reporting unit’s Goodwill as of December 31, 2008.

The carrying value of our Goodwill was $25 million as of December 31, 2008. See Note 4, “Goodwill and Other Intangible Assets” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. As of December 31, 2008 and 2007, we had net deferred income tax liabilities of $579 million and $697 million, respectively, primarily resulting from the temporary differences created from originated MSRs and depreciation and amortization (primarily related to accelerated Depreciation on operating leases for tax purposes), which are expected to reverse in future periods creating taxable income. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. We assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and income tax planning strategies, including the reversal of deferred income tax liabilities.

SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered as significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets. However, pre-tax income or loss under GAAP does not closely correlate with taxable income or loss as a result of the tax regulations associated with certain income and expenses of our mortgage and fleet operations. Based on projections of taxable income and prudent tax planning strategies available at our discretion, we determined that it is more-likely-than-not that certain deferred tax assets would be realized. For those deferred tax assets that we determined it is more likely than not that they will not be realized, a valuation allowance was established.

Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a charge or credit to income tax expense. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period. As of December 31, 2008 and 2007, we had valuation allowances of $77 million and $69 million, respectively, which primarily represent state net operating loss carryforwards that we believe will more likely than not go unutilized. As of December 31, 2008 and 2007, we had no valuation allowances for deferred tax assets generated from federal net operating losses.

We adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. We must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. We are required to record a liability for unrecognized income tax benefits for the amount of the benefit included in our previously filed income tax returns and in our financial results expected to be included in income tax returns to be filed for periods through the date of our accompanying Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority.

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

To the extent we prevail in matters for which income tax contingency liabilities have been established or are required to pay amounts in excess of our income tax contingency liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable income tax settlement would require the use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our income tax contingency liabilities. An income tax settlement for an amount lower than our income tax contingency liabilities would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective income tax rate. Liabilities for income tax contingencies, including accrued interest and penalties, were $8 million and $22 million as of December 31, 2008 and 2007, respectively, and are reflected in Other liabilities in the accompanying Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

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

Interest Rate Risk

Mortgage Servicing Rights

Our MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors which influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, we use a combination of derivative instruments to offset potential adverse changes in the fair value of our MSRs that could affect reported earnings. During 2008, we assessed the composition of our capitalized mortgage servicing portfolio and its relative sensitivity to refinance if interest rates decline, the costs of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, we made the decision to close out substantially all of our derivatives related to MSRs during the third quarter of 2008, which resulted in volatility in the results of operations for our Mortgage Servicing segment during the fourth quarter of 2008. As of December 31, 2008, there were no open derivatives related to MSRs. Our decisions regarding levels, if any, of our derivatives related to MSRs could result in continued volatility in the results of operations for our Mortgage Servicing segment during 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for an analysis of the impact of a 10% change in key assumptions on the valuation of our MSRs.

Other Mortgage-Related Assets

Our other mortgage-related assets are subject to interest rate and price risk created by (i) our IRLCs and (ii) loans held in inventory awaiting sale into the secondary market (which are presented as Mortgage loans held for sale in the accompanying Consolidated Balance Sheets). We use forward delivery commitments on MBS or whole loans to economically hedge our commitments to fund mortgages and MLHS. These forward delivery commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to us.

Indebtedness

The debt used to finance much of our operations is also exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create a desired mix of fixed- and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps and interest rate caps.

Increases in conduit fees and the relative spreads of ABCP to broader market indices are components of Fleet interest expense which are currently not fully recovered through billings to the clients of our Fleet Management Services segment. As a result, these costs have adversely impacted, and we expect that they will continue to adversely impact, the results of operations for our Fleet Management Services segment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Fleet Management Services Segment—Fleet Industry Trends” for further discussion regarding the cost of funds associated with our vehicle management asset-backed debt.

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

We provide representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of loans sold by us represents the maximum potential exposure to representation and warranty provisions; however, we cannot estimate our maximum exposure because we do not service all of the loans for which we have provided a representation and warranty.

We had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. We are no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $407 million as of

December 31, 2008, 3.03% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with recourse by us and those for which a breach of representation or warranty provision was identified subsequent to sale was $302 million as of December 31, 2008, 10.44% of which were at least 90 days delinquent (calculated based on the unpaid principal balance of the loans).

As of December 31, 2008, we had a liability of $33 million, included in Other liabilities in the accompanying Consolidated Balance Sheet, for probable losses related to our recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by us on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2008, mortgage loans in foreclosure were $89 million, net of an allowance for probable losses of $24 million, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Real Estate Owned

Real estate owned (“REO”), which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2008, real estate owned were $30 million, net of a $25 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the accompanying Consolidated Balance Sheet.

Mortgage Reinsurance

Through our wholly owned mortgage reinsurance subsidiary, Atrium, we have entered into contracts with four PMI companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active and two inactive contracts. Through these contracts, we are exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average remaining reinsurance period was 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. We indemnify the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, we are contractually entitled to a portion of the insurance premium from the primary mortgage insurers. We are required to hold securities in trust related to this potential obligation, which were $261 million and were included in Restricted cash in the accompanying Consolidated Balance Sheet as of December 31, 2008. As of December 31, 2008, a liability of $83 million was included in Other liabilities in the accompanying Consolidated Balance Sheet for estimated losses associated with our mortgage reinsurance activities, which was determined on an undiscounted basis. During 2008, we recorded expense associated with the liability for estimated losses of $51 million within Loan servicing income in the accompanying Consolidated Statement of Operations.

The following table summarizes certain information regarding mortgage loans that are subject to reinsurance by year of origination:

	Year of Origination
	2003
	and
	Prior	2004	2005	2006	2007	2008	Total
	(Dollars in millions)

Unpaid principal balance(1)	$2,767	$1,395	$1,357	$1,220	$2,163	$3,008	$11,910
Unpaid principal balance as a percentage of original unpaid principal balance(1)	9%	38%	60%	77%	92%	97%	N/A
Maximum potential exposure to reinsurance losses(1)	$380	$105	$66	$41	$57	$64	$713
Average FICO score(2)	699	695	697	695	703	725	705
Delinquencies(2)(3)	4.27%	4.57%	5.46%	5.16%	3.23%	0.83%	3.55%
Foreclosures/REO/ bankruptcies(2)	2.23%	3.23%	4.48%	4.93%	2.05%	0.09%	2.37%

(1)	As of December 31, 2008.

(2)	Calculated based on September 30, 2008 data.

(3)	Represents delinquent mortgage loans that are 60 days or more outstanding as a percentage of the total unpaid principal balance.

The projections that are used in the development of our liability for mortgage reinsurance assume that we will incur losses related to reinsured mortgage loans originated from 2004 through 2008. Based on these projections, we expect that the cumulative losses for the 2006 and 2007 origination years may reach their maximum potential exposure for each respective year.

See Note 15, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements included in this Form 10-K.

Commercial Credit Risk

We are exposed to commercial credit risk for our clients under the lease and service agreements for PHH Arval. We manage such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2008. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three fiscal years. There can be no assurance that we will manage or mitigate our commercial credit risk effectively.

Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. We manage such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. We attempt to mitigate counterparty credit risk associated with our derivative contracts by monitoring the amount for which we are at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties. However, there can be no assurance that we will manage or mitigate our counterparty credit risk effectively.

As of December 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to our diverse client base. With the exception of the financing provided to customers of our mortgage business, we do not normally require collateral or other security to support credit sales.

During the year ended December 31, 2008, approximately 36% of our mortgage loan originations were derived from our relationship with Realogy and its affiliates, and Merrill Lynch and Charles Schwab Bank accounted for approximately 21% and 16%, respectively, of our mortgage loan originations. The insolvency or inability for Realogy, Merrill Lynch or Charles Schwab Bank to perform their obligations under their respective agreements with us could have a negative impact on our Mortgage Production segment.

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

We utilize a probability weighted OAS model to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, OAS (discount rate) and implied volatility. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs, forward delivery commitments on MBS or whole loans and options, we rely on market sources in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used December 31, 2008 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2008 given hypothetical instantaneous parallel shifts in the yield curve:

	Change in Fair Value
	Down	Down	Down	Up	Up	Up
	100 bps	50 bps	25 bps	25 bps	50 bps	100 bps
	(In millions)

Mortgage assets:
Mortgage loans held for sale	$13	$4	$2	$(3)	$(8)	$(19)
Interest rate lock commitments	18	10	6	(10)	(24)	(66)
Forward loan sale commitments	(31)	(13)	(7)	10	23	55

Total Mortgage loans held for sale, interest rate lock commitments and related derivatives	—	1	1	(3)	(9)	(30)

Mortgage servicing rights	(432)	(215)	(108)	112	224	426
Investment securities	(1)	—	—	—	—	1

Total mortgage assets	(433)	(214)	(107)	109	215	397
Total vehicle assets	19	10	5	(5)	(9)	(18)
Total liabilities	(12)	(6)	(3)	3	6	11

Total, net	$(426)	$(210)	$(105)	$107	$212	$390

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the accompanying consolidated balance sheets of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in Items 8 and 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHH Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Philadelphia, PA
March 2, 2009

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues
Mortgage fees	$208	$127	$129
Fleet management fees	163	164	158

Net fee income	371	291	287

Fleet lease income	1,585	1,598	1,587

Gain on mortgage loans, net	259	94	198

Mortgage interest income	173	351	363
Mortgage interest expense	(171)	(267)	(270)

Mortgage net finance income	2	84	93

Loan servicing income	430	489	515

Change in fair value of mortgage servicing rights	(554)	(509)	(334)
Net derivative (loss) gain related to mortgage servicing rights	(179)	96	(145)

Valuation adjustments related to mortgage servicing rights, net	(733)	(413)	(479)

Net loan servicing (loss) income	(303)	76	36

Other income	142	97	87

Net revenues	2,056	2,240	2,288

Expenses
Salaries and related expenses	440	326	336
Occupancy and other office expenses	74	77	78
Depreciation on operating leases	1,299	1,264	1,228
Fleet interest expense	162	213	195
Other depreciation and amortization	25	29	36
Other operating expenses	438	376	419
Goodwill impairment	61	—	—

Total expenses	2,499	2,285	2,292

Loss before income taxes and minority interest	(443)	(45)	(4)
(Benefit from) provision for income taxes	(165)	(34)	10

Loss before minority interest	(278)	(11)	(14)
Minority interest in (loss) income of consolidated entities, net of income taxes of $3, $(1) and $(1)	(24)	1	2

Net loss	$(254)	$(12)	$(16)

Basic and diluted loss per share	$(4.68)	$(0.23)	$(0.29)

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$109	$149
Restricted cash	614	579
Mortgage loans held for sale, net	—	1,564
Mortgage loans held for sale (at fair value)	1,006	—
Accounts receivable, net of allowance for doubtful accounts of $6 and $6	468	686
Net investment in fleet leases	4,204	4,224
Mortgage servicing rights	1,282	1,502
Investment securities	37	34
Property, plant and equipment, net	63	61
Goodwill	25	86
Other assets	465	472

Total assets	$8,273	$9,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$451	$533
Debt	5,764	6,279
Deferred income taxes	579	697
Other liabilities	212	287

Total liabilities	7,006	7,796

Commitments and contingencies (Note 15)	—	—
Minority interest	1	32

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,090,000 shares authorized at December 31, 2008 and 10,000,000 shares authorized at December 31, 2007; none issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 108,910,000 shares authorized at December 31, 2008 and 100,000,000 shares authorized at December 31, 2007; 54,256,294 shares issued and outstanding at December 31, 2008; 54,078,637 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	1,005	972
Retained earnings	263	527
Accumulated other comprehensive (loss) income	(3)	29

Total stockholders’ equity	1,266	1,529

Total liabilities and stockholders’ equity	$8,273	$9,357

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity

Balance at December 31, 2005	53,408,728	$1	$983	$556	$12	$(31)	$1,521
Effect of adoption of SFAS No. 123(R)	—	—	(31)	—	—	31	—
Comprehensive loss:
Net loss	—	—	—	(16)	—	—
Currency translation adjustment	—	—	—	—	(1)	—
Minimum pension liability adjustment, net of income taxes of $1	—	—	—	—	2	—
Total comprehensive loss							(15)
Stock compensation expense	—	—	9	—	—	—	9
Stock options exercised, including excess tax benefit of $0	65,520	—	1	—	—	—	1
Restricted stock award vesting, net of excess tax benefit of $0	32,574	—	(1)	—	—	—	(1)

Balance at December 31, 2006	53,506,822	1	961	540	13	—	1,515
Effect of adoption of FIN 48	—	—	—	(1)	—	—	(1)
Comprehensive income:
Net loss	—	—	—	(12)	—	—
Currency translation adjustment	—	—	—	—	17	—
Unrealized losses on available-for-sale securities, net of income taxes of $(2)	—	—	—	—	(3)	—
Reclassification of realized holding gains on sales of available-for-sale securities, net of income taxes of $1	—	—	—	—	1	—
Change in unfunded pension liability, net of income taxes of $1	—	—	—	—	1	—
Total comprehensive income							4
Stock compensation expense	—	—	6	—	—	—	6
Stock options exercised, including excess tax benefit of $(1)	323,186	—	7	—	—	—	7
Restricted stock award vesting, net of excess tax benefit of $(1)	248,629	—	(2)	—	—	—	(2)

Balance at December 31, 2007	54,078,637	$1	$972	$527	$29	$—	$1,529

Continued.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
(In millions, except share data)

					Accumulated
					Other
			Additional		Comprehensive		Total
	Common Stock		Paid-In	Retained	Income	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Compensation	Equity

Balance at December 31, 2007 (continued from previous page)	54,078,637	$1	$972	$527	$29	$—	$1,529
Adjustments to distributions of assets and liabilities to Cendant related to the Spin-Off	—	—	—	4	—	—	4
Effect of adoption of SFAS No. 157 and SFAS No. 159, net of income taxes of $(10)	—	—	—	(14)	—	—	(14)
Comprehensive loss:
Net loss	—	—	—	(254)	—	—
Currency translation adjustment	—	—	—	—	(26)	—
Change in unfunded pension liability, net of income taxes of $(4)	—	—	—	—	(6)	—
Total comprehensive loss							(286)
Proceeds on sale of Sold Warrants (Note 12)	—	—	24	—	—	—	24
Reclassification of Purchased Options and Conversion Option, net of income taxes of $(1) (Note 12)	—	—	(1)	—	—	—	(1)
Stock compensation expense	—	—	11	—	—	—	11
Stock options exercised, including excess tax benefit of $0	28,765	—	1	—	—	—	1
Restricted stock award vesting, net of excess tax benefit of $0	148,892	—	(2)	—	—	—	(2)

Balance at December 31, 2008	54,256,294	$1	$1,005	$263	$(3)	$—	$1,266

See Notes to Consolidated Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(254)	$(12)	$(16)
Adjustments to reconcile Net loss to net cash provided by operating activities:
Goodwill impairment charge	61	—	—
Capitalization of originated mortgage servicing rights	(328)	(433)	(411)
Net unrealized loss on mortgage servicing rights and related derivatives	733	413	479
Vehicle depreciation	1,299	1,264	1,228
Other depreciation and amortization	25	29	36
Origination of mortgage loans held for sale	(20,580)	(29,320)	(33,388)
Proceeds on sale of and payments from mortgage loans held for sale	21,252	30,643	32,843
Net unrealized (gain) loss on interest rate lock commitments, mortgage loans held for sale and related derivatives	(190)	54	4
Deferred income tax provision	(118)	(69)	(24)
Other adjustments and changes in other assets and liabilities, net	(7)	94	(3)

Net cash provided by operating activities	1,893	2,663	748

Cash flows from investing activities:
Investment in vehicles	(1,959)	(2,255)	(2,539)
Proceeds on sale of investment vehicles	532	869	1,135
Purchase of mortgage servicing rights	(6)	(40)	(16)
Proceeds on sale of mortgage servicing rights	179	235	21
Cash paid on derivatives related to mortgage servicing rights	(129)	(252)	(178)
Net settlement proceeds from derivatives related to mortgage servicing rights	18	280	77
Purchases of property, plant and equipment	(21)	(23)	(26)
Net assets acquired, net of cash acquired of $0, $0 and $0, and acquisition-related payments	—	—	(2)
Increase in Restricted cash	(35)	(20)	(62)
Other, net	13	—	16

Net cash used in investing activities	(1,408)	(1,206)	(1,574)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(133)	(992)	384
Proceeds from borrowings	30,291	23,684	23,184
Principal payments on borrowings	(30,627)	(24,108)	(22,707)
Issuances of Company Common stock	1	6	1
Proceeds from the sale of Sold Warrants (Note 12)	24	—	—
Cash paid for Purchased Options (Note 12)	(51)	—	—
Cash paid for debt issuance costs	(54)	(17)	(13)
Other, net	(4)	(5)	(8)

Net cash (used in) provided by financing activities	$(553)	$(1,432)	$841

Continued.

PHH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,
	2008	2007	2006

Effect of changes in exchange rates on Cash and cash equivalents	$28	$1	$1

Net (decrease) increase in Cash and cash equivalents	(40)	26	16

Cash and cash equivalents at beginning of period	149	123	107
Cash and cash equivalents at end of period	$109	$149	$123

Supplemental Disclosure of Cash Flows Information:
Interest payments	$292	$487	$463
Income tax payments (refunds), net	28	(13)	12

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

The Consolidated Financial Statements include the accounts and transactions of PHH and its subsidiaries, as well as entities in which the Company directly or indirectly has a controlling interest and variable interest entities of which the Company is the primary beneficiary. PHH Home Loans, LLC and its subsidiaries (collectively, “PHH Home Loans” or the “Mortgage Venture”) are consolidated within PHH’s Consolidated Financial Statements, and Realogy Corporation’s ownership interest is presented as Minority interest in the Consolidated Balance Sheets and Minority interest in (loss) income of consolidated entities, net of income taxes in the Consolidated Statements of Operations.

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, those related to the valuation of mortgage servicing rights (“MSRs”), mortgage loans held for sale (“MLHS”), other financial instruments and goodwill and the determination of certain income tax assets and liabilities and associated valuation allowances. Actual results could differ from those estimates.

Changes In Accounting Policies

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also prioritizes the use of market-based assumptions, or observable inputs, over entity-specific assumptions or unobservable inputs when measuring fair value and establishes a three-level hierarchy based upon the relative reliability and availability of the inputs to market participants for the valuation of an asset or liability as of the measurement date. The fair value hierarchy designates quoted prices in active markets for identical assets or liabilities at the highest level and unobservable inputs at the lowest level. (See Note 19, “Fair Value Measurements” for additional information regarding the fair value hierarchy.) SFAS No. 157 also nullified the guidance in Emerging Issues Task Force (“EITF”) 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), which required the deferral of gains and losses at the inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique.

The Company adopted the provisions of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis. The Company elected the deferral provided by FSP FAS 157-2 and will apply the provisions of SFAS No. 157 to its assessment of impairment of its Goodwill, indefinite-lived

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets and Property, plant and equipment, net for the year ended December 31, 2009. The Company is currently evaluating the impact of adopting FSP FAS 157-2 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP FAS 157-2 to have a significant impact on its Consolidated Financial Statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance and was adopted by the Company on September 30, 2008. The adoption of FSP FAS 157-3 did not impact the Company’s Consolidated Financial Statements as its application of measuring fair value under SFAS No. 157 was consistent with FSP FAS 157-3. As a result of the adoption of SFAS No. 157 for assets and liabilities that are measured at fair value on a recurring basis, the Company recorded a $9 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from recognizing gains and losses related to the Company’s interest rate lock commitments (“IRLCs”) that were previously deferred in accordance with EITF 02-3. The fair value of the Company’s IRLCs, as determined for the January 1, 2008 transition adjustment, excluded the value attributable to servicing rights, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). The fair value associated with the servicing rights is included in the fair value measurement of all written loan commitments issued after January 1, 2008.

Subsequent to the adoption of SFAS No. 157, all of the Company’s derivative assets and liabilities existing at the effective date, including IRLCs, were included in Other assets and Other liabilities in the Consolidated Balance Sheet, which is consistent with the classification of these instruments prior to the adoption of SFAS No. 157.

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

The Company adopted the provisions of SFAS No. 159 effective January 1, 2008. Upon adopting SFAS No. 159, the Company elected to measure certain eligible items at fair value, including all of its MLHS and Investment securities existing at the date of adoption. The Company also made an automatic election to record future MLHS and retained interests in the sale or securitization of mortgage loans at fair value. The Company’s fair value election for MLHS is intended to better reflect the underlying economics of the Company as well as eliminate the operational complexities of the Company’s risk management activities related to its MLHS and applying hedge accounting pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company’s fair value election for Investment securities enables it to record all gains and losses on these investments through the Consolidated Statement of Operations.

Upon the adoption of SFAS No. 159, fees and costs associated with the origination and acquisition of MLHS are no longer deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”), which was the Company’s policy prior to the adoption of SFAS No. 159. Prior to the adoption of SFAS No. 159, interest receivable related to the Company’s MLHS was included in Accounts receivable, net in the Consolidated Balance Sheets; however, subsequent to the adoption of SFAS No. 159, interest receivable is recorded as a component of the fair value of the underlying MLHS and is included in Mortgage loans held for sale in the Consolidated Balance Sheet. Also, prior to the adoption of SFAS No. 159 the Company’s investments were classified as either available-for-sale or trading securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) or hybrid financial instruments pursuant to SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). The recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the recognition prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. Unrealized gains or losses included in Stockholders’ equity as of January 1, 2008, prior to the adoption of SFAS No. 159, were not significant. As a result of the adoption of SFAS No. 159, the Company recorded a $5 million decrease in Retained earnings as of January 1, 2008. This amount represents the transition adjustment, net of income taxes, resulting from the recognition of fees and costs, net associated with the origination and acquisition of MLHS that were previously deferred in accordance with SFAS No. 91. (See Note 19, “Fair Value Measurements” for additional information.)

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

Written Loan Commitments.  In November 2007, the Securities and Exchange Commission (the “SEC”) issued SAB 109. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” and expresses the view of the SEC staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view of the SEC staff that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted the provisions of SAB 109 effective January 1, 2008. SAB 109 requires prospective application to derivative loan commitments issued or modified after the date of adoption. Upon adoption of SAB 109 on

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value. This change in accounting policy results in the recognition of earnings on the date the IRLCs are issued rather than when the mortgage loans are sold or securitized. Pursuant to the transition provisions of SAB 109, the Company recognized a benefit to Gain on mortgage loans, net in the Consolidated Statement of Operations for the year ended December 31, 2008 of approximately $30 million, as the value attributable to servicing rights related to IRLCs as of January 1, 2008 was excluded from the transition adjustment for the adoption of SFAS No. 157.

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

Hierarchy of GAAP.  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP Hierarchy”). Prior to the effective date of SFAS No. 162, the GAAP Hierarchy was provided in the American Institute of Certified Public Accountants’ United States (“U.S.”) Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted the provisions of SFAS No. 162 on November 15, 2008, its effective date; however, the adoption of SFAS No. 162 did not impact its Consolidated Financial Statements.

Uncertainty in Income Taxes.  In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken in a tax return. The Company must presume the income tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The Company is required to record a liability for unrecognized income tax benefits for the amount of the benefit included in its previously filed income tax returns and in its financial results expected to be included in income tax returns to be filed for periods through the date of its Consolidated Financial Statements for income tax positions for which it is more likely than not that a tax position will not be sustained upon examination by the respective taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective January 1, 2007. The cumulative effect of applying the provisions of FIN 48 represented a change in accounting principle and was recorded as an adjustment to the opening balance of Retained earnings.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1 million increase in its liability for unrecognized income tax benefits, a $26 million increase to its deferred income tax assets and a $26 million increase to its valuation allowance against those deferred income tax assets, resulting in a $1 million net decrease in Retained earnings as of January 1, 2007.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s liability for unrecognized income tax benefits (including the liability for potential payment of interest and penalties) consisted of (in millions):

Balance, January 1, 2007 (prior to the adoption of FIN 48)	$27
Effect of adoption of FIN 48	1
Current year activity related to tax positions taken during prior years	(6)

Balance, December 31, 2007	22
Activity related to the IRS Method Change	(20)
Current year activity related to tax positions taken during prior years	6

Balance, December 31, 2008	$8

In April 2008, the Company received approval from the Internal Revenue Service (the “IRS”) regarding an accounting method change (the “IRS Method Change”). The Company recorded a net increase to its Benefit from income taxes for the year ended December 31, 2008 of $11 million as a result of recording the effect of the IRS Method Change.

As of December 31, 2008, approximately $10 million of the Company’s unrecognized income tax benefits would impact the Company’s effective income tax rate if these unrecognized income tax benefits were recognized or if valuation allowances are reduced if the Company determined that it is more likely than not that all or a portion of the deferred income tax assets will be realized. All of the Company’s unrecognized income tax benefits, as of January 1, 2007, subsequent to the adoption of FIN 48, and December 31, 2007, would have impacted the Company’s effective income tax rate.

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

The Company recognizes interest and penalties related to unrecognized income tax benefits in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations, which is consistent with the recognition of these items prior to the adoption of FIN 48. The estimated liability for the potential payment of interest and penalties included in the liability for unrecognized income tax benefits was not significant as of December 31, 2008. As of December 31, 2007, the Company’s estimated liability for the potential payment of interest and penalties was $3 million, which was included in the liability for unrecognized income tax benefits. The amount of interest and penalties included in the (Benefit from) provision for income taxes in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 was $(2) million, $2 million and $1 million, respectively.

On February 1, 2005, the Company began operating as an independent, publicly traded company pursuant to its spin-off from Cendant Corporation (the “Spin-Off”). The Company became a consolidated income tax filer with the IRS and certain state jurisdictions subsequent to the Spin-Off. All federal and certain state income tax filings prior thereto were part of Cendant’s consolidated income tax filing group and the Company is indemnified subject to the Amended Tax Sharing Agreement (as defined and discussed in Note 15, “Commitments and Contingencies”). All periods subsequent to the Spin-Off are subject to examination by the IRS and state jurisdictions. In addition to filing federal income tax returns, the Company files income tax returns in numerous states and Canada. As of December 31, 2008, the Company’s foreign and state income tax filings were subject to examination for periods including and subsequent to 2002, dependent upon jurisdiction.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit Derivatives and Certain Guarantees.  In September 2008, the FASB issued FSP FAS 133 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” (“FSP FAS 133-1” and “FSP FIN 45-4”). FSP FAS 133-1 amends the disclosure requirements of SFAS No. 133, and FSP FIN 45-4 amends the disclosure requirements of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The disclosure provisions of FSP FAS 133-1 and FSP FIN 45-4 were effective on December 31, 2008. The adoptions of FSP FAS 133-1 and FSP FIN 45-4 did not impact the Company’s financial condition, results of operations or cash flows and did not significantly impact the Company’s disclosures.

Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4” and “FSP FIN 46R-8”). FSP FAS 140-4 amends the disclosure requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and FSP FIN 46R-8 amends the disclosure requirements of FIN 46(R), “Consolidation of Variable Interest Entities.” The disclosure provisions of FSP 140-4 and FSP FIN 46R-8 were effective on December 31, 2008. The adoptions of FSP FAS 140-4 and FSP FIN 46R-8 did not impact the Company’s financial condition, results of operations or cash flows. The additional disclosures resulting from the adoptions of FSP FAS 140-4 and FSP FIN 46R-8 are included in the Company’s Notes to Consolidated Financial Statements. (See Note 7, “Mortgage Loan Sales” and Note 20, “Variable Interest Entities.”)

Conforming Changes to EITF 98-5.  In June 2008, the FASB ratified the consensus reached on June 12, 2008 by the EITF on EITF 08-4, “Transition Guidance for Conforming Changes to EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ ” (“EITF 08-4”). The conforming changes to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” resulting from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” are effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The effect, if any, of applying the conforming changes shall be presented retrospectively and the cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of Retained earnings for the first period presented. The adoption of EITF 08-4 did not have an impact on the Company’s Consolidated Financial Statements for its existing Convertible Notes as the Company’s application of EITF 00-27 is consistent with the guidance of this issue.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transfers of Financial Assets and Repurchase Financing Transactions.  In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide guidance on accounting for the transfer of a financial asset and repurchase financing. An initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement for purposes of evaluation under SFAS No. 140 unless the criteria of FSP FAS 140-3 are met at the inception of the transaction. If the criteria are met, the initial transfer of the financial asset and repurchase financing transaction shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and is to be applied prospectively. The Company is currently evaluating the impact of adopting FSP FAS 140-3 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP FAS 140-3 to have a significant impact on its Consolidated Financial Statements.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Convertible Debt Instruments.  In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash or other assets upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively to all periods presented, with certain exceptions. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its Consolidated Financial Statements. However, the Company does not expect the adoption of FSP APB 14-1 to have any impact on its Consolidated Financial Statements for its 4.0% Convertible Senior Notes due 2012 (the “Convertible Notes”) as its application of EITF 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” results in separate accounting for the liability and equity components of the Convertible Notes and continued amortization of the original issue discount. See Note 12, “Debt and Borrowing Arrangements” for additional information regarding the Convertible Notes.

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

Instruments Indexed to Stock.  In June 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 12, 2008 meeting pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principle shall be recognized as an adjustment to the opening balance of Retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its Consolidated Financial Statements. However, the Company does not expect the adoption of EITF 07-5 to have a significant impact on its Consolidated Financial Statements.

Revenue Recognition

Mortgage Production.  Mortgage production includes the origination (funding either a purchase or refinancing) and sale of residential mortgage loans. Mortgage loans are originated through a variety of marketing channels, including relationships with corporations, financial institutions and real estate brokerage firms. The Company also purchases mortgage loans originated by third parties. Mortgage fees consist of fee income earned on all loan originations, including loans closed to be sold and fee-based closings. Fee income consists of amounts earned related to application and underwriting fees, fees on cancelled loans and appraisal and other income generated by the Company’s appraisal services business. Fee income also consists of amounts earned from financial institutions related to brokered loan fees and origination assistance fees resulting from the Company’s private-label mortgage outsourcing activities. Prior to the Company’s adoption of SFAS No. 159 on January 1, 2008, fee income on loans closed to be sold was deferred until the loans were sold and was recognized in Gain on mortgage loans, net in accordance with SFAS No. 91. Subsequent to electing the Fair Value Option under SFAS No. 159 for the Company’s MLHS, fees associated with the origination and acquisition of MLHS are recognized as earned, rather than deferred pursuant to SFAS No. 91, and the related direct loan origination costs are recognized when incurred.

Subsequent to the adoption of SFAS No. 159 and SAB 109 on January 1, 2008, Gain on mortgage loans, net includes the realized and unrealized gains and losses on the Company’s MLHS, as well as the changes in fair value of all loan-related derivatives, including the Company’s IRLCs and freestanding loan-related derivatives. The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan, adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs and MLHS approximates a whole-loan price, which includes the value of the related MSRs. Prior to the adoption of SFAS No. 159 on January 1, 2008, the Company’s IRLCs and loan-related derivatives were initially recorded at zero value at inception with changes in the fair value recorded as a component of Gain on mortgage loans, net. Changes in the fair value of the Company’s MLHS were recorded to the extent the loan-related derivatives were considered effective hedges under SFAS No. 133. Upon adoption of SAB 109 on January 1, 2008, the expected net future cash flows related to the servicing of mortgage loans associated with the Company’s IRLCs issued from the adoption date forward are included in the fair value measurement of the IRLCs at the date of issuance. Prior to the adoption of SAB 109, the Company did not include the net future cash flows related to the servicing of mortgage loans associated with the IRLCs in their fair value.

The Company principally sells its originated mortgage loans directly to government-sponsored entities and other investors; however, in limited circumstances, the Company sells loans through a wholly owned subsidiary’s public registration statement. In accordance with SFAS No. 140, the Company evaluates each type of sale or securitization for sales treatment. This review includes both an accounting and a legal analysis to determine whether or not the transferred assets have been isolated from the transferor. To the extent the transfer of assets qualifies as a sale, the Company derecognizes the asset and records the gain or loss on the sale date. In the event the Company determines that the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.

The Company’s policy for placing loans on non-accrual status is consistent with the Company’s policy prior to the adoption of SFAS No. 159. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Servicing.  Mortgage servicing is the servicing of residential mortgage loans. Loan servicing income represents recurring servicing and other ancillary fees earned for servicing mortgage loans owned by investors as well as net reinsurance income or loss from the Company’s wholly owned reinsurance subsidiary, Atrium Insurance Corporation (“Atrium”). Servicing fees received for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance on such loans, or the difference between the weighted-average yield received on the mortgages and the amount paid to the investor, less guaranty fees, expenses associated with business relationships and interest on curtailments. Loan servicing income is receivable only out of interest collected from mortgagors, and is recorded as income when collected. Late charges and other miscellaneous fees collected from mortgagors are also recorded as income when collected. Costs associated with loan servicing are charged to expense as incurred.

Fleet Leasing Services.  The Company provides fleet management services to corporate clients and government agencies. These services include management and leasing of vehicles and other fee-based services for clients’ vehicle fleets. The Company leases vehicles primarily to corporate fleet users under open-end operating and direct financing lease arrangements where the client bears substantially all of the vehicle’s residual value risk. The lease term under the open-end lease agreements provides for a minimum lease term of 12 months and after the minimum term, the leases may be continued at the lessees’ election for successive monthly renewals. In limited circumstances, the Company leases vehicles under closed-end leases where the Company bears all of the vehicle’s residual value risk. Gains or losses on the sales of vehicles under closed-end leases are recorded in Other income in the period of sale. For operating leases, lease revenues, which contain a depreciation component, an interest component and a management fee component, are recognized over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. For direct financing leases, lease revenues contain an interest component and a management fee component. The interest component is recognized using the effective interest method over the lease term of the vehicle, which encompasses the minimum lease term and the month-to-month renewals. From time-to-time, the Company utilizes certain direct financing lease funding structures, which include the receipt of substantial lease prepayments, for lease originations by its Canadian fleet management operations. Amounts charged to the lessees for interest are determined in accordance with the pricing supplement to the respective lease agreement and are generally calculated on a variable-rate basis that varies month-to-month in accordance with changes in the variable-rate index. Amounts charged to lessees for interest may also be based on a fixed rate that would remain constant for the life of the lease. Amounts charged to the lessees for depreciation are based on the straight-line depreciation of the vehicle over its expected lease term. Management fees are recognized on a straight-line basis over the life of the lease. Revenue for other services is recognized when such services are provided to the lessee.

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

The Company originates certain of its truck and equipment leases with the intention of syndicating to banks and other financial institutions. When the Company sells operating leases, it sells the underlying assets and assigns any rights to the leases, including future leasing revenues, to the banks or financial institutions. Upon the transfer and assignment of the rights associated with the operating leases, the Company records the proceeds from the sale as revenue and recognizes an expense for the undepreciated cost of the asset sold. Upon the sale or transfer of rights to direct financing leases, the net gain or loss is recorded in Other income. Under certain of these sales agreements, the Company retains a portion of residual risk in connection with the fair value of the asset at lease termination and may recognize a liability for the retention of this risk.

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

Advertising Expenses

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within Other operating expenses in the Consolidated Statements of Operations, were $5 million, $6 million and $10 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company files consolidated federal and state income tax returns. The Company recognizes deferred tax assets and liabilities pursuant to SFAS No. 109, “Accounting for Income Taxes”. The Company regularly reviews its deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense; however, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded concurrently through Goodwill rather than the (Benefit from) provision for income taxes. Income tax expense includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both tax and interest). Prior to the adoption of FIN 48, the Company accrued for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. See “— Changes in Accounting Policies” for more information regarding the adoption of FIN 48. Income tax expense excludes the tax effects related to adjustments recorded to Accumulated other comprehensive (loss) income as well as the tax effects of cumulative effects of changes in accounting principles.

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

Mortgage Loans Held for Sale

MLHS represent mortgage loans originated or purchased by the Company and held until sold to investors. Upon the closing of a residential mortgage loan originated or purchased by the Company, the mortgage loan is typically warehoused for a period of up to 60 days and then sold into the secondary market. Prior to the adoption of SFAS No. 159, MLHS were recorded in the Consolidated Balance Sheet at the lower of cost or market value, which was computed by the aggregate method, net of deferred loan origination fees and costs. Subsequent to the adoption of SFAS No. 159, MLHS are recorded at fair value. The fair value of MLHS is estimated by utilizing either: (i) the value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

Upon the sale of the underlying mortgage loans, the MSRs and servicing obligations of those loans are generally retained by the Company.

Mortgage Servicing Rights

An MSR is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the Company’s mortgage loan servicing portfolio. MSRs are created through either the direct purchase of servicing from a third party or through the sale of an originated loan. The Company services residential mortgage loans, which represent its single class of servicing rights, and has elected the fair value measurement method for subsequently measuring these servicing rights, in accordance with SFAS No. 156. The adoption of SFAS No. 157 did not impact the Company’s accounting policy with respect to MSRs. The initial value of capitalized servicing is recorded as an addition to Mortgage servicing rights in the Consolidated Balance Sheets and has a direct impact on Gain on mortgage loans, net in the Consolidated Statements of Operations. Valuation changes in the MSRs are recognized in Change in fair value of mortgage servicing rights in the Consolidated Statements of Operations and the carrying amount of the MSRs is adjusted in the Consolidated Balance Sheets. The fair value of MSRs is estimated based upon projections of expected future cash flows considering prepayment estimates (developed using a model described below), the Company’s historical prepayment rates, portfolio characteristics, interest rates based on interest rate yield curves, implied volatility and other economic factors. The Company incorporates a probability weighted option adjusted spread (“OAS”) model to generate and discount cash flows for the MSR valuation. The OAS model generates numerous interest rate paths, then calculates the MSR cash flow at each monthly point for each interest rate path and discounts those cash flows back to the current period. The MSR value is determined by averaging the discounted cash flows from each of the interest rate paths. The interest rate paths are generated with a random distribution centered around implied forward interest rates, which are determined from the interest rate yield curve at any given point of time.

A key assumption in the Company’s estimate of the fair value of the MSRs is forecasted prepayments. The Company uses a third-party model as a basis to forecast prepayment rates at each monthly point for each interest rate path in the OAS model. Prepayment rates used in the development of expected future cash flows are based on historical observations of prepayment behavior in similar periods, comparing current mortgage interest rates to the mortgage interest rates in the Company’s servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors such as recent prepayment experience, the relative sensitivity of the Company’s capitalized loan servicing portfolio to refinance if interest rates decline and estimated levels of home equity. During the year ended December 31, 2008, the Company adjusted modeled prepayment speeds to reflect current market conditions, which were impacted by factors including, but not limited to, home prices, underwriting standards and product characteristics. On a quarterly basis, the Company validates the assumptions used in estimating the fair value of the MSRs against a number of third-party sources, which may include peer surveys, MSR broker surveys and other market-based sources.

Investment Securities

The Company’s Investment securities totaled $37 million and $34 million as of December 31, 2008 and 2007, respectively, and consisted of interests that continue to be held in sales or securitizations, or retained interests. The Company sells residential mortgage loans in sale or securitization transactions typically retaining one or more of the following: servicing rights, interest-only strips, principal-only strips and/or subordinated interests. Prior to the adoption of SFAS No. 159, the Company’s Investment securities (with the exception of MSRs, the accounting for which is described above under ‘‘— Mortgage Servicing Rights”) were classified as either available-for-sale or trading securities pursuant to SFAS No. 115 or hybrid financial instruments pursuant to SFAS No. 155. The

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of unrealized gains and losses in earnings related to the Company’s investments classified as trading securities and hybrid financial instruments is consistent with the classification prior to the adoption of SFAS No. 159. However, prior to the adoption of SFAS No. 159, available-for-sale securities were carried at fair value with unrealized gains and losses reported net of income taxes as a separate component of Stockholders’ equity. All realized gains and losses are determined on a specific identification basis, which is consistent with the Company’s accounting policy prior to the adoption of SFAS No. 159. Subsequent to the adoption of SFAS No. 159, on January 1, 2008, the fair value of the Company’s Investment securities is determined, depending upon the characteristics of the instrument, by utilizing either: (i) market derived inputs and spreads on market instruments, (ii) the present value of expected future cash flows, estimated by using key assumptions including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved or (iii) estimates provided by independent pricing sources or dealers who make markets in such securities. The Company recognizes realized and unrealized gains and losses related to Investment securities in Other income in the Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of Other depreciation and amortization in the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Other depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Estimated useful lives are 30 years for the Company’s building and range from 3 to 5 years for capitalized software, 1 to 20 years for leasehold improvements and 3 to 10 years for furniture, fixtures and equipment.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company assesses the carrying value of its Goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses Goodwill for such impairment by comparing the carrying value of its reporting units to their fair value. The Company’s reporting units are the Fleet Management Services segment, PHH Home Loans, the Mortgage Production segment excluding PHH Home Loans and the Mortgage Servicing segment. When determining the fair value of its reporting units, the Company may apply an income approach, using discounted cash flows or a combination of an income approach and a market approach, wherein comparative market multiples are used.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s indefinite-lived intangible assets are comprised entirely of trademarks for all periods presented. Fair value of the Company’s trademarks is determined by discounting cash flows determined from applying a hypothetical royalty rate to projected revenues associated with these trademarks.

The Company evaluates the carrying value and useful lives of its amortizing intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). Customer lists are generally amortized over a 20-year period.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for speculative purposes. All of the Company’s derivative instruments that are measured at fair value on a recurring basis are included in Other assets or Other liabilities in the Consolidated Balance Sheets, which is consistent with the classification of these items prior to the adoption of SFAS No. 157. The changes in the fair value of derivative instruments are included in the following line items in the Consolidated Statements of Operations, which is consistent with the classification prior to the adoption of SFAS No. 157: (i) mortgage loan-related derivatives, including IRLCs, are included in Gain on mortgage loans, net, (ii) debt-related derivatives are included in Mortgage interest expense or Fleet interest expense and (iii) derivatives related to MSRs are included in Net derivative (loss) gain related to mortgage servicing rights.

The fair value of the Company’s IRLCs is based upon the estimated fair value of the underlying mortgage loan (determined consistent with “— Mortgage Loans Held for Sale” above), adjusted for: (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of IRLCs that will result in a closed mortgage loan. The valuation of the Company’s IRLCs approximates a whole-loan price, which includes the value of the related MSRs.

The fair value of the Company’s derivative instruments, other than IRLCs, that are measured at fair value on a recurring basis is determined by utilizing quoted prices from dealers in such securities or internally-developed or third-party models utilizing observable market inputs.

Impairment or Disposal of Long-Lived Assets

As required by SFAS No. 144, if circumstances indicate an impairment may have occurred, the Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets, or asset group, to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets, or asset group.

Custodial Accounts

The Company has a fiduciary responsibility for servicing accounts related to customer escrow funds and custodial funds due to investors aggregating approximately $1.7 billion and $2.2 billion as of December 31, 2008 and 2007, respectively. These funds are maintained in segregated bank accounts, which are not included in the assets and liabilities of the Company. The Company receives certain benefits from these deposits, as allowable under federal and state laws and regulations. Income earned on these escrow accounts is recorded in Mortgage interest income in the Consolidated Statements of Operations.

2.	Terminated Merger Agreement

On March 15, 2007, the Company entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and its wholly owned subsidiary, Jade Merger Sub, Inc. to be acquired (the “Merger”). In conjunction with the Merger Agreement, GE entered into an agreement (the “Mortgage Sale

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement”) to sell the mortgage operations of the Company (the “Mortgage Sale”) to Pearl Mortgage Acquisition 2 L.L.C. (“Pearl Acquisition”), an affiliate of The Blackstone Group, a global investment and advisory firm.

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million, which is included in Other income in the Consolidated Statement of Operations for the year ended December 31, 2008, and the Company paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company received the work product that those consultants provided to BCP V and Pearl Acquisition.

3.	Loss Per Share

Basic loss per share was computed by dividing net loss during the period by the weighted-average number of shares outstanding during the period. Diluted loss per share was computed by dividing net loss by the weighted-average number of shares outstanding, assuming all potentially dilutive common shares were issued. The weighted-average computation of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the year ended December 31, 2008 excludes approximately 4.2 million outstanding stock-based compensation awards, as well as the assumed conversion of the Company’s outstanding Convertible Notes, Purchased Options and Sold Warrants (as defined and further discussed in Note 12, “Debt and Borrowing Arrangements”), as their inclusion would be anti-dilutive. The weighted-average computations of the dilutive effect of potentially issuable shares of Common stock under the treasury stock method for the years ended December 31, 2007 and 2006 exclude approximately 3.3 million and 3.8 million outstanding stock-based awards, respectively, as their inclusion would be anti-dilutive.

The following table summarizes the basic and diluted loss per share calculations for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In millions, except share and per share data)

Net loss	$(254)	$(12)	$(16)

Weighted-average common shares outstanding—basic and diluted	54,284,089	53,938,844	53,647,666

Basic and diluted loss per share	$(4.68)	$(0.23)	$(0.29)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets

Intangible assets consisted of:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)

Amortized Intangible Assets:
Customer lists	$40	$16	$24	$40	$14	$26
Other	13	12	1	12	11	1

	$53	$28	$25	$52	$25	$27

Unamortized Intangible Assets:
Goodwill	$25			$86
Trademarks	15			16

	$40			$102

The following table summarizes the activity associated with Goodwill, by segment, during the years ended December 31, 2008 and 2007:

	Fleet
	Management	Mortgage
	Services	Production	Total
	(In millions)

Goodwill at January 1, 2007 and 2008	$25	$61	$86
Goodwill impairment during 2008	—	(61)	(61)

Goodwill at December 31, 2008	$25	$—	$25

Due to deteriorating market conditions, the Company assessed the carrying value of its Goodwill for each of its reporting units and its indefinite-lived intangible assets as of September 30, 2008 and determined that there was an indication of impairment of Goodwill associated with its PHH Home Loans reporting unit, which is included in the Company’s Mortgage Production segment. The Company performed a valuation of the PHH Home Loans reporting unit as of September 30, 2008 utilizing a discounted cash flow approach with its most recent short-term projections and long-term outlook for the business and the industry. This valuation, and the related allocation of fair value to the assets and liabilities of the reporting unit, indicated that the entire amount of Goodwill related to the PHH Home Loans reporting unit was impaired and the Company recorded a non-cash charge for Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, during the year ended December 31, 2008. Minority interest in loss of consolidated entities, net of income taxes for the year ended December 31, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. The Goodwill impairment increased Net loss for the year ended December 31, 2008 by $26 million. The primary cause of the impairment was the continued weakness in the housing market, coupled with continued adverse conditions in the mortgage market during the year ended December 31, 2008.

Due to the decline in the Company’s market capitalization and continued distressed financial market conditions during the three months ended December 31, 2008, the Company assessed the carrying value of Goodwill for its Fleet Management Services reporting unit as of December 31, 2008. The Company estimated the fair value of the Fleet Management Services reporting unit using a combination of an income approach and a market approach. The Company updated key assumptions utilized in the fair value estimate, including projected financial results for the reporting unit, discount rate and comparative market multiples. Additionally, the Company considered the reasonableness of the estimated fair value of the Fleet Management Services reporting unit relative

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company’s total market capitalization. The Company determined that there was no indication of impairment of the Fleet Management Services reporting unit’s Goodwill as of December 31, 2008.

Amortization expense included within Other depreciation and amortization relating to intangible assets was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Customer lists	$2	$3	$2
Other	1	1	3

	$3	$4	$5

Based on the Company’s amortizable intangible assets as of December 31, 2008, the Company expects the related amortization expense to approximate $2 million for each of the next five fiscal years.

5.	Mortgage Servicing Rights

The activity in the Company’s loan servicing portfolio associated with its capitalized MSRs (based on unpaid principal balance) consisted of:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period	$126,540	$146,836	$145,827
Additions	20,156	32,316	31,212
Payoffs, sales and curtailments(1)	(17,618)	(52,612)	(30,203)

Balance, end of period	$129,078	$126,540	$146,836

(1)	Includes $29.2 billion and $1.9 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the years ended December 31, 2007 and 2006, respectively. Sales of MSRs during the year ended December 31, 2008 were not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s capitalized MSRs consisted of:

	Year Ended December 31,
	2008	2007	2006(1)
	(In millions)

Mortgage Servicing Rights:
Balance, beginning of period	$1,502	$1,971	$2,152
Effect of adoption of SFAS No. 156	—	—	(243)
Additions	334	473	427
Changes in fair value due to:
Realization of expected cash flows	(267)	(315)	(373)
Changes in market inputs or assumptions used in the valuation model	(287)	(194)	39
Sales and deletions	—	(433)	(31)

Balance, end of period	1,282	1,502	1,971

Valuation Allowance:
Balance, beginning of period	—	—	(243)
Effect of adoption of SFAS No. 156	—	—	243

Balance, end of period	—	—	—

Mortgage servicing rights, net	$1,282	$1,502	$1,971

(1)	Subsequent to the adoption of SFAS No. 156 effective January 1, 2006, MSRs are recorded at fair value. See Note 1, “Summary of Significant Accounting Policies.”

The significant assumptions used in estimating the fair value of MSRs at December 31, 2008 and 2007 were as follows (in annual rates):

	December 31,
	2008	2007

Prepayment speed (CPR)	19%	14%
Option adjusted spread (in basis points)	456	439
Volatility	29%	20%

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

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net service fee revenue	$431	$494	$485
Late fees	20	21	20
Other ancillary servicing revenue(1)	23	—	25

(1)	Includes realized net losses of $21 million, including direct expenses, on the sale of $433 million of MSRs during the year ended December 31, 2007 and $4 million of realized net gains on the sale of $31 million of MSRs during the year ended December 31, 2006. Sales of MSRs during the year ended December 31, 2008 were not significant.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company’s MSRs had a weighted-average life of approximately 4.0 years. Approximately 70% of the MSRs associated with the loan servicing portfolio as of December 31, 2008 were restricted from sale without prior approval from the Company’s private-label clients or investors.

The following summarizes certain information regarding the initial and ending capitalization rates of the Company’s MSRs:

	Year Ended December 31,
	2008	2007

Initial capitalization rate of additions to MSRs	1.66%	1.46%

	December 31,
	2008	2007

Capitalized servicing rate	0.99%	1.19%
Capitalized servicing multiple	3.0	3.7
Weighted-average servicing fee (in basis points)	33	32

6.	Loan Servicing Portfolio

The following tables summarize certain information regarding the Company’s mortgage loan servicing portfolio for the periods indicated. Unless otherwise noted, the information presented includes both loans held for sale and loans subserviced for others.

Portfolio Activity

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Balance, beginning of period(1)	$159,183	$160,222	$154,843
Additions(2)	28,693	35,350	35,804
Payoffs, sales and curtailments(2)(3)	(38,126)	(36,389)	(32,555)
Addition of certain subserviced home equity loans as of June 30, 2006(1)	—	—	2,130

Balance, end of period(4)	$149,750	$159,183	$160,222

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Portfolio Composition

	December 31,
	2008	2007
	(In millions)

Owned servicing portfolio	$130,572	$129,572
Subserviced portfolio(4)	19,178	29,611

Total servicing portfolio	$149,750	$159,183

Fixed rate	$94,066	$103,406
Adjustable rate	55,684	55,777

Total servicing portfolio	$149,750	$159,183

Conventional loans	$132,347	$146,630
Government loans	10,905	8,417
Home equity lines of credit	6,498	4,136

Total servicing portfolio	$149,750	$159,183

Weighted-average interest rate	5.8%	6.1%

Portfolio Delinquency(5)

	December 31,
	2008		2007
	Number	Unpaid	Number	Unpaid
	of Loans	Balance	of Loans	Balance

30 days	2.61%	2.31%	2.22%	1.93%
60 days	0.67%	0.62%	0.53%	0.46%
90 or more days	0.75%	0.74%	0.48%	0.41%

Total delinquency	4.03%	3.67%	3.23%	2.80%

Foreclosure/real estate owned/bankruptcies	1.90%	1.83%	1.02%	0.87%

(1)	Prior to June 30, 2006, certain home equity loans subserviced for others were excluded from the disclosed portfolio activity. As a result of a systems conversion during the second quarter of 2006, these loans subserviced for others are included in the portfolio balance as of December 31, 2008, 2007 and 2006. The amount of home equity loans subserviced for others and excluded from the portfolio balance as of January 1, 2006 was approximately $2.5 billion.

(2)	Excludes activity related to certain home equity loans subserviced for others described above in the six months ended June 30, 2006.

(3)	Payoffs, sales and curtailments for the year ended December 31, 2008 includes $18.3 billion of the unpaid principal balance of the underlying mortgage loans for which the associated MSRs were sold during the year ended December 31, 2007, but the Company subserviced these loans until the MSRs were transferred from the Company’s system to the purchasers’ systems during the second quarter of 2008.

(4)	During the year ended December 31, 2007, the Company sold the MSRs associated with $19.3 billion of the unpaid principal balance of underlying mortgage loans; however, because the Company subserviced these loans until the MSRs were transferred from the Company’s systems to the purchaser’s systems in the second quarter of 2008, these loans were included in the Company’s mortgage loan servicing portfolio balance as of December 31, 2007. Sales of MSRs were not significant during the year ended December 31, 2008.

(5)	Represents the loan servicing portfolio delinquencies as a percentage of the total number of loans and the total unpaid balance of the portfolio.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Mortgage Loan Sales

The Company sells its residential mortgage loans through one of the following methods: (i) sales to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and loan sales to other investors guaranteed by the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Government Sponsored entities” or “GSEs”), or (ii) sales to private investors, or sponsored securitizations through the Company’s wholly owned subsidiary, PHH Mortgage Capital, LLC (“PHHMC”), which maintains securities issuing capacity through a public registration statement. During the year ended December 31, 2008, 87% of the Company’s mortgage loan sales were to the GSEs and the remaining 13% were sold to private investors. The Company did not execute any sales or securitizations through PHHMC during the year ended December 31, 2008.

The Company may have continuing involvement in mortgage loans sold by retaining one or more of the following: MSRs and servicing obligations, recourse obligations and/or beneficial interests (such as interest-only strips, principal-only strips, or subordinated interests). Through its continuing involvement with mortgage loans sold, the Company is exposed to interest rate risks related to its MSRs and other retained interests, as the value of those instruments fluctuate as changes in interest rates impact borrower prepayments on the underlying mortgage loans. The Company is also subject to credit risk related to its retained interests as those instruments are generally subordinate and absorb credit losses on the underlying loans. (See Note 8, “Derivatives and Risk Management Activities” for additional information regarding interest rate risk and credit risk.)

During the year ended December 31, 2008, the Company retained MSRs on approximately 91% of mortgage loans sold. Conforming conventional loans serviced by the Company are sold or securitized through Fannie Mae or Freddie Mac programs. Such servicing is generally performed on a non-recourse basis, whereby foreclosure losses are the responsibility of Fannie Mae or Freddie Mac. The government loans serviced by the Company are generally sold or securitized through Ginnie Mae programs. These government loans are either insured against loss by the Federal Housing Administration or partially guaranteed against loss by the Department of Veteran Affairs. Additionally, non-conforming mortgage loans are serviced for various private investors on a non-recourse basis. See Note 5, “Mortgage Servicing Rights” for further information related to the Company’s capitalized servicing portfolio and MSRs.

The Company sells a majority of its mortgage loans on a non-recourse basis; however, the Company has made representations and warranties customary for loan sale transactions, including eligibility characteristics of the mortgage loans and underwriting responsibilities, in connection with the sales of these assets. See Note 15, “Commitments and Contingencies” for a further description of the Company’s representation and warranty obligations. In addition to providing representations and warranties on loans sold, the Company had a program that provided credit enhancement for a limited period of time to the purchasers of certain mortgage loans as more fully described in Note 15, “Commitments and Contingencies.”

The Company did not retain any interests from sales or securitizations other than MSRs during the year ended December 31, 2008. The Company’s Investment securities held as of December 31, 2008 represent retained interests in sales or securitizations of mortgage loans to private investors or mortgage loans securitized through PHHMC. The mortgage loans underlying the Investment securities held by the Company as of December 31, 2008 consist primary of Alt-A and second lien mortgage loans. The Company’s exposure to loss from its retained interests is limited to the value of the investments.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key economic assumptions used in measuring the fair value of the Company’s retained interests in sold or securitized mortgage loans at December 31, 2008 and the effect on the fair value of those interests from adverse changes in those assumptions were as follows:

	Investment
	Securities	MSRs
	(Dollars in millions)

Fair value of retained interests	$37	$1,282
Weighted-average life (in years)	4.3	4.0
Annual servicing fee	N/A	0.33%
Prepayment speed (annual rate)	10-32%	19%
Impact on fair value of 10% adverse change	$(6)	$(114)
Impact on fair value of 20% adverse change	(11)	(215)
Discount rate/Option adjusted spread (annual rate and basis points, respectively)	5-30%	456
Impact on fair value of 10% adverse change	$(1)	$(33)
Impact on fair value of 20% adverse change	(3)	(65)
Volatility (annual rate)	N/A	29%
Impact on fair value of 10% adverse change	N/A	$(13)
Impact on fair value of 20% adverse change	N/A	(25)
Credit losses (cumulative rate)	4-5%	N/A
Impact on fair value of 10% adverse change	$(3)	N/A
Impact on fair value of 20% adverse change	(7)	N/A

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

The following table presents information about delinquencies and components of sold or securitized residential mortgage loans for which the Company has retained interests (except for MSRs) as of and for the year ended December 31, 2008:

Principal
	Total	Amount 60
	Principal	Days or More	Net Credit
	Amount	Past Due(1)	Losses
(In millions)

Residential mortgage loans(2)	$1,031	$132	$1

(1)	Amounts are based on total sold or securitized assets at December 31, 2008 for which the Company has a retained interest as of December 31, 2008.

(2)	Excludes sold or securitized mortgage loans that the Company continues to service but to which it has no other continuing involvement.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information regarding cash flows relating to the Company’s loan sales in which it has continuing involvement.

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Proceeds from new loan sales or securitizations	$19,049	$27,588	$28,238
Servicing fees received(1)	431	494	485
Other cash flows received on retained interests(2)	12	4	6
Purchases of delinquent or foreclosed loans	(102)	(136)	(164)
Servicing advances	(735)	(605)	(495)
Repayment of servicing advances	678	591	508

(1)	Excludes late fees and other ancillary servicing revenue.

(2)	Represents cash flows received on retained interests other than servicing fees.

During the years ended December 31, 2008, 2007 and 2006, the Company recognized pre-tax gains of $233 million, $94 million and $198 million, respectively, related to the sale or securitization of residential mortgage loans which are recorded in Gain on mortgage loans, net in the Consolidated Statements of Operations.

8.	Derivatives and Risk Management Activities

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

The following is a description of the Company’s risk management policies related to IRLCs, MLHS, MSRs and debt:

Interest Rate Lock Commitments.  IRLCs represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Company (subject to the loan approval process) to lend funds to a potential borrower at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, the Company’s outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the IRLC through the loan funding date or expiration date. The Company’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses forward delivery commitments on MBS or whole loans to manage the interest rate and price risk. The Company considers historical commitment-to-closing ratios to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. (See Note 1, “Summary of Significant Accounting Policies” for further discussion regarding IRLCs.)

IRLCs are defined as derivative instruments under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company’s IRLCs and the related derivative instruments are considered freestanding derivatives and are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded as a component of Gain on mortgage loans, net in the Consolidated Statements of Operations.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans Held for Sale.  The Company is subject to interest rate and price risk on its MLHS from the loan funding date until the date the loan is sold into the secondary market. The Company primarily uses mortgage forward delivery commitments on MBS or whole loans to fix the forward sales price that will be realized upon the sale of the mortgage loan into the secondary market. Forward delivery commitments on MBS or whole loans may not be available for all products that the Company originates; therefore, the Company may use a combination of derivative instruments, including forward delivery commitments for similar products or treasury futures, to minimize the interest rate and price risk. These derivatives are included in Other assets or Other liabilities in the Consolidated Balance Sheets.

The Company uses the following instruments in its risk management activities related to its IRLCs and MLHS:

▪	Forward loan sales commitments: represent obligations to sell MBS at specified prices in the future. The value of these instruments increase as mortgage rates rise.

▪	Treasury futures: represent obligations to purchase or deliver Treasury securities at specified prices in the future. Treasury futures increase in value as the interest rate on the underlying Treasury declines.

▪	Options on Treasury Securities: represent rights to buy or sell Treasuries at specified prices in the future.

As of January 1, 2008, the Company elected to record its MLHS at fair value pursuant to SFAS No. 159. Since the Company records its MLHS at fair value, it no longer designates its forward delivery commitments on MBS or whole loans as fair value hedges under SFAS No. 133. Subsequent to January 1, 2008, changes in the fair value of MLHS and all forward delivery commitments on MBS or whole loans are recorded as a component of Gain on mortgage loans, net in the Consolidated Statements of Operations. (See Note 1, “Summary of Significant Accounting Policies” for further discussion regarding MLHS and related derivatives.)

Prior to the adoption of SFAS No. 159 on January 1, 2008, the Company’s forward delivery commitments related to its MLHS were designated and classified as fair value hedges to the extent that they qualified for hedge accounting under SFAS No. 133. Forward delivery commitments on MBS or whole loans that did not qualify for hedge accounting were considered freestanding derivatives. Changes in the fair value of all forward delivery commitments on MBS or whole loans were recorded as a component of Gain on mortgage loans, net in the Consolidated Statements of Operations. Changes in the fair value of MLHS were recorded as a component of Gain on mortgage loans, net to the extent that they qualified for hedge accounting under SFAS No. 133. Changes in the fair value of MLHS were not recorded to the extent the hedge relationship was deemed to be ineffective under SFAS No. 133.

The following table provides a summary of the changes in the fair values of IRLCs, MLHS and the related derivatives:

	Year Ended December 31,
	2007	2006
	(In millions)

Change in value of IRLCs	$(12)	$(18)
Change in value of MLHS	(4)	4

Total change in value of IRLCs and MLHS	(16)	(14)

Mark-to-market of derivatives designated as hedges of MLHS	(7)	(11)
Mark-to-market of freestanding derivatives(1)	(11)	21

Net (loss) gain on derivatives	(18)	10

Net loss on hedging activities(2)	$(34)	$(4)

(1)	Amount includes $(17) million of ineffectiveness recognized on hedges of MLHS during the year ended December 31, 2007 due to the application of SFAS No. 133. The amount of ineffectiveness recognized on hedges of MLHS due to the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application of SFAS No. 133 was insignificant during the year ended December 31, 2006. In accordance with SFAS No. 133, the change in the value of MLHS is only recorded to the extent the related derivatives are considered hedge effective. The ineffective portion of designated derivatives represents the change in the fair value of derivatives for which there were no corresponding changes in the value of the loans that did not qualify for hedge accounting under SFAS No. 133.

(2)	During the years ended December 31, 2007 and 2006, the Company recognized $(11) million and $(7) million, respectively, of hedge ineffectiveness on derivatives designated as hedges of MLHS that qualified for hedge accounting under SFAS No. 133.

Mortgage Servicing Rights.  The Company’s MSRs are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. From time-to-time, the Company uses a combination of derivative instruments to offset potential adverse changes in the fair value of its MSRs that could affect reported earnings. The change in fair value of derivatives is intended to react in the opposite direction of the change in the fair value of MSRs. The MSRs derivatives generally increase in value as interest rates decline and decrease in value as interest rates rise. The effectiveness of derivatives related to MSRs is dependent upon the level at which the change in fair value of the derivatives, which is primarily driven by changes in interest rates, correlates to the change in fair value of the MSRs, which is influenced by changes in interest rates as well as other factors, including home prices, underwriting standards and product characteristics. For all periods presented, all of the derivatives associated with the MSRs were freestanding derivatives and were not designated in a hedge relationship pursuant to SFAS No. 133. These derivatives are classified as Other assets or Other liabilities in the Consolidated Balance Sheets with changes in their fair values recorded in Net derivative (loss) gain related to mortgage servicing rights in the Consolidated Statements of Operations.

The Company has used the following instruments in its risk management activities related to its MSRs:

▪	Interest rate swap contracts: represent agreements to exchange interest rate payments on underlying notional amounts. In the hedge of the Company’s MSRs, the Company generally receives the fixed rate and pays the variable rate. Such contracts increase in value as interest rates decline.

▪	Interest rate futures contracts: represent obligations to purchase or deliver financial instruments at a future date based upon underlying debt securities (such as Treasuries or Ginnie Mae MBS). Interest rate futures contracts increase in value as the interest rate on the underlying instrument declines.

▪	Interest rate forward contracts: represent obligations to purchase or deliver financial instruments to specific counterparties at future dates based upon underlying debt securities. Interest rate forward contracts increase in value as the interest rate on the underlying instrument declines.

▪	Mortgage forward contracts: represent obligations to buy MBS at a specified price in the future. Sometimes referred to as “to be announced” securities. Mortgage forward contracts increase in value as interest rates decline.

▪	Options on forward contracts: represent rights to buy or sell the underlying financial instruments such as MBS.

▪	Options on futures contracts: represent rights to buy or sell the underlying financial instruments such as MBS, generally through an exchange.

▪	Options on swap contracts: represent rights to enter into predetermined interest rate swaps at a future date (sometimes referred to as “swaptions”). In a receiver swaption, the fixed rate is received and the variable rate is paid upon exercise of the option. Receiver swaptions generally increase in value as rates fall. Conversely, in a payor swaption, the fixed rate is paid and the variable rate is received upon the exercise of the option. Payor swaptions generally increase in value as rates rise.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

▪	Principal-only swaps: represent agreements to exchange the principal amount of underlying securities and are economically similar to purchasing principal-only securities. Principal-only swaps increase in value as interest rates decline.

During the year ended December 31, 2008, the Company assessed the composition of its capitalized mortgage loan servicing portfolio and its relative sensitivity to refinance if interest rates decline, the cost of hedging and the anticipated effectiveness of the hedge given the current economic environment. Based on that assessment, the Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008. As of December 31, 2008, there were no open derivatives related to MSRs.

The net activity in the Company’s derivatives related to MSRs consisted of:

	Year Ended December 31,
	2008		2007		2006
	(In millions)

Net balance, beginning of period	$68	(1)	$—	(2)	$44	(3)
Additions	129		252		178
Changes in fair value	(179)		96		(145)
Net settlement proceeds	(18)		(280)		(77)

Net balance, end of period	$—	(4)	$68	(1)	$—	(2)

(1)	The net balance represents the gross asset of $152 million (recorded within Other assets in the Consolidated Balance Sheet) net of the gross liability of $84 million (recorded within Other liabilities in the Consolidated Balance Sheet).

(2)	The net balance represents the gross asset of $56 million (recorded within Other assets) net of the gross liability of $56 million (recorded within Other liabilities).

(3)	The net balance represents the gross asset of $73 million (recorded within Other assets) net of the gross liability of $29 million (recorded within Other liabilities).

(4)	As of December 31, 2008, there were no open derivatives related to MSRs.

Debt.  The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed-and variable-rate assets and liabilities. Derivative instruments used in these hedging strategies include swaps, interest rate caps and instruments with purchased option features. To more closely match the characteristics of the related assets, including the Company’s net investment in variable-rate lease assets, the Company either issues variable-rate debt or fixed-rate debt, which may be swapped to variable LIBOR-based rates. The derivatives used to manage the risk associated with the Company’s fixed-rate debt include instruments that were designated as fair value hedges as well as instruments that were not designated as fair value hedges. The terms of the derivatives that were designated as fair value hedges match those of the underlying hedged debt resulting in no net impact on the Company’s results of operations during the years ended December 31, 2008, 2007 and 2006, except to create the accrual of interest expense at variable rates. The net gains recognized during the years ended December 31, 2008 and 2006 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133 were not significant and were recorded in Mortgage interest expense in the Consolidated Statements of Operations. The Company recognized a net gain of $1 million during the year ended December 31, 2007 related to instruments which did not qualify for hedge accounting treatment pursuant to SFAS No. 133, which was recorded in Mortgage interest expense in the Consolidated Statement of Operations.

From time-to-time, the Company uses derivatives that convert variable cash flows to fixed cash flows to manage the risk associated with its variable-rate debt and net investment in variable-rate lease assets. Such derivatives may include freestanding derivatives and derivatives designated as cash flow hedges. The Company recognized a net loss of $4 million during the year ended December 31, 2008 related to instruments that were not designated as cash flow hedges, which was recorded in Fleet interest expense in the Consolidated Statement of Operations. Net gains recognized during the years ended December 31, 2007 and 2006 related to instruments that

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were not designated as cash flow hedges were not significant and were recorded in Fleet interest expense in the Consolidated Statements of Operations.

See, Note 12, “Debt and Borrowing Arrangements” for a discussion of hedging transactions entered into in conjunction with the offering of the Convertible Notes.

Credit Risk and Exposure

The Company originates loans in all 50 states and the District of Columbia. Concentrations of credit risk are considered to exist when there are amounts loaned to multiple borrowers with similar characteristics, which could cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. California was the only state that represented more than 10% of the unpaid principal balance in the Company’s loan servicing portfolio, accounting for approximately 12% of the balance as of December 31, 2008. For the year ended December 31, 2008, approximately 36% of loans originated by the Company were derived from Realogy Corporation’s owned real estate brokerage business, NRT Incorporated (“NRT”), and relocation business, Cartus Corporation (“Cartus”) or its franchisees. In addition, approximately 21% and 16% of the Company’s mortgage loan originations during the year ended December 31, 2008 were from two private-label partners, Merrill Lynch Credit Corporation and Charles Schwab Bank, respectively.

The Company is exposed to commercial credit risk for its clients under the lease and service agreements for PHH Vehicle Management Services Group LLC (“PHH Arval”) (the Company’s Fleet Management Services business). The Company manages such risk through an evaluation of the financial position and creditworthiness of the client, which is performed on at least an annual basis. The lease agreements generally allow PHH Arval to refuse any additional orders; however, PHH Arval would remain obligated for all units under contract at that time. The service agreements can generally be terminated upon 30 days written notice. PHH Arval had no significant client concentrations as no client represented more than 5% of the Net revenues of the business during the year ended December 31, 2008. PHH Arval’s historical net credit losses as a percentage of the ending balance of Net investment in fleet leases have not exceeded 0.03% in any of the last three years.

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and/or requiring collateral, typically cash, in instances in which financing is provided. The Company attempts to mitigate counterparty credit risk associated with its derivative contracts by monitoring the amount for which it is at risk with each counterparty to such contracts, requiring collateral posting, typically cash, above established credit limits, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing the risk among multiple counterparties.

As of December 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties with respect to our derivative transactions. Concentrations of credit risk associated with receivables are considered minimal due to the Company’s diverse client base. With the exception of the financing provided to customers of its mortgage business, the Company does not normally require collateral or other security to support credit sales.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Vehicle Leasing Activities

The components of Net investment in fleet leases were as follows:

	December 31,
	2008	2007
	(In millions)

Operating Leases:
Vehicles under open-end operating leases	$7,542	$7,350
Vehicles under closed-end operating leases	266	251

Vehicles under operating leases	7,808	7,601
Less: Accumulated depreciation	(3,999)	(3,827)

Net investment in operating leases	3,809	3,774

Direct Financing Leases:
Lease payments receivable	141	182
Less: Unearned income	(7)	(11)

Net investment in direct financing leases	134	171

Off-Lease Vehicles:
Vehicles not yet subject to a lease	254	274
Vehicles held for sale	18	13
Less: Accumulated depreciation	(11)	(8)

Net investment in off-lease vehicles	261	279

Net investment in fleet leases	$4,204	$4,224

	December 31,
	2008	2007

Vehicles under open-end leases	94%	96%
Vehicles under closed-end leases	6%	4%
Vehicles under fixed-rate leases	27%	28%
Vehicles under variable-rate leases	73%	72%

At December 31, 2008, future minimum lease payments to be received on the Company’s operating and direct financing leases were as follows:

	Future Minimum
	Lease Payments(1)
		Direct
	Operating	Financing
	Leases	Leases
	(In millions)

2009	$1,159	$28
2010	57	10
2011	42	7
2012	32	6
2013	24	3
Thereafter	12	9

	$1,326	$63

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Amounts included for the interest component of the future minimum lease payments are based on the interest rate in effect at the inception of each lease. Any changes in the interest rates associated with variable-rate leases in periods subsequent to the inception of the lease are used to calculate contingent rentals. Contingent rentals from operating leases were $(16) million and $10 million for the years ended December 31, 2008 and 2006, respectively. Contingent rentals from operating leases were not significant for the year ended December 31, 2007. Contingent rentals from direct financing leases were not significant for the years ended December 31, 2008, 2007 and 2006.

The future minimum lease payments disclosed above include the monthly payments for the unexpired portion of the minimum lease term, which is 12 months under the Company’s open-end lease agreements, and the residual values guaranteed by the lessees during the minimum lease term. These leases may be continued after the minimum lease term at the lessee’s election.

10.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of:

	December 31,
	2008	2007
	(In millions)

Furniture, fixtures and equipment	$80	$79
Capitalized software	112	93
Building and leasehold improvements	10	10

	202	182
Less: Accumulated depreciation and amortization	(139)	(121)

	$63	$61

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	December 31,
	2008	2007
	(In millions)

Accounts payable	$242	$304
Accrued interest	23	37
Accrued payroll and benefits	38	34
Income taxes payable	—	34
Other	148	124

	$451	$533

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s indebtedness as of December 31, 2008 and 2007:

	December 31,
	2008
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/			Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(17)	Rate(2)		Date	Receivable	Cash	Sale	Leases(3)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,371	$2,500			2/26/2009
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			2/26/2009
Other	5	5			3/2010- 5/2014

Total Vehicle Management Asset-Backed Debt	3,376	3,505	3.6	%(4)		$22	$320	$—	$3,692

RBS Repurchase Facility(5)	411	1,500	4.0%		6/24/2010	—	—	456	—
Citigroup Repurchase Facility(6)	10	500	1.7%		2/26/2009	—	—	12	—
Fannie Mae Repurchase Facilities(7)	149	149	1.0%		N/A	—	—	149	—
Mortgage Venture Repurchase Facility(8)	115	225	1.7%		5/28/2009	—	25	128	—
Other	7	7	5.3%		10/29/2009	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	692	2,381				—	25	752	—

			6.5	%-	4/2010-
Term Notes(9)	441	441	7.9	%(10)	4/2018	—	—	—	—
Credit Facilities(11)	1,035	1,303	1.3	%(12)	1/6/2011	—	—	—	—
Convertible Notes(13)	208	208	4.0%		4/15/2012	—	—	—	—
Other	12	12				—	—	—	—

Total Unsecured Debt	1,696	1,964				—	—	—	—

Total Debt	$5,764	$7,850				$22	$345	$752	$3,692

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007
						Assets Held as Collateral(1)
								Mortgage	Net
					Maturity/		Cash and	Loans	Investment
			Interest		Expiry	Accounts	Restricted	Held for	in Fleet
	Balance	Capacity(17)	Rate(2)		Date	Receivable	Cash	Sale	Leases(3)
	(Dollars in millions)

Chesapeake Series 2006-1 Variable Funding Notes	$2,548	$2,900			3/4/2008
Chesapeake Series 2006-2 Variable Funding Notes	1,000	1,000			11/28/2008
Other	8	8			4/2008- 3/2013

Total Vehicle Management Asset-Backed Debt	3,556	3,908	5.7	%(4)		$28	$308	$—	$3,838

RBS Repurchase Facility(5)	532	1,000	5.4%		10/30/2008	—	1	550	—
Mortgage Repurchase Facility(14)	251	275	5.1%		10/27/2008	—	12	268	—
Mortgage Venture Repurchase Facility(8)	304	350	5.4%		6/30/2008	—	32	311	—
Mortgage Venture Secured Line of Credit(15)	17	150	5.5%		10/3/2008	—	11	49	—
Other	7	15	6.6%		8/18/2008	—	—	7	—

Total Mortgage Warehouse Asset-Backed Debt	1,111	1,790				—	56	1,185	—

			5.5	%-	1/2008-
Term Notes(9)	633	633	7.9	%(10)	4/2018	—	—	—	—
Commercial Paper	132	132	6.0	%(16)	1/2008	—	—	—	—
Credit Facilities(11)	840	1,300	4.5	%(12)	1/6/2011	—	—	—	—
Other	7	7				—	—	—	—

Total Unsecured Debt	1,612	2,072				—	—	—	—

Total Debt	$6,279	$7,770				$28	$364	$1,185	$3,838

(1)	Assets held as collateral are not available to pay the Company’s general obligations.

(2)	Represents the variable interest rate as of December 31, of the respective year, with the exception of total vehicle management asset-backed debt, term notes, the Convertible Notes and commercial paper.

(3)	The titles to all the vehicles collateralizing the debt issued by Chesapeake are held in a bankruptcy remote trust and the Company acts as a servicer of all such leases. The bankruptcy remote trust also acts as a lessor under both operating and direct financing lease agreements.

(4)	Represents the weighted-average interest rate of the Company’s vehicle management asset-backed debt arrangements for the years ended December 31, 2008 and 2007, respectively.

(5)	The Company maintains a variable-rate committed mortgage repurchase facility (the “RBS Repurchase Facility”) with The Royal Bank of Scotland plc (“RBS”). See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.

(6)	On February 28, 2008, the Company entered into a 364-day $500 million variable-rate committed mortgage repurchase facility by executing a Master Repurchase Agreement and Guaranty with Citigroup Global Markets Realty Corp. (together, the “Citigroup Repurchase Facility”). The Company repaid all outstanding obligations under the Citigroup Repurchase Facility as of February 26, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	The balance and capacity represents amounts outstanding under the Company’s variable-rate uncommitted mortgage repurchase facilities approximating $1.5 billion as of December 31, 2008 with Fannie Mae (the “Fannie Mae Repurchase Facilities”).

(8)	The Mortgage Venture maintains a variable-rate committed repurchase facility (the “Mortgage Venture Repurchase Facility”) with Bank of Montreal and Barclays Bank PLC as Bank Principals and Fairway Finance Company, LLC and Sheffield Receivables Corporation as Conduit Principals. The balance as of December 31, 2008 and 2007 represents variable-funding notes outstanding under the facility. See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.

(9)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the year ended December 31, 2008, MTNs with a carrying value of $200 million were repaid upon maturity.

(10)	Represents the range of stated interest rates of the MTNs outstanding as of December 31, 2008 and 2007, respectively. The effective rate of interest of the Company’s outstanding MTNs was 7.2% and 6.9% as of December 31, 2008 and 2007, respectively.

(11)	Credit facilities primarily represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(12)	Represents the interest rate on the Amended Credit Facility as of December 31, 2008 and 2007, respectively, excluding per annum utilization and facility fees. The outstanding balance as of December 31, 2008 and 2007 also includes $78 million and $75 million, respectively, outstanding under another variable-rate credit facility that bore interest at 2.8% and 5.0%, respectively. See “Unsecured Debt—Credit Facilities” below for additional information.

(13)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the Convertible Notes was 12.4% as of December 31, 2008. See “Unsecured Debt—Convertible Notes” below for additional information.

(14)	The Company maintained a $275 million variable-rate committed mortgage repurchase facility (the “Mortgage Repurchase Facility”) with Sheffield Receivables Corporation, as conduit principal, and Barclays Bank PLC, as administrative agent that was funded by a multi-seller conduit. During the year ended December 31, 2008, the Company determined that it no longer needed to maintain the Mortgage Repurchase Facility. The parties agreed to terminate the facility on October 27, 2008, and the Company repaid all outstanding obligations as of October 27, 2008. The balance as of December 31, 2007 represents variable-funding notes outstanding under the facility.

(15)	The Mortgage Venture maintained a variable-rate secured line of credit agreement (the “Mortgage Venture Secured Line of Credit”) with Barclays Bank PLC and Bank of Montreal. The Company terminated this facility on December 15, 2008. See “Asset-Backed Debt—Mortgage Warehouse Asset-Backed Debt” below for additional information.

(16)	Represents the weighted-average interest rate on the Company’s outstanding unsecured commercial paper. See “Unsecured Debt—Commercial Paper” below for additional information.

(17)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

The fair value of the Company’s Debt was $4.8 billion and $6.3 billion as of December 31, 2008 and 2007, respectively.

Asset-Backed Debt

Vehicle Management Asset-Backed Debt

Vehicle management asset-backed debt primarily represents variable-rate debt issued by the Company’s wholly owned subsidiary, Chesapeake, to support the acquisition of vehicles used by the Fleet Management Services segment’s leasing operations. During the year ended December 31, 2008, the agreements governing the Series 2006-1 notes and Series 2006-2 notes were amended to extend the scheduled expiry date of both series of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes to February 26, 2009 (the “Scheduled Expiry Date”), reduce the capacity of the Series 2006-1 notes from $2.9 billion to $2.5 billion, and increase the commitment and program fee rates and modify certain other covenants and terms of both series of notes. The capacity of the Series 2006-2 notes, of $1.0 billion, was not impacted by the amendments executed during the year ended December 31, 2008.

On February 27, 2009, the Company amended the agreement governing the Series 2006-1 notes to extend the Scheduled Expiry Date to March 27, 2009 in order to provide additional time for the Company and the lenders of the Chesapeake notes to evaluate the long-term funding arrangements for its Fleet Management Services segment. The amendment also includes a reduction in the total capacity of the Series 2006-1 notes from $2.5 billion to $2.3 billion and the payment of certain extension fees. Additionally, on February 26, 2009 the Company elected to allow the Series 2006-2 notes to amortize in accordance with their terms. During the amortization period, the Company will be unable to borrow additional amounts under the Series 2006-2 notes, and monthly repayments will be made on the notes through the earlier of 125 months following February 26, 2009 or when the notes are paid in full based on an allocable share of the collection of cash receipts of lease payments from its clients relating to the collateralized vehicle leases and related assets (the “Amortization Period”). During the Amortization Period, monthly payments would be required to be made based on an allocable share of the collection of cash receipts of lease payments from our clients relating to the collateralized vehicle leases and related assets. The allocable share is based upon the outstanding balance of those notes relative to all other outstanding series notes issued by Chesapeake as of the commencement of the Amortization Period. After the payment of interest, servicing fees, administrator fees and servicer advance reimbursements, any monthly collections during the Amortization Period of a particular series would be applied to reduce the principal balance of the series notes.

As of December 31, 2008, 88% of the Company’s fleet leases collateralize the debt issued by Chesapeake. These leases include certain eligible assets representing the borrowing base of the variable funding notes (the “Chesapeake Lease Portfolio”). Approximately 98% of the Chesapeake Lease Portfolio as of December 31, 2008 consisted of open-end leases, in which substantially all of the residual risk on the value of the vehicles at the end of the lease term remains with the lessee. As of December 31, 2008, the Chesapeake Lease Portfolio consisted of 24% and 76% fixed-rate and variable-rate leases, respectively. As of December 31, 2008, the top 25 client lessees represented approximately 48% of the Chesapeake Lease Portfolio, with no client exceeding 5%.

Mortgage Warehouse Asset-Backed Debt

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

On June 30, 2008, the Company amended the Mortgage Venture Repurchase Facility by executing the Amended and Restated Master Repurchase Agreement (the “Mortgage Venture Amended Repurchase Agreement”) and the Amended and Restated Servicing Agreement. The Mortgage Venture Amended Repurchase Agreement extended the maturity date to May 28, 2009, with an option for a 364-day renewal, subject to agreement by the parties, and increased the annual liquidity and program fees.

On October 3, 2008, the Mortgage Venture Secured Line of Credit was amended, which reduced the Company’s availability from $150 million to $75 million, subject to a combined capacity with the Mortgage Venture Repurchase Facility of $350 million, and extended the expiration date from October 3, 2008 to December 15, 2008.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 15, 2008, the parties agreed to terminate the Mortgage Venture Secured Line of Credit, and the Company repaid all outstanding obligations as of December 15, 2008. In addition, on December 15, 2008, the parties agreed to amend the Mortgage Venture Repurchase Facility to, among other things: (i) immediately reduce the total committed capacity of the Mortgage Venture Repurchase Facility from $350 million to $225 million, and, through a series of additional commitment reductions during the first quarter of 2009, reduce the total committed capacity to $125 million by March 31, 2009; (ii) permit up to $75 million of certain subordinated indebtedness to be incurred by the Mortgage Venture; and (iii) amend certain other covenants and terms. In December 2008, the Company entered into a $75 million unsecured subordinated intercompany line of credit agreement with the Mortgage Venture (the “Intercompany Line of Credit”) in order to increase the Mortgage Venture’s borrowing capacity to fund MLHS and support certain covenants. See Note 20, “Variable Interest Entities” for discussion regarding the subordinated indebtedness.

Unsecured Debt

Commercial Paper

The Company’s policy is to maintain available capacity under its committed unsecured credit facilities to fully support its outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. The Company did not have any unsecured commercial paper obligations outstanding as of December 31, 2008. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of December 31, 2008 and 2007, borrowings under the Amended Credit Facility bore interest at a margin of 47.5 basis points (“bps”) over a benchmark index of either LIBOR or the federal funds rate (the “Benchmark Rate”). The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2008 and December 31, 2007, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively.

On December 8, 2008, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Baa3 to Ba1. In addition, on February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+, and Fitch Ratings’ rating of our senior unsecured long-term debt was lowered to BB+ on February 26, 2009. As a result, borrowings under the Amended Credit Facility after the downgrade bear interest at the Benchmark Rate plus a margin of 70 bps. In addition, the facility fee under the Amended Credit Facility increased to 17.5 bps, while the utilization fee remained 12.5 bps.

Convertible Notes

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

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, the Company recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Mortgage interest expense in the Consolidated Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes.

The New York Stock Exchange (the “NYSE”) regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. As a result of this limitation, the Company determined that at the time of issuance of the Convertible Notes the Conversion Option and the Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative asset, respectively, under SFAS No. 133 with the offsetting changes in their fair value recognized in Mortgage interest expense, thus having no net impact on the Consolidated Statements of Operations. The Company determined the Sold Warrants were indexed to its own stock and met all the criteria for equity classification. The Sold Warrants were recorded within Additional paid-in capital in the Consolidated Financial Statements and have no impact on the Company’s Consolidated Statements of Operations. On June 11, 2008, the Company’s stockholders approved the issuance of Common stock by the Company to satisfy the rules of the NYSE. As a result of this approval, the Company determined the Conversion Option and Purchased Options were indexed to its own stock and met all the criteria for equity classification. As such, the Conversion Option (derivative liability) and Purchased Options (derivative asset) were adjusted to their respective fair values of $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Consolidated Financial Statements, net of unamortized issuance costs and related income taxes.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2008 except for the Company’s vehicle management asset-backed notes, where estimated payments have been used assuming the underlying agreements were not renewed (the indentures related to vehicle management asset-backed

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes require principal payments based on cash inflows relating to the securitized vehicle leases and related assets if the indentures are not renewed on or before the Scheduled Expiry Date):

	Asset-Backed	Unsecured	Total
	(In millions)

Within one year	$1,280	$12	$1,292
Between one and two years	1,425	5	1,430
Between two and three years	745	1,035	1,780
Between three and four years	435	208	643
Between four and five years	167	427	594
Thereafter	16	9	25

	$4,068	$1,696	$5,764

As of December 31, 2008, available funding under the Company’s asset-backed debt arrangements and unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Asset-Backed Funding Arrangements
Vehicle management(2)	$3,505	$3,376	$129
Mortgage warehouse	2,381	692	1,689
Unsecured Committed Credit Facilities(3)	1,303	1,043	260

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements. With respect to asset-backed funding arrangements, capacity may be further limited by the availability of asset eligibility requirements under the respective agreements.

(2)	On February 27, 2009, the Scheduled Expiry Date of the Series 2006-1 notes was extended from February 26, 2009 to March 27, 2009 and the capacity was reduced from $2.5 billion to $2.3 billion. In addition, the Amortization Period of the Series 2006-2 notes, with a capacity of $1.0 billion, began, during which the Company will be unable to borrow additional amounts under these notes.

(3)	Utilized capacity includes $8 million of letters of credit issued under the Amended Credit Facility.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, material adverse change, liquidity maintenance, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility, the RBS Repurchase Facility, the Citigroup Repurchase Facility and the Mortgage Venture Repurchase Facility require that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The Mortgage Venture Repurchase Facility also requires that the Mortgage Venture maintains consolidated tangible net worth greater than $50 million at any time. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. In addition, the RBS Repurchase Facility requires the Company to maintain at least $3.0 billion in committed mortgage repurchase or warehouse facilities, including the RBS Repurchase Facility, and the uncommitted Fannie Mae Repurchase Facilities. At December 31, 2008, the Company was in compliance with all of its financial covenants related to its debt arrangements.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Convertible Notes Indenture does not contain any financial ratios, but does require that the Company make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Annual Report on Form 10-K for the year ended December 31, 2008, the Company is in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

13.	Pension and Other Post Employment Benefits

Defined Contribution Savings Plans

The Company and the Mortgage Venture sponsor separate defined contribution savings plans that provide certain eligible employees of the Company and the Mortgage Venture an opportunity to accumulate funds for retirement. The Company and the Mortgage Venture match the contributions of participating employees on the basis specified by these plans. The Company’s cost for contributions to these plans was $13 million, $15 million and $16 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date for all of the Company’s benefit obligations and plan assets is December 31. The following table provides benefit obligations, plan assets and the funded status of the Company’s defined benefit pension and OPEB plans:

			Other Post
			Employment
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(In millions)

Benefit obligation—December 31	$31	$29	$2	$2
Fair value of plan assets—December 31	21	25	—	—

Funded status	(10)	(4)	(2)	(2)
Unfunded pension liability recorded in Accumulated other comprehensive (loss) income:
Net loss	15	5	—	—
Transition obligation	—	—	—	—

Net amount recognized—December 31	$5	$1	$(2)	$(2)

During the years ended December 31, 2008 and 2007, the net periodic benefit cost related to the defined benefit pension plan was not significant. During the year ended December 31, 2006, the net periodic benefit cost related to the defined benefit pension plan was $1 million. The expense recorded for the OPEB plan during the years ended December 31, 2008, 2007 and 2006 was not significant.

As of December 31, 2008, future expected benefit payments to be made from the plan’s assets, which reflect expected future service, as appropriate, under the Company’s defined benefit pension plan were $1 million in each of the years ending December 31, 2009 through 2011, $2 million in the years ending December 31, 2012 and 2013 and $10 million for the five years ending December 31, 2018.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at the discretion of the Company. The Company made a contribution of $4 million to its defined benefit pension plan during the year ended December 31, 2008. The Company did not make a contribution to the defined benefit pension plan during the year ended December 31, 2007. The Company expects to make contributions estimated between $1 million and $3 million to its defined benefit pension plan during the year ended December 31, 2009.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

The (Benefit from) provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Current:
Federal	$(27)	$29	$23
State	(14)	(4)	(2)
Foreign	7	16	1

	(34)	41	22

Income Tax Contingencies:
Change in income tax contingencies	(11)	(8)	11
Interest and penalties	(2)	2	1

	(13)	(6)	12

Deferred:
Federal	(123)	(56)	(29)
State	6	(8)	—
Foreign	(1)	(5)	5

	(118)	(69)	(24)

(Benefit from) provision for income taxes	$(165)	$(34)	$10

Loss before income taxes and minority interest consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Domestic operations	$(465)	$(78)	$(22)
Foreign operations	22	33	18

Loss before income taxes and minority interest	$(443)	$(45)	$(4)

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes were comprised of the following:

	December 31,
	2008	2007
	(In millions)

Deferred income tax assets:
Accrued liabilities, provisions for losses and deferred income	$76	$159
Federal loss carryforwards and credits	133	18
State loss carryforwards and credits	84	69
Purchased mortgage servicing rights	—	6
Alternative minimum tax credit carryforward	27	67
Other	10	1

Deferred income tax assets	330	320
Valuation allowance	(77)	(69)

Deferred income tax assets, net of valuation allowance	253	251

Deferred income tax liabilities:
Originated mortgage servicing rights	315	429
Purchased mortgage servicing rights	19	—
Depreciation and amortization	498	490
Other	—	29

Deferred income tax liabilities	832	948

Net deferred income tax liability	$579	$697

The deferred income tax assets valuation allowances of $77 million and $69 million at December 31, 2008 and 2007, respectively, primarily relate to federal and state loss carryforwards. The valuation allowance will be reduced when and if the Company determines that it is more likely than not that all or a portion of the deferred income tax assets will be realized. The federal and state loss carryforwards expire from 2010 to 2028 and from 2009 to 2028, respectively.

The Company has an alternative minimum tax credit of $27 million that is not subject to limitations. The credits existing at the time of the Spin-Off of $23 million were evaluated, and the appropriate actions were taken by Cendant Corporation (now known as Avis Budget Group, Inc., but referred to as “Cendant” within these Notes to Consolidated Financial Statements) and the Company to make the credits available to the Company after the Spin-Off. The Company has determined at this time that it can utilize all alternative minimum tax carryforwards in future years; therefore, no reserve or valuation allowance has been recorded.

No provision has been made for federal deferred income taxes on approximately $81 million of accumulated and undistributed earnings of the Company’s foreign subsidiaries at December 31, 2008 since it is the present intention of management to reinvest the undistributed earnings indefinitely in those foreign operations. The determination of the amount of unrecognized federal deferred income tax liability for unremitted earnings is not practicable.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total income taxes differ from the amount that would be computed by applying the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions, except for percentages)

Loss before income taxes and minority interest	$(443)	$(45)	$(4)
Statutory federal income tax rate	(35)%	(35)%	(35)%

Income taxes computed at statutory federal rate	$(155)	$(16)	$(1)
State and local income taxes, net of federal tax benefits	(25)	(8)	(5)
Liabilities for income tax contingencies	(2)	2	12
Changes in state apportionment factors	(3)	4	3
Changes in valuation allowance	8	(20)	1
Non-deductible portion of Goodwill impairment	14	—	—
Other	(2)	4	—

(Benefit from) provision for income taxes	$(165)	$(34)	$10

Calculated effective tax rate	(37.2)%	(76.1)%	249.1%

During the year ended December 31, 2008, the Company recorded an $8 million increase in valuation allowances for deferred tax assets ($17 million of this increase was primarily due to loss carryforwards generated during the year ended December 31, 2008 for which the Company believes it is more likely than not that the loss carryforwards will not be realized, partially offset by a $9 million reduction in certain loss carryforwards as a result of the IRS Method Change), a $3 million deferred state income tax benefit representing the change in estimated state apportionment factors and a $2 million decrease in liabilities for income tax contingencies, all of which significantly impacted its effective tax rate for that year. A portion of the Goodwill impairment charge was not deductible for federal and state income tax purposes, which impacted the calculated effective tax rate for the year ended December 31, 2008 by $14 million. In addition, the Company recorded a state income tax benefit of $25 million. Due to the Company’s mix of income and loss from its operations by entity and state income tax jurisdiction, there was a significant difference between the state income tax effective rates during the years ended December 31, 2008, 2007 and 2006.

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

In connection with the Spin-Off, the Company and Cendant entered into a tax sharing agreement more fully described in Note 15, “Commitments and Contingencies.”

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

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

Cendant disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Cendant 2007 Form 10-K”) (filed on February 29, 2008 under Avis Budget Group, Inc.) that it and its subsidiaries are the subject of an IRS audit for the tax years ended December 31, 2003 through 2006. The Company, since it was a subsidiary of Cendant through January 31, 2005, is included in this IRS audit of Cendant. Under certain provisions of the IRS regulations, the Company and its subsidiaries are subject to several liability to the IRS (together with Cendant and certain of its affiliates (the “Cendant Group”) prior to the Spin-Off) for any consolidated federal income tax liability of the Cendant Group arising in a taxable year during any part of which they were members of the Cendant Group. Cendant also disclosed in the Cendant 2007 Form 10-K that it settled the IRS audit for the taxable years 1998 through 2002 that included the Company. As provided in the Amended Tax Sharing Agreement, Cendant is responsible for and required to pay to the IRS all taxes required to be reported on the consolidated federal returns for taxable periods ended on or before January 31, 2005. Pursuant to the Amended Tax Sharing Agreement, Cendant is solely responsible for separate state taxes on a significant number of the Company’s income tax returns for years 2003 and prior. In addition, Cendant is solely responsible for paying tax deficiencies arising from adjustments to the Company’s federal income tax returns and for the Company’s state and local income tax returns filed on a consolidated, combined or unitary basis with Cendant for taxable periods ended on or before the Spin-Off, except for those taxes which might be attributable to the Spin-Off or internal reorganization transactions relating thereto, as more fully discussed above. The Company will be solely responsible for any tax deficiencies arising from adjustments to separate state and local income tax returns for taxable periods ending after 2003 and for adjustments to federal and all state and local income tax returns for periods after the Spin-Off.

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

Loan Servicing

The Company sells a majority of its loans on a non-recourse basis. The Company also provides representations and warranties to purchasers and insurers of the loans sold. In the event of a breach of these representations and warranties, the Company may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by the Company. If there is no breach of a representation and warranty provision, the Company has no obligation to repurchase the loan or indemnify the investor against loss. The unpaid principal balance of the loans sold by the Company represents the maximum potential exposure to representation and warranty provisions; however, the Company cannot estimate its maximum exposure because it does not service all of the loans for which it has provided a representation and warranty.

The Company had a program that provided credit enhancement for a limited period of time to the purchasers of mortgage loans by retaining a portion of the credit risk. The Company is no longer selling loans into this program. The retained credit risk related to this program, which represents the unpaid principal balance of the loans, was $407 million as of December 31, 2008, 3.03% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans). In addition, the outstanding balance of other loans sold with specific recourse by the Company and those for which a breach of a representation or warranty provision was identified subsequent to sale was $302 million as of December 31, 2008, 10.44% of which were at least 90 days delinquent (calculated based upon the unpaid principal balance of the loans).

As of December 31, 2008, the Company had a liability of $33 million, included in Other liabilities in the Consolidated Balance Sheet, for probable losses related to the Company’s recourse exposure.

Mortgage Loans in Foreclosure

Mortgage loans in foreclosure represent the unpaid principal balance of mortgage loans for which foreclosure proceedings have been initiated, plus recoverable advances made by the Company on those loans. These amounts are recorded net of an allowance for probable losses on such mortgage loans and related advances. As of December 31, 2008, mortgage loans in foreclosure were $89 million, net of an allowance for probable losses of $24 million, and were included in Other assets in the Consolidated Balance Sheet. See Note 19, “Fair Value Measurements” for additional information regarding mortgage loans in foreclosure.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Owned

Real estate owned, which are acquired from mortgagors in default, are recorded at the lower of the adjusted carrying amount at the time the property is acquired or fair value. Fair value is determined based upon the estimated net realizable value of the underlying collateral less the estimated costs to sell. As of December 31, 2008, real estate owned were $30 million, net of a $25 million adjustment to record these amounts at their estimated net realizable value, and were included in Other assets in the Consolidated Balance Sheet.

Mortgage Reinsurance

Through the Company’s wholly owned mortgage reinsurance subsidiary, Atrium, the Company has entered into contracts with four primary mortgage insurance companies to provide mortgage reinsurance on certain mortgage loans, consisting of two active contracts and two inactive contracts. Through these contracts, the Company is exposed to losses on mortgage loans pooled by year of origination. As of December 31, 2008, the contractual reinsurance period for each pool was 10 years and the weighted-average reinsurance period was 6.4 years. Loss rates on these pools are determined based on the unpaid principal balance of the underlying loans. The Company indemnifies the primary mortgage insurers for losses that fall between a stated minimum and maximum loss rate on each annual pool. In return for absorbing this loss exposure, the Company is contractually entitled to a portion of the insurance premium from the primary mortgage insurers. The Company is required to hold securities in trust related to this potential obligation, which were $261 million and were included in Restricted cash in the Consolidated Balance Sheet as of December 31, 2008. The Company did not have any contractual reinsurance payments outstanding at December 31, 2008. As of December 31, 2008, a liability of $83 million was included in Other liabilities in the Consolidated Balance Sheet for incurred and incurred but not reported losses associated with the Company’s mortgage reinsurance activities, which was determined on an undiscounted basis. During the year ended December 31, 2008, the Company recorded expense associated with the liability for estimated losses of $51 million within Loan servicing income in the Consolidated Statement of Operations.

Loan Funding Commitments

As of December 31, 2008, the Company had commitments to fund mortgage loans with agreed-upon rates or rate protection amounting to $4.2 billion. Additionally, as of December 31, 2008, the Company had commitments to fund open home equity lines of credit of $66 million and construction loans to individuals of $8 million.

Forward Delivery Commitments

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company may settle the forward delivery commitments on MBS or whole loans on a net basis; therefore, the commitments outstanding do not necessarily represent future cash obligations. The Company’s $2.1 billion of forward delivery commitments as of December 31, 2008 generally will be settled within 90 days of the individual commitment date.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2008 were as follows:

Future
Minimum
Lease
Payments
(In millions)

2009	$21
2010	20
2011	20
2012	18
2013	15
Thereafter	84

$178

Commitments under capital leases as of December 31, 2008 and 2007 were not significant. The Company incurred rental expense of $32 million, $37 million and $35 million during the years ended December 31, 2008, 2007 and 2006, respectively. Rental expense for each of the years ended December 31, 2008 and 2007 included $1 million of sublease rental income. Sublease rental income for the year ended December 31, 2006 was not significant.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. Aggregate purchase commitments made by the Company as of December 31, 2008 were as follows:

Purchase
Commitments
(In millions)

2009	$70
2010	9
2011	—
2012	—
2013	—
Thereafter	—

$79

Indemnification of Cendant

In connection with the Spin-Off, the Company entered into a separation agreement with Cendant (the “Separation Agreement”), pursuant to which, the Company has agreed to indemnify Cendant for any losses (other than losses relating to taxes, indemnification for which is provided in the Amended Tax Sharing Agreement) that any party seeks to impose upon Cendant or its affiliates that relate to, arise or result from: (i) any of the Company’s liabilities, including, among other things: (a) all liabilities reflected in the Company’s pro forma balance sheet as of September 30, 2004 or that would be, or should have been, reflected in such balance sheet, (b) all liabilities relating to the Company’s business whether before or after the date of the Spin-Off, (c) all liabilities that relate to, or arise

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from any performance guaranty of Avis Group Holdings, Inc. in connection with indebtedness issued by Chesapeake Funding LLC (which changed its name to Chesapeake Finance Holdings LLC effective March 7, 2006), (d) any liabilities relating to the Company’s or its affiliates’ employees and (e) all liabilities that are expressly allocated to the Company or its affiliates, or which are not specifically assumed by Cendant or any of its affiliates, pursuant to the Separation Agreement or the Amended Tax Sharing Agreement; (ii) any breach by the Company or its affiliates of the Separation Agreement or the Amended Tax Sharing Agreement and (iii) any liabilities relating to information in the registration statement on Form 8-A filed with the SEC on January 18, 2005, the information statement filed by the Company as an exhibit to its Current Report on Form 8-K filed on January 19, 2005 (the “January 19, 2005 Form 8-K”) or the investor presentation filed as an exhibit to the January 19, 2005 Form 8-K, other than portions thereof provided by Cendant.

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

16.	Stock-Related Matters

Reclassification of Authorized Unissued Shares

On March 27, 2008, the Company announced that it had reclassified 8,910,000 shares of its unissued $0.01 par value Preferred stock into the same number of authorized and unissued shares of its $0.01 par value Common stock, subject to further classification or reclassification and issuance by the Company’s Board of Directors. The Company reclassified the shares in order to ensure that a sufficient number of authorized and unissued shares of the Company’s Common stock will be available to satisfy the exercise rights under the Convertible Notes, Purchased Options and Sold Warrants (as further discussed in Note 12, “Debt and Borrowing Arrangements”).

Rights Agreement

The Company entered into a rights agreement, dated as of January 28, 2005, with the Bank of New York, (the “Rights Agreement”) which entitles the Company’s stockholders to acquire shares of its Common stock at a price equal to 50% of the then-current market value in limited circumstances when a third party acquires beneficial ownership of 15% or more of the Company’s outstanding Common stock or commences a tender offer for at least 15% of the Company’s Common stock, in each case, in a transaction that the Company’s Board of Directors does not approve. Under these limited circumstances, all of the Company’s stockholders, other than the person or group that caused the rights to become exercisable, would become entitled to effect discounted purchases of the

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Common stock which would significantly increase the cost of acquiring control of the Company without the support of the Company’s Board of Directors.

Restrictions on Paying Dividends

Many of the Company’s subsidiaries (including certain consolidated partnerships, trusts and other non-corporate entities) are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to PHH Corporation (the parent company). These restrictions relate to loan agreements applicable to certain of the Company’s asset-backed debt arrangements and to regulatory restrictions applicable to the equity of the Company’s insurance subsidiary, Atrium. The aggregate restricted net assets of these subsidiaries totaled $1.1 billion as of December 31, 2008. These restrictions on net assets of certain subsidiaries, however, do not directly limit the Company’s ability to pay dividends from consolidated Retained earnings. As discussed in Note 12, “Debt and Borrowing Arrangements,” certain of the Company’s debt arrangements require maintenance of ratios and contain restrictive covenants applicable to consolidated financial statement elements that potentially could limit its ability to pay dividends.

17.	Accumulated Other Comprehensive (Loss) Income

The after-tax components of Accumulated other comprehensive (loss) income were as follows:

		Unrealized
	Currency	Gains (Losses)		Accumulated
	Translation	on Available-	Pension	Other Comprehensive
	Adjustment	for-Sale Securities	Adjustment	Income (Loss)
	(In millions)

Balance at December 31, 2005	$16	$2	$(6)	$12
Change during 2006	(1)	—	2	1

Balance at December 31, 2006	15	2	(4)	13
Change during 2007	17	(2)	1	16

Balance at December 31, 2007	32	—	(3)	29
Change during 2008	(26)	—	(6)	(32)

Balance at December 31, 2008	$6	$—	$(9)	$(3)

All components of Accumulated other comprehensive (loss) income presented above are net of income taxes except for currency translation adjustment, which excludes income taxes on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely invested.

18.	Stock-Based Compensation

Prior to the Spin-Off, the Company’s employees were awarded stock-based compensation in the form of Cendant common shares, stock options and restricted stock units (“RSUs”). On February 1, 2005, in connection with the Spin-Off, certain Cendant stock options and RSUs previously granted to the Company’s employees were converted into stock options and RSUs of the Company under the PHH Corporation 2005 Equity and Incentive Plan (the “Plan”).

Subsequent to the Spin-Off, certain Company employees were awarded stock-based compensation in the form of RSUs and stock options to purchase shares of the Company’s Common stock under the Plan. The stock option awards have a maximum contractual term of ten years from the grant date. Service-based stock awards may vest upon the fulfillment of a service condition (i) ratably over a period of up to five years from the grant date, (ii) four years after the grant date or (iii) ratably over a period of up to three years beginning four years after the grant date with the possibility of accelerated vesting of 25% to 33% of the total award annually on the anniversary of the grant date if certain performance criteria are achieved. Performance-based stock awards require the fulfillment of a

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service condition and the achievement of certain performance criteria and vest ratably over four years from the grant date if both conditions are met. All outstanding and unvested stock options and RSUs vest immediately upon a change in control. In addition, the Company grants RSUs to its non-employee Directors as part of their compensation for services rendered as members of the Company’s Board of Directors. These RSUs vest immediately when granted. The Company issues new shares of Common stock to employees and Directors to satisfy its stock option exercise and RSU conversion obligations. The Plan also allows awards of stock appreciation rights, restricted stock and other stock- or cash-based awards. RSUs granted by the Company entitle the Company’s employees to receive one share of PHH Common stock upon the vesting of each RSU. The maximum number of shares of PHH Common stock issuable under the Plan is 7,500,000, including those Cendant awards that were converted into PHH awards in connection with the Spin-Off.

The Company generally recognizes compensation cost for service-based stock awards on a straight-line basis over the requisite service period, subject to accelerated recognition of compensation cost for the portion of the award for which the Company determines it is probable that the performance criteria will be achieved. Compensation cost for performance-based stock awards is recognized over the requisite service period for the portion of the award for which the Company determines it is probable that the performance condition will be achieved. The Company recognizes compensation cost, net of estimated forfeitures, under SFAS No. 123(R), “Share-Based Payment.”

Stock options vested and expected to vest and RSUs expected to be converted into shares of Common stock reflected in the tables below summarizing stock option and RSU activity exclude the awards estimated to be forfeited. There are no outstanding performance-based stock awards that are unvested at December 31, 2008.

During the year ended December 31, 2008, the Company revised certain RSU and stock option agreements affecting 274 and 3 employees, respectively, to provide for vesting based solely on a service condition. The modification (the “2008 Modified Awards”) resulted in incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

During the year ended December 31, 2007, the Company extended the contractual exercise period of certain stock options for 18 employees who were unable to exercise their stock options during the period the Company was not a current filer with the SEC, and the Company revised certain stock options for three employees to correct an administrative oversight. The modifications made to these stock options (the “2007 Modified Stock Options”) resulted in an incremental compensation cost of approximately $2 million, which was recorded in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2007. Due to an extended black-out period for certain employees, the 2007 Modified Stock Options expired unexercised. The Company granted 37,760 shares of unrestricted Common stock as replacement awards, recognizing approximately $1 million of compensation cost, which was included in Salaries and related expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

The Company executed a Separation and Release Agreement with a former Chief Financial Officer in September 2006 (the “Separation and Release Agreement”). Under the terms of the Separation and Release Agreement, the former Chief Financial Officer retained the rights to his previously issued stock-based awards under their original terms through October 2009. This represented a modification of the awards and resulted in incremental compensation cost of approximately $1 million, which was recognized in Salaries and related expenses in the Consolidated Statement of Operations during the year ended December 31, 2006.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below summarize stock option activity as follows:

Performance-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2008	64,438	$21.16
Forfeited or expired	(36,822)	21.16
Forfeited or expired due to modification(1)	(9,207)	21.16

Outstanding at December 31, 2008	18,409	$21.16	5.4	$—

Exercisable at December 31, 2008	18,409	$21.16	5.4	$—

Stock options vested and expected to vest	18,409	$21.16	5.4	$—

Service-Based Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2008	2,984,864	$19.21
Granted	50,000	9.05
Granted due to modification(1)	9,207	17.22
Exercised	(28,765)	17.39
Forfeited or expired	(269,965)	20.72

Outstanding at December 31, 2008	2,745,341	$18.89	3.1	$—

Exercisable at December 31, 2008	2,047,438	$18.47	2.0	$—

Stock options vested and expected to vest	2,738,542	$18.89	3.1	$—

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Stock Options

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(In years)	(In millions)

Outstanding at January 1, 2008	3,049,302	$19.26
Granted	50,000	9.05
Granted due to modification(1)	9,207	17.22
Exercised	(28,765)	17.39
Forfeited or expired	(306,787)	20.77
Forfeited or expired due to modification(1)	(9,207)	21.16

Outstanding at December 31, 2008	2,763,750	$18.91	3.1	$—

Exercisable at December 31, 2008	2,065,847	$18.49	2.0	$—

Stock options vested and expected to vest	2,756,951	$18.90	3.1	$—

(1)	Represents the stock option component of the 2008 Modified Awards.

Historically, it has been the Company’s policy to grant options with exercise prices at the then-current fair market value of the Company’s shares of Common stock. The Company’s policy for calculating the fair market value for purposes of determining exercise prices for options granted is that the fair market value is equal to the closing share price for the Company’s Common stock on the date of grant.

The weighted-average grant-date fair value per stock option for awards granted or modified during the years ended December 31, 2008, 2007 and 2006 was $3.94, $5.46 and $11.81, respectively. The weighted-average grant-date fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)

Expected life (in years)	6.0	0.5	2.6
Risk-free interest rate	3.30%	4.90%	4.75%
Expected volatility	38.4%	16.9%	30.0%
Dividend yield	—	—	—

(1)	Includes 9,207 stock options included in the 2008 Modified Awards for which the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

(2)	For the 2007 Modified Stock Options, the fair values at the modification dates were used to calculate the weighted-average grant-date fair value.

(3)	For the stock options modified in conjunction with the Separation and Release Agreement, the fair value at the modification date was used to calculate the weighted-average grant-date fair value.

The Company estimated the expected life of the stock options based on their vesting and contractual terms. The risk-free interest rate reflected the yield on zero-coupon Treasury securities with a term approximating the expected life of the stock options. The expected volatility was based on the historical volatility of the Company’s Common stock.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised was not significant during the year ended December 31, 2008. The intrinsic value of options exercised was $3 million and $1 million during the years ended December 31, 2007 and 2006, respectively.

The tables below summarize RSU activity as follows:

Performance-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2008	634,519	$21.32
Converted	(17,132)	21.16
Forfeited	(493,861)	21.36
Forfeited or expired due to modification(1)	(123,526)	21.16

Outstanding at December 31, 2008	—	$—

RSUs expected to be converted into shares of Common stock	—	$—

Service-Based RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2008	420,721	$24.18
Granted(2)	1,412,148	17.18
Granted due to modification(1)	123,526	17.22
Converted	(181,612)	16.80
Forfeited	(205,849)	19.23

Outstanding at December 31, 2008	1,568,934	$18.83

RSUs expected to be converted into shares of Common stock	1,374,959	$19.00

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total RSUs

		Weighted-
		Average
		Grant-
	Number	Date Fair
	of RSUs	Value

Outstanding at January 1, 2008	1,055,240	$22.46
Granted(2)	1,412,148	17.18
Granted due to modification(1)	123,526	17.22
Converted	(198,744)	17.17
Forfeited	(699,710)	20.73
Forfeited or expired due to modification(1)	(123,526)	21.16

Outstanding at December 31, 2008	1,568,934	$18.83

RSUs expected to be converted into shares of Common stock	1,374,959	$19.00

(1)	Represents the RSU component of the 2008 Modified Awards.

(2)	These grants include 31,649 RSUs earned by the Company’s non-employee Directors for services rendered as members of the Company’s Board of Directors.

The weighted-average grant-date fair value per RSU for awards granted or modified during the years ended December 31, 2008, 2007 and 2006 was $17.18, $25.07 and $27.54, respectively. The total fair value of RSUs converted into shares of Common stock during the years ended December 31, 2008, 2007 and 2006 was $3 million, $10 million and $1 million, respectively.

The table below summarizes expense recognized related to stock-based compensation arrangements during the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Stock-based compensation expense	$11	$6	$9
Income tax benefit related to stock-based compensation expense	(4)	(2)	(4)

Stock-based compensation expense, net of income taxes	$7	$4	$5

As of December 31, 2008, there was $17 million of total unrecognized compensation cost related to outstanding and unvested stock options and RSUs all of which would be recognized upon a change in control. As of December 31, 2008, there was $14 million of unrecognized compensation cost related to outstanding and unvested stock options and RSUs that are expected to vest and be recognized over a weighted-average period of 3.2 years.

19.	Fair Value Measurements

As of December 31, 2008 and 2007, all of the Company’s financial instruments were either recorded at fair value or the carrying value approximated fair value with the exception of Debt and derivative instruments included in Stockholders’ Equity. See Note, 12, “Debt and Borrowing Arrangements” for the fair value of Debt as of December 31, 2008 and 2007. For financial instruments that were not recorded at fair value as of December 31, 2008 and 2007, such as Cash and cash equivalents and Restricted cash, the carrying value approximates fair value due to the short-term nature of such instruments. As of December 31, 2007, the carrying value of Mortgage loans held for sale, net approximated fair value as the market value of these assets were less than the Company’s cost basis on an aggregate basis.

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

The Company determines fair value based on quoted market prices, where available. If quoted prices are not available, fair value is estimated based upon other observable inputs. The Company uses unobservable inputs when observable inputs are not available. Adjustments may be made to reflect the assumptions that market participants would use in pricing the asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness and liquidity. The incorporation of counterparty credit risk did not have a significant impact on the valuation of the Company’s assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008.

See Note 1, “Summary of Significant Accounting Policies” for a description of the valuation methodologies used by the Company for assets and liabilities measured at fair value on a recurring basis. The Company has classified such assets and liabilities pursuant to the valuation hierarchy as follows:

Mortgage Loans Held for Sale.  The Company’s mortgage loans are generally classified within Level Two of the valuation hierarchy; however, as of December 31, 2008, the Company’s Scratch and Dent (as defined below), second-lien, certain non-conforming and construction loans are classified within Level Three due to the lack of observable pricing data.

The following table reflects the difference between the carrying amount of MLHS, measured at fair value pursuant to SFAS No. 159, and the aggregate unpaid principal amount that the Company is contractually entitled to receive at maturity as of December 31, 2008:

			Excess
			Aggregate
			Unpaid
			Principal
		Aggregate	Balance
		Unpaid	Over
	Carrying	Principal	Carrying
	Amount	Balance	Amount
	(In millions)

Mortgage loans held for sale:
Total	$1,006	$1,037	$31
Loans 90 or more days past due and on non-accrual status	25	39	14

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s MLHS, recorded at fair value, were as follows:

December 31,
2008
(In millions)

First mortgages:
Conforming(1)	$827
Non-conforming	38
Alt-A(2)	2
Construction loans	35

Total first mortgages	902

Second lien	37
Scratch and Dent(3)	66
Other	1

Total	$1,006

(1)	Represents mortgages that conform to the standards of Fannie Mae, Freddie Mac or Ginnie Mae.

(2)	Represents mortgages that are made to borrowers with prime credit histories, but do not meet the documentation requirements of a conforming loan.

(3)	Represents mortgages with origination flaws or performance issues.

At December 31, 2008, the Company pledged $752 million of MLHS as collateral in asset-backed debt arrangements.

Investment Securities.  Due to the inactive, illiquid market for these securities and the significant unobservable inputs used in their valuation, the Company’s Investment securities are classified within Level Three of the valuation hierarchy.

Derivative Instruments.  The fair value of the Company’s derivative instruments that are measured at fair value on a recurring basis, other than IRLCs, are classified within Level Two of the valuation hierarchy. Due to the unobservable inputs used by the Company and the inactive, illiquid market for IRLCs, the Company’s IRLCs are classified within Level Three of the valuation hierarchy.

In connection with the issuance of the Convertible Notes and prior to receiving stockholder approval to issue shares of its Common stock to satisfy the rules of the NYSE, the Company recognized a derivative asset for the Purchased Options and a derivative liability for the Conversion Option, with changes in fair value included in Mortgage interest expense in the Consolidated Statements of Operations. Upon receiving stockholder approval to issue shares to satisfy the rules of the NYSE (as discussed in more detail in Note, 12 “Debt and Borrowing Arrangements”), the Purchased Options and Conversion Option were adjusted to their respective fair values of approximately $64 million each and reclassified to equity as an adjustment to Additional paid-in capital in the Consolidated Financial Statements. Their fair value measurement was classified within Level Three of the valuation hierarchy and included $13 million of unrealized gains and unrealized losses for the Purchased Options and Conversion Option, respectively.

Mortgage Servicing Rights.  The Company’s MSRs are classified within Level Three of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 were as follows:

	Level	Level	Level
	One	Two	Three	Netting(1)	Total
	(In millions)

Assets:
Mortgage loans held for sale	$—	$829	$177	$—	$1,006
Mortgage servicing rights	—	—	1,282	—	1,282
Investment securities	—	—	37	—	37
Other assets:
Derivative assets	—	18	71	(2)	87
Other assets	1	—	—	—	1
Liabilities:
Other liabilities:
Derivative liabilities	—	36	1	(2)	35

(1)	Adjustments to arrive at the carrying amounts of assets and liabilities presented in the Consolidated Balance Sheet which represent the effect of netting the payable or receivable with the same counterparties under legally enforceable master netting arrangements between the Company and its counterparties.

The activity in the Company’s assets and liabilities that are classified within Level Three of the valuation hierarchy during the year ended December 31, 2008 consisted of:

		Realized		Purchases,	Transfers
	Balance,	and		Issuances	Into		Balance,
	Beginning	Unrealized		and	Level		End
	of	(Losses)		Settlements,	Three,		of
	Period	Gains		net	net		Period
	(In millions)

Mortgage loans held for sale	$59	$(9)		$(11)	$138	(1)	$177
Mortgage servicing rights	1,502	(554	)(2)	334	—		1,282
Investment securities	34	16		(13)	—		37
Derivatives, net	(9)	201		(122)	—		70

(1)	Represents Scratch and Dent, second-lien and certain non-conforming mortgage loans that were reclassified from Level Two to Level Three due to the lack of observable market data net of construction loans that converted to first mortgages during the year ended December 31, 2008.

(2)	Represents the reduction in the fair value of MSRs due to the realization of expected cash flows from the Company’s MSRs and the change in fair value of the Company’s MSRs due to changes in market inputs and assumptions used in the MSR valuation model.

During the year ended December 31, 2008, the Company transferred Scratch and Dent, second-lien and certain non-conforming loans from Level Two to Level Three. Throughout the year ended December 31, 2008, the Company observed a continuation in the lack of secondary market activity for these loan products as well as a decline in the amount and quality of executable market bids. These observations were intensified, in part, by worsening economic conditions, lack of available credit and declines in the housing market. Due to the lack of observable market data, the valuation of MLHS categorized in Level Three of the valuation hierarchy is based on either discounted cash flow techniques or the underlying collateral values utilizing the Company’s own assumptions that reflect loss frequencies and severities, home prices and liquidity and risk premiums.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s realized and unrealized gains and losses during the year ended December 31, 2008 related to assets and liabilities classified within Level Three of the valuation hierarchy were included in the Consolidated Statement of Operations as follows:

	Mortgage
	Loans	Mortgage
	Held for	Servicing	Investment	Derivatives,
	Sale	Rights	Securities	net
	(In millions)

(Loss) gain on mortgage loans, net	$(15)	$—	$—	$201
Change in fair value of mortgage servicing rights	—	(554)	—	—
Mortgage interest income	6	—	—	—
Other income	—	—	16	—

The Company’s unrealized gains and losses during the year ended December 31, 2008 included in the Consolidated Statement of Operations related to assets and liabilities classified within Level Three of the valuation hierarchy that are included in the Consolidated Balance Sheet as of December 31, 2008 were as follows:

Change in
Fair Value
	Gain on	of Mortgage	Mortgage
	Mortgage	Servicing	Interest	Other
	Loans, net	Rights	Income	Income
(In millions)

Unrealized gain (loss)	$54	$(287)	$1	$16

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

The Company’s mortgage loans in foreclosure, which are included in Other assets in the Consolidated Balance Sheets, are evaluated for impairment against a fair value measurement on a non-recurring basis. This evaluation of impairment reflects an estimate of losses currently incurred at the balance sheet date, which will likely not be recoverable from guarantors, insurers or investors. The impairment is based on the fair value of the underlying collateral, determined on a loan level basis, less costs to sell. The Company estimates the fair value of the collateral using appraisals and broker price opinions, which are updated on a periodic basis to reflect current housing market conditions. As of December 31, 2008, the carrying value of the Company’s mortgage loans in foreclosure was $89 million, net of an allowance for probable losses of $24 million, which is based upon fair value measurements from Level Two of the valuation hierarchy.

20.	Variable Interest Entities

The Company determines whether an entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary at the date of initial involvement with the entity. The Company reassesses whether it is the primary beneficiary of a VIE upon certain events that affect the VIE’s equity investment at risk and upon certain changes in the VIE’s activities. In determining whether it is the primary beneficiary, the Company considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. Based on these factors, the Company makes a qualitative assessment and, if inconclusive, a quantitative assessment of whether it would absorb a majority of the VIE’s expected losses or receive a majority of

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the VIE’s expected residual returns. If the Company determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Company’s Consolidated Financial Statements.

Mortgage Venture

In connection with the Spin-Off, PHH Broker Partner Corporation (“PHH Broker Partner”), a wholly owned subsidiary of the Company, entered into an operating agreement for the Mortgage Venture with a wholly owned subsidiary of Realogy Corporation (“Realogy”), Realogy Services Venture Partner, Inc. (“Realogy Venture Partner”) (as amended, the “Mortgage Venture Operating Agreement”).The Company owns 50.1% of the Mortgage Venture, through PHH Broker Partner, and Realogy owns the remaining 49.9% through Realogy Venture Partner. The Mortgage Venture was formed for the purpose of originating and selling mortgage loans primarily sourced through Realogy’s owned real estate brokerage business, NRT, and corporate relocation business, Cartus.

For the year ended December 31, 2008, approximately 36% of the mortgage loans originated by the Company were derived from Realogy’s affiliates, of which approximately 71% were originated by the Mortgage Venture. All mortgage loans originated by the Mortgage Venture are sold to PHH Mortgage Corporation (“PHH Mortgage”) or to unaffiliated third-party investors at arm’s-length terms. The Mortgage Venture Operating Agreement provides that at least 15% of the total number of all mortgage loans originated by the Mortgage Venture be sold to unaffiliated third party investors. The Mortgage Venture does not hold any mortgage loans for investment purposes or retain MSRs for any loans it originates. The Company has entered into a loan purchase agreement with the Mortgage Venture, whereby the Mortgage Venture has committed to sell, and the Company has agreed to purchase, certain loans originated by the Mortgage Venture (the “Mortgage Venture Loan Purchase and Sale Agreement”). During 2008, the Company purchased $5.4 billion of mortgage loans from the Mortgage Venture under the terms of the Mortgage Venture Loan Purchase and Sale Agreement”). As of December 31, 2008, the Company had outstanding commitments to purchase $759 million of MLHS and fulfilled IRLCs resulting in closed mortgage loans from the Mortgage Venture.

The Company manages the Mortgage Venture through PHH Broker Partner with the exception of certain specified actions that are subject to approval by Realogy through the Mortgage Venture’s board of advisors, which consists of representatives of Realogy and PHH. The Mortgage Venture’s board of advisors has no managerial authority, and its primary purpose is to provide a means for Realogy to exercise its approval rights over those specified actions of the Mortgage Venture for which Realogy’s approval is required. PHH Mortgage operates under a management services agreement between PHH Mortgage and the Mortgage Venture (the “Management Services Agreement”), pursuant to which PHH Mortgage provides certain mortgage origination processing and administrative services for the Mortgage Venture. In exchange for such services, the Mortgage Venture pays PHH Mortgage a fee per service and a fee per loan, subject to a minimum amount.

The Mortgage Venture is financed through equity contributions and a combination of the Mortgage Venture Repurchase Facility and unsecured subordinated indebtedness. In December 2008, the Company entered into the $75 million unsecured subordinated Intercompany Line of Credit with the Mortgage Venture. This indebtedness is subordinate to the Mortgage Venture Repurchase Facility and is not collateralized by the assets of the Mortgage Venture. The Intercompany Line of Credit was entered into upon the termination of the Mortgage Venture Secured Line of Credit. The Company entered into the subordinated financing due to the disruptions in the credit markets and the limited availability of external financing. The Intercompany Line of Credit increases the Mortgage Venture’s borrowing capacity to fund MLHS and supports certain covenants of the entity. As of December 31, 2008, there was $11 million outstanding under the Intercompany Line of Credit. As of December 31, 2008, borrowings under this variable-rate facility bore interest at 3.4%.

Subject to certain regulatory and financial covenant requirements, net income generated by the Mortgage Venture is distributed quarterly to its members pro rata based upon their respective ownership interests. The Mortgage Venture may also require additional capital contributions from the Company and Realogy under the terms of the Mortgage Venture Operating Agreement if it is required to meet minimum regulatory capital and reserve

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements imposed by any governmental authority or any creditor of the Mortgage Venture or its subsidiaries. During the year ended December 31, 2008, the Company received distributions from the Mortgage Venture of $4 million and the Company did not make any capital contributions to support the Mortgage Venture.

The Company is the primary beneficiary of the Mortgage Venture, and the Mortgage Venture is therefore consolidated within the Company’s Consolidated Financial Statements. Realogy’s ownership interest is presented in the Consolidated Financial Statements as a minority interest. The Company’s determination of the primary beneficiary was based on both quantitative and qualitative factors, which indicated that its variable interests will absorb a majority of the expected losses and receive a majority of the expected residual returns of the Mortgage Venture. The Company has maintained the most significant variable interests in the entity, which include the majority ownership of common equity interests, the outstanding Intercompany Line of Credit, the Mortgage Venture Loan Purchase and Sale Agreement, and the Management Services Agreement. The Company has been the primary beneficiary of the Mortgage Venture since its inception, and current period events, including the addition of the Intercompany Line of Credit, did not change the decision regarding whether or not to consolidate the Mortgage Venture.

The assets and liabilities of the Mortgage Venture, consolidated with its subsidiaries, included in the Company’s Consolidated Balance Sheet as of December 31, 2008 are as follows:

	December 31,
	2008
	(In millions)

ASSETS
Cash	$9
Restricted cash	25
Mortgage loans held for sale	152
Accounts receivable, net	3
Property, plant and equipment, net	1
Other assets	8

Total assets(1)	$198

LIABILITIES
Accounts payable and accrued expenses	$10
Debt	116
Other liabilities	2

Total liabilities	$128	(2)

(1)	See Note 12, “Debt and Borrowing Arrangements” for assets held as collateral related to the Mortgage Venture’s borrowing arrangements, which are not available to pay the Mortgage Venture’s general obligations.

(2)	Total liabilities excludes $10 million of intercompany payables and $11 million outstanding under the Intercompany Line of Credit.

As of December 31, 2008, the Company’s investment in the Mortgage Venture was $86 million. In addition to this investment, the Company had $21 million in receivables, including $11 million outstanding under the Intercompany Line of Credit, from the Mortgage Venture as of December 31, 2008. During the year ended December 31, 2008, the Mortgage Venture originated $8.7 billion of residential mortgage loans. The Company’s Consolidated Statement of Operations for the year ended December 31, 2008 includes a Net loss for the Mortgage Venture of $51 million (excluding $25 million of Minority interest in loss of consolidated entities, net of income taxes, which represents Realogy’s share of the Net loss). The Mortgage Venture’s Net loss includes a pre-tax

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill impairment of $61 million. See Note 4, “Goodwill and Other Intangible Assets” for additional information regarding the Goodwill impairment.

The Company is not obligated to provide additional financial support to the Mortgage Venture; however, the termination of the Mortgage Venture could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Additionally, the insolvency or inability for Realogy to perform its obligations under the Mortgage Venture Operating Agreement, or its other agreements with the Company, could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. The net assets of the Mortgage Venture are not available to pay the Company’s general obligations.

Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture. (See Note 21, “Related Party Transactions” for a description of the Strategic Relationship Agreement.) If Realogy were to terminate its exclusivity obligations with respect to the Company or terminate the Mortgage Venture, it could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows. Pursuant to the Mortgage Venture Operating Agreement, Realogy Venture Partner has the right to terminate the Strategic Relationship Agreement and terminate the Mortgage Venture in the event of:

▪	a Regulatory Event (defined below) continuing for six months or more; provided that PHH Broker Partner may defer termination on account of a Regulatory Event for up to six additional one-month periods by paying Realogy Venture Partner a $1 million fee at the beginning of each such one-month period;

▪	a change in control of PHH, PHH Broker Partner or any other affiliate of PHH with a direct or indirect ownership interest in the Mortgage Venture involving certain specified parties;

▪	a material breach, not cured within the requisite cure period, by the Company or its affiliates of the representations, warranties, covenants or other agreements under any of the Mortgage Venture Operating Agreement, the Strategic Relationship Agreement, the Marketing Agreement, the Trademark License Agreements, the Management Services Agreement and certain other agreements entered into in connection with the Spin-Off (See Note 21, “Related Party Transactions” for a description of the Marketing Agreement, the Trademark License Agreement and the Management Services Agreement.);

▪	the failure by the Mortgage Venture to make scheduled distributions pursuant to the Mortgage Venture Operating Agreement;

▪	the bankruptcy or insolvency of PHH or PHH Mortgage or

▪	any act or omission by PHH that causes or would reasonably be expected to cause material harm to the reputation of Cendant or any of its subsidiaries.

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

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Chesapeake and D.L. Peterson Trust

The Company’s Fleet Management Services segment provides fleet management services to corporate clients and government agencies. Vehicle acquisitions are primarily financed through the issuance of asset-backed variable funding notes issued by the Company’s wholly owned subsidiary Chesapeake Funding LLC (as previously defined “Chesapeake”). D.L. Peterson Trust (“DLPT”), a bankruptcy remote statutory trust holds the title to all vehicles that collateralize the debt issued by Chesapeake. DLPT also acts as a lessor under both operating and direct financing lease agreements. Chesapeake’s assets primarily consist of a loan made to a wholly owned subsidiary of the Company, Chesapeake Finance Holdings LLC (“Chesapeake Finance”). Chesapeake Finance owns all of the special units of beneficial interest in the leased vehicles and eligible leases and certain other assets (“SUBIs”) issued by DLPT, representing all interests in DLPT.

The Company determined that each of Chesapeake, Chesapeake Finance and DLPT are VIEs due to insufficient equity investment at risk. The Company considered the nature and purpose of each of the entities and how the risk transferred to interest holders through their variable interests. The Company determined on a qualitative basis that it is the primary beneficiary of each of these entities. The Company holds the significant variable interests, which include its equity interests, the asset-backed debt issued by Chesapeake and its interests in DLPT. There are no significant variable interests that would absorb losses prior to the Company or that hold variable interests that exceed those of the Company.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated assets and liabilities of Chesapeake, Chesapeake Finance and DLPT included in the Company’s Balance Sheet as of December 31, 2008 are as follows:

December 31,
2008
(In millions)

ASSETS
Cash and cash equivalents	$4
Restricted cash(1)	320
Accounts receivable	22
Net investment in fleet leases	3,690
Other assets	4

Total assets(2)	$4,040

LIABILITIES
Debt	3,371
Other liabilities	13

Total liabilities	$3,384

(1)	Restricted cash primarily relates to amounts specifically designated to purchase assets, to repay debt and/or to provide over-collateralization related to the Company’s vehicle management asset-backed debt arrangements.

(2)	See Note 12, “Debt and Borrowing Arrangements” for assets held as collateral related to Chesapeake’s borrowing arrangements, which are not available to pay the Company’s general obligations.

21.	Related Party Transactions

Spin-Off from Cendant

Prior to the Spin-Off, the Company entered into various agreements with Cendant and Realogy in connection with the Spin-Off. The Company continues to operate under certain of these agreements, including: (i) the Mortgage Venture Operating Agreement, the related trademark license agreements with PHH Mortgage (the “PHH Mortgage Trademark License Agreement”) and the Mortgage Venture (the “Mortgage Venture Trademark License Agreement”) (collectively, the “Trademark License Agreements”), the Management Services Agreement, the marketing agreement between PHH Mortgage and Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc. and Sotheby’s International Affiliates, Inc. (the “Marketing Agreement”) and other agreements for the purpose of originating and selling mortgage loans primarily sourced through NRT and Cartus; (ii) a strategic relationship agreement between PHH Mortgage, PHH Home Loans, PHH Broker Partner, Realogy, Realogy Venture Partner and Cendant (the “Strategic Relationship Agreement”); (iii) the Separation Agreement that requires the exchange of information with Cendant and other provisions regarding the Company’s separation from Cendant and (iv) the Amended Tax Sharing Agreement governing the allocation of liability for taxes between Cendant and the Company, indemnification for liability for taxes and responsibility for preparing and filing tax returns and defending tax contests, as well as other tax-related matters.

See Note 20, “Variable Interest Entities” for disclosure regarding the potential impacts to the Company in the event of a termination of the Strategic Relationship Agreement and the Mortgage Venture.

Certain Business Relationships

James W. Brinkley, one of the Company’s Directors, is Vice Chairman of Smith Barney’s Global Private Client Group. The Company has certain relationships with the Corporate and Investment Banking segment of Citigroup Inc. (“Citigroup”), including financial services, commercial banking and other transactions. The fees paid to

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Citigroup, including interest expense, were approximately $45 million, $56 million and $37 million during the years ended December 31, 2008, 2007 and 2006, respectively. Citigroup is a lender, along with various other lenders, in several of the Company’s credit facilities. The Company’s indebtedness to Citigroup was $702 million and $692 million as of December 31, 2008 and 2007, respectively, and was made in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans. The Company also executed derivative transactions through Citigroup during the years ended December 31, 2008 and 2007 with total notional amounts of $6.5 billion and $8.0 billion, respectively. These derivative transactions were entered into in the ordinary course of business through a competitive bid process. In addition, during the year ended December 31, 2007, the Company sold MSRs associated with $19.6 billion of the unpaid principal balance of the underlying mortgage loans to CitiMortgage, Inc., a subsidiary of Citigroup, in the ordinary course of business through an arm’s-length transaction. MSRs sold to Citigroup during the year ended December 31, 2008 were not significant.

22.	Segment Information

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

The Company’s segment results were as follows:

	Year Ended December 31, 2008
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)(2)	Total
	(In millions)

Net revenues(3)	$462	$(276)	$186	$1,827	$43	$2,056
Segment (loss) profit(3)(4)(5)	(93)	(430)	(523)	62	42	(419)
Interest income	92	83	175	16	(2)	189
Interest expense	99	72	171	169	(7)	333
Depreciation on operating leases	—	—	—	1,299	—	1,299
Other depreciation and amortization	13	1	14	11	—	25
Total assets	1,228	2,056	3,284	4,956	33	8,273

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)(2)	Total
	(In millions)

Net revenues	$205	$176	$381	$1,861	$(2)	$2,240
Segment (loss) profit(5)	(225)	75	(150)	116	(12)	(46)
Interest income	171	182	353	28	(10)	371
Interest expense	190	85	275	215	(10)	480
Depreciation on operating leases	—	—	—	1,264	—	1,264
Other depreciation and amortization	15	2	17	12	—	29
Total assets	1,840	2,498	4,338	5,023	(4)	9,357

	Year Ended December 31, 2006
				Fleet
	Mortgage	Mortgage	Total	Management
	Production	Servicing	Mortgage	Services
	Segment	Segment	Services	Segment	Other(1)	Total
	(In millions)

Net revenues	$329	$131	$460	$1,830	$(2)	$2,288
Segment (loss) profit(5)	(152)	44	(108)	102	—	(6)
Interest income	184	181	365	17	(2)	380
Interest expense	184	86	270	197	(2)	465
Depreciation on operating leases	—	—	—	1,228	—	1,228
Other depreciation and amortization	21	2	23	13	—	36
Total assets	3,226	2,641	5,867	4,868	25	10,760

(1)	Amounts included under the heading Other represent intersegment eliminations and amounts not allocated to the Company’s reportable segments.

(2)	Segment profit of $42 million and segment loss of $12 million reported under the heading Other for the years ended December 31, 2008 and 2007, respectively, represent income and expenses related to the terminated Merger Agreement.

(3)	Net revenues and segment loss for the year ended December 31, 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $733 million, $445 million of which related to the three months ended December 31, 2008. The Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008, which resulted in volatility in the results of operations for the Company’s Mortgage Servicing segment during the three months ended December 31, 2008.

(4)	During the year ended December 31, 2008, the Company recorded a non-cash Goodwill impairment of $61 million, $52 million net of a $9 million income tax benefit, related to the PHH Home Loans reporting unit, which is included in the Mortgage Production segment. Minority interest in loss of consolidated entities, net of income taxes for the year ended December 31, 2008 was impacted by $26 million, net of a $4 million income tax benefit, as a result of the Goodwill impairment. Segment loss for the year ended December 31, 2008 was impacted by $35 million as a result of the Goodwill impairment.

PHH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	The following is a reconciliation of Loss before income taxes and minority interest to segment loss:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Loss before income taxes and minority interest	$(443)	$(45)	$(4)
Minority interest in (loss) income of consolidated entities, net of income taxes	(24)	1	2

Segment loss	$(419)	$(46)	$(6)

The Company’s operations are substantially located in the U.S.

23.	Selected Quarterly Financial Data—(unaudited)

Provided below is selected unaudited quarterly financial data for 2008 and 2007.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008(1)
	(In millions, except per share data)

Net revenues	$642	$663	$533	$218
Income (loss) before income taxes and minority interest	44	32	(141)	(378)
Income (loss) before minority interest	32	16	(109)	(217)
Net income (loss)	30	16	(84)	(216)
Basic earnings (loss) per share	$0.55	$0.31	$(1.56)	$(3.98)
Diluted earnings (loss) per share	0.55	0.30	(1.56)	(3.98)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In millions, except per share data)

Net revenues	$596	$610	$484	$550
Income (loss) before income taxes and minority interest	33	41	(87)	(32)
Income (loss) before minority interest	15	2	(37)	9
Net income (loss)	15	(1)	(38)	12
Basic earnings (loss) per share	$0.28	$(0.02)	$(0.69)	$0.21
Diluted earnings (loss) per share	0.27	(0.02)	(0.69)	0.21

(1)	Net revenues, Loss before income taxes and minority interest, Loss before minority interest, Net loss, Basic loss per share and Diluted loss per share for the three months ended December 31, 2008 were negatively impacted by unfavorable Valuation adjustments related to mortgage servicing rights, net of $445 million. The Company made the decision to close out substantially all of its derivatives related to MSRs during the three months ended September 30, 2008, which resulted in volatility in the results of operations for the Company’s Mortgage Servicing segment during the three months ended December 31, 2008.

24.	Subsequent Events

See Note 12, “Debt and Borrowing Arrangements” for a discussion of subsequent events related to the Company’s borrowing arrangements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSEND CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Net revenues from consolidated subsidiaries	$61	$119	$126
Other income	50	—	—

Net revenues	$111	$119	$126

Expenses:
Salaries and related expenses	12	10	12
Interest expense	83	145	147
Interest income	—	(4)	(6)
Other operating expenses	23	35	39

Total expenses	118	186	192

Loss before income taxes and equity in earnings of subsidiaries	(7)	(67)	(66)
Benefit from income taxes	(3)	(26)	(26)

Loss before equity in earnings of subsidiaries	(4)	(41)	(40)
Equity in (loss) earnings of subsidiaries	(250)	29	24

Net loss	$(254)	$(12)	$(16)

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSEND CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$2	$7
Due from consolidated subsidiaries	887	690
Investment in consolidated subsidiaries	2,351	2,639
Other assets	177	156

Total assets	$3,417	$3,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,606	$1,530
Due to consolidated subsidiaries	498	383
Other liabilities	47	50

Total liabilities	2,151	1,963

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	1,005	972
Retained earnings	263	527
Accumulated other comprehensive (loss) income	(3)	29

Total stockholders’ equity	1,266	1,529

Total liabilities and stockholders’ equity	$3,417	$3,492

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSEND CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006

Net cash provided by (used in) operating activities	$2	$(18)	$(2)

Cash flows from investing activities:
Investment in consolidated subsidiaries	(2)	(31)	(13)
Dividends from consolidated subsidiaries	2	23	7

Net cash used in investing activities	—	(8)	(6)

Cash flows from financing activities:
Net cash (used in) provided by consolidated subsidiaries	(81)	601	(130)
Net decrease in short-term borrowings	(133)	(304)	(220)
Proceeds from borrowings	3,505	1,512	1,645
Principal payments on borrowings	(3,262)	(1,794)	(1,275)
Proceeds from the sale of Sold Warrants (See Note 2)	24	—	—
Cash paid for Purchased Options	(51)	—	—
Cash paid for debt issuance costs	(9)	(2)	(3)
Other, net	—	9	(5)

Net cash (used in) provided by financing activities	(7)	22	12

Net (decrease) increase in Cash and cash equivalents	(5)	(4)	4
Cash and cash equivalents at beginning of period	7	11	7

Cash and cash equivalents at end of period	$2	$7	$11

See Notes to Condensed Financial Statements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSEND CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Terminated Merger Agreement

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

On January 1, 2008, the Company gave a notice of termination to GE pursuant to the Merger Agreement because the Merger was not completed by December 31, 2007. On January 2, 2008, the Company received a notice of termination from Pearl Acquisition pursuant to the Mortgage Sale Agreement and on January 4, 2008, a Settlement Agreement (the “Settlement Agreement”) between the Company, Pearl Acquisition and Blackstone Capital Partners V L.P. (“BCP V”) was executed. Pursuant to the Settlement Agreement, BCP V paid the Company a reverse termination fee of $50 million, which is included in Other income in the Condensed Statement of Operations for the year ended December 31, 2008, and the Company paid BCP V $4.5 million for the reimbursement of certain fees for third-party consulting services incurred by BCP V and Pearl Acquisition in connection with the transactions contemplated by the Merger Agreement and the Mortgage Sale Agreement upon the Company’s receipt of invoices reflecting such fees from BCP V. As part of the Settlement Agreement, the Company received the work product that those consultants provided to BCP V and Pearl Acquisition.

2.	Debt and Borrowing Arrangements

The following tables summarize the components of the Company’s unsecured indebtedness:

	December 31, 2008
				Maturity/
			Interest	Expiry
	Balance	Capacity(7)	Rate(1)	Date
	(Dollars in millions)

Term Notes(2)	441	441	6.5%-7.2%(3)	4/2010-4/2018
Credit Facilities(4)	957	1,223	1.3%(5)	1/6/2011
Convertible Notes(6)	208	208	4.0%	4/15/2012

Total Debt	$1,606	$1,872

	December 31, 2007
				Maturity/
			Interest	Expiry
	Balance	Capacity(7)	Rate(1)	Date
	(Dollars in millions)

Term Notes(2)	633	633	5.5%-7.9%	1/2008-4/2018
Commercial Paper	132	132	6.0%	1/2008
Credit Facilities(3)	765	1,221	4.5%(4)	1/6/2011

Total Debt	$1,530	$1,986

(1)	Interest rate as of December 31, 2008 and 2007 represents the stated interest rates of the Company’s term notes outstanding as of that date, the variable rate of the credit facilities, the stated interest rate of the Convertible Notes (as defined below) and the weighted-average interest rate on the Company’s outstanding unsecured commercial paper.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

(2)	Represents medium-term notes (the “MTNs”) publicly issued under the indenture, dated as of November 6, 2000 (as amended and supplemented, the “MTN Indenture”) by and between PHH and The Bank of New York, as successor trustee for Bank One Trust Company, N.A. During the year ended December 31, 2008, MTNs with a carrying value of $200 million were repaid upon maturity.

(3)	The effective rate of interest of the Company’s outstanding MTNs was 7.2% and 6.9% as of December 31, 2008 and 2007, respectively.

(4)	Credit facilities represents a $1.3 billion Amended and Restated Competitive Advance and Revolving Credit Agreement (the “Amended Credit Facility”), dated as of January 6, 2006, among PHH, a group of lenders and JPMorgan Chase Bank, N.A., as administrative agent.

(5)	Represents the interest rate on the Amended Credit Facility as of December 31, 2008 and 2007 excluding per annum utilization and facility fees. See “—Unsecured Debt—Credit Facilities” below for additional information.

(6)	On April 2, 2008, the Company completed a private offering of the 4.0% Convertible Notes with an aggregate principal amount of $250 million and a maturity date of April 15, 2012 to certain qualified institutional buyers. The effective rate of interest of the Convertible Notes was 12.4% as of December 31, 2008.

(7)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

Unsecured Debt

Commercial Paper

The Company’s policy is to maintain available capacity under its committed unsecured credit facilities to fully support its outstanding unsecured commercial paper and to provide an alternative source of liquidity when access to the commercial paper market is limited or unavailable. The Company did not have any unsecured commercial paper obligations outstanding as of December 31, 2008. There has been limited funding available in the commercial paper market since January 2008.

Credit Facilities

Pricing under the Amended Credit Facility is based upon the Company’s senior unsecured long-term debt ratings. If the ratings on the Company’s senior unsecured long-term debt assigned by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are not equivalent to each other, the second highest credit rating assigned by them determines pricing under the Amended Credit Facility. As of December 31, 2008 and 2007, borrowings under the Amended Credit Facility bore interest at a margin of 47.5 basis points (“bps”) over a benchmark index of either the London Interbank Offered Rate or the federal funds rate (the “Benchmark Rate”). The Amended Credit Facility also requires the Company to pay utilization fees if its usage exceeds 50% of the aggregate commitments under the Amended Credit Facility and per annum facility fees. As of December 31, 2008 and December 31, 2007, the per annum utilization and facility fees were 12.5 bps and 15 bps, respectively.

On December 8, 2008, Moody’s Investors Service downgraded its rating of the Company’s senior unsecured long-term debt from Baa3 to Ba1. In addition, on February 11, 2009, Standard & Poor’s downgraded its rating of the Company’s senior unsecured long-term debt from BBB- to BB+. As a result, borrowings under the Amended Credit Facility after the downgrade bear interest at the Benchmark Rate plus a margin of 70 bps. In addition, the facility fee under the Amended Credit Facility increased to 17.5 bps, while the utilization fee remained 12.5 bps.

Convertible Notes

The Convertible Notes are senior unsecured obligations of the Company, which rank equally with all of its existing and future senior debt and are senior to all of its subordinated debt. The Convertible Notes are governed by

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

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

The Convertible Notes bear interest at 4.0% per year, payable semiannually in arrears in cash on April 15th and October 15th. In connection with the issuance of the Convertible Notes, the Company recognized an original issue discount of $51 million and incurred issuance costs of $9 million. The original issue discount and issuance costs assigned to debt are being accreted to Interest expense in the Condensed Statements of Operations through October 15, 2011 or the earliest conversion date of the Convertible Notes.

The New York Stock Exchange (the “NYSE”) regulations require stockholder approval prior to the issuance of shares of common stock or securities convertible into common stock that will, or will upon issuance, equal or exceed 20% of outstanding shares of common stock. As a result of this limitation, the Company determined that at the time of issuance of the Convertible Notes the Conversion Option and the Purchased Options did not meet all the criteria for equity classification and, therefore, recognized the Conversion Option and Purchased Options as a derivative liability and derivative asset, respectively, under SFAS No. 133 with the offsetting changes in their fair value recognized in Interest expense, thus having no net impact on the Condensed Statements of Operations. The Company determined the Sold Warrants were indexed to its own stock and met all the criteria for equity classification. The Sold Warrants were recorded within Additional paid-in capital in the Condensed Financial Statements and have no impact on the Company’s Condensed Statements of Operations. On June 11, 2008, the Company’s stockholders approved the issuance of Common stock by the Company to satisfy the rules of the NYSE. As a result of this approval, the Company determined the Conversion Option and Purchased Options were indexed to its own stock and met all the criteria for equity classification. As such, the Conversion Option (derivative liability) and Purchased Options (derivative asset) were adjusted to their respective fair values of $64 million each and

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

reclassified to equity as an adjustment to Additional paid-in capital in the Condensed Financial Statements, net of unamortized issuance costs and related income taxes.

Debt Maturities

The following table provides the contractual maturities of the Company’s indebtedness at December 31, 2008:

Unsecured
Debt
(In millions)

Within one year	$—
Between one and two years	5
Between two and three years	957
Between three and four years	208
Between four and five years	427
Thereafter	9
—
$1,606

As of December 31, 2008, available funding under the Company’s unsecured committed credit facilities consisted of:

		Utilized	Available
	Capacity(1)	Capacity	Capacity
	(In millions)

Unsecured committed credit facilities(2)	$1,223	$964	$259

(1)	Capacity is dependent upon maintaining compliance with, or obtaining waivers of, the terms, conditions and covenants of the respective agreements.

(2)	Utilized capacity includes $7 million of letters of credit issued under the Amended Credit Facility. This excludes capacity of the Amended Credit Facility’s Canadian sub-facility.

Debt Covenants

Certain of the Company’s debt arrangements require the maintenance of certain financial ratios and contain restrictive covenants, including, but not limited to, restrictions on indebtedness of material subsidiaries, mergers, liens, liquidations and sale and leaseback transactions. The Amended Credit Facility requires that the Company maintain: (i) on the last day of each fiscal quarter, net worth of $1.0 billion plus 25% of net income, if positive, for each fiscal quarter ended after December 31, 2004 and (ii) at any time, a ratio of indebtedness to tangible net worth no greater than 10:1. The Mortgage Venture Repurchase Facility also requires that the Mortgage Venture maintains consolidated tangible net worth greater than $50 million at any time. The MTN Indenture requires that the Company maintain a debt to tangible equity ratio of not more than 10:1. The MTN Indenture also restricts the Company from paying dividends if, after giving effect to the dividend payment, the debt to equity ratio exceeds 6.5:1. At December 31, 2008, the Company was in compliance with all of its financial covenants related to its debt arrangements.

The Convertible Notes Indenture does not contain any financial ratios, but does require that the Company make available to any holder of the Convertible Notes all financial and other information required pursuant to Rule 144A of the Securities Act for a period of one year following the issuance of the Convertible Notes to permit such holder

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

PHH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

to sell its Convertible Notes without registration under the Securities Act. As of the filing date of this Form 10-K, the Company is in compliance with this covenant through the timely filing of those reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

See Note 2, “Debt and Borrowing Arrangements” for a discussion of subsequent events related to the Company’s borrowing arrangements.

PHH CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PHH CORPORATION AND SUBSIDIARIES
(In millions)

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year Ended December 31, 2008:
Deferred tax asset valuation allowance	$69	$8	$—		$—	$77
Year Ended December 31, 2007:
Deferred tax asset valuation allowance	63	(20)	26	(1)	—	69
Year Ended December 31, 2006:
Deferred tax asset valuation allowance	62	1	—		—	63

(1)	As a result of the implementation of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company recorded a $26 million increase to its deferred income tax assets and a $26 million increase to its valuation allowance against those deferred income tax assets.

PHH CORPORATION
(In millions)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2008:
Deferred tax asset valuation allowance	$6	$—	$—	$—	$6
Year Ended December 31, 2007:
Deferred tax asset valuation allowance	6	—	—	—	6
Year Ended December 31, 2006:
Deferred tax asset valuation allowance	6	—	—	—	6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PHH Corporation:

We have audited the internal control over financial reporting of PHH Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” and Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” on January 1, 2008.

/s/ Deloitte & Touche LLP

Philadelphia, PA
March 2, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

NYSE Certification

The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE in 2008 in accordance with the NYSE’s rules.

Information required under this Item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Committees of the Board” and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required under this Item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Transactions” and “Board of Directors—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required under this Item is contained in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 2009.

PHH CORPORATION

By:	/s/ TERENCE W. EDWARDS
Name:     Terence W. Edwards

Title:	President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Terence W. Edwards, Sandra E. Bell and William F. Brown, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of PHH Corporation, any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ TERENCE W. EDWARDS Terence W. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ SANDRA E. BELL Sandra E. Bell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

A.B. Krongard	Non-Executive Chairman of the Board of Directors

/s/ JAMES W. BRINKLEY James W. Brinkley	Director	March 2, 2009

/s/ GEORGE J. KILROY George J. Kilroy	Director	March 2, 2009

/s/ ANN D. LOGAN Ann D. Logan	Director	March 2, 2009

Jonathan D. Mariner	Director

/s/ FRANCIS J. VAN KIRK Francis J. Van Kirk	Director	March 2, 2009

EXHIBIT INDEX

Exhibit
No.		Description	Incorporation by Reference

2	.1*	Agreement and Plan of Merger dated as of March 15, 2007 by and among General Electric Capital Corporation, a Delaware corporation, Jade Merger Sub, Inc., a Maryland corporation, and PHH Corporation, a Maryland corporation.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 15, 2007.
3.1		Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 1, 2005.
3	.1.1	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 27, 2008.
3.2		Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 1, 2005.
3.3		Amended and Restated Limited Liability Company Operating Agreement, dated as of January 31, 2005, of PHH Home Loans, LLC, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2005.
3	.3.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated May 12, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc.	Incorporated by reference to Exhibit 3.3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed on November 14, 2005.
3	.3.2	Amendment No. 2, dated as of March 31, 2006 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of January 31, 2005, as amended.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cendant Corporation (now known as Avis Budget Group, Inc.) filed on April 4, 2006.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
4	.1.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated By-laws of the registrant defining the rights of holders of common stock of the registrant.	Incorporated by reference to Exhibits 3.1 and 3.2, respectively, to our Current Report on Form 8-K filed on February 1, 2005.
4.2		Rights Agreement, dated as of January 28, 2005, by and between PHH Corporation and The Bank of New York.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 1, 2005.
4.3		Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
4.4		Supplemental Indenture No. 1 dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.

Exhibit
No.		Description	Incorporation by Reference

4.5		Supplemental Indenture No. 3 dated as of May 30, 2002 to the Indenture dated as of November 6, 2000 between PHH Corporation and Bank One Trust Company, N.A., as Trustee (pursuant to which the Internotes, 6.000% Notes due 2008 and 7.125% Notes due 2013 were issued).	Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed on August 8, 2007.
4.6		Form of PHH Corporation Internotes.	Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008.
4.7		Indenture dated as of April 2, 2008, by and between PHH Corporation and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 4, 2008.
4.8		Form of Global Note 4.00% Convertible Senior Note Due 2012 (included as part of Exhibit 4.7).	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 4, 2008.
10	.1‡‡	Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2005.
10.2		Trademark License Agreement, dated as of January 31, 2005, by and among TM Acquisition Corp., Coldwell Banker Real Estate Corporation, ERA Franchise Systems, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 1, 2005.
10.3		Marketing Agreement, dated as of January 31, 2005, by and between Coldwell Banker Real Estate Corporation, Century 21 Real Estate LLC, ERA Franchise Systems, Inc., Sotheby’s International Affiliates, Inc. and Cendant Mortgage Corporation.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 1, 2005.
10.4		Separation Agreement, dated as of January 31, 2005, by and between Cendant Corporation and PHH Corporation.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 1, 2005.
10	.5‡‡	Tax Sharing Agreement, dated as of January 1, 2005, by and among Cendant Corporation, PHH Corporation and certain affiliates of PHH Corporation named therein.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 1, 2005.
10	.6†	PHH Corporation Non-Employee Directors Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on February 1, 2005.
10	.7†	PHH Corporation Officer Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on February 1, 2005.
10	.8†	PHH Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on February 1, 2005.

Exhibit
No.		Description	Incorporation by Reference

10	.9†	PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on February 1, 2005.
10	.10†	Form of PHH Corporation 2005 Equity Incentive Plan Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005.
10	.11†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Agreement, as amended.	Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.12†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Conversion Award Agreement.	Incorporated by reference to Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.13†	Form of PHH Corporation 2003 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.14†	Form of PHH Corporation 2004 Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.15†	Resolution of the PHH Corporation Board of Directors dated March 31, 2005, adopting non-employee director compensation arrangements.	Incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed on May 16, 2005.
10	.16†	Amendment Number One to the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.17†	Form of PHH Corporation 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.18†	Form of PHH Corporation 2005 Equity and Incentive Plan Restricted Stock Unit Award Agreement, as revised June 28, 2005.	Incorporated by reference to Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 12, 2005.
10	.19†‡‡	Amended and Restated Tax Sharing Agreement dated as of December 21, 2005 between PHH Corporation and Cendant Corporation.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2005.
10	.20†	Resolution of the PHH Corporation Compensation Committee dated December 21, 2005 modifying fiscal 2006 through 2008 performance targets for equity awards under the 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2005.
10	.21†	Form of Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Conversion Award Agreement.	Incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.

Exhibit
No.		Description	Incorporation by Reference

10	.22†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.
10	.23†	Form of Accelerated Vesting Schedule Modification for PHH Corporation Non-Qualified Stock Option Award Agreement.	Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 filed on May 9, 2008.
10.24		Amended and Restated Competitive Advance and Revolving Credit Agreement, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein (the “Lenders”), and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10.25		Base Indenture, dated as of March 7, 2006, between Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2006.
10.26		Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2006.
10.27		Series 2006-2 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC (now known as Chesapeake Finance Holdings LLC), as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain CP Conduit Purchasers, Certain APA Banks, Certain Funding Agents, and JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 13, 2006.
10.28		Master Exchange Agreement, dated as of March 7, 2006, by and among PHH Funding, LLC, Chesapeake Finance Holdings LLC (f/k/a Chesapeake Funding LLC) and D.L. Peterson Trust.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 13, 2006.
10	.29‡‡	Management Services Agreement, dated as of March 31, 2006, between PHH Home Loans, LLC and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 6, 2006.

Exhibit
No.		Description	Incorporation by Reference

10.30		Supplemental Indenture No. 4, dated as of August 31, 2006, by and between PHH Corporation and The Bank of New York (as successor in interest to Bank One Trust Company, N.A.), as Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 1, 2006.
10	.31†‡‡	Release and Restrictive Covenants Agreement, dated September 20, 2006, by and between PHH Corporation and Neil J. Cashen.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2006.
10.32		Trademark License Agreement, dated as of January 31, 2005, by and between Cendant Real Estate Services Venture Partner, Inc., and PHH Home Loans, LLC.	Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.33‡‡	Origination Assistance Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.34‡‡	Portfolio Servicing Agreement, dated as of January 28, 2000, as amended through October 27, 2004, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.35‡‡	Loan Purchase and Sale Agreement, dated as of December 15, 2000, as amended through March 24, 2006, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.36‡‡	Equity Access® and Omegasm Loan Subservicing Agreement, dated as of June 6, 2002, as amended through March 14, 2006, by and between Merrill Lynch Credit Corporation, as servicer, and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation), as subservicer.	Incorporated by reference to Exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.37‡‡	Servicing Rights Purchase and Sale Agreement, dated as of January 28, 2000, as amended through March 29, 2005, by and between Merrill Lynch Credit Corporation and Cendant Mortgage Corporation (renamed PHH Mortgage Corporation).	Incorporated by reference to Exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2005 filed on November 22, 2006.
10	.38‡‡	Sixth Amended and Restated Master Repurchase Agreement, dated as of October 29, 2007, among Sheffield Receivables Corporation, as conduit principal, Barclays Bank PLC, as Agent and PHH Mortgage Corporation, as Seller.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2007.
10.39		Amended and Restated Servicing Agreement, dated as of October 29, 2007, among Barclays Bank PLC, as Agent, PHH Mortgage Corporation, as Seller and Servicer, and PHH Corporation, as Guarantor.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.40		Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain APA Banks, Certain Funding Agents as set forth therein, and The Bank of New York as successor to JPMorgan Chase Bank, N.A., as indenture trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2006.
10.41		First Amendment, dated as of March 6, 2007, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 8, 2007.
10.42		First Amendment, dated as of March 6, 2007, to the Amended and Restated Series 2006-2 Indenture Supplement, dated as of December 1, 2006, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 8, 2007.
10	.43†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 7, 2007, approving the fiscal 2007 performance targets for cash bonuses under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2007.
10	.44†‡‡	Resolution of the PHH Corporation Compensation Committee, dated June 27, 2007, approving the fiscal 2007 performance target for equity awards under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.87 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed on June 28, 2007.
10.45		Second Amendment, dated as of November 2, 2007, to the Amended and Restated Competitive Advance and Revolving Credit Agreement, as amended, dated as of January 6, 2006, by and among PHH Corporation and PHH Vehicle Management Services, Inc., as Borrowers, J.P. Morgan Securities, Inc. and Citigroup Global Markets, Inc., as Joint Lead Arrangers, the Lenders referred to therein, and JPMorgan Chase Bank, N.A., as a Lender and Administrative Agent for the Lenders.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2007.

Exhibit
No.		Description	Incorporation by Reference

10.46		Settlement Agreement, dated as of January 4, 2008, by, between and among PHH Corporation, Pearl Mortgage Acquisition 2 L.L.C. and Blackstone Capital Partners V L.P.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2008.
10	.47†	Form of PHH Corporation Amended and Restated Severance Agreement for Certain Executive Officers as approved by the PHH Corporation Compensation Committee on January 10, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2008.
10	.48‡‡	Second Amendment, dated as of February 28, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, among Chesapeake Funding LLC, as Issuer, PHH Vehicle Management Services, LLC, as Administrator, JPMorgan Chase Bank, N.A., as Administrative Agent, Certain Commercial Paper Conduit Purchasers, Certain Banks, Certain Funding Agents as set forth therein, and The Bank of New York as Successor to JPMorgan Chase Bank, N.A., as Indenture Trustee.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2008.
10.49		Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 4, 2008.
10.50		Guaranty, dated as of February 28, 2008, by PHH Corporation in favor of Citigroup Global Markets Realty, Corp., party to the Master Repurchase Agreement, dated as of February 28, 2008, among PHH Mortgage Corporation, as Seller, and Citigroup Global Markets Realty Corp., as Buyer.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 4, 2008.
10	.51†‡‡	Resolution of the PHH Corporation Compensation Committee, dated March 18, 2008, approving performance targets for 2008 Management Incentive Plans under the PHH Corporation 2005 Equity and Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2008.
10.52		Purchase Agreement dated March 27, 2008 by and between PHH Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as representatives of the Initial Purchasers.	Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed on April 4, 2008.
10.53		Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to our Current Report of Form 8-K filed on April 4, 2008.
10.54		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.3 to our Current Report of Form 8-K filed on April 4, 2008.

Exhibit
No.		Description	Incorporation by Reference

10.55		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.4 to our Current Report of Form 8-K filed on April 4, 2008.
10.56		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.5 to our Current Report of Form 8-K filed on April 4, 2008.
10.57		Master Terms and Conditions for Convertible Debt Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.6 to our Current Report of Form 8-K filed on April 4, 2008.
10.58		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.7 to our Current Report of Form 8-K filed on April 4, 2008.
10.59		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.8 to our Current Report of Form 8-K filed on April 4, 2008.
10.60		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.9 to our Current Report of Form 8-K filed on April 4, 2008.
10.61		Master Terms and Conditions for Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.10 to our Current Report of Form 8-K filed on April 4, 2008.
10.62		Master Terms and Conditions for Warrants dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.11 to our Current Report of Form 8-K filed on April 4, 2008.
10.63		Confirmation of Convertible Bond Hedging Transactions dated March 27, 2008 by and between PHH Corporation and Citibank,	Incorporated by reference to Exhibit 10.12 to our Current Report of Form 8-K filed on April 4, 2008.
N.A.
10.64		Confirmation of Warrant dated March 27, 2008 by and between PHH Corporation and Citibank, N.A.	Incorporated by reference to Exhibit 10.13 to our Current Report of Form 8-K filed on April 4, 2008.
10	.65‡‡	Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.	Incorporated by reference to Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2008 filed on November 10, 2008.
10.66		Second Amended and Restated Guaranty, dated as of June 26, 2008, by PHH Corporation in favor of The Royal Bank of Scotland plc and Greenwich Capital Financial Products, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2008
10	.67‡‡	Loan Purchase and Sale Agreement Amendment No. 13, dated as of January 1, 2008, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed on August 8, 2008.
10	.68†	PHH Corporation Change in Control Severance Agreement by and between the Company and Sandra Bell dated as of October 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2008.

Exhibit
No.		Description	Incorporation by Reference

10.69		Letter Agreement dated August 8, 2008 by and between PHH Mortgage Corporation and Merrill Lynch Credit Corporation relating to the Servicing Rights Purchase and Sale Agreement dated January 28, 2000, as amended.	Incorporated by reference to Exhibit 10.69 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10	.70‡‡	Mortgage Loan Subservicing Agreement by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation dated as of August 8, 2008.	Incorporated by reference to Exhibit 10.70 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10	.71‡‡	Loan Purchase and Sale Agreement Amendment No. 11, dated January 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.71 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10	.72‡‡	Loan Purchase and Sale Agreement Amendment No. 12, dated July 1, 2007, by and between Merrill Lynch Credit Corporation and PHH Mortgage Corporation.	Incorporated by reference to Exhibit 10.72 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed on November 10, 2008.
10.73		Second Amendment, dated December 19, 2008, to the Amended and Restated Master Repurchase Agreement, dated as of June 26, 2008, between PHH Mortgage Corporation, as seller, and The Royal Bank of Scotland plc, as buyer and agent.
10	.74‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007 and as of February 28, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JPMorgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.
10	.75‡	Third Amendment, dated as of December 17, 2008, to the Series 2006-2 Indenture Supplement, dated as of December 1, 2006, as amended as of March 6, 2007 and as of November 30, 2007, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York), as successor to JP Morgan Chase Bank, N. A., as indenture trustee, certain commercial paper conduit purchasers, certain banks and certain funding agents as set forth therein, and JPMorgan Chase Bank, N. A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents.

Exhibit
No.		Description	Incorporation by Reference

10.76		Amended and Restated Base Indenture dated as of December 17, 2008 among Chesapeake Finance Holdings LLC, as Issuer, and JP Morgan Chase Bank, N.A., as Indenture Trustee.
10.77		Amendment No. 3 to the Amended and Restated Master Repurchase Agreement, dated December 30, 2008 by and between PHH Mortgage Corporation and The Royal Bank of Scotland PLC.
10.78		Fourth Amendment, dated as of February 26, 2009, to the Series 2006-1 Indenture Supplement, dated as of March 7, 2006, as amended as of March 6, 2007, February 28, 2008 and December 17, 2008, among Chesapeake, as issuer, PHH Vehicle Management Services, LLC, as administrator, The Bank of New York Mellon (formerly known as The Bank of New York) as successor to JP Morgan Chase Bank N.A., as indenture trustee, certain commercial paper conduit purchasers , certain banks and certain funding agents as set forth therein, and JP Morgan Chase Bank, N.A., in its capacity as administrative agent for the CP Conduit Purchasers, the APA Banks and the Funding Agents
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
31(i)	.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and exhibits of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K which portions will be furnished upon the request of the Securities and Exchange Commission.

‡	Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

‡‡	Confidential treatment has been granted for certain portions of this Exhibit pursuant to an order under the Exchange Act which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.