Form 10-K/A
period 2008-12-31
PHH CORP
filed 2009-04-30
CIK 77776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     The aggregate market value of our Common stock held by non-affiliates of the registrant as of June 30, 2008 was $831.105 million.
As of April 22, 2009, there were 54,388,877 shares of PHH Common stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE
     Except as expressly indicated or unless the context otherwise requires, the “Company,” “PHH,” “we,” “our” or “us” means PHH Corporation, a Maryland corporation, and its subsidiaries.
     We are filing this amendment on Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009, to include the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the 2008 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. Since we do not expect to be in a position to file a definitive proxy statement within 120 days of our fiscal year end, we are hereby filing this Amendment to provide the information required by Part III of Form 10-K.
     For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have amended and restated Items 10 through 14 of the 2008 10-K in their entirety. No attempt has been made in this Amendment to modify or update other disclosures presented in the 2008 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
EXECUTIVE OFFICERS
     Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Age	Position(s)

Terence W. Edwards	53	President and Chief Executive Officer
Sandra E. Bell	51	Executive Vice President and Chief Financial Officer
George J. Kilroy	61	Executive Vice President—PHH Corporation; President and Chief Executive Officer—PHH Arval
Mark R. Danahy	49	Senior Vice President—PHH Corporation; President and Chief Executive Officer—PHH Mortgage
William F. Brown	51	Senior Vice President, General Counsel and Corporate Secretary Senior Vice President, General Counsel and Secretary—PHH Mortgage
Mark E. Johnson	49	Senior Vice President and Treasurer
Michael D. Orner	41	Vice President and Controller
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
     George J. Kilroy serves as Executive Vice President of PHH Corporation, a position he has held since March 2009, and President and Chief Executive Officer of PHH Vehicle Management Services Group LLC (“PHH Arval”), a position he has held since March 2001. Mr. Kilroy is responsible for the management of PHH Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s United States operations. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.
     Mark R. Danahy serves as Senior Vice President of PHH Corporation, a position he has held since March 2009, and President and Chief Executive Officer of PHH Mortgage, a position he has held since December 2008. From April 2001 to December 2008, Mr. Danahy served as Senior Vice President and Chief Financial Officer of PHH Mortgage, during which time he was responsible for directing the mortgage accounting and financial planning teams, which include financial reporting, asset valuation and capital markets accounting, planning and forecasting. Mr. Danahy joined Cendant Mortgage in December 2000 as Controller. From 1999 to 2000, Mr. Danahy served as Senior Vice President, Capital Market Operations for GE Capital Market Services, Inc.
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
BOARD OF DIRECTORS
     Our Board of Directors currently consists of seven members. The principal occupations of, and certain other information regarding, each of our directors our other incumbent Directors, as of April 22, 2009, are set forth below. During 2008, our Board of Directors held eight meetings and each Director attended at least 75% of the meetings held by the Board of Directors during the period in which each such Director served as a member of the Board of Directors. All Directors are expected to attend each regularly scheduled meeting of the Board of Directors, as well as each annual meeting of our stockholders (subject to certain limited exceptions). All of our Directors that were serving as Directors on June 11, 2008, attended the 2008 Annual Meeting of Stockholders held on June 11, 2008.

Current Directors

     Terence W. Edwards, 53, serves as our President and Chief Executive Officer, a position he has held since February 2005. Prior to our spin-off from Cendant Corporation (our former parent company, now known as Avis Budget Group, Inc., referred to herein as “Cendant”) on January 31, 2005 (the “Spin-Off”), Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (“Cendant Mortgage,” now known as PHH Mortgage Corporation (“PHH Mortgage”)) since February 1996, and as such, was responsible for overseeing its entire mortgage banking operations. From 1995 to 1996, Mr. Edwards served as Vice President of Investor Relations and Treasurer and was responsible for investor, banking and rating agency relations, financing resources, cash management, pension investment management and internal financial structure. Mr. Edwards joined us in 1980 as a treasury operations analyst and has held positions of increasing responsibility, including Director, Mortgage Finance and Senior Vice President, Secondary Marketing.
     A.B. Krongard, 72, currently serves as non-executive Chairman of the Board of Directors and has served in such capacity since the Spin-Off. Since December 2004, Mr. Krongard has been pursuing personal interests. From March 2001 until December 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From February 1998 until March 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Mr. Krongard previously worked in various capacities at Alex. Brown, Incorporated (“Alex. Brown”). In 1991, Mr. Krongard was elected as Chief Executive Officer of Alex. Brown and assumed the additional duties of Chairman of the Board of Alex. Brown in 1994. Upon the merger of Alex. Brown with Bankers Trust Corporation (“Bankers Trust”) in September 1997, Mr. Krongard became Vice Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency. Since July 2005, Mr. Krongard has served as a member of the Board of Directors of Under Armour, Inc. and currently serves as Lead Director and Chairman of its Audit Committee. Under Armour, Inc. files reports pursuant to the Exchange Act. Mr. Krongard also serves as a director of Iridium Holdings, LLC, a global satellite communications company, and the law firm DLA Piper.
     James O. Egan, 60, has served as a Director since March 2009. Mr. Egan served as a Managing Director of Investcorp International, Inc., an alternative asset management firm specializing in private equity, hedge fund offerings and real estate and technology investments, from 1998 through 2008. Mr. Egan was the partner-in-charge, M&A Practice, U.S. Northeast Region for KPMG LLP from 1997 to 1998 and served as the Senior Vice President and Chief Financial Officer of Riverwood International, Inc. from 1996 to 1997. Mr. Egan began his career with PricewaterhouseCoopers (formerly Coopers & Lybrand) in 1971 and served as partner from 1982 to 1996 and a member of the Board of Partners from 1995 to 1996.
     George J. Kilroy, 61, serves as Executive Vice President of PHH Corporation, a position he has held since March 2009, and as President and Chief Executive Officer of PHH Arval, a position he has held since March 2001. Mr. Kilroy is responsible for the management of PHH

Arval. From May 1997 to March 2001, Mr. Kilroy served as Senior Vice President, Business Development and was responsible for new client sales, client relations and marketing for PHH Arval’s United States operations. Mr. Kilroy joined PHH Arval in 1976 as an Account Executive in the Truck and Equipment Division and has held positions of increasing responsibility, including head of Diversified Services and Financial Services.
     Ann D. Logan, 54, has served as a Director since January 31, 2005. Since July 2000, Ms. Logan has worked with various non-profit organizations. Ms. Logan was an Executive Vice President at the Federal National Mortgage Association (“Fannie Mae”) from January 1993 to July 2000. Ms. Logan ran the single-family mortgage business at Fannie Mae from 1998 to 2000 and was the Chief Credit Officer from 1993 to 1998. From 1989 to 1993, Ms. Logan was a Senior Vice President in charge of Fannie Mae’s Northeast Regional Office in Philadelphia. Prior to joining Fannie Mae, Ms. Logan was Assistant Vice President at Standard & Poor’s Corporation in New York. From 1976 to 1980, Ms. Logan worked for the U.S. Senate Judiciary Committee and served as the Committee Staff Director in 1980.
     James W. Brinkley, 72, has served as a Director since January 31, 2005. In December 2005, Mr. Brinkley became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup Inc.’s acquisition of Legg Mason Wood Walker, Incorporated (“LMWW”). Mr. Brinkley served as a Director of Legg Mason, Inc., a holding company that, through its subsidiaries, provides financial services to individuals, institutions, corporations, governments and government agencies since its formation in 1981. Mr. Brinkley has served as a Senior Executive Vice President of Legg Mason, Inc. since December 1983. Mr. Brinkley became Chairman of LMWW, Legg Mason Inc.’s principal brokerage subsidiary, in February 2004. Mr. Brinkley previously served as LMWW’s Vice Chairman and Chief Executive Officer from July 2003 through February 2004, as its President from 1985 until July 2003 and as its Chief Operating Officer from February 1998 until July 2003.
     Jonathan D. Mariner, 54, has served as a Director since January 31, 2005. Mr. Mariner has been the Executive Vice President and Chief Financial Officer of Major League Baseball since January 2004. From March 2002 to January 2004, Mr. Mariner served as the Senior Vice President and Chief Financial Officer of Major League Baseball. From December 2000 to March 2002, Mr. Mariner served as the Chief Operating Officer of Charter Schools U.S.A., a charter school development and management company. Mr. Mariner was the Executive Vice President and Chief Financial Officer of the Florida Marlins Baseball Club from February 1992 to December 2000.

Former Director

     Francis J. Van Kirk, 60, served as a Director from July 1, 2005 through March 30, 2009. Since November 2005, Mr. Van Kirk has been a partner with Heidrick & Struggles, an international executive search and leadership consulting services company. Prior to joining Heidrick & Struggles, Mr. Van Kirk served as the Managing Partner of the Philadelphia office of PricewaterhouseCoopers LLP from 1996 through June 2005. In this role, Mr. Van Kirk oversaw the integration and coordination of PricewaterhouseCoopers’ lines of service and industry groups to ensure seamless service to its clients. Mr. Van Kirk began his career with PricewaterhouseCoopers in 1971 as a Staff Auditor and was employed in positions of increasing responsibility during his 35-year career with that firm.
COMMITTEES OF THE BOARD
     The Board of Directors has a standing Audit Committee, Compensation Committee, Corporate Governance Committee, Finance and Risk Management Committee and Executive Committee. Each such committee consists solely of Directors who have been affirmatively determined to be “independent” within the meaning of the NYSE Listing Standards and the Company’s Independence Standards. Each of these Committees operates pursuant to a written charter approved by the Board of Directors and each such charter is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of each committee charter is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). In addition, the Board of Directors has a standing Executive Committee which may take certain actions on behalf of the Board of Directors when the Board is not in session.

Audit Committee
     The Audit Committee assists our Board of Directors in the oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence, the performance of our independent registered public accounting firm and our internal audit function, and our compliance with legal and regulatory requirements. The Audit Committee also oversees our corporate accounting and reporting practices by:
▪	meeting with our financial management and independent registered public accounting firm to review our financial statements, quarterly earnings releases and financial data;

▪	appointing and pre-approving all services provided by the independent registered public accounting firm that will audit our financial statements;

▪	reviewing the selection of the internal auditors that provide internal audit services;

▪	reviewing the scope, procedures and results of our audits; and

▪	evaluating our key financial and accounting personnel.
     The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates pursuant to a written charter that is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.”
     The Audit Committee is currently comprised of Messrs. Egan (Chair) and Mariner and Ms. Logan. Our Board of Directors has determined that Messrs. Egan and Mariner qualify as “audit committee financial experts” within the meaning of applicable SEC rules and are independent Directors under the Independence Standards and the NYSE Listing Standards. During 2008, the Audit Committee met thirteen times and each member of the Audit Committee attended at least 75% of the meetings held by the Audit Committee during the period in which each such member served as a member of the Audit Committee.
Compensation Committee
     The Compensation Committee determines and approves all elements of compensation for our Chief Executive Officer and senior management; reviews and approves our compensation strategy, including the elements of total compensation for senior management; reviews and approves the annual bonus and long-term bonus incentive plans, and reviews and grants equity awards for our employees. The Compensation Committee also assists us in developing compensation and benefit strategies to attract, develop and retain qualified employees. See Item 11. “Executive Compensation” for additional information regarding the process for the determination and consideration of executive compensation. The Compensation Committee is currently comprised of Messrs. Brinkley (Chair) and Krongard and Ms. Logan. During 2008, the Compensation Committee met eleven times and each member of the Compensation Committee attended at least 75% of the meetings held by the Compensation Committee during the period in which each such member served as a member of the Compensation Committee.
Corporate Governance Committee
     The Corporate Governance Committee’s responsibilities with respect to its governance function include considering matters of corporate governance and reviewing and revising our Board of Directors’ Corporate Governance Guidelines, Code of Business Conduct and Ethics for Directors and our Code of Conduct for employees and officers. The Corporate Governance Committee identifies, evaluates and recommends nominees for our Board of Directors for each annual meeting (see “ - Corporate Governance—Nomination Process and Qualifications for Director Nominees” below); evaluates the composition, organization and governance of our Board of Directors and its committees, and develops and recommends corporate governance principles and policies applicable to us. The Committee is currently comprised of Messrs. Krongard (Chair), Brinkley and Mariner. During 2008, the Corporate Governance Committee met three times and each member of the Corporate Governance Committee attended at least 75% of the meetings held by the Corporate Governance Committee during the period in which each such member served as a member of the Corporate Governance Committee.
Finance and Risk Management Committee
     The Finance and Risk Management Committee was formed on February 27, 2008 to assist our Board of Directors in fulfilling its oversight responsibilities with respect to the assessment of our overall capital structure and its impact on the generation of appropriate risk adjusted returns, as well as the existence, operation and effectiveness of our risk management programs, policies and practices. The Finance and Risk Management Committee is currently comprised of Ms. Logan (Chair) and Messrs. Egan and Krongard. During 2008, the Finance and Risk Management Committee met seven times and each member of the Finance and Risk Management Committee attended at least 75% of the meetings held by the Finance and Risk Management Committee during the period in which each such member served as a member of the Finance and Risk Management Committee.
Executive Committee
     The Executive Committee may generally exercise all of the powers of our Board of Directors when the Board is not in session, including, subject to certain limitations, the power to authorize the issuance of stock, except that the Executive Committee has no power to alter, amend or repeal our by-laws or any resolution or resolutions of the Board of Directors, declare any dividend or make any other distribution to our stockholders, appoint any member of the Executive Committee or take any other action which legally may be taken only by the full Board of Directors. The Executive Committee is currently comprised of Messrs. Krongard (Chair), Edwards and Kilroy. During 2008, the Executive Committee did not meet.
CORPORATE GOVERNANCE
Executive Sessions of Non-Management Directors
     Executive sessions of non-management Directors without management present are held regularly by the Board of Directors and its Committees to discuss the criteria upon which the performance of the Chief Executive Officer and other senior executives is based, the performance of the Chief Executive Officer and other senior executives against such criteria, the compensation of the Chief Executive Officer and other senior executives and any other relevant matters. Our Board of Directors has designated Mr. Krongard, our non-executive Chairman of the Board and Chairman of the Corporate Governance Committee, as the presiding Director of executive sessions of the non-management Directors of the Board of Directors.
Corporate Governance Guidelines
     The Board of Directors has adopted Corporate Governance Guidelines to assist the Board of Directors in monitoring the effectiveness of decision-making, both at the Board of Directors and management levels and to enhance long-term stockholder value. The Corporate Governance Guidelines outline the following:
▪	the responsibilities of the Board of Directors;

▪	the composition of the Board of Directors, including the requirement that two-thirds of the Directors be independent within the meaning of the NYSE Listing Standards;

▪	Director duties, tenure, retirement and succession;

▪	conduct of Board of Directors and Committee meetings; and

▪	the selection and evaluation of the Chief Executive Officer.
     Our Corporate Governance Guidelines are available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of our Corporate Governance Guidelines is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).
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
     The Directors Code is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” We will post any amendments to the Directors Code, or waivers of the provisions thereof, to our corporate website under the heading “Investor Relations—Corporate Governance.” A copy of the Directors Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).
Code of Conduct for Employees and Officers
     Our Board of Directors has also adopted a Code of Conduct for Employees and Officers (the “Employees and Officers Code”) that is applicable to all of our officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Employees and Officers Code provides, among other things:
▪
guidelines for our officers and employees with respect to ethical handling of conflicts of interest, including examples of the most common types of conflicts of interest that should be avoided (e.g., receipt of improper personal benefits, having an ownership interest in other businesses that may compromise an officer’s loyalty to us, obtaining outside employment with a competitor of ours, etc.);

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
     The Employees and Officers Code is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” We will post any amendments to the Employees and Officers Code, or waivers of the provisions thereof for any of our executive officers, to our corporate website under the heading “Investor Relations—Corporate Governance.” A copy of the Employees and Officers Code is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH).
Nomination Process and Qualifications for Director Nominees
     The Board of Directors has established certain procedures and criteria for the selection of nominees for election to our Board of Directors. Pursuant to its charter, the Corporate Governance Committee is required to identify individuals qualified to become members of the Board, which shall be consistent with the Board’s criteria for selecting new Directors. The committee considers criteria such as diversity, age, skills and experience so as to enhance the Board of Directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of Corporate Governance Committees of the Board to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation or NYSE requirement. The Corporate Governance Committee is also responsible for conducting a review of the credentials of individuals it wishes to recommend to the Board of Directors as a Director nominee, recommending Director nominees to the Board of Directors for submission for a stockholder vote at either an annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors, reviewing the suitability for continued service as a Director of each Board member when his or her term expires and when he or she has a significant change in status, including but not limited to an employment change, and recommending whether such a Director should be re-nominated to the Board or continue as a Director.
     Our amended and restated by-laws provide the procedure for stockholders to make Director nominations either at any annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. A stockholder who is both a stockholder of record on the date of notice as provided for in our amended and restated by-laws and on the record date for the determination of stockholders entitled to vote at such meeting and gives timely notice can nominate persons for election to our Board of Directors either for an annual meeting of stockholders or at any special meeting of stockholders called for the purpose of electing Directors. The notice must be delivered to or mailed and received by the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH):
▪
in the case of an annual meeting, not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 90th day prior to the date of such annual meeting and not later than the close of business on the later of the 60th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such annual meeting is first made, and

▪
in the case of a special meeting of stockholders called for the purpose of electing Directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was sent or public announcement of the date of the special meeting was made, whichever first occurs.

     The stockholder’s notice to our Corporate Secretary must be in writing and include the following information, as more fully described in Section 1.10 of our amended and restated by-laws:
     (i) as to each person whom the stockholder proposes to nominate for election as a Director (each, a “Proposed Nominee”):
▪
all information relating to the Proposed Nominee that would be required to be disclosed in connection with solicitations of proxies for election of the Proposed Nominee pursuant to Regulation 14A of the Exchange Act; and

▪	a statement of the background and qualifications of each such Proposed Nominee;
     (ii) as to the stockholder giving the notice of any Proposed Nominee and any Stockholder Associated Person (as defined in the amended and restated by-laws):
▪
the class, series and number of all shares of stock or other securities of the Company or any affiliate of the Company (collectively, the “Company Securities”), if any, which are owned (beneficially or of record) by such stockholder, Proposed Nominee or Stockholder Associated Person, the date on which each such Company Security was acquired and the investment intent of such acquisition, and any short interest (including any opportunity to profit or share in any benefit from any decrease in the price of such stock or other security) in any Company Securities of any such person;

▪	the nominee holder for, and number of, any Company Securities owned beneficially but not of record by such stockholder, Proposed Nominee or Stockholder Associated Person;

▪
whether and the extent to which such stockholder, Proposed Nominee or Stockholder Associated Person, directly or indirectly, is subject to or during the last six months has engaged in any hedging, derivative or similar transactions with respect to any Company Securities; and

▪
any interest, direct or indirect, of such stockholder, Proposed Nominee or Stockholder Associated Person, in the Company or any affiliate of the Company, other than an interest arising from the ownership of Company Securities;

     (iii) as to the stockholder giving the notice, any Stockholder Associated Person with an interest or ownership referred to in (ii) above, and any Proposed Nominee, the name and address of such stockholder, as they appear on the Company’s stock ledger, and the current name and business address, if different, of each such Stockholder Associated Person and any Proposed Nominee;
     (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the Proposed Nominee(s) in its notice, and
     (v) any other information relating to such stockholder that would be required to be disclosed in connection with solicitations of proxies for election of the Proposed Nominee pursuant to Regulation 14A of the Exchange Act.
     Such notice must be accompanied by a written consent of each Proposed Nominee to be named as a nominee and to serve as a director if elected. No person shall be eligible for election as a director of the Company unless nominated in accordance with the procedures set forth in our amended and restated by-laws. If the chairman of the meeting determines that a nomination was not made in accordance with the above-described procedures, the chairman of the meeting shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded. No adjournment or postponement of a meeting of stockholders shall commence a new period for the giving of notice of a stockholder proposal under our amended and restated by-laws.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires our executive officers and Directors, and any persons that beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. To the Company’s knowledge, based solely upon our review of Forms 3, 4 and 5 that have been filed with the SEC and written representations from our executive officers and Directors that no Forms 5 were required, we believe that all of our executive officers, Directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2008, except for the failure to timely file one Form 4 pertaining to the forfeiture of restricted stock units on April 27, 2008 by each of Messrs. Edwards, Brown, Kilroy and Danahy. The failure to timely file such Form 4s was inadvertent and was discovered by the Company on March 13, 2009. Upon discovering the filing deficiency, Form 4s were promptly filed on March 13, 2009, to report the forfeitures.
NYSE Certification
     The NYSE requires that the chief executive officers of its listed companies certify annually to the NYSE that they are not aware of violations by their companies of NYSE corporate governance listing standards. The Company submitted a non-qualified certification by its Chief Executive Officer to the NYSE in 2008 in accordance with the NYSE’s rules.
Item 11. Executive Compensation
COMPENSATION COMMITTEE REPORT
     The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis set forth below with management and, based on such review, recommended to the Board of Directors that the Compensation Discussion and Analysis set forth below be included in the Company’s Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 2008.
Compensation Committee of the Board of Directors
James W. Brinkley (Chair)
A.B. Krongard
Ann D. Logan

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
     During 2007, we entered into a definitive agreement (the “Merger Agreement”) with General Electric Capital Corporation (“GE”) and GE’s wholly-owned subsidiary, Jade Merger Sub, Inc., to be acquired (the “Merger”). The Merger Agreement was ultimately terminated on January 1, 2008, in accordance with its terms as previously disclosed. However, because of provisions contained in the Merger Agreement that restricted changes to the compensation of the Named Executive Officers in advance of the closing of the Merger, and in anticipation of the Merger occurring on or before December 31, 2007, compensation decisions during 2007 did not include a detailed evaluation of our compensation structure. Rather, the Compensation Committee of the Board of Directors instead focused on severance and retention matters in an effort to ensure the retention of key personnel through the anticipated closing date of December 31, 2007.
     During the fourth quarter of 2007, the Compensation Committee, in consultation with management and the Committee’s independent compensation consultants, began evaluating potential equity awards to executive officers and other employees in the event that the Merger was not consummated. The Compensation Committee reviewed the Company’s equity awards since the Spin-Off, noting that no equity awards had been granted to employees since 2005 and that certain employees had been precluded from realizing the value of previously issued equity awards due to the imposition of a blackout period under Regulation BTR following the announcement of a delay in filing our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Blackout Period”).
     In light of these considerations, the Compensation Committee discussed increasing the size of equity-based awards during 2008 in order to address the lack of equity-based awards in 2006 and 2007 and to motivate and retain employees in the event that the Merger was not consummated. During 2008, following the termination of the Merger Agreement, the Compensation Committee of the Board of Directors, in consultation with management and its compensation consultants, took actions designed to address the lack of equity awards in 2006 and 2007, to motivate and retain employees, and to align the interests of the Named Executive Officers with those of our stockholders.
Compensation Committee Oversight of Executive Compensation
     The Compensation Committee of the Board of Directors is comprised of three independent, non-executive Directors—Messrs. Brinkley (Chair) and Krongard and Ms. Logan—and is responsible for overseeing our executive compensation policies, including evaluating and approving the compensation of our Named Executive Officers as listed in the “— Summary Compensation Table” below. The Board of Directors has adopted a Compensation Committee Charter which sets forth the purpose, composition, authority and responsibilities of the Compensation Committee. The Compensation Committee reviews and determines the base salary, annual and long-term incentive awards, equity awards and other compensation for each Named Executive Officer, including our President and Chief Executive Officer, and evaluates our compensation policies. The Compensation Committee also has the authority to engage and retain executive compensation consultants to assist with such evaluations.
Executive Compensation Objectives
     The primary objective of our executive compensation policies is to attract, retain and motivate qualified executive officers to manage our business in order to maximize stockholder value. Our executive compensation policies are intended to facilitate the achievement of our short-term and long-term business strategies through aligning compensation with performance by:
▪	providing base salaries and other compensation that are competitive and designed to attract and retain executive talent;

▪	rewarding executive performance through variable, at-risk compensation that is dependent upon meeting specified performance targets; and

▪	aligning the interests of our executive officers with the interests of our stockholders by providing equity-based compensation as a component of total compensation.

     The Compensation Committee is responsible for reviewing and approving the compensation for our Named Executive Officers and stock equity awards for all employees. The Compensation Committee does not rely upon a fixed formula or specific numerical criteria in determining each Named Executive Officer’s total compensation or the allocation of compensation among the various components of compensation described below. Moreover, we do not have a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation. Rather, the Compensation Committee exercises its business judgment in determining total compensation based upon the following criteria:
▪	our long-term strategic objectives, financial and other performance criteria and individual performance goals;

▪	the competitive compensation levels for executive officers at companies in similar businesses and/or of similar size;

▪	the overall economic environment and industry conditions;

▪	unique circumstances impacting us and our executive officers, such as the termination of the Merger Agreement; and

▪	the recommendations of executive compensation consultants.
     Based upon its analysis of these criteria, the Compensation Committee determines each component of executive compensation (as discussed below) for the Named Executive Officers, taking into consideration the total compensation relative to the median for the Peer Group (as defined in "—Benchmarking” below).
Role of Management in Executive Compensation Decisions
     Generally, our Chief Executive Officer makes recommendations to the Compensation Committee as it relates to the compensation of our other executive officers. In addition, our executive officers, including our Chief Executive Officer, Chief Financial Officer and Senior Vice Presidents of Human Resources, provide input and make proposals regarding the design, operation, objectives and values of the various components of compensation in order to provide appropriate performance and retention incentives for key employees. These proposals may be made on the initiative of the Chief Executive Officer, the executive officers or upon the request of the Compensation Committee.
Executive Compensation Consultants
     During 2007, the Compensation Committee retained Mercer Human Resource Consulting, Inc. (“Mercer”) to assist it with the evaluation of the Company’s executive compensation. Mercer analyzed and provided comparative executive compensation data and compensation program proposals for the Compensation Committee’s consideration in evaluating and setting the compensation of the Named Executive Officers and the overall structure of our compensation policies. Compensation decisions in 2007 did not, however, include a detailed evaluation of the compensation structure during 2007 due to the fact that the Merger was pending and the Merger Agreement contained customary restrictions on changing the compensation of the Named Executive Officers.
     During 2008, the Compensation Committee engaged a new compensation consultant, PricewaterhouseCoopers LLP (“PwC”). During 2008, upon prior approval, PwC also provided certain other consulting services to management. The Compensation Committee does not believe that these other services compromised PwC’s ability to provide the Compensation Committee with an independent perspective on executive compensation.
     Based, in part, on recommendations from the Compensation Committee’s prior consultant, Mercer, and, in part, on recommendations from PwC following PwC’s analysis of the Company’s compensation objectives and compensation structure, the Compensation Committee took various actions in 2008 designed to address the lack of equity awards in 2006 and 2007, to motivate and retain employees, and to align the interests of the Named Executive Officers with those of our stockholders. See "—Benchmarking” and “—Executive Compensation Decisions in 2007, 2008 and 2009” below for more information regarding the various actions taken by the Compensation Committee.
Benchmarking
     During 2006, to ensure that we were competitive in attracting and retaining executive talent, we benchmarked our executive compensation against a peer group consisting of 14 companies in similar businesses, including mortgage, leasing and financial services companies, and/or of similar size based on total sales and total assets (the “Old Peer Group”). The Old Peer Group consisted of the following companies:

• AMERCO	• Fiserv, Inc.	• Radian Group, Inc.
• American Home Mortgage	• GATX Corp.	• Rent-A-Center, Inc.
• Investment Corp.	• Golden West Financial Corp.	• Ryder System, Inc.
• Astoria Financial Corporation	• IndyMac Bancorp, Inc.	• Sovereign Bancorp, Inc.
• CIT Group Inc.	• MGIC Investment Corp.	• Westcorp, Inc.
     During 2006, Mercer provided the Compensation Committee with executive compensation information for the Peer Group as well as survey data from multiple national compensation surveys (the “Survey Data”) in order to assist in the compensation evaluation due to the unique nature of our business segments and the lack of peer companies with a similar business segment mix for comparison. The Compensation Committee evaluated the base salary, short-term and long-term incentives and actual and target total compensation levels for the Peer Group and Survey Data, including the median and percentile ranges for each compensation component, for comparison with that of our Named Executive Officers. The Compensation Committee determined that total executive compensation for the Named Executive Officers should be targeted at or slightly above the median of the compensation of the Peer Group in order to be competitive with the compensation structure of the Peer Group and to attract and retain executive talent. These targets may be adjusted based upon the specific responsibilities, experience and performance of each Named Executive Officer as well as other factors in the Compensation Committee’s discretion.
     During 2007, the Compensation Committee did not undertake any additional benchmarking given the announcement of the Merger. However, during 2008, following the termination of the Merger Agreement, the Compensation Committee determined that use of the Old Peer Group for benchmarking purposes was no longer appropriate due to certain changes at some of the companies included in the Old Peer Group. Based, in part, upon the recommendations of PwC, the Compensation Committee approved a new peer group during 2008 for purposes of benchmarking our executive compensation (the “New Peer Group”). The New Peer Group consists of the following 9 companies that, at the time of the establishment of the New Peer Group, were direct competitors of the Company or that the Company competed with for executive talent or investor capital:

• AMERCO	• GATX Corp.	• Radian Group, Inc.
• Fidelity National Information Services, Inc.	• IndyMac Bancorp, Inc.	• Ryder System, Inc.
• Flagstar Bancorp Inc.	• MGIC Investment Corp.	• Wright Express Corp.
Due to events occurring after the establishment of the New Peer Group, including the bankruptcy filing by IndyMac Bancorp, Inc. following the well-publicized seizure of IndyMac Bank, F.S.B. by the Federal Deposit Insurance Corporation, the Compensation Committee may elect to revise the New Peer Group in the future to ensure the relevance of the entities included in the New Peer Group.
Components of Executive Compensation
     The primary components of the executive compensation arrangements for our Named Executive Officers are base salaries, variable compensation programs and long-term incentive awards.
     Base Salaries. The Compensation Committee is responsible for determining the base salary of our Chief Executive Officer and other Named Executive Officers, which includes the review and approval of annual adjustments to their base salaries. Base salaries are intended to provide a level of cash compensation that is externally competitive in relation to the responsibilities of the executive’s position in order to attract and retain executive talent.
     During 2007, the Compensation Committee did not undertake a detailed evaluation of the compensation structure of our Named Executive Officers due to the announcement of the Merger and certain restrictions upon compensation matters for the Named Executive Officers pursuant to the Merger Agreement. During 2008, the Compensation Committee evaluated salary levels based upon competitive compensation levels for companies in the New Peer Group, as well as consideration of the nature of each executive officer’s position and the contribution, achievement, experience and tenure of each executive officer. No adjustments to the salary levels of the Named Executive Officers were made during 2007 or 2008. The Compensation Committee did, however, take various actions in respect of equity-based awards and severance agreements for certain of the Named Executive Officers. See “—Long-Term Incentive Awards” and “—Executive Compensation Decisions in 2007, 2008 and 2009” below for more information regarding the various actions taken by the Compensation Committee.
     The following table sets forth the annualized base salaries for the Named Executive Officers for 2008.

		Annualized
		Base
		Salary for
Name	Title	2008
Terence W. Edwards	President and Chief Executive Officer	$564,635
Sandra E. Bell	Executive Vice President and Chief Financial Officer	400,000	(1)
Clair M. Raubenstine	Former Executive Vice President and Chief Financial Officer	1,000,000	(2)
George J. Kilroy	Executive Vice President; President and Chief Executive Officer-PHH Arval	450,000
Mark R. Danahy	Senior Vice President; President and Chief Executive Officer-PHH Mortgage	325,000	(3)
William F. Brown	Senior Vice President, General Counsel and Secretary; Senior Vice President, General Counsel and Secretary -PHH Mortgage	300,000

(1)	Ms. Bell joined the Company October 13, 2008, and her annual base salary is $400,000 per year.

(2)	Mr. Raubenstine resigned from the Company effective October 31, 2008. Prior to his resignation, Mr. Raubenstine’s annual base salary was $1,000,000 per year.

(3)	Effective January 1, 2009, Mr. Danahy’s annual base salary was increased by $50,000 to $375,000.
     Variable Compensation Programs. Our Named Executive Officers may receive additional cash compensation through participation in our annual management incentive plans for PHH, PHH Mortgage and PHH Arval (collectively, the “MIPs”) that are designed to motivate eligible recipients to achieve our short-term objectives. Generally, each executive officer, except for Mr. Raubenstine during the term of his employment, is eligible to receive an annual cash incentive payout calculated as a percentage of the executive officer’s base salary and based upon the achievement of performance targets for consolidated results, operating segment results, individual executive officer performance and/or other performance targets established by the Compensation Committee in its discretion. The Compensation Committee also has discretion, when establishing performance targets and when determining whether annual performance targets have been met, to exclude the impact of certain extraordinary or unusual accounting adjustments, income items or expense items. In order to tie a greater percentage of our executive officer’s compensation to the achievement of our annual performance objectives, the target payout percentage of base salary increases as an executive officer’s duties and responsibilities within the Company increase.
     The Compensation Committee generally sets the performance targets under the MIPs at levels that are considered to be challenging based on historical performance, industry and market conditions, and adjusts such targets each year to coincide with our overall strategy, performance targets and other factors. Since the Spin-Off, the Compensation Committee has established the performance targets for the Named Executive Officers and all MIP eligible employees based on the pre-tax income after minority interest for PHH, PHH Mortgage and/or PHH Arval. Our performance targets are intended to be attainable if our management team provides a strong performance as determined by the Compensation Committee. For the five years prior to 2008, the performance targets established for the MIPs for PHH Mortgage were exceeded in 2003 and 2005 and not achieved in 2004, 2006 and 2007, and the performance targets established for the MIPs for PHH Arval were met in 2003 and exceeded in 2004, 2005, 2006 and 2007. The performance targets for the PHH Corporate MIPs were exceeded in 2005 and not achieved in 2006. Due to the announcement of the Merger that was expected to close on or before December 31, 2007, the Compensation Committee did not approve a PHH Corporate MIP for 2007. See “—Executive Compensation Decisions in 2007, 2008 and 2009” below for more information.
     During 2008, in consultation with management and PwC, the Compensation Committee approved the 2008 PHH Corporation Management Incentive Plan (the “2008 Corporate MIP”), the 2008 PHH Arval Management Incentive Plan (the “2008 Fleet MIP”) and the 2008 PHH Mortgage Management Incentive Plan (the “2008 Mortgage MIP”) (together, the “2008 MIPs”) and established performance targets under each of the 2008 MIPs. The performance targets for the 2008 Fleet MIP and 2008 Mortgage MIP were based on the pre-tax income after minority interest for the year ended December 31, 2008, for PHH Arval and PHH Mortgage, respectively. The performance target for the 2008 Corporate MIP was based 50% on the performance achieved under the 2008 Fleet MIP and 50% on the performance achieved under the 2008 Mortgage MIP.
     Pursuant to the terms of the 2008 MIPs, in the event that the performance targets were achieved or exceeded, the participating Named Executive Officer would receive a cash payment in an amount equal to the Named Executive Officer’s base salary multiplied by the target payout percentage for such Named Executive Officer multiplied by the percentage by which the performance target for such plan was met or exceeded. Messrs. Edwards and Brown were participants in the 2008 Corporate MIP, but were not participants in the 2008 Fleet MIP or 2008 Mortgage MIP. Mr. Kilroy was a participant in the 2008 Fleet MIP, but was not a participant in the 2008 Corporate MIP or 2008 Mortgage MIP. Mr. Danahy was a participant in the 2008 Mortgage MIP, but was not a participant in the 2008 Corporate MIP or 2008 Fleet MIP. Mr. Raubenstine was not a participant in any of the 2008 MIPs. For 2008, Ms. Bell was not a participant in any of the 2008 MIPs, but instead received a prorated bonus of $87,671 in accordance with the previously disclosed terms of her employment upon hire.

     The table below sets forth the threshold, target and maximum payout percentage of base salary for each of the Named Executive Officers that were participants in one of the 2008 MIPs. During 2007 and 2008, the Compensation Committee did not make any adjustments to the target payout percentages for the Named Executive Officers that were established in 2006.

		Minimum	Threshold	Target	Maximum
		Payout as	Payout as	Payout as	Payout as
		Percentage	Percentage	Percentage	Percentage
	Applicable	of Base	of Base	of Base	of Base
Name	2008 MIP Plan	Salary	Salary	Salary	Salary

Terence W. Edwards	2008 Corporate MIP	0%	100%	100%	162.50%
George J. Kilroy	2008 Fleet MIP	0%	100%	100%	125.00%
Mark R. Danahy	2008 Mortgage MIP	0%	75%	75%	150.00%
William F. Brown	2008 Corporate MIP	0%	50%	50%	81.25%
     In 2009, the Compensation Committee reviewed the 2008 pre-tax income after minority interest for PHH Arval and PHH Mortgage and determined that the performance target under the 2008 Fleet MIP was exceeded and that the performance target under the 2008 Mortgage MIP had not been achieved. As a result, Mr. Kilroy received a payout of $513,000 under the 2008 Fleet MIP, representing a payout of 114% of Mr. Kilroy’s base salary, and Mr. Danahy did not receive any payout under the 2008 Mortgage MIP. Based solely on the performance achieved by PHH Arval under the 2008 Fleet MIP, Messrs. Edwards and Brown received payouts under the 2008 Corporate MIP of $321,842 and $85,500, respectively, representing payouts as a percentage of base salary of 57% and 28.5%, respectively. Participants in the 2008 Fleet MIP, 2008 Mortgage MIP and 2008 Corporate MIP other than Named Executive Officers received payouts equal to 117%, 50% and 58.5%, respectively, of their respective target payout percentages of base salary. In addition, in recognition of their individual efforts in 2008 and other relevant factors, the Compensation Committee approved discretionary cash bonuses to Messrs. Danahy and Brown in the amount of $122,132 and $37,500, respectively. See “—Summary Compensation Table” below and Footnote 5 under “—Summary Compensation Table” below for more information regarding the payouts under the 2008 Corporate MIP, 2008 Fleet MIP and 2008 Mortgage MIP.
     Long-Term Incentive Awards. The Compensation Committee administers our 2005 Equity and Incentive Plan, which provides for equity-based awards, including restricted stock units (“RSUs”) and options to purchase our common stock (“Stock Options”). The Compensation Committee considers equity-based awards to our Named Executive Officers an appropriate and effective method of retaining key management employees and aligning their interests with the interests of our stockholders. Eligibility for equity-based awards, the number of shares underlying each award and the terms and conditions of each award, including any provisions for accelerated vesting based upon attainment of performance targets, are determined by the Compensation Committee upon consultation with management and the Committee’s compensation consultant. When establishing performance targets and when determining whether any performance targets have been met, the Committee has discretion to exclude the impact of certain extraordinary or unusual accounting adjustments, income items or expense items.
     On January 10, 2008, following the termination of the Merger Agreement, the Compensation Committee, in consultation with management and the Committee’s compensation consultant, approved the award of RSUs to employees eligible to participate in the 2005 Equity and Incentive Plan, including the Named Executive Officers employed by the Company on such date (the “2008 RSU Awards”).
     The following table sets forth the 2008 RSU Awards granted to the Named Executive Officers that were employed by the Company on January 10, 2008:
     2008 RSU Awards

		Number of Securities	Grant Date Fair
Named Executive Officer	Grant Date	Underlying RSU Awards	Value of RSU Awards

Terence W. Edwards	1/10/2008	46,458	$800,007
Clair M. Raubenstine	1/10/2008	14,518	250,000
George J. Kilroy	1/10/2008	37,021	637,502
Mark R. Danahy	1/10/2008	26,132	449,993
William F. Brown	1/10/2008	26,132	449,993
     The 2008 RSU Awards vest ratably in two equal annual installments beginning January 10, 2012, with the potential acceleration of vesting of up to one-third of the total award on each of February 28, 2009, February 28, 2010, and February 28, 2011, provided that the Compensation Committee has approved the achievement of performance targets for the applicable fiscal year immediately preceding each such date. For Messrs. Edwards and Brown, the performance targets for their 2008 RSU Awards are based 50% on the performance achieved by PHH Arval and 50% on the performance achieved by PHH Mortgage. Accordingly, if both PHH Arval and PHH Mortgage meet their respective performance targets in respect of any accelerated vesting date, vesting of 1/3 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. If only PHH Arval or PHH Mortgage, but not both, meet their respective performance target in respect of any accelerated vesting date, vesting of only 1/6 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. For Messrs. Kilroy and Danahy, the performance targets for their 2008 RSU Awards are based 100% on the performance achieved by PHH Arval and PHH Mortgage, respectively. During the first quarter of 2009, the Compensation Committee determined that the performance target for 2008 was achieved for PHH Arval, but was not achieved for PHH Mortgage. As a result, vesting of 1/6 of the total 2008 RSU Awards for Messrs. Edwards and Brown and 1/3 of the total 2008 RSU Awards for Mr. Kilroy was accelerated on March 11, 2009, upon the approval of the Compensation Committee. The Compensation Committee has not approved accelerated vesting of any portion of the 2008 RSU Awards held by Mr. Danahy. The 2008 RSU Awards granted to Mr. Raubenstine were forfeited on October 31, 2008, in connection with his resignation of employment.
     During 2006 and 2007, the Compensation Committee did not make any grants of equity-based awards under the 2005 Equity and Incentive Plan due to (i) the announcement of the Merger which was expected to close on or before December 31, 2007 and (ii) the delay in the filing of our financial statements with the SEC, which resulted in our Registration Statement on Form S-8 for our 2005 Equity and Incentive Plan (the “Form S-8”) not being effective until we became a current filer with the SEC on June 28, 2007. See “—Executive Compensation Decisions in 2007, 2008 and 2009” below for more information.
     In June 2005, the Compensation Committee granted an award of RSUs (the “2005 RSU Awards”) and Stock Options (the “2005 Stock Option Awards”) to certain of the Named Executive Officers that were employed by the Company at that time. The Compensation Committee granted awards to Messrs. Danahy and Brown in the form of 2005 RSU Awards. For Messrs. Edwards and Kilroy, the Compensation Committee granted awards in the form of both 2005 RSU Awards and 2005 Stock Option Awards in order to further tie their compensation to the creation of stockholder value. At the date of grant, the 2005 RSU Awards and 2005 Stock Option Awards were scheduled to vest ratably, subject to continued employment, in three equal annual installments beginning June 28, 2009, with the potential acceleration of vesting of 25% of the total 2005 RSU Awards and 25% of the total 2005 Stock Option Awards on each of June 28, 2006, June 28, 2007, June 28, 2008, and June 28, 2009, upon the achievement of certain performance targets established by the Compensation Committee for the applicable fiscal year immediately preceding each such date. The Compensation Committee establishes these performance targets annually for these awards and certain other equity-based awards with performance-based vesting that were converted from Cendant awards at the time of the Spin-Off. Performance targets for equity-based awards are generally determined in the same manner as performance targets for the various MIPs and, for 2007 and 2008, were based on pre-tax income after minority interest. See “—Variable Compensation Programs” above for additional information regarding establishing the performance targets and the difficulty in attaining such targets. The performance target for the 2005 RSU Awards and 2005 Stock Option Awards was achieved for 2005, but was not achieved for 2006, 2007 or 2008. As a result, 25% of the total 2005 RSU Awards and 25% of the total 2005 Stock Option Awards vested on June 28, 2006, however, settlement of the portion of the 2005 RSU Awards that vested was deferred until January 8, 2008, due to the Blackout Period. Subject to continued employment, the unvested portion of the 2005 RSU Awards and 2005 Stock Option Awards will vest ratably in three equal annual installments beginning June 28, 2009.
Executive Compensation Decisions in 2007, 2008 and 2009
     2007 Executive Compensation Decisions. During 2007, the Compensation Committee, in consultation with management and the Committee’s compensation consultant, Mercer, considered the impact of the Merger on certain executive officers and the need to retain those executive officers through the effective time of the Merger. In June 2007, based on these considerations, in lieu of the adoption of a PHH Corporate MIP for 2007, the Compensation Committee approved a form of retention agreement (the “Retention Agreement”) in order to create an incentive for certain of our executive officers to remain employed with us through the earlier of the effective time of the Merger or December 31, 2007. The amount of the retention bonus equaled the executive officer’s target payout that would have otherwise been established under a MIP expressed as a percentage of base salary, but would be prorated if the effective time of the Merger was prior to December 31, 2007. If a Termination Event (as defined below) occurred prior to the effective time of the Merger, the executive officer covered by a Retention Agreement would also receive the retention bonus. Mr. Brown was the only Named Executive Officer with whom we entered into a Retention Agreement and, pursuant to Mr. Brown’s Retention Agreement, he was entitled to a retention bonus of $150,000, equal to 50% of his base salary and subject to pro-ration as described above, provided that he continued his employment through the earlier of the effective time of the Merger or December 31, 2007. The full retention bonus for Mr. Brown was earned on December 31, 2007, and was paid in the first quarter of 2008.
     During 2007, the Compensation Committee also approved severance arrangements for certain executive officers as permitted under the Merger Agreement (the “2007 Severance Agreement”) that provided post-termination payments of severance to the executive officer in the event that one of the following termination events occurred on or prior to the first anniversary of the effective time of the Merger: (i) the involuntary termination of employment other than for “cause” or “disability” (as such terms are defined in the 2007 Severance Agreement) or (ii) the voluntary termination of employment as a result of (a) a change in the required location of the executive officer’s employment in excess of 20 miles, (b) the material diminution of the executive officer’s duties and responsibilities as of the date of the applicable 2007 Severance Agreement, subject to certain enumerated exceptions, or (c) a reduction in the executive officer’s base salary or a material reduction in compensation opportunity as of the date of the applicable 2007 Severance Agreement. The amount of the post-termination payment for each Named Executive Officer that entered into a 2007 Severance Agreement was equal to two times the sum of the Named Executive Officer’s base salary and target MIP payout amount. On June 13, 2007, we entered into 2007 Severance Agreements with Messrs. Kilroy and Brown to provide such severance benefits. In the event one of the foregoing termination events had occurred on or prior to the first anniversary of the effective time of the Merger, Messrs. Kilroy and Brown would have been entitled to receive $1,800,000 and $900,000, respectively, in a lump-sum payment, subject to certain conditions including, but not limited to, the execution of a general release of any claims against us and our affiliates.
     In August 2007, the Compensation Committee also reviewed and approved the deferral of shares to be issued to the Named Executive Officers to satisfy the settlement of RSUs that vested during 2006 and 2007, which shares could not be issued during the Blackout Period until the earlier of the closing of the Merger or the expiration of the Blackout Period. These RSUs were settled on January 8, 2008. In addition, upon consideration of the impact of the ineffectiveness of the Form S-8 from March 2006 through June 2007 and the additional restrictions on executive officers to exercise Stock Options during the pendency of the Merger, the Compensation Committee, in August 2007, modified the terms of certain Stock Options that were converted from Cendant awards at the time of the Spin-Off and that were held by certain employees, including Mr. Brown, to extend the expiration date for such Stock Options until the earlier of the closing of the Merger or 30 days after the date that the exercise of such Stock Options would not violate any applicable federal, state or local law. Following the termination of the Merger, the modified Stock Options held by Mr. Brown expired unexercised in 2008.
     During the fourth quarter of 2007, the Compensation Committee, in consultation with management and the Committee’s compensation consultant, Mercer, began evaluating potential equity awards to executive officers and other employees in the event that the Merger was not consummated. The Compensation Committee reviewed the Company’s equity-based awards since the Spin-Off, noting that no equity-based awards had been granted to employees since 2005 and that certain employees had been precluded from realizing the value of previously issued equity-based awards due to the Blackout Period and Merger. In light of these considerations, the Compensation Committee discussed awarding a larger number of equity-based awards during 2008 in order to address the lack of equity-based awards in 2006 and 2007 and to motivate and retain employees in the event that the Merger was not consummated.
     2008 Executive Compensation Decisions. In January 2008, the Compensation Committee determined that the Merger had a significant impact on our ability to achieve the 2007 performance targets for certain outstanding RSUs and Stock Option awards. The Compensation Committee noted that, of the equity-based awards subject to annual performance targets, certain awards made in connection with the Spin-Off on February 1, 2005, in order to convert existing Cendant awards of stock options and restricted stock units originally granted in 2004 into awards under our 2005 Equity and Incentive Plan (the “2004 Conversion RSUs” and together with the stock options, the “2004 Conversion Awards”) were the only outstanding equity awards that would be forfeited in the event the annual performance targets for 2007 were not achieved. Certain other equity-based awards were subject to accelerated vesting in the event that we achieved performance targets for each applicable fiscal year. See Footnote 5 of the “Grants of Plan-Based Awards” table below for more information regarding the 2004 Conversion RSUs. As a result of its consideration of the impact of the Merger and the recommendation of management and discussions with its compensation consultant, Mercer, the Compensation Committee modified the 2004 Conversion Awards during January 2008 for all recipients, including 2004 Conversion RSUs for Messrs. Edwards, Kilroy, Danahy and Brown, resulting in the vesting of 12.5% of the 2004 Conversion Awards as if the Company had achieved 100% of the performance targets applicable to such awards for fiscal year 2007, provided that they remained employed with us through the vesting date of April 27, 2008. As a result of this amendment, 5,908, 5,908, 3,250 and 2,068 shares vested on April 27, 2008 for Messrs. Edwards, Kilroy, Danahy and Brown, respectively. The remaining 2004 Conversion RSUs held by these Named Executive Officers were forfeited on April 27, 2008. See the “Grants of Plan-Based Awards” table below and, in particular, Footnote 5 to the “Grants of Plan-Based Awards” table below for more information concerning the partial vesting of the 2004 Conversion RSUs.
     In January 2008, the Compensation Committee also approved (i) the amendment and restatement of the 2007 Severance Agreement (the “Restated Severance Agreement”) for certain executive officers and (ii) the execution of new severance agreements (the “New Severance Agreement,” and together with the Restated Severance Agreement, the “2008 Severance Agreements”) for certain other executive officers. On January 14, 2008, we entered into 2008 Severance Agreements with Messrs. Kilroy, Danahy and Brown. The 2008 Severance Agreements provide post-termination payments of severance in the event that one of the following termination events occurs on or before the first anniversary of the effective time of a change in control (as such term is defined in the 2008 Severance Agreements) of the Company that occurs on or before December 31, 2009: (i) the involuntary termination of employment other than for “cause” or “disability” (as such terms are defined in the 2008 Severance Agreements) or (ii) the voluntary termination of employment as a result of (a) a change in the required location of the executive officer’s employment in excess of 50 miles, (b) the material diminution of the executive officer’s duties and responsibilities as of the date of the applicable 2008 Severance Agreement, subject to certain enumerated exceptions, or (c) a reduction in the executive officer’s base salary or a material reduction in compensation opportunity as of the date of the applicable 2008 Severance Agreement. The amount of the post-termination payment for each Named Executive Officer that entered into a 2008 Severance Agreement was intended to represent two times the sum of such Named Executive Officer’s base salary and target MIP payout amount in effect as of the date of such 2008 Severance Agreement. In the event of a termination event (as such term is defined in the 2008 Severance Agreements) occurring on or before the first anniversary of the effective time of a change in control of the Company that occurs on or before December 31, 2009, Messrs. Kilroy, Danahy and Brown would be entitled to receive $1,800,000, $1,137,500 and $900,000, respectively, in a lump-sum payment, subject to certain conditions including, but not limited to, the execution of a general release of any claims against us and our affiliates.
     In February 2008, following a change in personnel at Mercer, the Compensation Committee undertook an evaluation of several executive compensation consultants. Following this evaluation, in February 2008, the Compensation Committee retained PwC to assist it with the evaluation of executive compensation and serve as the Committee’s executive compensation consultant in 2008.
     In March 2008, as discussed above under “—Variable Compensation Programs,” the Compensation Committee established the 2008 MIPs and approved the performance targets for each of the 2008 MIPs, including the 2008 Corporate MIP, the 2008 Fleet MIP and the 2008 Mortgage MIP. The performance targets for the 2008 Fleet MIP and 2008 Mortgage MIP were based on the attainment of certain pre-tax income after minority interest targets for the year ending December 31, 2008, for PHH Arval and PHH Mortgage, respectively. The performance target for the 2008 Corporate MIP was based 50% on the performance achieved under the 2008 Fleet MIP and 50% on the performance achieved under the 2008 Mortgage MIP. Consistent with past practice, the performance targets for 2008 were intended to be attainable if our management team provided a strong performance as determined by the Compensation Committee. See “—Variable Compensation Programs” above for more information regarding the 2008 MIPs.
     In June 2008, following a review by PwC of the composition of peer companies utilized by the Committee in evaluating and benchmarking executive compensation, the Committee determined that the composition of peer companies previously utilized by the Committee in evaluating and benchmarking executive compensation was no longer appropriate due to certain changes at certain of those entities. Based in part on PwC’s recommendations, the Committee approved a new peer group of companies for purposes of benchmarking our executive compensation. See “—Benchmarking” above for further information concerning the changes to the peer group utilized by the Committee for executive compensation benchmarking purposes.
     In June 2008, the Compensation Committee, in consultation with management and representatives of PwC, considered the financial impact upon certain employees of the ineffectiveness of the Form S-8 from March 2006 through June 2007 and the additional restrictions imposed on executive officers during the remainder of 2007 pertaining to the exercise of Stock Options that, taken together, effectively precluded such employees from exercising certain previously granted Stock Options prior to their stated expiration, notwithstanding that such Stock Options had previously been modified to extend the original expiration date. In recognition of the value that would have been received by such employees had they been permitted to exercise of such Stock Options during these periods, the Compensation Committee granted to these employees, including Mr. Brown, shares of our common stock under the 2005 Equity and Incentive Plan with an aggregate grant date fair value that was intended to represent a portion of the value that would have otherwise been realized by such employees upon exercise of such expired Stock Options had such employees not been precluded from exercising such Stock Options during 2006 and 2007. In connection with these actions by the Committee, Mr. Brown was granted 9,447 shares of common stock on June 11, 2008, with an aggregate grant date fair value of $169,290.24.
     In October 2008, the Compensation Committee approved the terms and conditions of employment of Ms. Bell, including a Change in Control Severance Agreement with Ms. Bell. Ms. Bell’s Change in Control Severance Agreement provides post-termination payments of severance in the event that one of the following termination events occurs within twelve months following the date of a change in control (as such term is defined in Ms. Bell’s Change in Control Severance Agreement) of the Company that occurs on or before December 31, 2009: (i) the involuntary termination of employment of Ms. Bell other than for “cause” or “disability” (as such terms are defined in Ms. Bell’s Change in Control Severance Agreement) or (ii) the voluntary termination of employment by Ms. Bell as a result of (a) a change in the required location of Ms. Bell’s employment in excess of 50 miles, (b) the material diminution of Ms. Bell’s duties and responsibilities as of the date of Ms. Bell’s Change in Control Severance Agreement, subject to certain enumerated exceptions, or (c) a reduction in Ms. Bell’s base salary or a material reduction in compensation opportunity for Ms. Bell as of the date of Ms. Bell’s Change in Control Severance Agreement. In the event of a termination event (as such term is defined in Ms. Bell’s Change in Control Severance Agreement) occurring within twelve months following the date of a change in control of the Company that occurs on or before December 31, 2009, Ms. Bell would be entitled to receive $1,600,000, in a lump-sum payment, subject to certain conditions including, but not limited to, the execution of a general release of any claims against us and our affiliates.

     During the third and fourth quarters of 2008, the Committee, with the assistance of PwC, undertook an evaluation of our equity-based award structure in an effort to design a 2009 equity-based award program that would take into consideration the substantial decline in the equity capital markets and the growing perception that recipients of equity-based compensation may ascribe less value to equity-based compensation as a result. The Committee also acknowledged that other companies had recently engaged in the practice of re-pricing of underwater stock options due to the substantial decline in the equity capital markets and the corresponding decline in previously granted stock options, however, the Committee ultimately declined to re-price any of the Company’s previously granted stock option awards. The Committee discussed with PwC the desire to design a 2009 equity-based award program that would focus on managing shareholder dilution at an appropriate level, would deliver a higher level of perceived value to award recipients and would align the equity-based award structure with meaningful performance metrics.
     2009 Executive Compensation Decisions. In the first quarter of 2009, the Committee continued its work with PwC, with input from management where the Committee deemed it appropriate, on the design of a 2009 equity-based award program that would be consistent with market-competitive practices and that would incentivize management to enhance stockholder value through the achievement of certain business objectives. Based, in part, on PwC’s recommendations, the Committee awarded performance unit awards under the 2005 Equity and Incentive Plan on March 25, 2009 (the “2009 Performance Units”), to Messrs. Edwards, Kilroy, Danahy and Brown and Ms. Bell.
     The following table sets forth the threshold, target and maximum number of shares issuable upon settlement of the 2009 Performance Units that were awarded to the Named Executive Officers employed by the Company on March 25, 2009:
     2009 Performance Unit Awards

		Threshold Number of	Target Number of	Maximum Number of
Name	Grant Date	Shares Issuable	Shares Issuable	Shares Issuable

Terence W. Edwards	3/25/2009	22,500	45,000	54,000
Sandra E. Bell	3/25/2009	15,000	30,000	36,000
George J. Kilroy	3/25/2009	15,000	30,000	36,000
Mark R. Danahy	3/25/2009	15,000	30,000	36,000
William F. Brown	3/25/2009	8,361	16,722	20,066

     Recipients of the 2009 Performance Units will earn shares of the Company’s common stock pursuant to the awards in accordance with the percentage by which the Company attains or exceeds the minimum threshold amount of cumulative PHH Corporation pre-tax net income after non-controlling interest (“PTIANI”) during the target measurement period of January 1, 2009 through December 31, 2011. The minimum threshold performance level required for a recipient of a 2009 Performance Unit to earn shares pursuant to such award is 50% of the target amount of cumulative PTIANI during the target measurement period (in which case, such recipient will earn 50% of the target level of shares awarded). Recipients may not earn more than 120% of the target level of shares subject to the award. The Committee has the authority and discretion to exclude the impact of certain extraordinary or unusual accounting adjustments or income/expense items from the calculation of PTIANI during the target measurement period that, in the discretion of the Committee, are reasonably considered to be outside of the control of management. Provided the requisite minimum threshold of PTIANI is satisfied, the 2009 Performance Units will be settled, and shares earned pursuant thereto will be issued, on or after January 1, 2012, and on or before April 30, 2012. No shares will be issued to any recipient of a 2009 Performance Unit whose employment terminates for any reason (other than for death or disability) before January 1, 2012. If a “change in control” of the Company (as defined in the 2005 Equity and Incentive Plan) occurs during the target measurement period, the performance conditions contained in the 2009 Performance Unit awards will be deemed to be fully achieved and the target number of shares will then be issued to recipients of the 2009 Performance Unit awards that are employed on the date of the “change in control.”
     On March 25, 2009, the Compensation Committee, based in part on PwC’s recommendations, also granted non-qualified stock options under the 2005 Equity and Incentive Plan (the “2009 Stock Options”) to each of the Company’s Named Executive Officers at an exercise price of $16.548 per share, representing a 20% premium to the closing price of the Company’s common stock on the NYSE on March 25, 2009. Subject to continued employment, the 2009 Stock Options vest ratably in three equal annual installments beginning March 25, 2010. If a “change in control” of the Company (as defined in the 2005 Equity and Incentive Plan) occurs during the vesting period, the vesting conditions contained in the 2009 Stock Option awards will be deemed to be fully satisfied as of the date of such “change in control” and the 2009 Stock Options held by persons that are employed by us on the date of such “change in control” will become immediately exercisable.
     The following table sets forth the 2009 Stock Options awarded to the Named Executive Officers that were employed by the Company on March 25, 2009:
     2009 Stock Option Awards

		Number of
		Securities	Grant Date Fair
		Underlying	Value of
Named Executive Officer	Grant Date	2009 Stock Options	2009 Stock Options

Terence W. Edwards	3/25/2009	51,993	$339,514
Sandra E. Bell	3/25/2009	34,662	226,343
George J. Kilroy	3/25/2009	34,662	226,343
Mark R. Danahy	3/25/2009	34,662	226,343
William F. Brown	3/25/2009	19,320	126,160
     In making the awards of 2009 Performance Units, 2009 Stock Options, the Compensation Committee took into consideration, among other things, the need to develop appropriate incentives for the Company’s executive officers in light of recent developments in the industries in which the Company operates and in the global equity and credit markets, the lack of equity-based awards during 2006 and 2007 due to the Merger Agreement described above, the lack of base salary increases in 2007 and 2008, and changing compensation practices in the financial services and other industries against which the Company competes for executive talent, customers and capital. The Compensation Committee’s objective in making these 2009 awards was to ensure that the compensation of our executive officers is consistent with market-competitive practices and creates appropriate incentives for management to enhance stockholder value through the achievement of certain business objectives without encouraging excessive risk taking that could place the Company’s continued existence in jeopardy.
     During 2009, the Compensation Committee determined that a mix of RSUs and stock options for the Named Executive Officers was appropriate to focus these individuals on a balance of both underlying financial success as well as share price appreciation. Granting performance-based RSUs is intended to focus these executives on creating financial success at the Company, with payment in equity continuing to focus those efforts on sustainable long-term success. Since these executives have the greatest impact on the Company’s strategic direction, and share price appreciation, the Compensation Committee determined that granting a portion of the 2009 long-term incentive award in stock options, which only deliver value to the executives if the share price increases, was appropriate. The Compensation Committee was cognizant of the changes in the capital markets over the past year, and set the exercise price of the stock options at a 20% premium to the closing price on the NYSE of the Company’s common stock on the date of grant in order to reflect the Committee’s desire to provide value to the Named Executive Officers where they had an impact on increasing the Company’s stock price based on successful results, and not merely due to a recovery of the equity capital markets.
     During 2009, the Compensation Committee also discussed the value of Mr. Edwards’ long-term incentive grant opportunity. The Committee believes it is important to provide market-competitive grant opportunities and that awards should ultimately be commensurate with performance. However, Mr. Edwards specifically requested that the Committee provide him with a below-market long-term incentive grant, based upon his desire to drive long-term incentive opportunity to the management team. The Committee agreed to Mr. Edwards’ request and provided him with a below-market long-term incentive opportunity for 2009.
Retirement Benefits
     Messrs. Edwards, Kilroy and Brown are participants in defined benefit plans that were available to all of our employees prior to the Spin-Off, including the PHH Corporation Pension Plan (the “PHH Pension Plan”) and PHH Corporation Retiree Medical Plan (the “PHH Retiree Medical Plan”) (collectively, the “Retirement Plans”). The benefits payable under these plans have been frozen for the Named Executive Officers and the other plan participants. See “—Pension Benefits” for more information regarding benefits available to the Named Executive Officers under these plans. In addition, all of our Named Executive Officers participate in the PHH Corporation Employee Savings Plan (the “PHH Savings Plan”) on the same basis as other employees. The PHH Savings Plan is a tax-qualified retirement savings plan that provides for employee contributions made on a pre-tax basis and matching contributions by us based on a portion of the employee’s compensation contributed to the PHH Savings Plan up to the statutory limit. During 2008, the matching contribution percentage under the PHH Savings Plan was reduced effective January 1, 2009, from 6% to 4% of the employee’s compensation contributed to the PHH Savings Plan up to the statutory limit. See “—All Other Compensation Table” in Footnote 7 under “—Summary Compensation Table” for more information regarding matching contributions to the PHH Savings Plan made on behalf of each Named Executive Officer.
Perquisites
     We provide a limited number of perquisites to our Named Executive Officers, which the Compensation Committee believes are reasonable and consistent with our overall compensation program for executive officers and necessary to attract and retain executive talent. Our Named Executive Officers generally are provided with or have use of company vehicles, financial planning services and tax reimbursements on the foregoing perquisites. In addition, Messrs. Raubenstine and Kilroy received fuel costs and tax reimbursements thereon for their company vehicles.
     During 2008, in connection with Ms. Bell’s relocation from Ohio, we reimbursed or paid on behalf of Ms. Bell airfare, lodging, meals and car service costs to transport Ms. Bell to and from our New Jersey offices and Ms. Bell’s residence in Ohio. We also provided Ms. Bell a tax gross-up on certain of these costs so that she incurred no additional taxes as a result of these payments. In addition, prior to his resignation during 2008, Mr. Raubenstine was required to split his time between our New Jersey and Maryland offices due to the nature of his position. While Mr. Raubenstine lived in the greater Philadelphia area, he spent more than 50% of his time in our Maryland offices and, therefore, was treated as being domiciled in Maryland for tax purposes. As a result, certain of his travel, meals and lodging expenses for performing services for us were not deductible business expenses and were recognized as compensation. Due to the frequent travel to both offices, we also provided Mr. Raubenstine with a car service. We reimbursed Mr. Raubenstine for these expenses and provided a tax gross-up so that he incurred no additional taxes as a result of these payments. See “—All Other Compensation Table” in Footnote 7 under “—Summary Compensation Table” below for more information regarding perquisites for each of the Named Executive Officers.

Change in Control and Other Severance Arrangements
     We maintain severance policies that provide post-termination severance benefits in the event of a termination without cause for our executive officers, except to the extent such executive officers have waived their respective rights to severance benefits under the policy pursuant to separate individual severance agreements with such executive officers. The Compensation Committee has reviewed and approved 2008 Severance Agreements for certain executive officers and employees, including Messrs. Kilroy, Danahy and Brown. Pursuant to such 2008 Severance Agreements and subject to certain conditions set forth therein, Messrs. Kilroy, Danahy and Brown would be entitled to receive $1,800,000, $1,137,500, and $900,000, respectively, in a lump-sum payment, in the event of their involuntary termination other than for “cause” or “disability” or their voluntary termination of employment as a result of relocation, elimination of duties or reduction in compensation, in each case, on or before the first anniversary of the effective time of a change in control (as defined in the respective severance agreements) of the Company that occurs on or before December 31, 2009. In addition, the Compensation Committee has reviewed and approved a Change in Control Severance Agreement for Ms. Bell. Pursuant to Ms. Bell’s Change in Control Severance Agreement and subject to certain conditions set forth therein, Ms. Bell would be entitled to receive $1,600,000 in a lump-sum payment in the event of her involuntary termination other than for “cause” or “disability” or her voluntary termination of employment as a result of relocation, elimination of duties or reduction in compensation, in each case, within twelve months following a change in control (as defined in Ms. Bell’s severance agreement) of the Company that occurs on or before December 31, 2009. We have not entered into any individual severance agreement with Mr. Edwards. However, Mr. Edwards and, under certain circumstances, Ms. Bell are entitled to certain post-termination severance benefits under our policy generally applicable to our executive officers, except to the extent such executive officers have waived their respective rights to severance benefits under the policy pursuant to separate individual severance agreements with such executive officers. In accordance with the Company’s severance policy for executive officers, Mr. Edwards would be entitled to a lump-sum severance payment equal to 52 weeks of his base salary and $7,500 in outplacement services in the event of a reduction in our workforce or the elimination or discontinuation of his position and, as of December 31, 2008, Ms. Bell would be entitled to a lump-sum severance payment equal to 26 weeks of her base salary and $7,500 in outplacement services in the event of a reduction in our workforce or the elimination or discontinuation of her position prior to or in the absence of a change in control (as defined in Ms. Bell’s Change in Control Severance Agreement) of the Company. In addition, all unvested equity-based awards granted to each of the Named Executive Officers under our 2005 Equity and Incentive Plan generally will become fully and immediately vested and, in the case of stock options, exercisable, upon the occurrence of a change in control transaction (as defined in the 2005 Equity and Incentive Plan). See "—Potential Payments upon Termination of Employment or Change in Control” below for additional information regarding payments in the event of a change in control or other termination of employment for each Named Executive Officer.
Deductibility of Executive Compensation
     In accordance with Section 162(m) of the Internal Revenue Code, the deductibility for federal corporate income tax purposes of compensation paid to certain of our individual executive officers in excess of $1 million in any year may be restricted. The Compensation Committee believes that it is in the best interests of our stockholders to comply with such tax law, while still maintaining the goals of our compensation programs. Accordingly, where it is deemed necessary and in our best interests to attract and retain the best possible executive talent and to motivate such executives to achieve the goals inherent in our business strategy, the Compensation Committee may approve compensation to executive officers that may exceed the limits of deductibility imposed by Section 162(m). In this regard, certain portions of compensation paid to the Named Executive Officers may not be deductible for federal income tax purposes under Section 162(m). Assuming approval of the PHH Corporation Amended and Restated 2005 Equity and Incentive Plan by the Company’s stockholders at the 2009 Annual Meeting, it is intended that such plan will be administered in compliance with Section 162(m).
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee is comprised entirely of “outside directors” within the meaning of the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended, “non-employee directors” under SEC Rule 16b-3, and “independent” directors as affirmatively determined by the Board of Directors pursuant to the NYSE Listing Standards. The members of the Compensation Committee are the individuals named as signatories to the Compensation Committee Report set forth above under “Compensation Committee Report.” None of the members of the Compensation Committee are our former officers or employees.

SUMMARY COMPENSATION TABLE
   The information below sets forth the compensation of our Chief Executive Officer, our current and former Chief Financial Officer and the three other most highly compensated executive officers for the year ended December 31, 2008 (collectively referred to as our “Named Executive Officers”). The form and amount of the compensation paid or to be paid to our Named Executive Officers for the year ended December 31, 2008 was determined by the Compensation Committee of our Board of Directors.

							Change
							in Pension
							Value and
						Non-	Non-
						Equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position(s)	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($) (7)	($)

Terence W. Edwards	2008	564,635	—	407,332	135,515	321,842	30,494	67,045	1,526,863
President and Chief	2007	564,635	—	79,880	148,091	—	2,544	48,940	844,090
Executive Officer	2006	564,635	—	234,757	210,487	—	13,771	62,485	1,086,135
Sandra E. Bell	2008	87,671	87,671	—	8,873	—	—	32,288	216,503
Executive Vice President and	2007	—	—	—	—	—	—	—	—
Chief Financial Officer	2006	—	—	—	—	—	—	—	—
Clair M. Raubenstine	2008	753,846	—	81,325	—	—	—	708,396	1,543,567
Former Executive Vice President and	2007	1,000,000	36,809	—	—	—	—	91,990	1,128,799
Chief Financial Officer	2006	853,846	213,191	—	—	—	—	54,302	1,121,339
George J. Kilroy	2008	450,000	—	402,089	67,441	513,000	45,397	36,130	1,514,057
Executive Vice President;	2007	450,000	—	55,833	67,441	521,550	—	27,568	1,122,392
President and Chief Executive	2006	438,461	—	185,793	83,316	267,461	10,236	17,285	1,002,552
Officer — PHH Arval
Mark R. Danahy	2008	325,000	122,132	192,288	33,258	—	—	48,723	721,401
Senior Vice President;	2007	325,000	—	55,121	33,258	—	—	40,026	453,405
President and Chief Executive	2006	319,943	—	146,788	33,258	—	—	41,203	541,192
Officer — PHH Mortgage
William F. Brown	2008	300,000	37,500	386,771	31,179	85,500	12,650	61,706	915,306
Senior Vice President, General	2007	300,000	150,000	49,305	149,743	—	—	42,396	691,444
Counsel and Corporate Secretary	2006	293,846	—	123,188	31,179	—	1,403	42,003	491,619

(1)	There were no increases in annual salary for the Named Executive Officers in 2007 or 2008. For Ms. Bell and Mr. Raubenstine, amounts in this column for 2008 represent the salary paid to such persons during the period of their respective employment with the company during 2008.

(2)	For Ms. Bell, amounts in this column reflect a bonus for 2008 service equal to one times her base salary, prorated based on the start date of her employment. Ms. Bell’s prorated bonus for 2008 was paid in the first quarter of 2009. For Messrs. Danahy and Brown, amounts in this column for 2008 reflect discretionary bonuses that were paid in the first quarter of 2009 in respect of 2008 service. During 2007, we entered into retention agreements with certain executive officers, including Mr. Brown that provided for retention payments equal to each person’s respective MIP target payout level for 2007 payable on the earlier of the closing of the Merger or December 31, 2007. Because the retention payment was earned as of December 31, 2007, Mr. Brown’s $150,000 retention payment has been reflected as a 2007 bonus notwithstanding that Mr. Brown actually received such retention payment during the first quarter of 2008. During 2006, as an inducement to his employment, we agreed to award Mr. Raubenstine shares of our common stock with a value equivalent to $250,000. During 2006, our intention was to make this grant in two equal installments: the first when we became current in our filing obligations with the SEC and were permitted to issue shares of our common stock from our 2005 Equity and Incentive Plan and the second on the later of February 23, 2007 or the date on which we became a current filer with the SEC. Due to the delay in the filing of our financial statements with the SEC and the announcement of the Merger, this stock award was never granted. In 2007, we and Mr. Raubenstine agreed to satisfy this arrangement through a cash payment of $250,000 which was paid during 2007 upon the filing of our Annual Report on Form 10-K for the year ended December 31, 2006. The amount in this column for Mr. Raubenstine for 2006 and 2007 reflects the proportion of the total amount of the bonus earned during 2006 and 2007, respectively, on a straight-line basis.

(3)	The amounts shown in this column reflect the expense amount (exclusive of estimated forfeitures related to service-based vesting conditions) recognized by us for financial statement reporting purposes with respect to awards to our Named Executive Officers of equity-based compensation in the form of restricted stock units or shares of common stock. There were no awards of equity-based compensation made to our Named Executive Officers during 2006 or 2007. See “— Outstanding Equity Awards at Fiscal Year-End” for more information regarding outstanding awards of equity-based compensation as of December 31, 2008. See also Note 18, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in the 2008 Annual Report for more information, including the assumptions used in calculating our equity-based compensation expense. During 2008, Messrs. Edwards, Raubenstine, Kilroy, Danahy and Brown forfeited restricted stock units representing 29,540, 14,518, 29,540, 16,247 and 10,339 shares, respectively. Notwithstanding the forfeiture by Mr. Raubenstine during 2008 of the restricted stock units awarded to him on January 10, 2008, the full compensation expense associated with this award is included in this column.

(4)	The amounts shown in this column reflect the expense amount (exclusive of estimated forfeitures related to service-based vesting conditions) recognized by us for financial statement reporting purposes with respect to awards to our Named Executive Officers, or modifications of outstanding awards previously made to our Named Executive Officers, of equity-based compensation in the form of stock options. There were no awards of equity-based compensation made to our Named Executive Officers in 2006 or 2007. See “— Grants of Plan-Based Awards” and “— Outstanding Equity Awards at Fiscal Year-End” for more information regarding existing awards of equity-based compensation. See also Note 18, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in the 2008 Annual Report for more information, including the assumptions used in calculating our equity-based compensation expense.

(5)	For 2008, Messrs. Edwards and Brown were participants in the 2008 Corporate MIP, and Messrs. Kilroy and Danahy were participants in the 2008 Fleet MIP and 2008 Mortgage MIP, respectively. The performance targets for the 2008 Fleet MIP and 2008 Mortgage MIP were based on the pre-tax income after minority interest for PHH Arval and PHH Mortgage, respectively. The performance target for the 2008 Corporate MIP was based 50% on the performance achieved under the 2008 Fleet MIP and 50% on the performance achieved under the 2008 Mortgage MIP. Based on the results of PHH Arval and PHH Mortgage for 2008, the Compensation Committee determined that the performance target for the 2008 Mortgage MIP was not achieved and the performance target for the 2008 Fleet MIP was exceeded. As a result, Mr. Danahy did not receive any payment under the 2008 Mortgage MIP, and Mr. Kilroy received payment under the 2008 Fleet MIP in the amount of $513,000. Messrs. Edwards and Brown received a partial payment under the 2008 Corporate MIP based upon the performance achieved under the 2008 Fleet MIP. During 2007, as a result of the announcement of the Merger with GE, the Compensation Committee did not approve a MIP for PHH Corporation and Messrs. Edwards, Raubenstine and Brown did not receive any MIP awards for 2007. See “— Components of Executive Compensation — Variable Compensation Programs” above for more information.

(6)	The amounts in this column reflect the change in the actuarial present value of the accumulated benefit under the PHH Pension Plan and PHH Retiree Medical Plan for each participating Named Executive Officer. Mr. Edwards is a participant in both the PHH Pension Plan and the PHH Retiree Medical Plan. Messrs. Kilroy and Brown are participants in the PHH Pension Plan. Ms. Bell and Messrs. Raubenstine and Danahy are not participants in either the PHH Pension Plan or the PHH Retiree Medical Plan. Each of the PHH Pension Plan and the PHH Retiree Medical Plan has been frozen and the final average compensation and years of service for each Named Executive Officer participating in the PHH Pension Plan is based on the years of service and compensation earned prior to October 31, 1999 (October 31, 2004 for Mr. Kilroy). During 2007, the change in the actuarial present value of the accumulated benefit under the PHH Pension Plan for Mr. Edwards was a decline of $3,577. During 2007, the change in the actuarial present value of the accumulated benefit under the PHH Retiree Medical Plan for Mr. Edwards was an increase of $6,121. The aggregate net change for Mr. Edwards during 2007 in the actuarial present value of the accumulated benefit under the PHH Pension Plan and the PHH Retiree Medical Plan was $2,544 and this amount is included in this column for 2007. During 2007, the change in the actuarial present value of the accumulated benefit under the PHH Pension Plan for Messrs. Kilroy and Brown was a decline of $1,547 and $3,424, respectively. Since the aggregate change for Messrs. Kilroy and Brown were negative, no amounts have been included in this column for 2007 for Messrs. Kilroy and Brown in accordance with applicable SEC rules under the Exchange Act. See “— Pension Benefits” for additional information regarding the benefits accrued for each of these Named Executive Officers and Note 13, “Pension and Other Post Employment Benefits” in the Notes to Consolidated Financial Statements included in the 2008 Annual Report for more information regarding the calculation of our pension costs.

(7)	Amounts included in this column for 2008 are set forth in the following “All Other Compensation” table:
All Other Compensation

		401(k)			Travel,
		Matching	Financial	Company	Meals
	Insurance	Contrib-	Planning	Car and	and	Tax
Name	Premiums	ution	Services	Fuel	Lodging	Gross-Up	Other	Total
	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Terence W. Edwards	$17,871	$13,800	$10,840	$12,436	$—	$12,098	$—	$67,045
Sandra E. Bell	2,675	—	—	1,708	15,217	12,688	—	32,288
Clair M. Raubenstine	2,540	13,800	—	12,006	22,196	19,561	638,293	708,396
George J. Kilroy	9,988	5,192	—	14,193	—	6,757	—	36,130
Mark R. Danahy	11,983	13,750	7,671	8,300	—	7,019	—	48,723
William F. Brown	17,097	13,308	8,165	11,880	—	11,256	—	61,706

(a)	Reflects the employer paid portion of insurance premiums paid for the Named Executive Officers pursuant to our group benefit plans, which are available to all salaried employees on a non-discriminatory basis and include medical, dental, life, accidental death and dismemberment, and short- and long-term disability insurance coverage.

(b)	Reflects the matching contribution made by us on behalf of each Named Executive Officer under the PHH Corporation Employee Savings Plan. Following the completion of one year of service with the company, matching contributions are available to all of our employees up to the amount of their voluntary contributions to the plan not to exceed the statutory limit, which was $13,800 in 2008.

(c)	Reflects the value of financial planning services which were made available to the Named Executive Officers. We also provided a tax gross-up to our Named Executive Officers for this amount. See Footnote (f) below.

(d)	Reflects the value of the personal benefit received by each Named Executive Officer for the use of a company car and fuel, which values are based on our costs for such benefits. We also provided a tax gross-up to our Named Executive Officers for this amount. See Footnote (f) below.

(e)	For Ms. Bell, reflects the cost to the company of airfare, lodging, meals and car service costs to transport Ms. Bell to and from our New Jersey offices and Ms. Bell’s residence in Ohio during 2008 in connection with her relocation. For Mr. Raubenstine, reflects the cost to the company of lodging, meals and car service costs to transport Mr. Raubenstine to and from our Maryland and New Jersey offices during 2008 as part of his employment. During 2008, Mr. Raubenstine split his time between our New Jersey and Maryland offices, but spent more than 50% of his time in our Maryland offices. While Mr. Raubenstine lives in the greater Philadelphia area, he was treated as being domiciled in Maryland for tax purposes due to the percentage of time that he worked in our Maryland offices. As a result, his normal travel, meals and lodging expenses for performing services for us in Maryland were not deductible business expenses and were recognized as compensation. We reimbursed Mr. Raubenstine for these expenses and provided a tax gross-up so that he incurred no additional taxes as a result of these payments. See Footnote (f) below.

(f)	Reflects the tax gross-up amounts paid during 2008 (i) in respect of financial planning and company car costs for Messrs. Edwards, Danahy and Brown, (ii) in respect of company car and fuel costs for Mr. Kilroy, (iii) in respect of costs for airfare, lodging, meals, car service and a company car for Ms. Bell and (iv) in respect of costs for lodging, meals, car service, a company car and fuel for Mr. Raubenstine.

(g)	Reflects cash payments to Mr. Raubenstine of $500,000 for severance benefits, $45,985 for accrued and unused vacation, and $92,308 for short-term disability benefits.
GRANTS OF PLAN-BASED AWARDS
   The following table sets forth the grants of plan-based awards made during 2008:

								All Other		All Other
								Stock		Option		Grant
								Awards:		Awards:	Exercise	Date Fair
								Number of		Number of	or Base	Value of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of		Securities	Price of	Stock and
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Stock or		Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)	($/Sh)	($)
Terence W. Edwards:	1/10/2008	—	—	—	—	—	—	46,458	(2)	—	—	800,007
	1/10/2008	—	—	—	—	—	—	5,908	(5)	—	—	101,736 (5)
	3/18/2008	564,635	564,635	917,532	—	—	—	—		—	—	—
Sandra E. Bell:	10/13/2008	—	—	—	—	—	—	—		50,000 (3)	9.05	206,000
Clair M. Raubenstine:	1/10/2008	—	—	—	—	—	—	14,518	(2)	—	—	250,000
George J. Kilroy:	1/10/2008	—	—	—	—	—	—	37,021	(2)	—	—	637,502
	1/10/2008	—	—	—	—	—	—	5,908	(5)	—	—	101,736 (5)
	3/18/2008	450,000	450,000	562,500	—	—	—	—		—	—	—
Mark R. Danahy:	1/10/2008	—	—	—	—	—	—	26,132	(2)	—	—	449,993
	1/10/2008	—	—	—	—	—	—	3,250	(5)	—	—	55,965 (5)
	3/18/2008	243,750	243,750	487,500	—	—	—	—		—	—	—
William F. Brown:	1/10/2008	—	—	—	—	—	—	26,132	(2)	—	—	449,993
	1/10/2008	—	—	—	—	—	—	2,068	(5)	—	—	35,611 (5)
	3/18/2008	150,000	150,000	243,750	—	—	—	—		—	—	—
	6/11/2008	—	—	—	—	—	—	9,447	(4)	—	—	169,290

(1)	For Messrs. Edwards and Brown, amounts represent awards under the 2008 Corporate MIP. For Mr. Kilroy, amounts represent an award under the 2008 Fleet MIP. For Mr. Danahy, amounts represent an award under the 2008 Mortgage MIP.

(2)	Represents awards of restricted stock units under the 2005 Equity and Incentive Plan (the “2008 RSU Awards”). These awards have service-based vesting conditions with potential accelerated vesting upon the achievement of certain performance targets established by the Compensation Committee. For Messrs. Edwards and Brown, the performance targets for their 2008 RSU Awards are based 50% on the performance achieved by PHH Arval and 50% on the performance achieved by PHH Mortgage. Accordingly, if both PHH Arval and PHH Mortgage meet their respective performance targets in respect of any accelerated vesting date, vesting of 1/3 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. If only PHH Arval or PHH Mortgage, but not both, meet their respective performance target in respect of any accelerated vesting date, vesting of only 1/6 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. For Messrs. Kilroy and Danahy, the performance targets for their 2008 RSU Awards are based 100% on the performance achieved by PHH Arval and PHH Mortgage, respectively. The performance target for 2008 was achieved for PHH Arval, but was not achieved for PHH Mortgage. As a result, vesting of 1/6 of the total 2008 RSU Awards for Messrs. Edwards and Brown and 1/3 of the total 2008 RSU Awards for Mr. Kilroy was accelerated on March 11, 2009, upon the approval of the Compensation Committee. The Compensation Committee has not approved accelerated vesting of any portion of the 2008 RSU Awards held by Mr. Danahy. The 2008 RSU Awards for Mr. Raubenstine representing 14,518 shares were forfeited during 2008 in connection with his separation of employment.

(3)	Represents an award of stock options under the 2005 Equity and Incentive Plan. This award includes service-based vesting criteria and, subject to continued employment, vests ratably in five equal annual installments beginning October 13, 2009.

(4)	Represents an award of shares of common stock under the 2005 Equity and Incentive Plan. These shares were immediately vested upon grant. This award was made to Mr. Brown to compensate Mr. Brown for the unrealized value associated with a stock option award that expired during a Regulation BTR blackout period at a time when Mr. Brown was precluded from exercising the stock option.

(5)	Represents the number of shares underlying the 2004 Conversion RSUs that actually vested on April 27, 2008, following a modification of the 2004 Conversion RSUs as originally awarded. Pursuant to the terms of the original award agreements for the 2004 Conversion RSUs, either (i) 12.5% or 18.75% of the total award would vest on April 27, 2008 to the extent we achieved 100% or 150%, respectively, of the performance target for 2007 or (ii) 12.5% of the total award would be forfeited in the event that the performance targets for 2007 were not achieved. We did not achieve our performance target for 2007 which would have resulted in the forfeiture of the unvested portion of the shares underlying the 2004 Conversion RSUs on April 27, 2008. In January 2008, the Compensation Committee modified the 2004 Conversion RSUs to permit the vesting on April 27, 2008 of a portion of the 2004 Conversion RSUs, subject only to continued employment through April 27, 2008, without regard to the previously applicable 2007 performance targets. On April 27, 2008, the modified 2004 Conversion RSUs vested and the shares underlying the remaining unvested portion of the original 2004 Conversion RSUs were forfeited. The number of shares forfeited during 2008 related to the 2004 Conversion RSUs for Messrs. Edwards, Kilroy, Danahy and Brown was 29,540, 29,540, 16,247 and 10,339, respectively. See “— Executive Compensation Decisions in 2007, 2008 and 2009” for more information.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
   The following table sets forth the outstanding equity awards for each of our Named Executive Officers as of December 31, 2008:

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
									Awards:	Market
				Equity					Number of	or Payout
				Incentive				Market	Unearned	Value of
				Plan				Value of	Shares,	Unearned
				Awards:			Number	Shares or	Units or	Shares,
	Number of	Number of		Number of			of Shares	Units of	Other	Units
	Securities	Securities		Securities			or Units	Stock	Rights	or Other
	Underlying	Underlying		Underlying			of Stock	That	That	Rights
	Unexercised	Unexercised		Unexercised	Option		That Have	Have	Have	That Have
	Options	Options		Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#) (1)	($) (2)	(#)	($)
Terence W. Edwards:	—	—		—	—	—	55,087	701,258	—	—
	183,045	—		—	20.22	1/13/2010	—	—	—	—
	157,364	—		—	17.43	1/22/2012	—	—	—	—
	20,355	—		—	12.48	4/22/2013	—	—	—	—
	—	49,229	(3)	—	20.78	3/3/2015	—	—	—	—
	6,257 (4)	18,771	(4)		24.99	6/28/2015	—	—	—	—
Sandra E. Bell:	—	50,000	(5)	—	9.05	10/13/2018	—	—	—	—
Clair M. Raubenstine:	—	—.		—	—	—	—	—	—	—
George J. Kilroy:	—	—		—	—	—	41,805	532,178	—	—
	—	23,247	(3)	—	20.78	3/3/2015	—	—	—	—
	3,469 (4)	10,405	(4)	—	24.99	6/28/2015	—	—	—	—
Mark R. Danahy:	—	—		—	—	—	33,335	424,354	—	—
	43,712	—		—	18.55	7/17/2011	—	—	—	—
	35,844	—		—	17.43	1/22/2012	—	—	—	—
	—	17,504	(3)	—	20.78	3/3/2015	—	—	—	—
William F. Brown:	—	—		—	—	—	32,885	418,626	—	—
	23,085	—		—	20.22	1/13/2010	—	—	—	—
	24,916	—		—	17.43	1/22/2012	—	—	—	—
	—	16,410	(3)	—	20.78	3/3/2015	—	—	—	—

(1)	This column includes 2008 RSU Awards. These awards have service-based vesting conditions with potential accelerated vesting upon the achievement of certain performance targets established by the Compensation Committee. Subject to continued employment, the 2008 RSU Awards will vest ratably in two equal annual installments on

January 10, 2012, and January 10, 2013, with the potential acceleration of vesting of up to 1/3 of the total award on each of February 28, 2009, February 28, 2010, and February 28, 2011, provided that the Compensation Committee has approved the achievement of performance targets for the applicable fiscal year immediately preceding each such date. For Messrs. Edwards and Brown, the performance targets for their 2008 RSU Awards are based 50% on the performance achieved by PHH Arval and 50% on the performance achieved by PHH Mortgage. Accordingly, if both PHH Arval and PHH Mortgage meet their respective performance targets in respect of any accelerated vesting date, vesting of 1/3 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. If only PHH Arval or PHH Mortgage, but not both, meet their respective performance target in respect of any accelerated vesting date, vesting of only 1/6 of the total 2008 RSU Awards will be accelerated for Messrs. Edwards and Brown. For Messrs. Kilroy and Danahy, the performance targets for their 2008 RSU Awards are based 100% on the performance achieved by PHH Arval and PHH Mortgage, respectively. The performance target for 2008 was achieved for PHH Arval, but was not achieved for PHH Mortgage. As a result, vesting of 1/6 of the total 2008 RSU Awards for Messrs. Edwards and Brown and 1/3 of the total 2008 RSU Awards for Mr. Kilroy was accelerated on March 11, 2009, upon the approval of the Compensation Committee. The Compensation Committee has not approved accelerated vesting of any portion of the 2008 RSU Awards held by Mr. Danahy. This column also includes awards of restricted stock units made on June 28, 2005, under the 2005 Equity and Incentive Plan (the “2005 RSU Awards”). At the date of grant, the 2005 RSU Awards were scheduled to vest ratably, subject to continued employment, in three equal annual installments beginning June 28, 2009, with the potential acceleration of vesting of 25% of the total award on each of June 28, 2006, June 28, 2007, June 28, 2008, and June 28, 2009, upon the achievement of performance targets for the applicable fiscal year immediately preceding each such date. The performance target was achieved for 2005, but was not achieved for 2006, 2007 or 2008. As a result, 25% of the total 2005 RSU Awards vested on June 28, 2006, however, settlement of the vested portion was deferred until January 8, 2008, due to a Regulation BTR blackout period. Subject to continued employment, the unvested portion of the 2005 RSU Awards included in this column will vest ratably in three equal annual installments beginning June 28, 2009.

(2)	Calculated using the closing price of our common stock on December 31, 2008 ($12.73 per share).

(3)	These stock options fully vested on March 3, 2009.

(4)	At the date of grant, these stock options were scheduled to vest ratably, subject to continued employment, in three equal annual installments beginning June 28, 2009, with the potential acceleration of vesting of 25% of the total award on each of June 28, 2006, June 28, 2007, June 28, 2008, and June 28, 2009, upon the achievement of performance targets for the applicable fiscal year immediately preceding each such date. The performance target was achieved for 2005, but was not achieved for 2006, 2007 or 2008. As a result, 25% of the total award of these stock options has vested. Subject to continued employment, the unvested portion of these stock options will vest ratably in three equal annual installments beginning June 28, 2009.

(5)	Subject to continued employment, these stock options will vest ratably in five equal annual installments beginning October 13, 2009.
OPTION EXERCISES AND STOCK VESTED
   The following table sets forth information regarding the number and value of shares of our common stock that vested and stock options that were exercised during 2008 for our Named Executive Officers:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Terence W. Edwards	—	—	32,727	514,851
Sandra E. Bell	—	—	—	—
Clair M. Raubenstine	—	—	—	—
George J. Kilroy	—	—	29,441	465,298
Mark R. Danahy	—	—	17,917	281,921
William F. Brown	—	—	23,047	381,844

PENSION BENEFITS
   The following table sets forth information relating to the PHH Pension Plan and the PHH Retiree Medical Plan, which are defined benefit plans adopted as of the Spin-Off. Both the PHH Pension Plan and the PHH Retiree Medical Plan have been frozen for all participants, including our Named Executive Officers that are participants in such plans, and no further benefits are accruing under such plans. The PHH Pension Plan and the PHH Retiree Medical Plan assumed all liabilities and obligations owed to participants that were actively employed by us at the time of the Spin-Off under the respective predecessor plans of Cendant Corporation, including Messrs. Edwards, Kilroy and Brown. Certain of our current and former employees, including Messrs. Raubenstine and Danahy and Ms. Bell, were not participants in the predecessor plans of Cendant Corporation and are not participants in the PHH Pension Plan or PHH Retiree Medical Plan.

		Number of	Present	Payments
		Years of	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#) (1)	($) (2)	($)
Terence W. Edwards	PHH Corporation Pension Plan	20.0	281,608	—
Terence W. Edwards	PHH Corporation Retiree Medical Plan	20.0	30,129	—
Sandra E. Bell	N/A	—	—	—
Clair M. Raubenstine	N/A	—	—	—
George J. Kilroy	PHH Corporation Pension Plan	28.1	818,799	—
Mark R. Danahy	N/A	—	—	—
William F. Brown	PHH Corporation Pension Plan	14.9	114,035	—

(1)	The number of years of credited service shown in this column is calculated based on the actual years of service with us for each Named Executive Officer through October 31, 1999, or, in the case of Mr. Kilroy, October 31, 2004.

(2)	The valuations included in this column have been calculated as of December 31, 2008 assuming the Named Executive Officer will retire at the normal retirement age of 65 and using the interest rate and other assumptions as described in Note 15, “Pension and Other Post Employment Benefits” in the Notes to Consolidated Financial Statements included in the 2008 Annual Report.
   No pension benefits were paid to the Named Executive Officers in 2008. Messrs. Edwards, Kilroy and Brown are eligible to receive a benefit under the PHH Pension Plan based on 2% of their final average cash compensation as of the date the plan was frozen with respect to such persons times their number of years of benefit service (up to a maximum of 30 years) measured as of the date the plan was frozen with respect to such persons minus 50% of their annualized primary Social Security benefit. For purposes of determining the participating Named Executive Officers’ benefits under the PHH Pension Plan, their final average compensation and years of benefit service was based on compensation and service earned prior to October 31, 1999 (October 31, 2004 for Mr. Kilroy). The participating Named Executive Officers’ benefits under the PHH Pension Plan and PHH Retiree Medical Plan were frozen as of October 31, 1999 (October 31, 2004 for Mr. Kilroy).
NON-QUALIFIED DEFERRED COMPENSATION
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

	Executive	Registrant	Aggregate			Aggregate
	Contributions	Contributions	Earnings in		Aggregate	Balance at
	in Last Fiscal	in Last Fiscal	Last Fiscal		Withdrawals/	Last Fiscal
	Year	Year	Year		Distributions	Year End
Name	($)	($)	($)		($)	($)
Terence W. Edwards	—	—	(128,944	) (1)	—	435,564
Sandra E. Bell	—	—	—		—	—
Clair M. Raubenstine	—	—	—		—	—
George J. Kilroy	—	—	—		—	—
Mark R. Danahy	—	—	—		—	—
William F. Brown	—	—	—		—	—

(1)	The amounts reported in this table have been omitted from the “— Summary Compensation Table” pursuant to the applicable SEC rules under the Exchange Act because the earnings were not above-market or preferential.
   There were no contributions to, or distributions or withdrawals from, the Deferred Compensation Plan in 2008. The Deferred Compensation Plan is a non-qualified deferred compensation plan pursuant to which participants were previously permitted to defer up to 100% of their annual salary and any awards under a non-equity incentive plan. All deferrals by participants are 100% vested at all times. The Deferred Compensation Plan is unfunded for tax purposes and a bookkeeping account is maintained for each participant. Amounts deferred are credited with any associated earnings in accordance with hypothetical investment options elected by the participant from the investment options, including mutual funds and other funds, available under the PHH Savings Plan, except for the fund which invests in our common stock.

Participants are entitled to a distribution under the Deferred Compensation Plan when they cease employment with us for any reason. Distributions may be made in lump-sum or in monthly, quarterly or annual installments for up to ten years at the election of the participant.
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL
   The following table sets forth the estimated payments and benefits that would be provided to each Named Executive Officer that was employed by us on December 31, 2008, pursuant to the terms of any contract, agreement, plan or arrangement that provides for such payments and benefits following, or in connection with, a termination of the Named Executive Officer, including by voluntary termination, involuntary termination not for cause, involuntary termination for cause, retirement, death, disability, or a change in control with or without a termination of the Named Executive Officer. For purposes of calculating the amounts in the table, we have assumed that the termination or change in control event took place on December 31, 2008. Mr. Raubenstine is not included in the table below because he was not employed by us on December 31, 2008. For purposes of calculating the value on such date of any equity-based awards in accordance with the SEC rules under the Exchange Act, we used the closing price of our common stock on December 31, 2008, or $12.73 per share. See the discussion that follows the table for additional information regarding the estimated payments and benefits.

		Involuntary		Change in	Change in
		Termination	Involuntary	Control	Control
Name and Description	Voluntary	Not for	Termination	without	with
of Potential Payments	Termination	Cause	for Cause	Termination	Termination	Death	Disability	Retirement
Terence W. Edwards Severance	$—	$572,135	$—	$—	$572,135	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	701,258	701,258	701,258	701,258	—
Accelerated Payout of 2008 MIPs	—	—	—	917,532	917,532	321,842	321,842	—
Retirement Plans	—	—	—	—	—	—	—	311,737
Deferred Compensation	435,564	435,564	435,564	—	435,564	435,564	435,564	435,564

Total	$435,564	$1,007,699	$435,564	$1,618,790	$2,626,489	$1,458,664	$1,458,664	747,301

Sandra E. Bell Severance	$—	$207,500	$—	$—	$1,600,000	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	184,000	184,000	184,000	184,000	—
Accelerated Payout of 2008 MIPs	—	—	—	—	—	—	—	—
Retirement Plans	—	—	—	—	—	—	—	—
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$207,500	$—	$184,000	$1,784,000	$184,000	$184,000	$—

George J. Kilroy Severance	$—	$1,800,000	$—	$—	$1,800,000	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	532,178	532,178	532,178	532,178	—
Accelerated Payout of 2008 MIPs	—	—	—	562,500	562,500	513,000	513,000	—
Retirement Plans	—	—	—	—	—	—	—	818,799
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$1,800,000	$—	$1,094,678	$2,894,678	$1,045,178	$1,045,178	$818,799

Mark R. Danahy Severance	$—	$1,137,500	$—	$—	$1,137,500	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	424,355	424,355	424,355	424,355	—
Accelerated Payout of 2008 MIPs	—	—	—	487,500	487,500	—	—	—
Retirement Plans	—	—	—	—	—	—	—	—
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$1,137,500	$—	$911,855	$2,049,355	$424,355	$424,355	$—

William F. Brown Severance	$—	$900,000	$—	$—	$900,000	$—	$—	$—
Accelerated Vesting of Stock Awards	—	—	—	418,626	418,626	418,626	418,626	—
Accelerated Payout of 2008 MIPs	—	—	—	243,750	243,750	85,500	85,500	—
Retirement Plans	—	—	—	—	—	—	—	114,035
Deferred Compensation	—	—	—	—	—	—	—	—

Total	$—	$900,000	$—	$662,376	$1,562,376	$504,126	$504,126	$114,035

   The amounts shown in the table above include estimates of what would be paid to the Named Executive Officers upon the occurrence of the specified event. The actual amounts to be paid to the Named Executive Officers can only be determined at the time of such event. We have included payments related to the Retirement Plans and the Deferred Compensation Plan in the table since these are frozen plans and are not available to all of our current employees. We have not included payments related to the Retirement Plans in the specified events other than the “Retirement” column, as these payments are not triggered by termination, death or disability of the Named Executive Officer or a change in control. These amounts would be payable to the Named Executive Officer at some time after the specified event once the minimum retirement age and other PHH Pension Plan requirements were met. In addition, the table does not include payments of life or disability insurance payable upon the death or disability of the Named Executive Officers as these benefits are available to all employees on the same basis.
Potential Payments and Benefits
   Severance.  We provide post-termination payments of salary or severance to our Named Executive Officers under a policy applicable to our executive officers in the event of a reduction in our workforce or the elimination or discontinuation of their position, except to the extent that our Named Executive Officers have waived their respective rights to such benefits pursuant to separate individual severance agreements with such Named Executive Officers. Pursuant to our policy and subject to the foregoing, the minimum severance is 26 weeks of base salary and the maximum severance is 52 weeks of base salary for the Named Executive Officers payable in a lump-sum amount. In addition, our severance policy applicable to our executive officers includes $7,500 in outplacement services. These outplacement services may be declined by the Named Executive Officer in lieu of an equivalent cash payment. In June 2007, in connection with the Merger, we entered into 2007 Severance Agreements with Messrs. Kilroy and Brown that provide for enhanced post-termination payments in the event a “termination event” (as defined in the 2007 Severance Agreement) occurred on or prior to the first anniversary of the effective time of the Merger. In 2008, we entered into a 2008 Severance Agreement with Mr. Danahy and a Change in Control Severance Agreement with Ms. Bell and Restated Severance Agreements with Messrs. Kilroy and Brown. For Messrs. Kilroy, Danahy and Brown, their respective severance agreements provide for enhanced post-termination payments in the event a “termination event” (as defined in their respective severance agreements) occurs on or before the first anniversary of the effective time of a “change in control” (as defined in their respective severance agreements) that occurs on or before December 31, 2009. For Ms. Bell, her Change in Control Severance Agreement provides for enhanced post-termination payments in the event a “termination event” (as defined in her Change in Control Severance Agreement) occurs within twelve months following the date of a “change in control” (as defined in her Change in Control Severance Agreement) that occurs on or before December 31, 2009. The payment of benefits under each of the severance policy and the foregoing individual severance agreements is conditioned upon, among other things, the execution of a general release of claims such executive officer may have against us. See “— Change in Control and Other Severance Arrangements” above for information regarding the 2008 Severance Agreements.
   Accelerated Vesting of Stock Awards.  All of the stock awards made to our Named Executive Officers have been granted under the 2005 Equity and Incentive Plan and are subject to the vesting and other terms set forth in award agreements and the 2005 Equity and Incentive Plan. Pursuant to the terms of the 2005 Equity and Incentive Plan, in the event of a Change in Control (defined below), any Stock Option award carrying a right to exercise that was not previously vested and exercisable becomes fully vested and exercisable, and any restrictions, deferral limitations, payment conditions and forfeiture conditions for RSU and other equity-based awards lapse and such equity-based awards are deemed fully vested. In addition, any performance conditions imposed with respect to such equity-based awards are deemed to be fully achieved. Pursuant to the terms of the 2005 Equity and Incentive Plan, a Change in Control is deemed to have occurred if:
•	any person, as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than (i) us, (ii) any trustee or other fiduciary holding securities under one of our employee benefit plans and (iii) any corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our common stock), is or becomes the beneficial owner (as defined in

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

•	the following individuals cease for any reason to constitute a majority of the number of Directors then serving: individuals who constitute the Board and any new Director (other than a Director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of Directors) whose appointment or election by the Board or nomination for election by our stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors or whose appointment, election or nomination for election was previously so approved or recommended;

•	there is consummated a merger or consolidation of us or any of our direct or indirect subsidiaries with any other corporation, other than a merger or consolidation immediately following which the individuals who comprise our Board of Directors immediately prior thereto constitute at least a majority of the Board of Directors of the entity surviving such merger or consolidation or, if we or the entity surviving such merger is then a subsidiary, the ultimate parent thereof; or

•	our stockholders approve a plan of complete liquidation or there is consummated an agreement for the sale or disposition by us of all or substantially all of our assets (or any transaction having a similar effect), other than a sale or disposition by us of all or substantially all of our assets to an entity, immediately following which the individuals who comprise our Board of Directors immediately prior thereto constitute at least a majority of the Board of the entity to which such assets are sold or disposed of or, if such entity is a subsidiary, the ultimate parent thereof.
   The amounts in the table are calculated using the closing price of our common stock on December 31, 2008 and the number of Stock Options and RSUs used to calculate the amounts in the table are those unexercisable Stock Options and unvested RSUs that would became exercisable and vested as a result of the Change in Control event pursuant to the SEC rules under the Exchange Act.
   Accelerated Payout of 2008 MIPs.  For 2008, our short-term cash incentive plans for our executive officers are the 2008 MIPs, which are governed by the terms of the 2005 Equity and Incentive Plan and the respective 2008 MIPs. As of December 31, 2008, Messrs. Edwards and Brown were the only Named Executive Officers participating in the 2008 Corporate MIP. As of December 31, 2008, Mr. Kilroy was the only participating Named Executive Officer in the 2008 Fleet MIP and Mr. Danahy was the only Named Executive Officer participating in the 2008 Mortgage MIP. As discussed above with regard to equity-based awards, in the event of a Change in Control, the performance conditions imposed with respect to such 2008 MIP awards are deemed to be fully achieved and the target payout amount under each Named Executive Officer’s respective 2008 MIP award will be deemed to be earned and payable to the each such Named Executive Officer. In the event of the death of a Named Executive Officer, the performance conditions under the 2008 MIPs are deemed to be fully achieved and the target payout amount, prorated according to the extent of time that the Named Executive Officer participated in their respective 2008 MIP during the performance period, is deemed earned and payable to such Named Executive Officer’s estate. See “— Variable Compensation Programs” and the “— Grants of Plan-Based Awards” table above for information regarding the 2008 MIPs.
   Retirement Plans.  Messrs. Edwards, Kilroy and Brown are participants in the PHH Pension Plan and Mr. Edwards is a participant in the PHH Retiree Medical Plan. Each of these plans were available to all employees prior to 1999 on a non-discriminatory basis. Participants in the PHH Pension Plan are entitled to payments in the form of an annuity upon attaining retirement age. The amounts reflected in the table are based on the estimated present value on December 31, 2008, of the payout for each participating Named Executive Officer assuming he had attained the normal retirement age of 65. None of the participating Named Executive Officers, except for Mr. Kilroy, had attained the minimum retirement age under the PHH Pension Plan as of December 31, 2008. See the “— Pension Benefits” table above for more information.
   Deferred Compensation.  Mr. Edwards is the only Named Executive Officer who is a participant in the Deferred Compensation Plan. Participants are entitled to a distribution under the Deferred Compensation Plan when they cease employment with us for any reason. Distributions may be made in a lump-sum payment or in monthly, quarterly or annual installments for up to ten years at the election of the participant. See the “— Non-qualified Deferred Compensation” table above for more information.

DIRECTOR COMPENSATION
     The Corporate Governance Committee is responsible for reviewing and recommending to the Board of Directors the compensation of our non-employee Directors. Members of our Board of Directors who are also our officers or employees do not receive any additional compensation for serving as a Director. The following table sets forth our non-employee Director compensation schedule for 2008:

Compensation
Annual Non-Executive Chairman of the Board Retainer	$170,000
Annual Non-Executive Board Member Retainer	120,000
New Director Equity Grant (1)	60,000
Audit Committee Chair Stipend	20,000
Audit Committee Member Stipend	12,000
Compensation Committee Chair Stipend	15,000
Compensation Committee Member Stipend	10,000
Corporate Governance Committee Chair Stipend	9,000
Corporate Governance Committee Member Stipend	7,000
Finance and Risk Management Committee Chair Stipend (2)	17,500
Finance and Risk Management Committee Member Stipend (2)	11,000

(1)
At the end of the first calendar quarter following the date that a non-employee Director first commences service as a member of the Board of Directors, such non-employee Director is granted restricted stock units under the PHH Corporation 2005 Equity and Incentive Plan with an aggregate fair market value of approximately $60,000 with cash being paid in lieu of any fractional restricted stock units. Each such restricted stock unit is immediately vested and non-forfeitable and represents the right to receive one share of the Company’s common stock on the one year anniversary date following the date such Director’s service as a member of the Board of Directors terminates for any reason. During 2008, no non-employee Directors first commenced service on the Board of Directors.

(2)
The Finance and Risk Management Committee was formed on February 27, 2008, at which time the Board of Directors, upon the recommendation of the Corporate Governance Committee, established the annual stipends for participation on such committee.

     Non-employee Director compensation is paid in arrears in four equal quarterly installments at the end of each calendar quarter (each payment date, a “Fee Payment Date”) and are paid half in restricted stock units that are issued under our 2005 Equity and Incentive Plan (the “Director RSUs”) and, unless deferred as described below, half in cash. Each Director RSU represents the right to receive one share of our common stock upon settlement of such Director RSU. Director RSUs are immediately vested and are settled in shares of our common stock one year after the Director is no longer a member of the Board. Director RSUs may not be sold or otherwise transferred for value prior to the Director’s termination of service on the Board.
     The number of Director RSUs granted to each non-employee Director on each Fee Payment Date that is attributable to the portion of the compensation that is payable in the form of Director RSUs is determined by dividing one-half of the total dollar amount of compensation that is payable to each such non-employee Director on such Fee Payment Date by the closing price of our common stock on the NYSE on such Fee Payment Date (or, if there was no trading of our common stock on the NYSE on such Fee Payment Date, the closing price of our common stock on the date last preceding such Fee Payment Date upon which our common stock was traded on the NYSE). Fractional Director RSUs are not granted and any fractional portion resulting from the foregoing calculation is paid in cash or deferred as described below.
     A non-employee Director may elect to defer under the PHH Corporation Non-Employee Directors’ Deferred Compensation Plan all or any portion of any compensation that would otherwise be paid to such non-employee Director in cash. If deferred, a Director is credited with additional Director RSUs with a fair market value on each applicable Fee Payment Date equal to the cash that such non-employee Director has elected to defer in lieu of such cash. Director RSUs that are received pursuant to elective deferrals of fees that are otherwise payable in cash are immediately vested and are settled in shares of our common stock 200 days after the Director is no longer a member of the Board.
     We do not maintain a pension plan for non-employee Directors. Non-employee Directors did not receive any other form of compensation for 2008.

Director Compensation Table
     The following table sets forth the compensation paid to or earned by each of our non-employee Directors during 2008:

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) (4)	($)	($)	($)	($)	($)
James W. Brinkley	71,055	70,945	—	—	—	—	142,000

James O. Egan (1)	—	—	—	—	—	—	—

A.B. Krongard	99,132 (2)	99,035 (2)	—	—	—	—	198,167

Ann D. Logan	78,357	78,226	—	—	—	—	156,583

Jonathan D. Mariner	69,558	69,442	—	—	—	—	139,000

Francis J. Van Kirk (3)	74,642	74,525	—	—	—	—	149,167

(1)	Mr. Egan first commenced service on the Board of Directors on March 30, 2009.

(2)	During 2008, Mr. Krongard elected to defer $65,415 of the cash portion of his retainer and stipends pursuant to the Non-Employee Directors Deferred Compensation Plan and received 4,519 Director RSUs in lieu of such cash. The $65,415 that Mr. Krongard elected to defer in the form of Director RSUs is included in the “Fees Earned or Paid in Cash” column rather than the “Stock Awards” column under applicable SEC rules because such amount was earned in cash and then deferred into Director RSUs under the Non-Employee Directors’ Deferred Compensation Plan.

(3)	Mr. Van Kirk resigned from the Board of Directors on March 30, 2009.

(4)	The amounts shown in this column reflect the expense amount recognized by us for financial statement reporting purposes in respect of awards to our non-employee Directors of restricted stock units during 2008. The aggregate grant date fair value of such restricted stock units is equal to the amounts reflected in this column. See Note 18, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements included in the 2008 Annual Report for the assumptions used in calculating our equity-based compensation expense.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
     The table below presents information as of December 31, 2008:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,332,684 (2)	$18.91 (3)	1,339,222
Equity compensation plans not approved by security holders	—	—	—

Total	4,332,684 (2)	$18.91 (3)	1,339,222

(1)
Equity compensation plans approved by security holders include the Prior Plan that was approved by our sole stockholder on January 14, 2005. See also Note 18, “Stock-Based Compensation” in the Notes to the Consolidated Financial Statements included in the 2008 Annual Report for more information.

(2)	Includes 1,568,934 restricted stock units and 2,763,750 stock options.

(3)	Because there is no exercise price associated with restricted stock units, restricted stock units described in Note 2 above are not included in the weighted-average exercise price calculation.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the beneficial ownership of our outstanding common stock as of April 22, 2009, by those persons who are known to us to be beneficial owners of 5% or more of our common stock, by each of our Directors, by each of our current Named Executive Officers (as defined on page 39) and by our Directors, Director nominees and current Executive Officers as a group. As of April 22, 2009, there were 54,388,877 shares of our common stock issued and outstanding.

	Number of
	Shares
	Beneficially
Name and Address	Owned(1)	Percent of Class
Principal Stockholders:
Pennant Capital Management, LLC (2)	5,407,141	9.97%
40 Main Street Chatham, NJ 07928
Wellington Management Company, LLP (3)	5,361,001	9.88%
75 State Street Boston, MA 02109
BlackRock, Inc. (4)	5,273,322	9.67%
40 East 52nd St. New York, NY 10022
Third Point LLC (5)	5,210,000	9.6%
390 Park Avenue New York, NY 10022
Dimensional Fund Advisors LP (6)	3,578,659	6.6%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746
Elm Ridge Capital Management, LLC (7)	3,329,163	6.10%
3 West Main Street, 3rd Floor Irvington, NY 10533
Hotchkis and Wiley Capital Management, LLC (8)	3,187,200	5.90%
725 South Figueroa Street, 39th Floor Los Angeles, CA 90017

Directors and Current Named Executive Officers:
Terence W. Edwards(9)	503,972	*
Sandra E. Bell	—	—
George J. Kilroy(10)	65,552	*
Mark R. Danahy(11)	113,180	*
William F. Brown(12)	85,180	*
James W. Brinkley(13), (14)	250	*
James O. Egan(14)	—	—
A.B. Krongard(14)	—	—
Ann D. Logan(14)	—	—
Jonathan D. Mariner(14)	—	—
All Directors and Executive Officers as a Group (12 persons)	837,289	1.54%

*	Represents less than one percent.

(1)
Based upon information furnished to us by the respective stockholders or contained in filings made with the SEC. For purposes of this table, if a person has or shares voting or investment power with respect to any of our common stock, then such common stock is considered beneficially owned by that person under the SEC rules. Shares of our common stock beneficially owned include direct and indirect ownership of shares, stock options and restricted stock units granted to executive officers and director restricted stock units granted to our directors which are vested or are expected to vest within 60 days of April 22, 2009. Unless otherwise indicated in the table, the address of all listed stockholders is c/o PHH Corporation, 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054.

(2)
Based solely on a Schedule 13D/A filed with the SEC on March 9, 2009, Pennant Capital Management, LLC and certain of its affiliates (“Pennant”) reported aggregate beneficial ownership of approximately 9.97%, or 5,407,141 shares, of the Company’s common stock as of March 4, 2009. Pennant reported that it possessed shared voting power over 5,407,141 shares and shared dispositive power over 5,407,141 shares. Pennant also reported that it did not possess sole voting or sole dispositive power over any shares beneficially owned.

(3)
Based solely on a Schedule 13G filed with the SEC on February 17, 2009, Wellington Management Company, LLP (“Wellington”) reported aggregate beneficial ownership of approximately 9.88%, or 5,361,001 shares, of the Company’s common stock as of December 31, 2008. Wellington reported that it possessed shared voting power over 4,081,824 shares and shared dispositive power over 5,281,901 shares. Wellington also reported that it did not possess sole voting or sole dispositive power over any shares beneficially owned.

(4)
Based solely on a Schedule 13G filed with the SEC on February 10, 2009, BlackRock, Inc. and certain of its affiliates (“BlackRock”) reported aggregate beneficial ownership of approximately 9.67%, or 5,273,322 shares, of the Company’s common stock as of December 31, 2008. BlackRock reported that it possessed shared voting power over 5,273,322 shares and shared dispositive power over 5,273,322 shares. BlackRock also reported that it did not possess sole voting or sole dispositive power over any shares beneficially owned.

(5)
Based solely on a Schedule 13G/A filed with the SEC on January 5, 2009, Third Point LLC and certain of its affiliates (“Third Point”) reported aggregate beneficial ownership of approximately 9.6%, or 5,210,000 shares, of the Company’s common stock as of January 5, 2009. Third Point reported that it possessed shared voting power over 5,210,000 shares and shared dispositive power over 5,210,000 shares. Third Point also reported that it did not possess sole voting or sole dispositive power over any shares beneficially owned.

(6)
Based solely on a Schedule 13G/A filed with the SEC on February 9, 2009, Dimensional Fund Advisors LP and certain of its affiliates (“DFA”) reported aggregate beneficial ownership of approximately 6.6%, or 3,578,659 shares, of the Company’s common stock as of December 31, 2008. DFA reported that it possessed sole voting power over 3,578,659 shares and sole dispositive power over 3,578,659 shares. DFA also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(7)
Based solely on a Schedule 13G filed with the SEC on February 13, 2009, Elm Ridge Capital Management, LLC (“Elm Ridge”) reported aggregate beneficial ownership of approximately 6.1%, or 3,329,163 shares, of the Company’s common stock as of December 31, 2008. Elm Ridge reported that it possessed shared voting power over 3,329,163 shares and shared dispositive power over 3,329,163 shares. Elm Ridge also reported that it did not possess sole voting or sole dispositive power over any shares beneficially owned.

(8)
Based solely on a Schedule 13G/A filed with the SEC on February 13, 2009, Hotchkis and Wiley Capital Management, LLC (“Hotchkis”) reported aggregate beneficial ownership of approximately 5.9%, or 3,187,200 shares, of the Company’s common stock as of December 31, 2008. Hotchkis reported that it possessed sole voting power over 2,304,200 shares and sole dispositive power over 3,187,200 shares. Hotchkis also reported that it did not possess shared voting or shared dispositive power over any shares beneficially owned.

(9)
Represents 87,722 shares of our common stock held directly and 416,250 shares of our common stock underlying stock options that are currently exercisable or that become exercisable within sixty days of April 22, 2009.

(10)
Represents 38,211 shares of our common stock held directly, 625 shares of our common stock held indirectly and 26,716 shares of our common stock underlying stock options that are currently exercisable or that become exercisable within sixty days of April 22, 2009.

(11)
Represents 16,120 shares of our common stock held directly and 97,060 shares of our common stock underlying stock options that are currently exercisable or that become exercisable within sixty days of April 22, 2009.

(12)
Represents 20,769 shares of our common stock held directly and 64,411 shares of our common stock underlying stock options that are currently exercisable or that become exercisable within sixty days of April 22, 2009.

(13)	Represents 250 shares of our common stock held by Brinkley Investments, LLC, a partnership among Mr. Brinkley, his wife and his children.
(14)
Each non-employee Director has been granted Director RSUs that are immediately vested upon grant and that are settled in shares of our common stock either 200 days (in the case of elective deferrals of Director compensation) or one year (in the case of non-elective deferrals of Director compensation) after the Director is no longer a member of the Board of Directors. Each Director RSU represents the right to receive one share of our common stock upon settlement of such Director RSU. Director RSUs may not be sold or otherwise transferred for value, and Directors have no right to acquire the shares underlying Director RSUs, prior to the date that is either 200 days or one year, as applicable, after termination of service on the Board. As a result, the shares underlying Director RSUs have been omitted from the above table. As of April 22, 2009, Messrs. Brinkley, Egan, Krongard and Mariner and Ms. Logan held 16,824, 4,284, 35,081, 16,524 and 17,500 Director RSUs, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

▪	the arrangement involves payments to or from the entity that constitute less than the greater of $1 million or 2% of the entity’s consolidated gross revenues; and

▪	the Director is not personally involved in (i) the negotiation and execution of the arrangement, (ii) performance of the services or provision of the goods or (iii) the monetary arrangement.
     See Item 10. “Directors, Executive Officers and Corporate Governance — Corporate Governance—Code of Business Conduct and Ethics for Directors” and “—Code of Conduct for Employees and Officers” on page 14 for more information. Our legal staff is responsible for the development and implementation of processes and controls, including regular director and officer questionnaires, to obtain information from the Directors and executive officers with respect to related person transactions. Based on the facts and circumstances identified through these information gathering processes, the Board of Directors determines whether the company or a related person has a direct or indirect material interest in any transactions identified.
Certain Business Relationships
     A.B. Krongard, our non-executive Chairman of the Board, is also an outside director on the global Board of Directors for our principal outside law firm, DLA Piper. Our legal fees and disbursements paid to DLA Piper during 2008 were less than 0.1% of the firm’s gross revenues for 2008.
     James W. Brinkley, one of our Directors, became Vice Chairman of Smith Barney’s Global Private Client Group following Citigroup’s acquisition of LMWW in December 2005. We have certain relationships with the Corporate and Investment Banking segment of Citigroup, including financial services, commercial banking and other transactions. Citigroup is a lender, along with various other lenders, in several of our credit facilities. The fees paid to Citigroup, including interest expense, were approximately $45 million for 2008, representing less than 0.1% of Citigroup’s consolidated revenues for the year ended December 31, 2008. Citigroup Global Markets, Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC were joint book-running managers for our offering of 4.00% Convertible Senior Notes due 2012 that closed on April 2, 2008. We used a portion of our net proceeds from the offering to reduce the principal balance under one of the credit facilities in which Citigroup is a lender. Our maximum indebtedness to Citigroup during 2008 was $978 million, representing less than 0.1% of Citigroup’s total consolidated assets as of December 31, 2008, and such indebtedness was incurred in the ordinary course of business upon terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable loans.

     Mr. Brinkley’s son, Douglas Brinkley, is a principal at Colliers Pinkard, a member firm of Colliers, which provides certain lease management services to us. The fees paid to Colliers during 2008 were approximately $320,340, representing less than 0.1% of Colliers’ global revenues.
     Bradford C. Burgess, who serves as a Director, Business Development at PHH Arval since 2001, is the son-in-law of George J. Kilroy, one of our Directors and President and Chief Executive Officer of PHH Arval. Mr. Burgess received compensation, including base and bonus payments, of $161,015 for 2008 and was eligible to participate in employee benefit plans available to employees generally on a non-discriminatory basis. His compensation and benefits were commensurate with other employees in comparable positions at PHH Arval.
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
Independence of the Board of Directors
     Under the rules of the NYSE, our Board of Directors is required to affirmatively determine which Directors are independent and to disclose such determination in our annual report to stockholders and in our proxy statement for each annual meeting of stockholders. Our Board of Directors has reviewed each Director’s relationships with us in conjunction with our previously adopted categorical Independence Standards for Directors (the “Independence Standards”) and Section 303A of the NYSE’s Listed Company Manual (the “NYSE Listing Standards”). A copy of our categorical Independence Standards is available on our corporate website at www.phh.com under the heading “Investor Relations—Corporate Governance.” A copy of our Independence Standards is also available to stockholders upon request, addressed to the Corporate Secretary at 3000 Leadenhall Road, Mt. Laurel, New Jersey, 08054 (telephone number: 1-866-PHH-INFO or 1-856-917-1PHH). Our Board of Directors has affirmatively determined that each of our current non-employee Directors and Director nominees — Messrs. Brinkley, Egan, Krongard and Mariner and Ms. Logan — is independent within the meaning of our categorical Independence Standards and the NYSE Listing Standards and has no material relationship with us or any of our subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Our Board has also determined that Messrs. Edwards and Kilroy, who serve as executive officers, are not independent Directors. Accordingly, more than two-thirds of the members of our Board of Directors are independent as required by our Corporate Governance Guidelines.
Non-Executive Chairman of the Board
     Mr. Krongard serves as non-executive Chairman of the Board of Directors. In such capacity, Mr. Krongard leads all meetings of our Board of Directors at which he is present, but does not serve as an employee or corporate officer. The non-executive Chairman of the Board serves on appropriate committees as requested by the Board of Directors, sets meeting schedules and agendas and manages information flow to the Board of Directors to assure appropriate understanding of, and discussion regarding matters of interest or concern to the Board of Directors. The non-executive Chairman of the Board also has such additional powers and performs such additional duties consistent with organizing and leading the actions of the Board of Directors as the Board of Directors may from time-to-time prescribe.
Item 14. Principal Accounting Fees and Services
PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Our Audit Committee is responsible for pre-approving all audit services and permitted non-audit services, including the fees and terms thereof, to be performed for us and our subsidiaries by our independent registered public accounting firm, Deloitte & Touche LLP (the “Independent Auditor”). The Audit Committee has adopted a pre-approval policy and implemented procedures that provide that all engagements of our Independent Auditor are reviewed and pre-approved by the Audit Committee, except for such services that fall within the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that our Audit Committee approves prior to the completion of the audit. The pre-approval policy also permits the delegation of pre-approval authority to a member of the Audit Committee between meetings of the Audit Committee, and any such approvals are reviewed and ratified by the Audit Committee at its next scheduled meeting.

     For the years ended December 31, 2008 and 2007, professional services were performed for us by Deloitte & Touche LLP, our Independent Auditor, pursuant to the oversight of our Audit Committee. Representatives of Deloitte & Touche LLP are expected to be present at the Annual Meeting, will be given an opportunity to make a statement if they desire to do so and will be available to respond to appropriate stockholder questions regarding the Company.
     Set forth below are the fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates. All fees and services were approved in accordance with the Audit Committee’s pre-approval policy.

	Year Ended
	December 31,
Fees by Type	2008	2007
	(In millions)
Audit fees	$7.8	$7.8

Audit-related fees	0.6	0.9

Tax fees	0.5	0.6

All other fees	0.0	0.3

Total	$8.9	$9.6

     Audit Fees. Audit fees primarily related to the annual audits of the Consolidated Financial Statements included in our Annual Reports on Form 10-K and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, the reviews of the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q and services provided in connection with regulatory and statutory filings.
     Audit-Related Fees. Audit-related fees primarily related to audit fees for our employee benefit plans, comfort letters for registration statements and securitization transactions and agreed upon procedures.
     Tax Fees. Tax fees related to tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007.
     All Other Fees. All other fees primarily related to a terminated merger agreement with General Electric Capital Corporation and its wholly-owned subsidiary, Jade Merger Sub, Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) and (b). Exhibits
     Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Amendment.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No 1. to Annual Report on Form 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2009.

PHH CORPORATION
By: /s/ TERENCE W. EDWARDS

Name:	Terence W. Edwards
Title:	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description

31(i).1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.